Form 10QSB
period 2007-03-31
Cactus Ventures, Inc.
filed 2007-05-10
CIK 1388320

OMB APPROVAL
               OMB Number: 3235-0416
              Expires:  March 31, 2007
             Estimated average burden
                 Hours per response . . . . 182
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

xx QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

⁪ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
        For the transition period from ______________ to _____________

            Commission file number 000-52446

CACTUS VENTURES, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA                           88-0378336
(State or other jurisdiction of incorporation or organization)                    (IRS Employer Identification No.)

251 Jeanell Dr., Suite 3, Carson City, NV 89703
(Address of principal executive offices)

702-234-4148
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes xx No ⁪

Indicate by check mark whether the registrant is a shell company (as defined in Rule 13b-2 of the Exchange Act).
        Yes xx No ⁪

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.                                             Yes ⁪ No ⁪

APPLICABLE ONLY TO CORPORATE ISSUES

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of April 30, 2007, the Company had 22,309,815 shares of $0.01 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ⁪ No xx

SEC2334(9-05)   Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

CACTUS VENTURES, INC.
(A Development Stage Company)

TABLE OF CONTENTS

Page

Part I Financial Information

Balance Sheets (Unaudited) - March 31, 2007                                  4
and December 31, 2005

Statements of Operations (Unaudited) for the                                  5
Three Months Ended March 31, 2007 and 2006

Statement of Shareholders’ Deficit for the                                    6
Three Months Ended March 31, 2007 and 2006

Statements of Cash Flows (Unaudited) for the                                 7
Three Months Ended March 31, 2007 and 2006

Notes to the Condensed Financial Statements                                 8

Item 2.  Management’s Discussion and Analysis of Financial                         11
Condition and Results of Operations

Item 3.  Controls and Procedures                          13

Part II Other Information

Item 6.  Exhibits and Reports on Form 8-K                                   14

Signatures                                                         14

PART I- FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements
In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

CACTUS VENTURES, INC.
BALANCE SHEET
March 31, 2007 and December 31, 2006
ASSETS	2006	2005

Current assets
Cash in bank	$466	$0
Deposits on hand	0	0
Inventory	0	0
Total current assets	466	0

Equipment and parts	0	0
(Less) Accumulated depreciation	0	0
	0	0

	0
Total assets	$466	$0

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts payable	$3,500	$0
Accrued interest	870	0
State corporate tax payable	0	0
Total current liabilities	4,370	0

Notes payable related parties	14,500	0
Total liabilities	18,870	0

Shareholders' deficit
Common stock, 50,000,000 shares
authorized, 2,309,815 outstanding	23,098	23,098
Paid in capital	152,337	152,337
Retained deficit	(193,839)	(175,435)
Total shareholders' equity	(18,404)	0

Total liabilities and shareholders' equity	$466	$0

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INC.
STATEMENT OF OPERATIONS
For the three months ending March 31, 2007 and 2006

	2007	2006
Sales	$0	$0
Cost of Goods	0	0
Gross profit	0	0
Expenses
Bank charges	0	0
Professional fees	0	0
Total expenses	0	0
Net loss from operations	0	0
Other income (expense)
Loss on sale	0
Interest expense	(435)	(218)
State corporate tax expense	0	0
	(435)	(218)

Net income (loss)	$(435)	$(218)

Loss per common share	$(0.01)	$(0.01)
Weighted average of
shares outstanding	22,309,815	22,309,815

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INC.
STATEMENT OF SHAREHOLDERS’ DEFICIT
For the three months ending March 31, 2007 and 2006

	Common stock		Paid
			In	Retained
	Shares	Amount	Capital	Deficit	Total

December 31, 2005	22,309,815	$23,098	$152,337	$(175,435)	$0
Net loss for the period				(218)	(218)
March 31, 2006	22,309,815	$23,098	$152,337	$(175,653)	$(218)

December 31, 2006	22,309,815	23,098	152,337	(193,839)	(18,404)
Net loss for period
March 31, 2007				(435)	(435)
	22,309,815	23,098	152,337	(194,274)	(18,839)

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INC.
STATEMENT OF CASH FLOWS-INDIRECT METHOD
For the three months ending March 31, 2007 and 2006

	2006	2005
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(435)	$(218)
Adjustment to reconcile net to net cash
provided by operating activities
Increase Decrease) in accounts payable	(3,500)	0
Increase in accrued interest	435	218
Increase in state franchise tax		0
Loss on transfer of assets
Increase of deposits on hand		0
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(3,500)	0
INVESTING ACTIVITIES
Assets transferred
NET CASH USED IN
INVESTING ACTIVITIES		0
FINANCING ACTIVITIES
Sale of common stock		0
Related party notes	3,500	0
NET CASH REALIZED
FROM FINANCING ACTIVITIES	3,500	0
INCREASE IN CASH
AND CASH EQUIVALENTS	0	0
Cash and cash equivalents
at the beginning of the year	466	0
CASH AND CASH EQUIVALENTS
AT YEAR END	$466	$0

The accompanying notes are an integral part of these financial statements

Cactus Ventures, Inc
Footnotes to the Financial Statements
March 31, 2007

1.    Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cactus Ventures, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31 2007, the results of operations for the three months ended March 31, 2007 and 2006, and cash flows for the three months ended March 31, 2006 and 2005. The balance sheet as of December 31, 2006 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, as filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2007.

Description of business

The Company was incorporated under the laws of the State of Nevada on October 6, 1997. The Company for the past several years has had no activity. Cactus Ventures, Inc (the “Company) is a shell entity that is in the market for a merger with an appropriate company.

Net loss per share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period.

2.	New accounting pronouncements

The following accounting pronouncements if implemented would have no effect on the financial statements of the Company.

In November 2004, the FASB issued SFAS No.151, Inventory Costs, an amendment of Accounting Research Bulletin No.43, Inventory Pricing. SFAS No.151 requires all companies to recognize a current-period charge for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. The statement also requires that the allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. This new standard will be effective for fiscal years beginning after June 15, 2005. Adoption is not expected to have a material impact on our consolidated financial statements.

Cactus Ventures, Inc
Footnotes to the Financial Statements
March 31, 2007

In December 2004, the Financial Accounting Standards Board issued SFAS 123 (revised 2004), Share-based Payment. SFAS 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share-based payments (e.g. stock options and restricted stock) granted to employees. This applies to all transactions involving the issuance of our own equity in exchange for goods or services, including employee services. Upon adoption of SFAS 123(R), all stock options awards to employees will be recognized as expense in the income statement, typically over any related vesting period. SFAS123(R) carried forward the guidance from SFAS 123 for payment transactions with non-employees. We will be required to adopt SFAS 123(R) in the third quarter of 2005. We believe the impact of adopting SFAS 123(R) will be similar to the pro forma disclosure impact presented previously in this footnote.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:
Modified Prospective Method under which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

Modified Retrospective Method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

At this time, we have not determined which method of adoption we will use.

In December, 2004 FASB issued SFAS 152 which amended FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions.

In December, 2004 the Financial Accounting Standards Board (”FASB”) issued SFAS 153. SFAS 153 amended APB Opinion No. 29, Accounting for Nonmonetary Transactions. APB Opinion No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.

In December, 2004 FASB released its revised SFAS 123 or SFAS 123a. The revision requires companies to recognize the fair value of equity instruments issued to employees for services received. This pronouncement affects the issuance of employee stock options among other types of employee compensation. This pronouncement becomes effective based on the size of the company and whether or not it is public or private. For public entities that file as small business issuers, the pronouncement becomes effective as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. For most companies this would effectively be December 31, 2005. For nonpublic companies the pronouncement becomes effective as of the beginning of the first annual reporting period that begins after December 15, 2005.

The fair value of the stock options is determined on the grant date of the option and the cost of the service can be recognized over the vesting period of the options. The pronouncement applies to nonpublic entities as was as to public entities with some exceptions. Specifically, if it is not possible to reasonably estimate the fair value of equity share options because it is not practicable to estimate the expected volatility of the entity’s share price, then the nonpublic company can reasonably assume that there is no fair value to the equity instrument.

FASB 154 issued in May 2005 pertains accounting changes and error corrections. None exist for the Company.

Cactus Ventures, Inc
Footnotes to the Financial Statements
March 31, 2007

3. Related party transaction
Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the three months ended March 31, 2007 and 2006.

The Company borrowed $3500 from various related parties and shareholders of the Company for working capital purposes as of March 31, 2007.

4. Going concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has a net loss of $1,912, a negative working capital deficiency of $31,285 and a stockholders’ deficiency of $27,521. These factors raise substantial doubt about its ability to continue as a going concern. The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

ITEM 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations

Safe Harbor for Forward-Looking Statements

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the “Item 2. Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

Description of Business.

We were formed as a Nevada corporation on October 6, 1997 originally under the name Zurich U.S.A., Inc. On July 10, 2006, we changed our name to Cactus Ventures, Inc. and began pursuing our business of marketing sunglasses. The Company encountered numerous problems various vendors and ceased its operations The Company has now focused its efforts on seeking a business opportunity. The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

The Company intends to seek, investigate, and if warranted, acquire an interest in a business opportunity. We are not restricting our search to any particular industry or geographical area. We may therefore engage in essentially any business in any industry. Our management has unrestricted discretion in seeking and participating in a business opportunity, subject to the availability of such opportunities, economic conditions and other factors.

The selection of a business opportunity in which to participate is complex and extremely risky and will be made by management in the exercise of its business judgment. There is no assurance that we will be able to identify and acquire any business opportunity which will ultimately prove to be beneficial to our company and shareholders.

Because we have no specific business plan or expertise, our activities are subject to several significant risks. In particular, any business acquisition or participation we pursue will likely be based on the decision of management without the consent, vote, or approval of our shareholders.

Sources of Opportunities

We anticipate that business opportunities may arise from various sources, including officers and directors, professional advisers, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We will seek potential business opportunities from all known sources, but will rely principally on the personal contacts of our officers and directors as well as indirect associations between them and other business and professional people. Although we do not anticipate engaging professional firms specializing in business acquisitions or reorganizations, we may retain such firms if management deems it in our best interests. In some instances, we may publish notices or advertisements seeking a potential business opportunity in financial or trade publications.

Criteria

We will not restrict our search to any particular business, industry or geographical location. We may acquire a business opportunity in any stage of development. This includes opportunities involving “start up” or new companies. In seeking a business venture, management will base their decisions on the business objective of seeking long-term capital appreciation in the real value of our company. We will not be controlled by an attempt to take advantage of an anticipated or perceived appeal of a specific industry, management group, or product.

In analyzing prospective business opportunities, management will consider the following factors:

•	available technical, financial and managerial resources;
•	working capital and other financial requirements;
•	the history of operations, if any;
•	prospects for the future;
•	the nature of present and expected competition;
•	the quality and experience of management services which may be available and the depth of the management;
•	the potential for further research, development or exploration;
•	the potential for growth and expansion;
•	the potential for profit;
•	the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

Generally, our management will analyze all available factors and make a determination based upon a composite of available facts, without relying on any single factor.

Methods of Participation of Acquisition

Management will review specific businesses and then select the most suitable opportunities based on legal structure or method of participation. Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transaction. Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

Procedures

As part of the our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity. We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

We will generally ask to be provided with written materials regarding the business opportunity. These materials may include the following:

•	descriptions of product, service and company history; management resumes;
•	financial information;
•	available projections with related assumptions upon which they are based;
•	an explanation of proprietary products and services;
•	evidence of existing patents, trademarks or service marks or rights thereto;
•	present and proposed forms of compensation to management;
•	a description of transactions between the prospective entity and its affiliates;
•	relevant analysis of risks and competitive conditions;
•	a financial plan of operation and estimated capital requirements;
•	and other information deemed relevant.

Competition

We expect to encounter substantial competition in our efforts to acquire a business opportunity. The primary competition is from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals.

Employees

We do not currently have any employees but rely upon the efforts of our officer and director to conduct our business. We do not have any employment or compensation agreements in place with our officers and directors although they are reimbursed for expenditures advanced on our behalf.

Description of Property.

We do not currently own any property. We utilize office space in the residence of our President at no cost. We will not seek independent office space until we pursue a viable business opportunity and recognize income.

Results of Operations for the Three Month Periods Ended March 31, 2007 and 2006

The Company has not generated revenue for the periods ending March 31, 2007 and 2006.

The Company had no general and administrative expenses during the three months ended March 31, 2007 and interest expense of $435 resulting in a net loss of $435. During the same period in 2006, the Company experienced $-0- in general and administrative expenses and $218 in interest expense resulting in a net loss of $218. The Company anticipates incurring expenses relative to its SEC reporting obligations which will include legal and accounting expenses.

Liquidity and Capital Resources

At March 31, 2007, the Company’s total assets consisted of $466 in cash.  Liabilities at March 31, 2007 totaled $18,870 and consisted of $3,500 in accounts payable, $870 in accrued interest, $-0- in taxes payable and $14,500 in notes payable to related parties.

The Company has no material commitments for the next twelve months. The Company has a capital deficit and its current liquidity needs cannot be met by cash on hand. As a result, our independent auditors have expressed substantial doubt about our ability to continue as a going concern. In the past, the Company has relied on capital contributions from shareholders to supplement operating capital when necessary.  The Company anticipates that it will receive sufficient contributions from shareholders to continue operations for at least the next twelve months.  However, there are no agreements or understandings to this effect.  Should the Company require additional capital, it may sell common stock, take loans from officers, directors or shareholders or enter into debt financing agreements.

ITEM 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer/Chief Financial Officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by Cactus Ventures, Inc. during the quarter ended March 31, 2007.

Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.  SEC Ref. No. Title of Document                                          Location

1                   31.1          Certification of the Principal Executive                    Attached
       Officer/ Principal Financial Officer pursuant
       Section 302 of the Sarbanes-Oxley Act of 2002

2                   32.1          Certification of the Principal Executive Officer/                 Attached
       Principal Financial Officer pursuant to U.S.C.
       Section 1350 as adopted pursuant to Section 906
       of the Sarbanes-Oxley Act of 2002*

* The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CACTUS VENTURES, INC.

Date:    5/10/2007                                /s/ Diane S.  Button
            President and Chief Financial Officer