Form 10QSB
period 2007-06-30
Cactus Ventures, Inc.
filed 2007-08-14
CIK 1388320

OMB APPROVAL
OMB Number: 3235-0416
Expires:  March 31, 2007
Estimated average burden
Hours per response . . . . 182
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

xx QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

As of August 13, 2007, the Company had 22,309,815 shares of $0.01 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):                                                                                                 Yes ⁪ No xx

SEC2334(9-05) Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

CACTUS VENTURES, INC.
(A Development Stage Company)

TABLE OF CONTENTS

Page

Part I Financial Information

Balance Sheets (Unaudited) - June 30, 2007                                                                                                       4
and December 31, 2005

Statements of Operations (Unaudited) for the                                                                                                   5
Six Months Ended June 30, 2007 and 2006

Statement of Shareholders’ Deficit for the                                                                                                          6
Six Months Ended June 30, 2007 and 2006

Statements of Cash Flows (Unaudited) for the                                                                                                  7
Six Months Ended June 30, 2007 and 2006

Notes to the Condensed Financial Statements                                                                                                  8

Item 2.  Management’s Discussion and Analysis of Financial                                                                      11
Condition and Results of Operations

Item 3.  Controls and Procedures                                                                                                                        13

Part II Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                                                                        13

Signatures                                                                                                                                                              14

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

CACTUS VENTURES, INCORPORATED
CONDENSED BALANCE SHEET
June 30, 2007 and December 31, 2007

ASSETS	Unaudited	Audited
Current assets
Cash in bank	$466	$466
Deposits on hand		0
Inventory		0
Total current assets	466	466

Equipment and parts		0
(Less) Accumulated depreciation		0
		0

		0
Total assets	$466	$466

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$0	$3,500
Accrued interest	1,840	870
State corporate tax payable		0
Total current liabilities	1,840	4,370

Notes payable related parties	20,840	14,500
Total liabilities	22,680	18,870
Shareholders' deficit
Common stock, 50,000,000 shares
authorized,22,309,815 outstanding	23,098	23,098
Paid in capital	152,337	152,337
Retained deficit	(197,649)	(193,839)
Total shareholders' equity	(22,214)	(18,404)

Total liabilities and shareholders' equity	$466	$466

The accompanying notes are an integral part of these financial statements

CACUS VENTURES, INCORPORATION
STATEMENT OF OPERATIONS
For the six months ending June 30, 2007 and 2006

	2007	2006
Sales	$0	$0
Cost of Goods	0	0
Gross profit	0	0
Expenses
Bank charges	0	0
Professional fees	2,840	0
Total expenses	2,840	0
Net loss from operations	(2,840)	0
Other income (expense)
Loss on sale	0
Interest expense	(970)	(218)
State corporate tax expense	0	0
	(970)	(218)

Net income (loss)	$(3,810)	$(218)

Loss per common share	$(0.01)	$(0.01)
Weighted average of shares outstanding	22,309,815	22,309,815

The accompanying notes are an integral part of these financial statements

CACUS VENURES, INCORPORATED
STATEMENT OF SHAREHOLDERS’ DEFICIT
For the six months ended June 30, 2007 and 2006

	Common stock		Paid
			In	Retained
	Shares	Amount	Capital	Deficit	Total

December 31, 2005	22,309,815	$23,098	$152,337	$(175,435)	$0
Net loss for the period				(218)	(218)
June 30, 2006	22,309,815	$23,098	$152,337	$(175,653)	$(218)

December 31, 2006	22,309,815	23,098	152,337	(193,839)	(18,404)
Net loss for period
June 30, 2007				(3,810)	(3,810)
	22,309,815	23,098	152,337	(197,649)	(22,214)

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INCORPORATED
STATEMENT OF CASH FLOWS-INDIRECT METHOD
For the six months ending June 30, 2007 and 2006

	2006	2005
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(3,810)	$(218)
Adjustment to reconcile net to net cash
provided by operating activities
Increase Decrease) in accounts payable	(3,500)	0
Increase in accrued interest	970	218
Increase in state franchise tax		0
Loss on transfer of assets
Increase of deposits on hand		0
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(6,340)	0
INVESTING ACTIVITIES
Assets transferred
NET CASH USED IN
INVESTING ACTIVITIES		0
FINANCING ACTIVITIES
Sale of common stock		0
Related party notes	6,340	0
NET CASH REALIZED
FROM FINANCING ACTIVITIES	6,340	0
INCREASE IN CASH
AND CASH EQUIVALENTS	0	0
Cash and cash equivalents
at the beginning of the year	466	0
CASH AND CASH EQUIVALENTS
AT YEAR END	$466	$0

The accompanying notes are an integral part of these financial statements

Cactus Ventures, Inc
Footnotes to the Financial Statements
June 30, 2007 and 2006

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

Material adjustments

It is management’s opinion that all adjustments necessary for a fair statement of the results for the interim periods have been made.

2.	New accounting pronouncements

The following accounting pronouncements if implemented would have no effect on the financial statements of the Company.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (SFAS 155”), which amends SFAS No. 133, “Accounting for Derivatives Instruments and Hedging Activities” (“SFAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (SFAS 140”). SFAS 155 amends SFAS 133 to narrow the scope exception for interest-only and principal-only strips on debt instruments to include only such strips representing rights to receive a specified portion of the contractual interest or principle cash flows. SFAS 155 also amends SFAS 140 to allow qualifying special-purpose entities to hold a passive derivative financial instrument pertaining to beneficial interests that itself is a derivative instruments. The Company is currently evaluating the impact this new Standard, but believes that it will not have a material impact on the Company’s financial position.

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.	Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.	Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.	Permits an entity to choose ‘Amortization method’ or ‘Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities:

4.
At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

5.
Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements.’ This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a)	A brief description of the provisions of this Statement
b)	The date that adoption is required
c)	The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FASB 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FASB 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FASB 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

The Management asserts that the preceding accounting pronouncements will have no effect on the financial statements of the Company.

3. Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the six months ended June 30, 2007 and 2006.

The Company borrowed $6,340 from various related parties and shareholders of the Company for working capital purposes as of March 31, 2007.

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

Results of Operations for the Six Month Periods Ended June 30, 2007 and 2006

The Company has not generated revenue for the periods ending June 30, 2007 and 2006.

The Company had general and administrative expenses during the six months ended June 30, 2007 of $2,840 and interest expense of $970 resulting in a net loss of $3,810. During the same period in 2006, the Company experienced $-0- in general and administrative expenses and $218 in interest expense resulting in a net loss of $218. The Company anticipates incurring expenses relative to its SEC reporting obligations which will include legal and accounting expenses.

Liquidity and Capital Resources

At June 30, 2007, the Company’s total assets consisted of $466 in cash.  Liabilities at June 30, 2007 totaled $22,680 and consisted of $1,840 in accrued interest and $20,840 in notes payable to related parties.

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

PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by Cactus Ventures, Inc. during the quarter ended June 30, 2007.

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

Exhibit No.                              SEC Ref. No.                                  Title of Document                                                                   Location

1                                                    31.1                                              Certification of the Principal Executive                                Attached
                                       Officer/ Principal Financial Officer pursuant
                                       to Section 302 of the Sarbanes-Oxley Act of 2002

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

CACTUS VENTURES, INC.

Date: August 14, 2007                                                                                  By: /s/ Diane S. Button
President and Chief Financial Officer