Form 10QSB
period 2007-09-30
Cactus Ventures, Inc.
filed 2007-11-13
CIK 1388320

OMB APPROVAL
OMB Number: 3235-0416
Expires:  March 31, 2007
Estimated average burden
Hours per response . . . . 182
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

xx QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

As of November 13, 2007, the Company had 22,309,815 shares of $0.01 par value common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ⁪ No xx

SEC2334(9-05) Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

CACTUS VENTURES, INC.
(A Development Stage Company)

TABLE OF CONTENTS

Page

Part I Financial Information

Balance Sheets (Unaudited) - September 30, 2007
and December 31, 2005                                                                                                                                          3

Statements of Operations (Unaudited) for the
Nine Months Ended September 30, 2007 and 2006                                                                                           4

Statement of Shareholders’ Deficit for the
Nine Months Ended September 30, 2007 and 2006                                                                                           5

Statements of Cash Flows (Unaudited) for the
Nine Months Ended September 30, 2007 and 2006                                                                                           6

Notes to the Condensed Financial Statements                                                                                                 7

Item 2.  Management’s Discussion and Analysis of Financial
Condition and Results of Operations                                                                                                             11

Item 3.  Controls and Procedures                                                                                                                        13

Part II Other Information

Item 6.  Exhibits and Reports on Form 8-K                                                                                                        14

Signatures                                                                                                                                                              14

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

CACTUS VENTURES, INCORPORATED
CONDENSED BALANCE SHEET
September 30, 2007 and December 31, 2006

ASSETS	2007	2006
Current assets
Cash in bank	$6,432	$466
Deposits on hand	0	0
Inventory	0	0
Total current assets	6,432	466

Equipment and parts	0	0
(Less) Accumulated depreciation	0	0
	0	0

	0	0
Total assets	$6,432	$466

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	0	$3,500
Accrued interest	3,540	870
State Corporate Tax payable	0	0
Total current liabilities	3,540	4,370

Notes payable related parties	31,459	14,500
Total liabilities	34,999	18,870

Shareholders' deficit
Common stock, 50,000,000 shares
authorized, 22,309,815 outstanding	23,098	23,098
Paid in capital	152,337	152,337
Retained deficit	(204,002)	(193,839)
Total shareholders' equity	(28,567)	(18,404)

Total liabilities and shareholders' equity	$6,432	$466

The accompanying notes are an integral part of these financial statements.

CACTUS VENTURES, INCORPORATED
STATEMENT OF OPERATIONS
For the nine months ending September 30, 2007 and 2006

	2007	2006
Sales	$0	$0
Cost of Goods	0	0
Gross profit	0	0
Expenses
Bank charges	6	30
Office supplies	236	0
Professional fees	6,505	10,000
Other costs	471	0
Licenses and permits	275	0
Total expenses	7,493	10,030
Net loss from operations	(7,493)	(10,030)
Other income (expense)
Interest expense	(2,670)	0
State corporate tax expense	0	0
	(2,670)	0

Net income (loss)	$(10,163)	$(10,030)

Loss per common share	$(0.01)	$(0.01)
Weighted average of
shares outstanding	2,976,482	2,976,482

The accompanying notes are an integral part of these financial statements.

CACTUS VENTURES, INCORPORATED
STATEMENT OF SHAREHOLDERS’ DEFICIT
For the nine months ending September 30, 2007 and 2006

	Common stock		Paid
			In	Retained
	Shares	Amount	Capital	Deficit	Total

December 31, 2005	22,309,815	$23,098	$152,337	$(175,435)	$0

Net loss for the period				(10,030)	(10,030)
September 30, 2006	22,309,815	$23,098	$152,337	$(185,465)	$(10,030)

December 31, 2006	22,309,815	$23,098	$152,337	$(193,839)	$(18,404)
Stock purchase	0	0			0
Net loss for period				(10,163)	(10,163)
September 30, 2007	22,309,815	$23,098	$152,337	$(204,002)	$(28,567)

The accompanying notes are an integral part of these financial statements.

CACTUS VENTURES, INCORPORATED
STATEMENT OF CASH FLOWS-INDIRECT METHOD
For the nine months ending September 30, 2007 and 2006

	2007	2006
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(10,163)	$(10,030)
Adjustment to reconcile net to net cash
provided by operating activities
Decrease in accounts payable	(3,500)	0
Increase in accrued interest	2,670	0
Increase in state franchise tax	0	0
Loss on transfer of assets	0	0
Increase of deposits on hand	0	0
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(10,993)	(10,030)
INVESTING ACTIVITIES
Assets transferred	0	0
NET CASH USED IN
INVESTING ACTIVITIES	0	0
FINANCING ACTIVITIES
Sale of common stock	0	2,000
Borrowings from shareholder	16,959	8,500
NET CASH REALIZED
FROM FINANCING ACTIVITIES	16,959	10,500
INCREASE IN CASH
AND CASH EQUIVALENTS	5,966	470
Cash and cash equivalents
at the beginning of the year	466	0
CASH AND CASH EQUIVALENTS
AT YEAR END	$6,432	$470

The accompanying notes are an integral part of these financial statements.

Cactus Ventures, Inc
Footnotes to the Condensed Financial Statements
September 30, 2007 and 2006

1.	Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cactus Ventures, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2007, the results of operations for the nine months ended September 30, 2007 and 2006, and cash flows for the nine months ended September 30, 2007 and 2006. The balance sheet as of December 31, 2006 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2007.

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

3. Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the nine months ended September 30, 2007 and 2006.

The Company borrowed $31,459 and $14,500 from various related parties and shareholders of the Company for working capital purposes as of September 30, 2007 and 2006 respectively.

4. Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has a net loss of $10,163 a negative working capital deficiency of $25,000 and a stockholders’ deficiency of $28,567. These factors raise substantial doubt about its ability to continue as a going concern. The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

Results of Operations for the Nine Month Periods Ended September 30, 2007 and 2006

The Company has not generated revenue for the periods ending September 30, 2007 and 2006.

The Company had general and administrative expenses during the nine months ended September 30, 2007 of $7,493 and interest expense of $2,670 resulting in a net loss of $10,163. During the same period in 2006, the Company experienced $10,030 in general and administrative expenses and $-0- in interest expense resulting in a net loss of $10,030. The Company anticipates incurring expenses relative to its SEC reporting obligations which will include legal and accounting expenses.

Liquidity and Capital Resources

At September 30, 2007, the Company’s total assets consisted of $6,432 in cash.  Liabilities at September 30, 2007 totaled $34,999 and consisted of $3,540 in accrued interest and $31,459 in notes payable to related parties.

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

PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed by Cactus Ventures, Inc. during the quarter ended September 30, 2007.

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

CACTUS VENTURES, INC.

Date: November 13, 2007                                                                                     By: /s/ Diane S. Button
President and Chief Financial Officer