Form 10KSB
period 2007-12-31
Cactus Ventures, Inc.
filed 2008-02-12
CIK 1388320

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to________________
Commission file number 000-52446

CACTUS VENTURES, INC.
(Name of small business issuer in its charter)

Nevada                       88-0378336
(State or other jurisdiction of incorporation or organization)                                                                                                                      (I.R.S. Employer Identification No.)

251 Jeanell Dr., Suite 3, Carson City,                                                                                                                      NV 89703
 (Address of principal executive offices)                                                                                                            (Zip Code)

Issuer’s telephone number  702-234-4148

Securities registered under Section 12(b) of the Exchange Act:

Title of each class                                                                 Name of each exchange on which registered
_________________________________                                                                                                 ______________________________________
_______________________________                                                                                                 ______________________________________

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.01 par Value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  [   ]

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

SEC 2337 (12-05)	Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ xx]    No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[  x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes [ xx ]    No [   ]

State issuer’s revenues for its most recent fiscal year:                                                                                                            $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “CTVN.”  There was not an active market and no trading volume during fiscal 2007 and there has been no trading volume in 2008, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at February 8, 2008 is deemed to be $-0-.

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [   ]    No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   As of  February 11, 2008 there were 2,309,815 shares of common stock, par value $.01 issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).

Transitional Small Business Disclosure Format (Check one): Yes ____; No  xxx

PART I

Item 1. Description of Business

Forward-Looking Statement Notice

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect Cactus Venture’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

Our Business

We were formed as a Nevada corporation on October 6, 1997 originally under the name Zurich U.S.A., Inc.  On July 10, 2006, we changed our name to Cactus Ventures, Inc. and began pursuing our business of marketing sunglasses.  The Company encountered numerous problems various vendors and ceased its operations   The Company has now focused its efforts on seeking a business opportunity.  The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.  We are now considered a “blank check” company.

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

Methods of Participation of Acquisition

Management will review specific business and then select the most suitable opportunities based on legal structure or method of participation.  Such structures and methods may include, but are not limited to, leases, purchase and sale agreements, licenses, joint ventures, other contractual arrangements, and may involve a reorganization, merger or consolidation transactions.  Management may act directly or indirectly through an interest in a partnership, corporation, or other form of organization.

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

Item 2.  Description of Property.

We do not currently own any property.  We utilize office space in the residence of our President at no cost.  We will not seek independent office space until we pursue a viable business opportunity and recognize income.

Item 3.  Legal Proceedings.

No legal proceedings are threatened or pending against Cactus Ventures or any of our officers or directors.  Further, none of our officers, directors or affiliates are parties against Cactus Ventures or have any material interests in actions that are adverse our own.

Item 4.  Submission of Matters to a Vote of Securities Holders.

During the fourth quarter 2007, the Company took the following actions which were approved by a written consent of a majority of the shareholders:

1.	Reverse split the currently issued and outstanding common stock of the Company on a 2 to 1 ratio, with no shareholder being reversed to less than a round lot of 100 shares.

2.
Amend and restate the Articles of Incorporation to increase the authorized capital so the total number of shares of Common Stock the Company is authorized to issue is One Hundred Million (100,000,000) shares with $0.01 par value and the total number of shares of Preferred Stock the Company is authorized to issue is Ten Million (10,000,000) shares with $0.01 par value, in such series and designations as may be authorized by the Board of Directors.

The Company’s Board of Directors approved these actions on October 31, 2007.  The stockholders holding shares representing 89.65% of the votes entitled to be cast at a meeting of the Company’s stockholders, consented in writing to the proposed actions also on October 31, 2007. The effective date of the actions was December 18, 2007.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “CTVN".  There was not an active market and no trading volume during fiscal 2007 and there has been no trading volume in 2008.

	CLOSING BID		CLOSING ASK

2007	High	Low	High	Low

July 19 (first avail.) Thru September 28	NONE	NONE	NONE	NONE

October 1 Thru December 18.25		.25	NONE	NONE

December 19 Thru December 31 (After a 1 for 2 reverse split)	.10	.10	NONE	NONE

The above quotations, as provided by Pink Sheets, LLC, represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

As of February 11, 2008, there were approximately 60 shareholders of record holding 2,309,815 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

We have not paid, nor declared, any cash dividends since our inception and do not intend to declare any such dividends in the foreseeable future. Our ability to pay cash dividends is subject to limitations imposed by Nevada law. Under Nevada law, cash dividends may be paid to the extent that a corporation’s assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

Years Ended December 31, 2007 and 2006

We have negligible available cash on hand and have experienced losses since inception.  We did not generate any revenues from operations during the years ended December 31, 2007 and 2006.  Expenses during the year ended December 31, 2007 were $11,993 with interest expense of $2,807 compared to expenses of $17,534 with interest expense of $870 in 2006.  Expenses for both years consisted entirely of general and administrative expenses.  These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $14,800 for the year ended December 31, 2007, compared to a net loss of $18,404 for the year ended December 31, 2006.

Liquidity and Capital Resources

At December 31, 2007, we had $6,433 in available cash on hand and $39,637 in liabilities.  We anticipate our expenses for the next twelve months will be approximately $20,000.  In the past we have relied on advances from our president to cover our operating costs.   Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

Our current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company.  To demonstrate our commitment to maintaining ethical reporting and business practices, we adopted a Code of Ethics and Business Conduct.

Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109”, Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations”, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51”, SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”, SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”, SFAS No. 157, “Fair Value Measurements”, SFAS No. 156, “Accounting for Servicing of Financial Assets”, SFAS No. 155, “Accounting for Certain Hybrid Instruments”, and SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”, were recently issued. These recently-enacted accounting standards have no current applicability to the Company or their effect on the financial statements would not have been significant.

Item 7.  Financial Statements.

Our financial statements appear at the end of this report beginning with the Index to Financial Statements on page F-1.

Item 8A(T). Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.  Our management, with the participation of our President, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our President, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

(b) Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter, 2007 has been disclosed.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since

                                                                Diane S. Button                                                       57          Sole officer and Director                      July 2006

All officers hold their positions at the will of the Board of Directors.  All directors hold their positions for one year or until their successors are elected and qualified.

Set forth below is certain biographical information regarding the Company’s executive officer and director:

Diane S. Button. For the past five years, Ms. Button has been an Independent Agent under contract with AFLAC, (American Family Life Assurance of Columbus).  Currently, as an independent contractor, Ms. Button is a customer service specialist for major businesses and also a sales representative for AFLAC with a product line of supplemental insurance products.

The Company has no audit committee financial expert, as defined under Section 228.401, serving on its audit committee because it has no audit committee and is not required to have an audit committee because it is not a listed security as defined in Section 240.10A-3.

Item 10.  Executive Compensation

The following table sets forth certain summary information concerning the compensation paid or accrued for each of the Registrant’s last three completed fiscal years to the Registrant’s or its principal subsidiaries chief executive officers and each of its other executive officers that received compensation in excess of $100,000 during such period (as determined at December 31, 2007, the end of the Registrant’s last completed fiscal year).

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Diane S. Button	2007 2006	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-
Bruce Holden	2006 2005 2004	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Cash Compensation set out above which would in any way result in payments to any such person’s termination of employment with the Company or any change in control of the Company, or a change in the person’s responsibilities following a change in control of the Company.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Compensation of Directors

There are no agreements to compensate any of the directors for their services.

Our officers and directors are reimbursed for expenses incurred on our behalf.  Our officers and directors will not receive any finder’s fee as a result of their efforts to implement the business plan outlined herein.  However, our officers and directors anticipate receiving benefits as beneficial shareholders of our common stock.

We have not adopted any retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

Employment Contracts and Termination of Employment and Change in Control Arrangement.

There are no compensatory plans or arrangements, including payments to be received from the Company, with respect to any person named in Executive Compensation set out above which would in any way result in payments to any such person because of his resignation, retirement, or other termination of such person’s employment with the Company or its subsidiaries, or any change in control of the Company, or a change in the person’s responsibilities following a change of control of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of February 11, 2008, the number and percentage of the 2,309,815 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of	Name and Address of	Amount and Nature of	Percentage of Class
Class	Beneficial Owner	Beneficial Ownership

                                                Common                                 Diane S. Button (1)                               20,000,000                                                       89.65%
                                                                251 Jeanell Dr., Suite 3
                                                                Carson City, NV 89703

                                    Common                                  Bruce Holden                                        1,853,200                                                        8.3%
                                                                 9418 Snow Lake Pl.
                                                                 Elk Grove, CA  95758

Total Officers and Directors
As a Group (1 Person)                                                                                                                   20,000,000                                                      89.65%

 (1) Officer and/or director

There are no contracts or other arrangements that could result in a change of control of the Company.

Item 12.  Certain Relationships and Related Transactions.

We utilize office space at the residence of Diane Button to conduct our activities at no charge.

Item 13.  Exhibits and Reports on Form 8-K.

(a)	Exhibits

The Company has adopted a code of ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or controller.  The Company will provide, at no cost, a copy of the Code of Ethics to any shareholder of the Company upon receiving a written request sent to the Company’s address shown on Page 1 of this report.

Exhibit #                                 Description                                                                                                                                   Location

Exhibit 3(i)	Articles of Incorporation	*

Exhibit 3(i)(a)	Amended Articles of Incorporation	*

Exhibit 3(i)(b)	Amended Articles of Incorporation	*

Exhibit 3(i)(c)	Amended Articles of Incorporation	*

Exhibit 3(i)(d)	Amended and Restated Articles of Incorporation	**

Exhibit 3(ii)	Bylaws	*

Exhibit 31	Certification of the Principal Executive Officer and	Attached
               Principal Financial Officer pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification of the Principal Executive Officer and	Attached
Principal Financial Officer pursuant to U.S.C. Section 1350
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***

* Incorporated by reference. Filed as exhibit to 10SB12G filed February 5, 2007.

                                              **Incorporated by reference.  Filed as exhibit to Definitive 14C Information Statement filed November13, 2007.

                                              ***  The Exhibit attached to this Form 10-KSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under    the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

(b) Reports on Form 8-K.

None.

Item 14. Principal Accountant Fees and Services

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal account for the audit of Cactus Venture’s annual financial statement and review of financial statements included in Cactus Venture’s 10-QSB reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $10,500 for fiscal year ended 2006 and $10,500 for fiscal year ended 2007.

Audit-Related Fees

There were no fees for other audit related services for fiscal years ended 2007 and 2006.

Tax Fees

There were no fees for tax compliance, tax advice and tax planning for the fiscal years 2007 and 2006.

All Other Fees

There were no other aggregate fees billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

We do not have an audit committee currently serving and as a result our board of directors performs the duties of an audit committee.  Our board of directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.  We do not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CACTUS VENTURES, INC.

Date: February, 12 2008                                                                        /s/Diane S. Button
Chief Executive Officer and
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 12, 2008	/s/ Diane S. Button
Director

To the Board of Directors and Shareholders
Cactus Ventures, Inc
San Diego, California

Report of Independent Registered Public Accounting Firm

I have audited the balance sheets of Cactus Ventures, Inc. as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ equity and cash flows for the years ending December 31, 2007 and 2006.  These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cactus Ventures, Inc as of December 31, 2007 and 2006, the results of operations and it’s cash flows for the years ended December 31, 2007 and 2006 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 6 to the financial statements, the Company has incurred net losses since inception, which raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

January 12, 2008
Los Angeles, CA

1875 Century Park East Suite H-3513 Los Angeles, CA 90067
(310) 553-5707, Fax (310) 553-5337 info@cpahawkins.com

CACTUS VENTURES, INCORPORATED
BALANCE SHEET
December 31, 2007 and 2006

ASSETS	2007	2006
Current assets
Cash in bank	$6,433	$466
Deposits on hand	0	0
Inventory	0	0
Total current assets	6,433	466

Equipment and parts	0	0
(Less) Accumulated depreciation	0	0
	0	0

	0
Total assets	$6,433	$466

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts payable	$0	$3,500
Accrued interest	3,678	870
State corporate tax payable	0	0
Total current liabilities	3,678	4,370

Notes payable related parties	35,959	14,500
Total liabilities	39,637	18,870

Shareholders' deficit
Common stock, 50,000,000 shares
authorized, 2,309,815 outstanding	23,098	23,098
Paid in capital	152,337	152,337
Retained deficit	(208,639)	(193,839)
Total shareholders' equity	(33,204)	(18,404)

Total liabilities and shareholders' equity	$6,433	$466

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INCORPORATED
STATEMENT OF OPERATIONS
For the years ending December 31, 2007 and 2006

	2007	2006
Sales	$0	$0
Cost of Goods	0	0
Gross profit	0	0
Expenses
Bank charges	6	34
Other costs	982
Professional fees	11,005	17,500
Total expenses	11,993	17,534
Net loss from operations	(11,993)	(17,534)
Other income (expense)
Loss on sale	0
Interest expense	(2,807)	(870)
State corporate tax expense	0	0
	(2,807)	(870)

Net income (loss)	$(14,800)	$(18,404)

Loss per common share	$(0.01)	$(0.01)
Weighted average of
shares outstanding	2,309,815	2,309,815

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INCORPORATED
STATEMENT OF SHAREHOLDERS' DEFICIT
December 31, 2007 and 2006

	Common stock		Paid
			In	Retained
	Shares	Amount	Capital	Deficit	Total

December 31, 2005	2,309,815	$23,098	$152,337	$(175,435)	$0
Net loss for the period				(18,404)	(18,404)
December 31, 2006	2,309,815	$23,098	$152,337	$(193,839)	$(18,404)

December 31, 2006	2,309,815	$23,098	$152,337	$(193,839)	$(18,404)
Net loss for period				(14,800)	(14,800)
December 31, 2007	2,309,815	$23,098	$152,337	$(208,639)	$(33,204)

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INCORPORATED
STATEMENT OF CASH FLOWS-INDIRECT METHOD
For the years ending December 31, 2007 and 2006

	2006	2005
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(14,800)	$(18,404)
Adjustment to reconcile net to net cash
provided by operating activities
Increase in accounts payable	(3,500)	3,500
Increase in accrued interest	2,808	870
Increase in state franchise tax	0	0
Loss on transfer of assets	0
Increase of deposits on hand	0	0
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(15,492)	(14,034)
INVESTING ACTIVITIES
Assets transferred	0
NET CASH USED IN
INVESTING ACTIVITIES	0	0
FINANCING ACTIVITIES
Sale of common stock	0	0
Related party notes	21,459	14,500
NET CASH REALIZED
FROM FINANCING ACTIVITIES	21,459	14,500
INCREASE IN CASH
AND CASH EQUIVALENTS	5,967	466
Cash and cash equivalents
at the beginning of the year	466	0
CASH AND CASH EQUIVALENTS
AT YEAR END	$6,433	$466

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INC
Notes to Financial Statements
December 31, 2007 and 2006

NOTE 1:                       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the business– The Company was incorporated under the laws of the State of Nevada on October 6, 1997. The Company for the past several years has had no activity.  Cactus Ventures, Inc (the “Company) is a shell entity that is in the market for a merger with an appropriate company.

Pervasiveness of estimates– The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Cash and cash equivalents– For financial statement presentation purposes, the Company considers all short term investments with a maturity date of three months or less to be cash equivalents.

Inventories– Inventory, which includes parts and the packaging materials for those parts, is valued at the lower of cost or market on a first in first out method.

Property and equipment– Property and equipment are recorded at cost.  Maintenance and repairs are expensed as incurred; major renewals and betterments are capitalized.  When items of property or equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss is included in income.

Depreciation is provided using the straight-line method, over the useful lives of the assets.  Since the company has yet to commence operations, no depreciation has been taken.  Equipment consists of moldings being developed.

Income taxes– Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting.

CACTUS VENTURES, INC
Notes to Financial Statements
December 31, 2007 and 2006

The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.  Deferred taxes are also recognized for operating losses that are available to offset future taxable income.

Recent Accounting Pronouncements - The following accounting pronouncements if implemented would have no effect on the financial statements of the Company.

 Income taxes

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109  (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109,  Accounting for Income Taxes.  FIN 48 describes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company in fiscal 2008.  The Company has not yet determined the impact of this new accounting interpretation on its financial statements.

Quantifying financial statement misstatements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 requires registrants to quantify misstatements using both the balance sheet and income statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not believe SAB 108 will have a material impact on the Company’s results from operations or financial position.

CACTUS VENTURES, INC
Notes to Financial Statements
December 31, 2007 and 2006

Fair value measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years; therefore, the Company expects to adopt SFAS No. 157 at the beginning of fiscal 2009. The Company does not believe SFAS No. 157 will have a material impact on the Company’s results from operations or financial position.    In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 is effective in fiscal years beginning after November 15, 2007. The Company is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.

Management asserts that none of the preceding pronouncements will have a   material effect on the financial statements of the Company.

NOTE 2:                       COMMON STOCK

On July 1, 2006, the Company sold 2,000,000 shares of its stock to the new President.  Proceeds raised in this transaction were $2,000.  Prior to that, no stock was issued subsequent to January 2001.

CACTUS VENTURES, INC
Notes to Financial Statements
December 31, 2007 and 2006

NOTE 3:                       INCOME TAXES

The benefit for income taxes from operations consisted of the following components: current tax benefit of $61,200 from a net loss before income taxes, and a deferred tax expense of $61,250 resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses.  Net operating loss carryforward will expire in 2014.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized.  At that time, the allowance will either be increased or reduced; reduction would result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer required.

NOTE 4:                       NOTES PAYABLE RELATED PARTIES

Amounts were advanced to the Company by related parties to pay for the expenses for the SEC filings.  Interest is at 12%. Amounts advanced to the company from the related parties were $35,959 and $14,500 for 2007 and 2006 respectively.  The notes are due and payable on December 31, 2008.