Form 10KSB/A
period 2007-12-31
Cactus Ventures, Inc.
filed 2008-04-04
CIK 1388320

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ xx ]    No [   ]

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

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court..
Yes [   ]    No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.   As of  February 11, 2008 there were 11,155,008 shares of common stock, par value $.01 issued and outstanding.

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

As of February 11, 2008, there were approximately 60 shareholders of record holding 11,155,008 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

Years Ended December 31, 2007 and 2006

We have negligible available cash on hand and have experienced losses since inception.  We did not generate any revenues from operations during the years ended December 31, 2007 and 2006.  Expenses during the year ended December 31, 2007 were $21,506 with interest expense of $2,808 compared to expenses of $17,534 with interest expense of $870 in 2006.  Expenses for both years consisted entirely of general and administrative expenses.  These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $24,313 for the year ended December 31, 2007, compared to a net loss of $18,404 for the year ended December 31, 2006.

Liquidity and Capital Resources

At December 31, 2007, we had $2,314 in available cash on hand and $45,032 in liabilities.  We anticipate our expenses for the next twelve months will be approximately $20,000.  In the past we have relied on advances from our president to cover our operating costs.   Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of February 11, 2008, the number and percentage of the 11,155,008 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of	Name and Address of	Amount and Nature of	Percentage of Class
Class	Beneficial Owner	Beneficial Ownership

                Common                           Diane S. Button  (2)                              10,000,000                                                                        89.65%
                                                                  251 Jeanell Dr., Suite 3
                                                                  Carson City, NV 89703

                                               Common                                   Bruce Holden                                                          926,600                                                                              8.3%
                      9418 Snow Lake Pl.
                      Elk Grove, CA  95758

Total Officers and Directors
As a Group (1 Person)                                                                                                  10,000,000                                                                   89.65%

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
Principal Financial Officer pursuant to U.S.C. Section 1350
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ***

* Incorporated by reference. Filed as exhibit to 10SB12G filed February 5, 2007.

                               ** Incorporated by reference.  Filed as exhibit to Definitive 14C Information Statement filed November13, 2007.

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

CACTUS VENTURES, INC.

Date: April 4, 2008                                                                                /s/Diane S. Button
Chief Executive Officer and
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 4, 2008	/s/ Diane S. Button
Director

CACTUS VENTURES, INC.
INDEX TO THE FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

STATEMENT OF CASH FLOWS-INDIRECT METHOD
For the years ending December 31, 2007 and 2006

STATEMENT OF OPERATIONS
For the years ending December 31, 2007 and 2006

STATEMENT OF SHAREHOLDERS' DEFICIT
December 31, 2007 and 2006

STATEMENT OF CASH FLOWS-INDIRECT METHOD
For the years ending December 31, 2007 and 2006

Notes to the Financial Statements

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

/S/ Hawkins Accounting
January 12, 2008
Reissued April 3, 2008
Los Angeles, CA

1875 Century Park East Suite H-3513 Los Angeles, CA 90067
(310) 553-5707, Fax (310) 553-5337 info@cpahawkins.com

CACTUS VENTURES, INCORPORATED
STATEMENT OF CASH FLOWS-INDIRECT METHOD
For the years ending December 31, 2007 and 2006

	2007	2006
ASSETS
Current assets
Cash in bank	$2,314	$466
Deposits on hand	0	0
Inventory	0	0
Total current assets	2,314	466

Equipment and parts	0	0
(Less) Accumulated depreciation	0	0
	0	0

	0	0
Total assets	$2,314	$466

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accrued Expenses	5,395	3,500
Accrued interest	3,678	870
State corporate tax payable	0	0
Total current liabilities	9,073	4,370

Notes payable related parties	35,959	14,500
Total liabilities	45,032	18,870

Shareholders' deficit
Preferred Stock, 10,000,000 shares, $.01 par value,
authorized, 0 outstanding	0	0
Common stock, 100,000,000 shares, $.01 par value,
authorized, 11,155,008 outstanding	23,098	23,098
Paid in capital	152,337	152,337
Retained deficit	(218,152)	(193,839)
Total shareholders' equity	(42,717)	(18,404)

Total liabilities and shareholders' equity	$2,314	$466

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INCORPORATED
STATEMENT OF OPERATIONS
For the years ending December 31, 2007 and 2006

	2007	2006
Sales	$0	$0
Cost of Goods	0	0
Gross profit	0	0
Expenses
Bank charges	24	34
Other costs	3,439
Professional fees	18,043	17,500
Total expenses	21,506	17,534
Net loss from operations	(21,506)	(17,534)
Other income (expense)
Loss on sale	0
Interest expense	(2,808)	(870)
State corporate tax expense	0	0
	(2,808)	(870)

Net income (loss)	$(24,313)	$(18,404)

Loss per common share	$(0.01)	$(0.01)
Weighted average of
shares outstanding	11,155,008	6,155,008

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INCORPORATED
STATEMENT OF SHAREHOLDERS' DEFICIT
December 31, 2007 and 2006

	Common stock		Paid
			In	Retained
	Shares	Amount	Capital	Deficit	Total

January 1, 2006	2,309,815	$21,098	$152,337	$(175,435)	$(2,000)
Stock Issuance 7/1/06	20,000,000	2,000			2,000
Net loss for the period				(18,404)	(18,404)
December 31, 2006	22,309,815	$23,098	$152,337	$(193,839)	$(18,404)

December 31, 2006	22,309,815	$23,098	$152,337	$(193,839)	$(18,404)
1-for 2 reverse split	(11,154,807)				0
Net loss for period				(24,313)	(24,313)
December 31, 2007	11,155,008	$25,098	$152,337	$(218,152)	$(42,717)

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INCORPORATED
STATEMENT OF CASH FLOWS-INDIRECT METHOD
For the years ending December 31, 2007 and 2006

	2007	2006
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(24,313)	$(18,404)
Adjustment to reconcile net to net cash
provided by operating activities
Increase in accrued expenses	(462)	3,500
Increase in accrued interest	2,808	870
Increase in state franchise tax	0	0
Loss on transfer of assets	0
Increase of deposits on hand	0	0
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(19,611)	(14,034)
INVESTING ACTIVITIES
Assets transferred	0
NET CASH USED IN
INVESTING ACTIVITIES	0	0
FINANCING ACTIVITIES
Sale of common stock	0	2,000
Related party notes	21,459	12,500
NET CASH REALIZED
FROM FINANCING ACTIVITIES	21,459	14,500
INCREASE IN CASH
AND CASH EQUIVALENTS	1,848	466
Cash and cash equivalents
at the beginning of the year	466	0
CASH AND CASH EQUIVALENTS
AT YEAR END	$2,314	$466

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

 Income taxes

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48,Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109  (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109,  Accounting for Income Taxes.  FIN 48 describes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company in fiscal 2008.  The Company has not yet determined the impact of this new accounting interpretation on its financial statements.

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

Fair value measurements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. This standard also responds to investors’ requests for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years; therefore, the Company expects to adopt SFAS No. 157 at the beginning of fiscal 2009. The Company does not believe SFAS No. 157 will have a material impact on the Company’s results from operations or financial position.    In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115(“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, with unrealized gains and losses related to these financial instruments reported in earnings at each subsequent reporting date. SFAS 159 is effective in fiscal years beginning after November 15, 2007. The Company is currently assessing the effect of this pronouncement on the Company’s consolidated financial statements.

Management asserts that none of the preceding pronouncements will have a   material effect on the financial statements of the Company.

NOTE 2:                       COMMON STOCK

On July 1, 2006, the Company sold 20,000,000 shares of its stock to the new President.  Proceeds raised in this transaction were $2,000.  Prior to that, no stock was issued subsequent to January 2001.

On October 31, 2007, the Board of Directors approved a 1-for-2 reverse stock split, effective December 18, 2007,with all shareholders receiving a minimum of 100 shares.  Also on October 31, 2007, the Board of Directors approved amendments to the articles of incorporation and by-laws increasing authorization for shares of common stock from 50,000,000 to 100,000,000, $.01 par value, and granting authorization for 10,000,000 shares of preferred stock, $.01 par value, effective December 18, 2007.

The reverse stock split, effective December 18, 2007, is reflected in the rollback of the Earnings Per Share calculation of 11,155,008 and 6,155,008 weighted share average for 2007 and 2006 respectively.

NOTE 3:                       INCOME TAXES

The benefit for income taxes from operations consisted of the following components: current tax benefit of $61,250 from a net loss before income taxes, and a deferred tax expense of $61,250 resulting from a valuation allowance recorded against the deferred tax asset resulting from net operating losses.  Net operating loss carryforward will expire in 2014.

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