Form 10-Q
period 2008-06-30
Cactus Ventures, Inc.
filed 2008-08-14
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒   Yes  ☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☒  Yes  ☐   No

As of August 11, 2008, there were 11,155,008 shares of common stock, $.01 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

CACTUS VENTURES, INC.

CONDENSED BALANCE SHEET

June 30, 2008 and  December 31, 2007

	Unaudited	Audited
ASSETS	2008	2007

Current assets
Cash in bank	$2,266	$2,314
Deposits on hand	0	0
Inventory	0	0
Total current assets	2,266	2,314

Equipment and parts	0	0
(Less) Accumulated depreciation	0	0
	0	0

Total assets	$2,266	$2,314

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts Payable	$9,548	$2,357
Accrued Legal Fees	7,770	3,038
Accrued interest	5,970	3,678
State corporate tax payable	0	0
Total current liabilities	23,288	9,073

Notes payable related parties	41,997	35,959
Total liabilities	65,285	45,032

Shareholders' deficit
Preferred stock, 10,000,000 shares
authorized, 0 outstanding	0	0
Common stock, 50,000,000 shares
authorized, 11,155,008 outstanding	23,098	23,098
Paid in capital	152,337	152,337
Retained deficit	(238,454)	(218,152)
Total shareholders' equity	(63,019)	(42,717)

Total liabilities and shareholders' equity	$2,266	$2,314

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INCORPORATED

CONDENSED STATEMENT OF OPERATIONS

For the six months ended June 30, 2008 and 2007

	2008	2007
Sales	$0	$0
Cost of Goods	0	0
Gross profit	0	0
Expenses
Bank charges	48	0
Other costs	7,191	0
Professional fees	10,770	2,840
Total expenses	18,009	2,840
Net loss from operations	(18,009)	(2,840)
Other income (expense)
Loss on sale	0
Interest expense	(2,292)	(970)
State corporate tax expense	0	0
	(2,292)	(970)

Net income (loss)	$(20,301)	$(3,810)

Loss per common share	$(0.01)	$(0.01)
Weighted average of
shares outstanding	11,155,008	11,155,008

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INC.

STATEMENT OF CASH FLOWS-INDIRECT METHOD

For the six months ended June 30, 2008 and 2007

	2008	2007
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(20,301)	$(3,810)
Adjustment to reconcile net to net cash
provided by operating activities
Increase in Legal fees payable	4,732
Increase in accounts payable	7,191	(3,500)
Increase in accrued interest	2,292	970
Increase in state franchise tax	0	0
Loss on transfer of assets	0
Rounding error	0	0
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(6,086)	(6,340)
INVESTING ACTIVITIES
Assets transferred	0
NET CASH USED IN
INVESTING ACTIVITIES	0	0
FINANCING ACTIVITIES
Sale of common stock	0	0
Related party notes	6,038	6,340
NET CASH REALIZED
FROM FINANCING ACTIVITIES	6,038	6,340
INCREASE IN CASH
AND CASH EQUIVALENTS	(48)	0
Cash and cash equivalents
at the beginning of the year	2,314	466
CASH AND CASH EQUIVALENTS
AT YEAR END	$2,266	$466

The accompanying notes are an integral part of these financial statements

Cactus Ventures, Inc

Footnotes to the Condensed Financial Statements

June 30, 2008 and 2007

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cactus Ventures, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2008, the results of operations for the six months ended June 30, 2008 and 2007, and cash flows for the six months ended June 30, 2008 and 2007.  The balance sheet as of December 31, 2007 is derived from the Company’s audited financial statements.

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

The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008.

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

The Emerging Issues Task Force (EITF) reached consensuses on EITF Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (EITF 06-04) and EITF Issue No. 06-10, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements (EITF 06-10), which require that a company recognize a liability for the postretirement benefits associated with endorsement and collateral assignment split-dollar life insurance arrangements. Cactus is currently evaluating the impact, if any, that the provisions of EITF 06-04 and EITF 06-10 will have on its consolidated financial statements.

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

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the six months ended June 30, 2008 and 2007.

The Company borrowed $6,038 from various related parties and shareholders of the Company for working capital purposes as of June 30, 2008.

4.

Three Month Data – Second Quarter 2008 and 2007

	2008	2007

Revenue	$0	$0
Expenses	(8,304)	(2,840)
Operating Loss	(8,304)	(2,840)
Other Revenue and Expense	(1,169)	(535)
Three Month Loss	$(9,473)	$(3,375)

5.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has a net loss of $20,301, a negative working capital deficiency of $6,038 and a stockholders’ deficiency of $238,454.  These factors raise substantial doubt about its ability to continue as a going concern.  The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

Results of Operations for the Six Month Periods Ended June 30, 2008 and 2007

The Company had general and administrative expenses during the six months ended June 30, 2008 of $18,009 and interest expense of $2,292 resulting in a net loss of $20,301.  During the same period in 2007, the Company experienced $3,840 in general and administrative expenses and $970 in interest expense resulting in a net loss of $3,810.  The Company anticipates incurring expenses relative to its SEC reporting obligations which will include legal and accounting expenses.

Liquidity and Capital Resources

At June 30, 2008, the Company’s total assets consisted of $2,266 in cash.  Liabilities at June 30, 2008 totaled $65,285 and consisted of $9,548 in accounts payable, $5,970 in accrued interest, $7,770 in accrued legal fees and $41,997 in notes payable to related parties.

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

Date: August 12, 2008

By: /s/ Diane S. Button

Diane S. Button, President and Chief Financial Officer