Form 10-Q
period 2008-09-30
Cactus Ventures, Inc.
filed 2008-11-10
CIK 1388320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                                        (Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒   Yes☐    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                                                                                      Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)                                                                   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                            ☒  Yes  ☐   No

As of October 31, 2008, there were 11,155,008 shares of common stock, $.01 par value, issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

CACTUS VENTURES, INCORPORATED
CONDENSED BALANCE SHEET
September 30, 2008 and  December 31, 2007

	Unaudited	Audited
ASSETS	2008	2007

Current assets
Cash in bank	$2,242	$2,314
Deposits on hand	0	0
Inventory	0	0
Total current assets	2,242	2,314

Equipment and parts	0	0
(Less) Accumulated depreciation	0	0
	0	0

	0
Total assets	$2,242	$2,314

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts Payable	$9,548	$2,357
Accrued Legal Fees	5,010	3,038
Accrued interest	7,206	3,678
State corporate tax payable	0	0
Total current liabilities	21,764	9,073

Notes payable related parties	46,827	35,959
Total liabilities	68,591	45,032

Shareholders' deficit
Common stock, 50,000,000 shares
authorized, 11,155,008 outstanding	23,098	23,098
Paid in capital	152,337	152,337
Retained deficit	(241,784)	(218,152)
Total shareholders' equity	(66,349)	(42,717)

Total liabilities and shareholders' equity	$2,242	$2,314

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INCORPORATED
CONDENSED STATEMENT OF OPERATIONS
For the nine months ended September 30, 2008 and 2007

	2008	2007
Sales	$0	$0
Cost of Goods	0	0
Gross profit	0	0
Expenses
Bank charges	72	6
Other costs	7,191	982
Professional fees	12,840	6,505
Total expenses	20,103	7,493
Net loss from operations	(20,103)	(7,493)
Other income (expense)
Loss on sale	0
Interest expense	(3,528)	(2,670)
State corporate tax expense	0	0
	(3,528)	(2,670)

Net income (loss)	$(23,631)	$(10,163)

Loss per common share	$(0.01)	$(0.01)
Weighted average of
shares outstanding	2,309,815	2,309,815

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INCORPORATED
CONDENSED STATEMENT OF CASH FLOWS-INDIRECT METHOD
For the nine months ended September 30, 2008 and 2007

	2008	2007
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(23,631)	$(10,163)
Adjustment to reconcile net to net cash
provided by operating activities
Increase in Legal fees payable	1,972
Increase in accounts payable	7,191	(3,500)
Increase in accrued interest	3,528	2,670
Increase in state franchise tax	0	0
Loss on transfer of assets	0
Rounding error	0	0
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(10,940)	(10,993)
INVESTING ACTIVITIES
Assets transferred	0
NET CASH USED IN
INVESTING ACTIVITIES	0	0
FINANCING ACTIVITIES
Sale of common stock	0	0
Related party notes	10,868	16,959
NET CASH REALIZED
FROM FINANCING ACTIVITIES	10,868	16,959
INCREASE IN CASH
AND CASH EQUIVALENTS	(72)	5,966
Cash and cash equivalents
at the beginning of the year	2,314	466
CASH AND CASH EQUIVALENTS
AT YEAR END	$2,242	$6,432

The accompanying notes are an integral part of these financial statements

Cactus Ventures, Inc
Footnotes to the Condensed Financial Statements
September 30, 2008 and 2007

1.	Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cactus Ventures, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2008, the results of operations for the nine months ended September 30, 2008 and 2007, and cash flows for the nine months ended September 30, 2008 and 2007.  The balance sheet as of December 31, 2007 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2008.

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

3.          Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the nine months ended September 30, 2008 and 2007.

The Company borrowed $10,868 from various related parties and shareholders of the Company for working capital purposes as of September 30, 2008.

4.          Three Month Data – Third Quarter 2008 and 2007

2008            2007
Revenue                                                                                    $ 0                 $ 0
Expenses                                                                             (2,094)           (4,653)
Operating Loss                                                                   (2,094)           (4,653)
Other Revenue and Expense                                            (1,236)           (1,700)
Three Month Loss                                                          $ (3,330)      $   (6,353)

5.	Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has a net loss of $23,631, a negative working capital deficiency of $19,522 and a stockholders’ deficiency of $2141,784.  These factors raise substantial doubt about its ability to continue as a going concern.  The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

Results of Operations for the Nine Month Periods Ended September 30, 2008 and 2007

The Company had general and administrative expenses during the nine months ended September 30, 2008 of $20,103 and interest expense of $3,528 resulting in a net loss of $23,631.  During the same period in 2007, the Company experienced $7,493 in general and administrative expenses and $2,670 in interest expense resulting in a net loss of $10,163.  The Company anticipates incurring expenses relative to its SEC reporting obligations which will include legal and accounting expenses.

Liquidity and Capital Resources

At September 30, 2008, the Company’s total assets consisted of $2,242in cash.  Liabilities at September 30, 2008 totaled $68,591and consisted of $9,548 in accounts payable, $7,206 in accrued interest, $5,010in accrued legal fees and $46,827in notes payable to related parties.

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

ITEM 5.   OTHER INFORMATION.

None

ITEM 6.   EXHIBITS.

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

31	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

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

CACTUS VENTURES, INC.

Date: November 10, 2008                                                                               By: /s/ Diane S. Button
Diane S. Button, President and Chief Financial Officer