Form 10-Q
period 2009-06-30
Cactus Ventures, Inc.
filed 2009-08-11
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

or

     .   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X .Yes       .No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).       .Yes    X .No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      .

Accelerated filer      .

Non-accelerated filer      .  (Do not check if a smaller reporting company)

Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    X .  Yes       .    No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      .Yes         No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2009:  11,155,008

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2009 and 2008 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

CACTUS VENTURES, INCORPORATED

CONDENSED BALANCE SHEET

June 30, 2009 and December 31, 2008

	Unaudited	Audited
ASSETS	2009	2008
Current assets
Cash in bank	$2,170	$2,218
Deposits on hand	0	0
Inventory	0	0
Total current assets	2,170	2,218

Equipment and parts	0	0
(Less) Accumulated depreciation	0	0
	0	0
	0
Total assets	$2,170	$2,218

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts Payable	$11,564	$12,360
Accrued Legal Fees	1,870	5,490
Accrued interest	11,498	8,502
State corporate tax payable	0	0
Total current liabilities	24,932	26,352

Notes payable related parties	60,184	49,827
Total liabilities	85,116	76,179

Shareholders' deficit
Preferred stock, 100,000,000 shares $.01 par
authorized, 0 outstanding
Common stock, 100,000,000 shares, $.01 par
authorized, 11,155,008 outstanding	23,098	23,098
Paid in capital	152,337	152,337
Retained deficit	(258,380)	(249,396)
Total shareholders' equity	(82,945)	(73,961)

Total liabilities and shareholders' equity	$2,170	$2,218

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INCORPORATED

CONDENSED STATEMENT OF OPERATIONS

For the six months ended June 30, 2009 and 2008

	2009	2008
Sales	$0	$0
Cost of Goods	0	0
Gross profit	0	0
Expenses
Bank charges	48	48
Other costs	496	7,191
Professional fees	5,445	10,770
Total expenses	5,989	18,009
Net loss from operations	(5,989)	(18,009)
Other income (expense)
Loss on sale	0
Interest expense	(2,996)	(2,292)
State corporate tax expense	0	0
	(2,996)	(2,292)

Net income (loss)	$(8,985)	$(20,301)

Loss per common share	$(0.01)	$(0.01)
Weighted average of
shares outstanding	11,155,008	11,155,008

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INCORPORATED

STATEMENT OF CASH FLOWS-INDIRECT METHOD

For the six months ended June 30, 2009 and 2008

	2009	2008
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(8,985)	$(20,301)
Adjustment to reconcile net to net cash
provided by operating activities
Increase in Legal fees payable	(3,620)	4,732
Increase in accounts payable	(796)	7,191
Increase in accrued interest	2,996	2,292
Increase in state franchise tax	0	0
Loss on transfer of assets	0
Rounding error	0	0
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(10,405)	(6,086)
INVESTING ACTIVITIES
Assets transferred	0
NET CASH USED IN
INVESTING ACTIVITIES	0	0
FINANCING ACTIVITIES
Sale of common stock	0	0
Related party notes	10,357	6,038
NET CASH REALIZED
FROM FINANCING ACTIVITIES	10,357	6,038
INCREASE IN CASH
AND CASH EQUIVALENTS	(48)	(48)
Cash and cash equivalents
at the beginning of the year	2,218	2,314
CASH AND CASH EQUIVALENTS
AT YEAR END	$2,170	$2,266

The accompanying notes are an integral part of these financial statements

Cactus Ventures, Inc.

Notes to Condensed Financial Statements

June 30, 2009

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cactus Ventures, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2009, the results of operations for the six months ended June 30, 2009 and 2008, and cash flows for the six months ended June 30, 2009 and 2008. The balance sheet as of December 31, 2008 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2008, as filed with the Securities and Exchange Commission.

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

The results of operations for the six months ended June 30, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2009.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“FAS 165”), which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued. The provisions of FAS 165 are effective for the quarter ending August 31, 2009. The Company does not expect the adoption will have a material impact on its consolidated financial position or results of operations.

In April 2009, the FASB issued FASB Staff Position (FSP) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions That Are Not Order (FSP 157-4). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities under SFAS 157 Fair Value Measurements. The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement ––to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The FSP will be effective for interim and fiscal years beginning after June 15, 2009.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008.

In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the intangible asset. FSP 142-3 is effective for fiscal years beginning after December 15, 2008.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (SFAS.161). The standard requires additional quantitative disclosures (provided in tabular form) and qualitative disclosures for derivative instruments. The required disclosures include how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows; relative volume of derivative activity; the objectives and strategies for using derivative instruments; the accounting treatment for those derivative instruments formally designated as the hedging instrument in a hedge relationship; and the existence and nature of credit-related contingent features for derivatives. SFAS 161 does not change the accounting treatment for derivative instruments.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which enhances existing guidance for measuring assets and liabilities using fair value. The Company adopted this standard in the first quarter of fiscal 2009. See “Fair Value Measurements” in Note 3 for further discussion. In February 2008, FASB issued FASB Staff Position (FSP) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP 157-1) and FSP 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010. In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3), which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in an inactive market. FSP FAS 157-3 was effective upon issuance.

In December 2007, the FASB issued SFAS 141 (R), Business Combinations (SFAS 141(R)). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited.

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

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the six months ended June 30, 2009 and 2008.

The Company borrowed $10,358 and $6,038 from various related parties and shareholders of the Company for working capital purposes as of June 30, 2009 and 2008 respectively.

4.

Three Month Data – Second Quarter 2009 and 2008

	2009	2008
Revenue	$0	$0
Expense	(2,111)	(8,304)
Operating Loss	(2,111)	(8,304)
Other Revenue and Expense	(1,561)	(1,169)
Three Month Loss	$(3,672)	$(9,473)

5.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has a net loss of $8,985, a negative working capital deficiency of $22,761 and a stockholders’ deficiency of $258,381. These factors raise substantial doubt about its ability to continue as a going concern. The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

Results of Operations – Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008

We have $2,170 cash on hand and have experienced losses since inception. We did not generate any revenues from operations during the periods ended June 30, 2008 and 2009. Expenses during the period ended June 30, 2009 were $5,989 with interest expense of $2,996 compared to expenses of $18,009 with interest expense of $2,292 for the period ended June 30, 2008. Expenses for both periods consisted entirely of general and administrative expenses. These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $8,985 for the period ended June 30, 2009, compared to a net loss of $20,301 for the period ended June 30, 2008.

Liquidity and Capital Resources

The Company’s balance sheet as of June 30, 2009, reflects total assets of $2,170. As of June 30, 2009, our liabilities were $85,116 which included $11,564 in accounts payable, $60,184 in notes payable, $1,870 in accrued legal fees, and $11,498 in accrued interest. The Company borrowed $10,358 and $6,038 from various related parties and shareholders of the Company for working capital purposes as of June 30, 2009 and 2008 respectively. We anticipate our expenses for the next twelve months will be approximately $20,000. In the past we have relied on advances from our president to cover our operating costs. Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months. However, there can be no assurances to that effect. Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period. At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future. Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of June 30, 2009.

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

Date: August 10, 2009

By: /s/ Diane S. Button

Diane S. Button, President and Chief Financial Officer