Form 10-Q
period 2009-09-30
Cactus Ventures, Inc.
filed 2009-11-12
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  X . Yes      . No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) .     . Yes  X . No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.

Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  X . Yes      . No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.      . Yes      . No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2009: 11,155,008

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2009 and 2008 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full year.

CACTUS VENTURES, INCORPORATED

CONDENSED BALANCE SHEET

September 30, 2009 and December 31, 2008

	Unaudited	Audited
ASSETS	2009	2008
Current assets
Cash in bank	$2,146	$2,218
Deposits on hand	0	0
Inventory	0	0
Total current assets	2,146	2,218

Equipment and parts	0	0
(Less) Accumulated depreciation	0	0
	0	0
Total assets	$2,146	$2,218

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts Payable	$9,866	$12,360
Accrued Legal Fees	570	5,490
Accrued interest	13,115	8,502
State corporate tax payable	0	0
Total current liabilities	23,551	26,352

Notes payable related parties	65,389	49,827
Total liabilities	88,940	76,179

Shareholders' deficit
Preferred stock, 100,000,000 shares $.01 par
authorized, 0 outstanding
Common stock, 100,000,000 shares, $.01 par
authorized, 11,155,008 outstanding	23,098	23,098
Paid in capital	152,337	152,337
Retained deficit	(262,229)	(249,396)
Total shareholders' equity	(86,794)	(73,961)

Total liabilities and shareholders' equity	$2,146	$2,218

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INCORPORATED

CONDENSED STATEMENT OF OPERATIONS

For the nine months ended September 30, 2009 and 2008

	2009	2008
Sales	$0	$0
Cost of Goods	0	0
Gross profit	0	0
Expenses
Bank charges	72	72
Other costs	634	7,191
Professional fees	7,515	12,840
Total expenses	8,221	20,103
Net loss from operations	(8,221)	(20,103)
Other income (expense)
Loss on sale	0	0
Interest expense	(4,613)	(3,528)
State corporate tax expense	0	0
	(4,613)	(3,528)

Net income (loss)	$(12,834)	$(23,631)

Loss per common share	$(0.01)	$(0.01)
Weighted average of
shares outstanding	11,155,008	11,155,008

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INCORPORATED

STATEMENT OF CASH FLOWS-INDIRECT METHOD

For the nine months ended September 30, 2009 and 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(12,834)	$(23,631)
Adjustment to reconcile net to net cash
provided by operating activities
Increase in Legal fees payable	(4,920)	1,972
Increase in accounts payable	(2,494)	7,191
Increase in accrued interest	4,613	3,528
Rounding error	0	0

NET CASH PROVIDED BY OPERATING ACTIVITIES	(15,635)	(10,940)
INVESTING ACTIVITIES
Assets transferred	0	0

NET CASH USED IN INVESTING ACTIVITIES	0	0
FINANCING ACTIVITIES
Sale of common stock	0	0
Related party notes	15,562	10,868

NET CASH REALIZED FROM FINANCING ACTIVITIES	15,562	10,868

INCREASE IN CASH AND CASH EQUIVALENTS	(73)	(72)

Cash and cash equivalents at the beginning of the year	2,218	2,314

CASH AND CASH EQUIVALENTS AT YEAR END	$2,145	$2,242

The accompanying notes are an integral part of these financial statements

Cactus Ventures, Inc

Footnotes to the Condensed Financial Statements

September 30, 2009 and 2008

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cactus Ventures, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2009, the results of operations for the nine months ended September 30, 2009 and 2008, and cash flows for the nine months ended September 30, 2009 and 2008. The balance sheet as of December 31, 2008 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2009 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2009.

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

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which enhances existing guidance for measuring assets and liabilities using fair value. The Company adopted this standard in the first quarter of fiscal 2009. See “Fair Value Measurements” in Note 3 for further discussion. In February 2008, FASB issued FASB Staff Position (FSP) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP 157-1) and FSP 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2010. In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3), which clarifies the application of SFAS 157 as it relates to the valuation of financial assets in an inactive market. FSP FAS 157-3 was effective upon issuance. We are currently evaluating the impact that FSP 157-1 , FSP 157-2 and FSP 157-3 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities that are not measured at fair value on a recurring basis beginning in the first quarter of fiscal year 2010.

In December 2007, the FASB issued SFAS 141 (R), Business Combinations (SFAS 141(R)). The standard changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We will adopt SFAS 141(R) in the first quarter of fiscal 2010.

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

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the nine months ended September 30, 2009 and 2008.

The Company borrowed $15,562 and $10,868 from various related parties and shareholders of the Company for working capital purposes as of September 30, 2009 and 2008 respectively.

4.

Three Month Data – Third Quarter 2009 and 2008

	2009	2008
Revenue	$0	$0
Expenses	(2,232)	(2,094)
Operating Loss	(2,094)	(2,094)
Other Revenue and Expense	(1,617)	(1,236)
Three Month Loss	$(3,849)	$(3,330)

5.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has a net loss of $12,834, a negative working capital deficiency of $21,405 and a stockholders’ deficiency of $262,229. These factors raise substantial doubt about its ability to continue as a going concern. The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

Results of Operations – Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

We have $2,146 cash on hand and have experienced losses since inception. We did not generate any revenues from operations during the periods ended September 30, 2008 and 2009. Expenses during the period ended September 30, 2009 were $8,221 with interest expense of $4,613 compared to expenses of $20,103 with interest expense of $3,528 for the period ended September 30, 2008. Expenses for both periods consisted entirely of general and administrative expenses. These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $12,834 for the period ended September 30, 2009, compared to a net loss of $23,631 for the period ended September 30, 2008.

Liquidity and Capital Resources

The Company’s balance sheet as of September 30, 2009, reflects total assets of $2,146. As of September 30, 2009, our liabilities were $88,940 which included $9,866 in accounts payable, $65,389 in notes payable, $570 in accrued legal fees, and $13,115 in accrued interest. The Company borrowed $15,562 and $10,868 from various related parties and shareholders of the Company for working capital purposes as of September 30, 2009 and 2008 respectively. We anticipate our expenses for the next twelve months will be approximately $20,000. In the past we have relied on advances from our president to cover our operating costs. Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months. However, there can be no assurances to that effect. Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period. At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future. Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting and procedures was effective as of September 30, 2009.

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

Date: November 11, 2009

By: /s/ Diane S. Button

Diane S. Button, President and Chief Financial Officer