Form 10-K/A
period 2008-12-31
Cactus Ventures, Inc.
filed 2009-12-29
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A-1

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☐ Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

 ☐ Yes  ☒  No

Note – checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90days.

☒ Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐

Accelerated filer  ☐

Non-accelerated filer  ☐  (Do not check is a smaller reporting company)

Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☒ Yes  ☐  No

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

☐ Yes  ☐  No

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

Explanatory Note:  The purpose of this Amendment No. 1 to the report on Form 10-K for the period ended December 31, 2008, is to include disclosure of information required in accordance with Article 8-02 of Regulation S-X which was inadvertently omitted from the original report filed on February 20, 2009.  No changes have been made in this Amendment No. 1 to the financial statements filed with the original report other than the audit report which includes the information required by Article 8-02 of Regulation S-X.

This Amendment No. 1 continues to speak as of the date of the original Form 10-K for the year end December 31, 2008, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-K, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.  Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-K on February 20, 2009.

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

Title of	Name and Address of	Amount and Nature of	Percentage of Class
Class	Beneficial Owner	Beneficial Ownership

Common	Diane S. Button(2)	10,000,000	89.65%
	251 Jeanell Dr., Suite 3
	Carson City, NV 89703

Common	Bruce Holden	926,600	8.3%
	9418 Snow Lake Pl.
	Elk Grove, CA 95758

Total Officers and Directors
As a Group (1 Person)			89.65%

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

(b)  Reports on Form 8-K

None.

(c)  Financial Statement Schedules

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

CACTUS VENTURES, INC.

Date: December 28, 2009

/s/ Diane S. Button

Diane S. Button

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: December 28, 2009

/s/ Diane S. Button

Diane S. Button

Director

To the Board of Directors and Shareholders

Cactus Ventures, Inc

San Diego, California

Report of Independent Registered Public Accounting Firm

We have audited the balance sheets of Cactus Ventures, Inc. as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ equity and cash flows for the years ending December 31, 2008 and 2007.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cactus Ventures, Inc as of December 31, 2008 and 2007, the results of operations and its cash flows for the years ended December 31, 2008 and 2007 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ Hawkins Accounting

January 21, 2009

Los Angeles, CA

CACTUS VENTURES, INCORPORATED

BALANCE SHEET

December 31, 2008 and 2007

	Unaudited	Audited
ASSETS	2008	2007
Current assets
Cash in bank	$2,218	$2,314
Deposits on hand	0	0
Inventory	0	0
Total current assets	2,218	2,314

Equipment and parts	0	0
(Less) Accumulated depreciation	0	0
	0	0
	0
Total assets	$2,218	$2,314

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts Payable	$12,360	$2,357
Accrued Legal Fees	5,490	3,038
Accrued interest	8,502	3,678
State corporate tax payable	0	0
Total current liabilities	26,352	9,073

Notes payable related parties	49,827	35,959
Total liabilities	76,179	45,032

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

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INCORPORATED

STATEMENT OF OPERATIONS

For the year ended December 31, 2008 and 2007

	2008	2007
Sales	$0	$0
Cost of Goods	0	0
Gross profit	0	0
Expenses
Bank charges	96	24
Other costs	7,503	3,439
Professional fees	18,820	18,042
Total expenses	26,419	21,505
Net loss from operations	(26,419)	(21,505)
Other income (expense)
Loss on sale	0
Interest expense	(4,824)	(2,808)
State corporate tax expense	0	0
	(4,824)	(2,808)

Net income (loss)	$(31,243)	$(24,313)

Loss per common share	$(0.01)	$(0.01)
Weighted average of
shares outstanding	11,155,008	11,155,008

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INCORPORATED

STATEMENT OF SHAREHOLDERS' DEFICIT

December 31, 2008 and 2007

	Common stock		Paid
			In	Retained
	Shares	Amount	Capital	Deficit	Total

December 31, 2006	22,309,815	$23,098	$152,337	$(193,839)	$(18,404)
1-for-2 reverse split	(11,154,807)				0
Net loss for the period				(24,313)	(24,313)
December 31, 2007	11,155,008	$23,098	$152,337	$(218,152)	$(42,717)

December 31, 2007	11,155,008	$23,098	$152,337	$(218,152)	$(42,717)
Net loss for the period				(31,243)	(31,243)
December 31, 2008	11,155,008	$23,098	$152,337	$(249,395)	$(73,960)

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INCORPORATED

STATEMENT OF CASH FLOWS-INDIRECT METHOD

For the year ended December 31, 2008 and 2007

	2008	2007
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(31,243)	$(24,313)
Adjustment to reconcile net to net cash
provided by operating activities
Increase in Legal fees payable	2,452
Increase in accounts payable	10,003	1,894
Increase in accrued interest	4,824	2,808
Increase in state franchise tax	0	0
Loss on transfer of assets	0
Rounding error	0	0
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(13,964)	(19,611)
INVESTING ACTIVITIES
Assets transferred	0
NET CASH USED IN
INVESTING ACTIVITIES	0	0
FINANCING ACTIVITIES
Sale of common stock	0	0
Related party notes	13,868	21,459
NET CASH REALIZED
FROM FINANCING ACTIVITIES	13,868	21,459
INCREASE IN CASH
AND CASH EQUIVALENTS	(96)	1,848
Cash and cash equivalents
at the beginning of the year	2,314	466
CASH AND CASH EQUIVALENTS
AT YEAR END	$2,218	$2,314

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