Form 10-Q/A
period 2009-03-31
Cactus Ventures, Inc.
filed 2009-12-29
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A-1

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

  ☐   Yes   ☒   No

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

Explanatory Note:  The purpose of this Amendment No. 1 to the report on Form 10-Q for the period ended March 31, 2009, is to include disclosure of information required pursuant to Regulation S-K and Form 10-Q which was inadvertently omitted from the original quarterly report filed on May 13, 2009.  No changes have been made in this Amendment No. 1 to the financial statements filed with the original report.

This Amendment No. 1 continues to speak as of the date of the original Form 10-Q for the quarter March 31, 2009, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.  Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q on May 13, 2009.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Ms. Diane Button, (the “Certifying Officer”).  Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, March 31, 2009, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

Our officer further concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the issuer in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and are also effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow time for decisions regarding required disclosure.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CACTUS VENTURES, INC.

Date: December 28, 2009

By:   /s/ Diane S. Button

Diane S. Button, President and Chief Financial Officer