Form 10-Q/A
period 2009-06-30
Cactus Ventures, Inc.
filed 2009-12-29
CIK 1388320

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

______________________________________________________

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

Explanatory Note:  The purpose of this Amendment No. 1 to the report on Form 10-Q for the period ended June  30, 2009, is to include disclosure of information required pursuant to Regulation S-K and Form 10-Q which was inadvertently omitted from the original quarterly report filed on August 11, 2009.  No changes have been made in this Amendment No. 1 to the financial statements filed with the original report.

This Amendment No. 1 continues to speak as of the date of the original Form 10-Q for the quarter June 30, 2009, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.  Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q on August 11, 2009.

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

CACTUS VENTURES, INCORPORATED

CONDENSED BALANCE SHEET

June 30, 2009 and December 31, 2008

	Unaudited	Audited
ASSETS	2009	2008
Current assets
Cash in bank	$2,170	$2,218
Deposits on hand	.	0
Inventory	0	0
Total current assets	2,170	2,218

Equipment and parts	0	0
(Less) Accumulated depreciation	0	0
	0	0
	0
Total assets	$2,170	$2,218

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts Payable	$11,564	$12,360
Accrued Legal Fees	1,870	5,490
Accrued interest	11,498	8,502
State corporate tax payable	0	0
Total current liabilities	24,932	26,352

Notes payable related parties	60,184	49,827
Total liabilities	85,116	76,179

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, June 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Ms. Diane Button, (the “Certifying Officer”).  Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, March 31, 2009, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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