Form 10-Q/A
period 2009-09-30
Cactus Ventures, Inc.
filed 2009-12-29
CIK 1388320

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

_______________________________________________

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

Explanatory Note:  The purpose of this Amendment No. 1 to the report on Form 10-Q for the period ended September 30, 2009, is to include disclosure of information required pursuant to Regulation S-K and Form 10-Q which was inadvertently omitted from the original quarterly report filed on November 12, 2009.  No changes have been made in this Amendment No. 1 to the financial statements filed with the original report.

This Amendment No. 1 continues to speak as of the date of the original Form 10-Q for the quarter September 30, 2009, and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Form 10-Q, or modified or updated those disclosures in any way other than as described in the preceding paragraphs.  Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC subsequent to the filing of the original Form 10-Q on November 12, 2009.

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

4.

Three Month Data – Third Quarter 2009 and 2008

	2009	2008
Revenue	$0	$0
Expense	(2,232)	(2,094)
Operating Loss	(2,232)	(2,094)
Other Revenue and Expense	(1,617)	(1,236)
Three Month Loss	$(3,849)	$(3,330)

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, September 30, 2009.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Ms. Diane Button, (the “Certifying Officer”).  Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, September 30, 2009, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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