Form 10-Q
period 2010-03-31
Cactus Ventures, Inc.
filed 2010-05-07
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

or

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________

Commission File Number: 000-52446

CACTUS VENTURES, INC.

 (Exact name of registrant as specified in its charter)

Nevada	000-52446
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

123 W. Nye Lane, Suite 129 Carson City, NV	89706
(Address of principal executive offices)	(Zip Code)

831-770-0217

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2010: 11,155,008

CACTUS VENTURES, INCORPORATED

CONDENSED BALANCE SHEET

March 31, 2010 and December 31, 2009

	Unaudited	Audited
ASSETS	2010	2009

Current assets
Cash in bank	$1,198	$2,122
Deposits on hand	0	0
Inventory	0	0
Total current assets	1,198	2,122

Equipment and parts	0	0
(Less) Accumulated depreciation	0	0
	0	0
Total assets	$1,198	$2,122

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts Payable	$11,545	$13,503
Accrued Legal Fees	4,660	1,590
Accrued interest	16,567	14,807
State corporate tax payable	0	0
Total current liabilities	32,772	29,900

Notes payable related parties	73,014	68,514
Total liabilities	105,786	98,414

Shareholders' deficit
Preferred stock, 100,000,000 shares $.01 par
authorized, 0 outstanding
Common stock, 100,000,000 shares, $.01 par
authorized, 11,155,008 outstanding	111,550	111,550
Paid in capital	63,885	63,885
Retained deficit	(280,023)	(271,727)
Total shareholders' equity	(104,588)	(96,292)

Total liabilities and shareholders' equity	$1,198	$2,122

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INCORPORATED

CONDENSED STATEMENT OF OPERATIONS

For the three months ended March 31, 2010 and 2009

	2010	2009
Sales	$0	$0
Cost of Goods	0	0
Gross profit	0	0
Expenses
Bank charges	24	24
Other costs	1,043	359
Professional fees	5,470	3,495
Total expenses	6,537	3,878
Net loss from operations	(6,537)	(3,878)
Other income (expense)
Loss on sale	0
Interest expense	(1,759)	(1,435)
State corporate tax expense	0	0
	(1,759)	(1,435)

Net income (loss)	$(8,296)	$(5,313)

Loss per common share	$(0.01)	$(0.01)
Weighted average of
shares outstanding	11,155,008	11,155,008

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INCORPORATED

STATEMENT OF CASH FLOWS-INDIRECT METHOD

For the three months ended March 31, 2010 and 2009

	2009	2008
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(8,296)	$(5,313)
Adjustment to reconcile net to net cash
provided by operating activities
Increase in Legal fees payable	3,070	(4,070)
Increase in accounts payable	(1,958)	(2,302)
Increase in accrued interest	1,760	1,435
Increase in state franchise tax	0	0
Loss on transfer of assets	0
Rounding error	0	0
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(5,424)	(10,250)
INVESTING ACTIVITIES
Assets transferred	0
NET CASH USED IN
INVESTING ACTIVITIES	0	0
FINANCING ACTIVITIES
Sale of common stock	0	0
Related party notes	4,500	10,226
NET CASH REALIZED
FROM FINANCING ACTIVITIES	4,500	10,226
INCREASE IN CASH
AND CASH EQUIVALENTS	(924)	(24)
Cash and cash equivalents
at the beginning of the year	2,122	2,218
CASH AND CASH EQUIVALENTS
AT YEAR END	$1,198	$2,194

The accompanying notes are an integral part of these financial statements

Cactus Ventures, Inc

Footnotes to the Condensed Financial Statements

March 31, 2010 and 2009

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cactus Ventures, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31 2009, the results of operations and cash flows for the three months ended March 31, 2010 and 2009. The balance sheet as of December 31, 2009 is derived from the Company’s audited financial statements.

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

The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2010.

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

ASC 105, Generally Accepted Accounting Principles ("ASC 105" ) (formerly Statement of Financial Accounting Standards No.168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No.162) reorganized by topic existing accounting and reporting guidance issued by the Financial Accounting Standards Board ("FASB" ) into a single source of authoritative generally accepted accounting principles ("GAAP") to be applied by nongovernmental entities. All guidance contained in the Accounting Standards Codification ("ASC") carries an equal level of authority. Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Accordingly, all other accounting literature will be deemed "non-authoritative" . ASC 105 is effective on a prospective basis for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has implemented the guidance included in ASC 105 as of July1, 2009. The implementation of this guidance changed the Company's references to GAAP authoritative guidance but did not impact the Company's financial position or results of operations.

ASC 855, Subsequent Events ("ASC 855") (formerly Statement of Financial Accounting Standards No.165, Subsequent Events) includes guidance that was issued by the FASB in May 2009, and is consistent with current auditing standards in defining a subsequent event. Additionally, the guidance provides for disclosure regarding the existence and timing of a company's evaluation of its subsequent events. ASC 855 defines two types of subsequent events, "recognized" and "non-recognized". Recognized subsequent events provide additional evidence about conditions that existed at the date of the balance sheet and are required to be reflected in the financial statements. Non-recognized subsequent events provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date and, therefore; are not required to be reflected in the financial statements. However, certain non-recognized subsequent events may require disclosure to prevent the financial statements from being misleading. This guidance was effective prospectively for interim or annual financial periods ending after June 15, 2009. The Company implemented the guidance included in

ASC 855 as of April 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

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

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the three months ended March 31, 2010 and 2009.

The Company borrowed $4,500 and $10,226 from various related parties and shareholders of the Company for working capital purposes as of March 31, 2010 and 2009 respectively.

4.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has a net loss of $8,296, a negative working capital deficiency of $31,574 and a stockholders’ deficiency of $104,588. These factors raise substantial doubt about its ability to continue as a going concern. The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

Results of Operations – Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2010

We have $1,198 cash on hand and have experienced losses since inception. We did not generate any revenues from operations during the periods ended March 31, 2010 and 2009. Expenses during the period ended March 31, 2010 were $6.537 with interest expense of $1,759 compared to expenses of $3,878 with interest expense of $1,435 for the period ended March 31, 2009. Expenses for both periods consisted entirely of general and administrative expenses. These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $8,296 for the period ended March 31, 2010, compared to a net loss of $5,313 for the period ended March 31, 2009.

Liquidity and Capital Resources

The Company’s balance sheet as of March 31, 2010, reflects total assets of $1,198. As of March 31, 2010, our liabilities were $105,786 which included $11,545 in accounts payable, $73,014 in notes payable, $4,660 in accrued legal fees, and $16,567 in accrued interest. The Company borrowed $4,500 and $10,226 from various related parties and shareholders of the Company for working capital purposes as of March 31, 2010 and 2009 respectively. We anticipate our expenses for the next twelve months will be approximately $20,000. In the past we have relied on advances from our president to cover our operating costs. Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months. However, there can be no assurances to that effect. Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period. At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future. Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire. Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2010. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Ms. Diane Button, (the “Certifying Officer”). Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, March 31, 2010, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

May 7, 2010

By: /s/ Diane S. Button

Diane S. Button, President and Chief Financial Officer