Form 10-Q
period 2010-06-30
Cactus Ventures, Inc.
filed 2010-07-28
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X  .    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010.

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

__________________________________________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 28, 2010:  11,155,008

CACTUS VENTURES, INCORPORATED

CONDENSED BALANCE SHEET

June 30, 2010 and December 31, 2009

	Unaudited	Audited
ASSETS	2010	2009

Current assets
Cash in bank	$174	$2,122
Funds in escrow	34,890	0
Inventory	0	0
Total current assets	35,064	2,122

Equipment and parts	0	0
(Less) Accumulated depreciation	0	0
	0	0

Total assets	$35,064	$2,122

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts Payable	$10,832	$13,503
Accrued Legal Fees	6,880	1,590
Accrued interest	18,404	14,807
State corporate tax payable	0	0
Total current liabilities	36,116	29,900

Notes payable related parties	75,365	68,514
Total liabilities	111,481	98,414

Shareholders' deficit
Preferred stock, 100,000,000 shares $.01 par
authorized, 0 outstanding
Common stock, 100,000,000 shares, $.01 par
authorized, 11,155,008 outstanding	111,550	111,550
Paid in capital	63,885	63,885
Retained deficit	(251,852)	(271,727)
Total shareholders' equity	(76,417)	(96,292)

Total liabilities and shareholders' equity	$35,064	$2,122

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INCORPORATED

CONDENSED STATEMENT OF OPERATIONS

For the six months ended June 30, 2010 and 2009

	2010	2009
Sales	$0	$0
Cost of Goods	0	0
Gross profit	0	0
Expenses
Bank charges	158	48
Other costs	346	496
Professional fees	10,190	5,445
Total expenses	10,694	5,989
Net loss from operations	(10,694)	(5,989)
Other income (expense)
Gain on retention of deposit	35,000
Interest expense	(3,597)	(2,996)
State corporate tax expense	(834)	0
	30,569	(2,996)

Net income (loss)	$19,875	$(8,985)

Loss per common share	$(0.01)	$(0.01)
Weighted average of
shares outstanding	11,155,008	11,155,008

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INCORPORATED

STATEMENT OF CASH FLOWS-INDIRECT METHOD

For the six months ended June 30, 2010 and 2009

	2010	2009
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$19,875	$(8,985)
Adjustment to reconcile net to net cash
provided by operating activities
Increase in Legal fees payable	5,290	(3,620)
Increase in accounts payable	(2,671)	(796)
Increase in accrued interest	3,597	2,996
Increase in state franchise tax	0	0
Loss on transfer of assets	0	0
Rounding error	0	0
NET CASH PROVIDED
BY OPERATING ACTIVITIES	26,091	(10,405)
INVESTING ACTIVITIES
Assets transferred	0	0
NET CASH USED IN
INVESTING ACTIVITIES	0	0
FINANCING ACTIVITIES
Sale of common stock	0	0
Related party notes	6,851	10,357
NET CASH REALIZED
FROM FINANCING ACTIVITIES	6,851	10,357
INCREASE IN CASH
AND CASH EQUIVALENTS	32,942	(48)
Cash and cash equivalents
at the beginning of the year	2,122	2,218
CASH AND CASH EQUIVALENTS
AT YEAR END	$35,064	$2,170

The accompanying notes are an integral part of these financial statements

Cactus Ventures, Inc

Footnotes to the Condensed Financial Statements

June 30, 2010 and 2009

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cactus Ventures, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2010, the results of operations and cash flows for the six months ended June 30, 2010 and 2009.  The balance sheet as of December 31, 2009 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the Securities and Exchange Commission.

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

The results of operations for the six months ended June 30, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2010.

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

ASU 2010-01, “Equity (Topic 505) — Accounting for Distributions to Shareholders with Components of Stock and Cash.” ASU 2010-01 was issued January 2010 and clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. ASU 2010-01 had no impact on our consolidated financial statements.

ASU 2010-06, “Improving Disclosure about Fair Value Measurements,” was issued January 2010 and requires additional disclosures regarding fair value measurements, amends disclosures about post-retirement benefit plan assets and provides clarification regarding the level of disaggregation of fair value disclosures by investment class. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for certain Level 3 activity disclosure requirements that will be effective for reporting periods beginning after December 15, 2010. Adoption of ASU 2010-06 had no material impact on our consolidated financial statements.

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

On September 1, 2009 we adopted authoritative guidance on fair value disclosures in accordance with ASC825, “Financial Instruments.”  ASC 825 requires disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. Adoption of ASC 825 had no material impact on our financial statements.

In June 2009, FASB issued Statement of Financial Accounting Standards No.167, Amendments to FASB Interpretation No.46(R) ("Statement No.167"). Statement No.167 amends FASB Interpretation No.46R, Consolidation of Variable Interest Entities an interpretation of ARB No.51 ("FIN 46R") to require an analysis to determine whether a company has a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has a) the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. The statement requires an ongoing assessment of whether a company is the primary beneficiary of a variable interest entity when the holders of the entity, as a group, lose power, through voting or similar rights, to direct the actions that most significantly affect the entity's economic performance. This statement also enhances disclosures about a company's involvement in variable interest entities. Statement No.167 is effective as of the beginning of the first annual reporting period that begins after November 15, 2009. Although Statement No. 167 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No. 167 to have a material impact on its financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No.166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No.140 ("Statement No.166"). Statement No.166 revises FASB Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Extinguishment of Liabilities a replacement of FASB Statement 125 ("Statement No. 140") and requires additional disclosures about transfers of financial assets, including securitization transactions, and any continuing exposure to the risks related to transferred financial assets. It also eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and enhances disclosure requirements. Statement No.166 is effective prospectively, for annual periods beginning after November 15, 2009, and interim and annual periods thereafter. Although Statement No.166 has not been incorporated into the Codification, in accordance with ASC 105, the standard shall remain authoritative until it is integrated. The Company does not expect the adoption of Statement No.166 will have a material impact on its financial position or results of operations.

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There was $1,000 and $0 paid to a related party for continuous maintenance of records during the six months ended June 30, 2010 and 2009.

The Company borrowed $6,851 and $10,358 from various related parties and shareholders of the Company for working capital purposes as of June 30, 2010 and 2009 respectively.

4.

Three Month Data – Second Quarter 2010 and 2009

	2010	2009
Revenue	-	-
Expense	$(4,882)	$(2,111)
Operating Loss	(4,882)	(2,111)
Other Revenue and Expense	(1,837)	(1,561)
Three Month Loss	$(6,719)	$(3,672)

5.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has a net gain of $19,875, a negative working capital deficiency of $1,052 and a stockholders’ deficiency of $76,416.  These factors raise substantial doubt about its ability to continue as a going concern.  The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

6.

Letter of Intent

In February 2010, the company signed a non-binding Letter of Intent (LOI) with a British Virgin Islands company, with respect to a possible Share Exchange Transaction.  In good faith, a trust agent received deposits of $15,000 on February 8, 2010 and $10,000 on February 26, 2010 with associated bank costs of $81.67 from the British Virgin Islands company.  On April 2, 2010 the trust agent received an additional deposit of $10,000 with associated bank costs of $28. On May 31, 2010, the Letter of Intent expired and the deposits became non-refundable.  Pending confirmation of release, the funds are being held in trust by the trust agent.

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

In February 2010, the Company signed a non-binding letter of intent (“LOI”) with a British Virgin Islands company with respect to a possible share exchange transaction.  Towards this goal, the British Virgin Islands company made a total good faith, non-refundable deposit of $35,000.  On May 31, 2010, the LOI expired and the deposits became non-refundable.  The Company is no longer pursuing this transaction.

Results of Operations – Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2010

We have $174 cash on hand and have experienced losses since inception.  We did not generate any revenues from operations during the periods ended June 30, 2010 and 2009.  Expenses during the period ended June 30, 2010 were $10,694 with interest expense of $3,597 compared to expenses of $5,989 with interest expense of $2,996 for the period ended June 30, 2009.  For the period ended June 30, 2010, we have a gain on retention of deposit of $35,000 and $834 in state corporate tax expense.  Expenses for both periods consisted entirely of general and administrative expenses.  These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net gain of $19,875 for the period ended June 30, 2010, compared to a net loss of $8,985 for the period ended June 30, 2009.

Liquidity and Capital Resources

The Company’s balance sheet as of June 30, 2010, reflects total assets of $36,063 which consist of $174 in cash and $34,890 escrow funds. As of June 30, 2010, our liabilities were $111,481 which included $10,832 in accounts payable, $75,365 in notes payable, $6,880 in accrued legal fees, and $18,404 in accrued interest.  The Company borrowed $6,851 and $10,358 from various related parties and shareholders of the Company for working capital purposes as of June, 2010 and 2009 respectively. We anticipate our expenses for the next twelve months will be approximately $20,000.  In the past we have relied on advances from our president to cover our operating costs.   Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, June 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Ms. Diane Button, (the “Certifying Officer”).  Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, June 30, 2010, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Date: July 28, 2010

By: /s/ Diane S. Button

Diane S. Button, President and Chief Financial Officer