Form 10-Q
period 2010-09-30
Cactus Ventures, Inc.
filed 2010-11-04
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 27, 2010:  11,155,008

CACTUS VENTURES, INCORPORATED

CONDENSED BALANCE SHEET

September 30, 2010 and December 31, 2009

	Unaudited	Audited
ASSETS	2010	2009
Current assets
Cash in bank	$150	$2,122
Inventory	0	0
Total current assets	150	2,122

Equipment and parts	0	0
(Less) Accumulated depreciation	0	0
	0	0
	0	0
Total assets	$150	$2,122

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts Payable	$12,194	$13,503
Accrued Legal Fees	460	1,590
Accrued interest	19,960	14,807
State corporate tax payable	0	0
Total current liabilities	32,614	29,900

Notes payable related parties	53,632	68,514
Total liabilities	86,246	98,414

Shareholders' deficit
Preferred stock, 100,000,000 shares $.01 par
authorized, 0 outstanding
Common stock, 100,000,000 shares, $.01 par
authorized, 11,155,008 outstanding	111,550	111,550
Paid in capital	63,885	63,885
Retained deficit	(261,531)	(271,727)
Total shareholders' equity	(86,096)	(96,292)

Total liabilities and shareholders' equity	$150	$2,122

The accompanying notes are an integral part of these financial statements

CACTUS VENTURS, INCORPORATED

CONDENSED STATEMENT OF OPERATIONS

For the nine months ended September 30, 2010 and 2009

	2010	2009
Sales	$0	$0
Cost of Goods	0	0
Gross profit	0	0
Expenses
Bank charges	182	72
Other costs	466	634
Professional fees	18,170	7,515
Total expenses	18,818	8,221
Net loss from operations	(18,818)	(8,221)
Other income (expense)
Gain on retention of deposit	35,000
Interest expense	(5,152)	(4,613)
State corporate tax expense	(834)	0
	29,014	(4,613)

Net income (loss)	$10,196	$(12,834)

Loss per common share	$0.01	$(0.01)
Weighted average of
shares outstanding	11,155,008	11,155,008

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INCORPORATED

STATEMENT OF CASH FLOWS-INDIRECT METHOD

For the nine months ended September 30, 2010 and 2009

	2010	2009
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$10,196	$(12,834)
Adjustment to reconcile net to net cash
provided by operating activities
Increase in Legal fees payable	(1,130)	(4,920)
Increase in accounts payable	(1,309)	(2,494)
Increase in accrued interest	5,152	4,613
Increase in state franchise tax	0	0
Loss on transfer of assets	0
Rounding error	1	0
NET CASH PROVIDED
BY OPERATING ACTIVITIES	12,910	(15,635)
INVESTING ACTIVITIES
Assets transferred	0
NET CASH USED IN
INVESTING ACTIVITIES	0	0
FINANCING ACTIVITIES
Sale of common stock	0	0
Related party notes	(14,882)	15,563
NET CASH REALIZED
FROM FINANCING ACTIVITIES	(14,882)	15,563
INCREASE IN CASH
AND CASH EQUIVALENTS	(1,972)	(72)
Cash and cash equivalents
at the beginning of the year	2,122	2,218
CASH AND CASH EQUIVALENTS
AT YEAR END	$150	$2,146

The accompanying notes are an integral part of these financial statements

Cactus Ventures, Inc

Footnotes to the Condensed Financial Statements

September 30, 2010 and 2009

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cactus Ventures, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2010, the results of operations and cash flows for the nine months ended September 30, 2010 and 2009.  The balance sheet as of December 31, 2009 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2010 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2010.

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

ASU 2010-21, "Accounting for Technical Amendments to Various SEC Rules and Schedules", issued August 2010. This Accounting Standards Update amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026; Technical Amendments to Rules, Forms, Schedules and Codifications of Financial Reporting Policies.  Management does not expect this update to have a material effect on the Company's financial statements.

ASU  2010-09, "Subsequent   Events:   Amendments  to  Certain   Recognition   and   Disclosure Requirements”, issued February 2010.  This FASB retracts the requirement to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or were available to be issued. ASU 2010-09 is effective for interim and annual financial periods ending after February 24, 2010, and has been applied with no material impact on the Company’s financial statements.

ASU 2010-08, "Technical Corrections to Various Topics", issued February 2010. This FASB eliminates inconsistencies and outdated provisions in GAAP and provides needed clarification on others. ASU 2010-08 is  effective  for interim and annual  financial  periods  ending  after February  2010,  and has been applied with no material  impact on the  Company's financial statements.

Cactus Ventures, Inc

Footnotes to the Condensed Financial Statements

September 30, 2010 and 2009

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

Cactus Ventures, Inc

Footnotes to the Condensed Financial Statements

September 30, 2010 and 2009

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

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There was $6,000 and $0 paid to a related party for continuous maintenance of records during the nine months ended September 30, 2010 and 2009.

The Company borrowed $17,228 and $15,563 from various related parties and shareholders of the Company for working capital purposes as of September 30, 2010 and 2009 respectively.  As of September 30, 2010, the Company repaid $24,231 in notes payable to a related party (See note 6).

Cactus Ventures, Inc

Footnotes to the Condensed Financial Statements

September 30, 2010 and 2009

4.

Three Month Data – Third Quarter 2010 and 2009

	2010	2009
Revenue	$0	$0
Expense	(8,124)	(2,232)
Operating Loss	(8,124)	(2,232)
Other Revenue and Expense	(1,555)	(1,617)
Three Month Loss	$(9,679)	$(3,849)

5.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has a net gain of $10,196, a negative working capital deficiency of $86,096 and a stockholders’ deficiency of $86,096. These factors raise substantial doubt about its ability to continue as a going concern.  The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

6.

Letter of Intent

In February 2010, the company signed a non-binding Letter of Intent (LOI) with a British Virgin Islands company, with respect to a possible Share Exchange Transaction.  In good faith, a trust agent received deposits of $15,000 on February 8, 2010 and $10,000 on February 26, 2010 with associated bank costs of $81.67 from the British Virgin Islands company.  On April 2, 2010 the trust agent received an additional deposit of $10,000 with associated bank costs of $28. On April 2, 2010, the Letter of Intent expired and the deposits became non-refundable.  On July 26, 2010, the Company ordered the attorney to disburse funds in trust to retire debt and pay outstanding payables.

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

Results of Operations – Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2010

We have $150 cash on hand and have experienced losses since inception.  We did not generate any revenues from operations during the periods ended September 30, 2010 and 2009.  Expenses during the period ended September 30, 2010 were $18,818 with interest expense of $5,152 compared to expenses of $8,221 with interest expense of $4,613 for the period ended September 30, 2009. For the period ended September 30, 2010, we have a gain on retention of deposit of $35,000 and $834 in state corporate tax expense. Expenses for both periods consisted entirely of general and administrative expenses.  These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net gain of $10,196 for the period ended September 30, 2010, compared to a net loss of $12,834 for the period ended September 30, 2009.

Liquidity and Capital Resources

The Company’s balance sheet as of September 30, 2010, reflects total assets of $150 in cash. As of September 30, 2010, our liabilities were $86,246 which included $12,194 in accounts payable, $53,632 in notes payable, $460 in accrued legal fees, and $19,960 in accrued interest.  Various founders of the Company performed consulting services for which the Company has paid them consulting fees of $6,000 and $-0- during the nine months ended September 30, 2010 and 2009.  The Company borrowed $17,228 and $15,563 from various related parties and shareholders of the Company for working capital purposes as of September, 2010 and 2009 respectively. We anticipate our expenses for the next twelve months will be approximately $20,000.  In the past we have relied on advances from our president to cover our operating costs.   Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, September 30, 2010.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Ms. Diane Button, (the “Certifying Officer”).  Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, September 30, 2010, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Date: November 3, 2010

By: /s/ Diane S. Button

Diane S. Button, President and Chief Financial Officer