Form 10-K
period 2010-12-31
Cactus Ventures, Inc.
filed 2011-03-03
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

 X .  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No  X .

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

Yes  X . No      .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “CTVN.”  There was not an active market and no trading volume during fiscal 2009 and there has been no trading volume in 2010, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at February 22, 2010 is deemed to be $-0-.

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

Yes      . No      .

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of February 22, 2011
Common Stock, $.01 par value	11,155,008

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

Procedures

As part of our investigation of business opportunities, officers and directors may meet personally with management and key personnel of the firm sponsoring the business opportunity.  We may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and conduct other reasonable measures.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “CTVN".  There was not an active market and no trading volume during fiscal 2009 and there has been no trading volume in 2010.

	CLOSING BID		CLOSING ASK

2009	High	Low	High	Low

January 2 Thru March 31.10		.10	NONE	NONE

April 1 Thru June 30	NONE	NONE	NONE	NONE

July 1 Thru September 30	NONE	NONE	NONE	NONE

October 1 Thru December 31	NONE	NONE	NONE	NONE

2010

January 4 Thru March 31	NONE	NONE	NONE	NONE

April 1 Thru June 30	NONE	NONE	NONE	NONE

July 1 Thru September 30.10		.10	1.00	1.00

October 1 Thru December 31.10		.10	1.00	1.00

The above quotations, as provided by OTC Markets Group, Inc., represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

Holders

As of February 22, 2011, there were approximately 60 shareholders of record holding 11,155,008 shares of common stock.  This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Liquidity and Capital Resources

The Company’s balance sheet as of December 31, 2010, reflects total assets of cash in the amount of $150. As of December 31, 2010, our liabilities were $94,768 which included $13,694 in accounts payable, $1,120 in accrued legal fees, $21,247 in accrued interest and $58,707 in a note payable to related parties.  We anticipate our expenses for the next twelve months will be approximately $20,000.  In the past we have relied on advances from our president to cover our operating costs.   Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

Results of Operations

Years Ended December 31, 2009 and 2010

We have $150 cash on hand and have experienced losses since inception.  We did not generate any revenues from operations during the years ended December 31, 2010 and 2009.  Expenses during the year ended December 31, 2010 were $26,053, with interest expense of $6,439 and state corporate tax expense of $834 compared to expenses of $16,025 with interest expense of $6,306 in 2009.  Expenses for both years consisted entirely of general and administrative expenses.  These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

In 2010 we had a gain on retention of deposit of $35,000 with no similar gain in 2009.  As a result of the foregoing factors, we realized a net income of $1,674 for the year ended December 31, 2010 compared to a net loss of $22,331 for the year ended December 31, 2009.

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

During the period from January 1, 2010 through December 31, 2010, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination.  No revenues were received by the Company during this period.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Since we have no assets and do not have any investments in eligible portfolio companies there is no quantitative information, as of the end of December 31, 2010, about market risk that has any impact on our present business. Once we begin making investments in eligible portfolio companies there will be market risk sensitive instruments and we will disclose the applicable market risk information at that time

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2010 has been disclosed.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since
Diane S. Button	60	Sole officer and Director	July 2006

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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended December 31, 2010, 2009 and 2008. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Diane S. Button	2010 2009 2008	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	6,000 -0- -0-	6,000 -0- -0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of February 22, 2011, the number and percentage of the 11,155,008 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

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

Certain Business Relationships

At various times during the previous years, the Company had found it necessary to borrow funds from its shareholders to fund the Company.  These notes were due and payable on December 31, 2010, and the parties have agreed to extend them until December 31, 2010. Monies advanced to the company prior to 2007 carried an interest rate of 12%; monies advanced to the company after December 31, 2007 by the related parties carry an interest rate of 8%.  The total outstanding as of December 31, 2010 and 2009 was $58,707 and $68,514 respectively.  The accrued interest on these notes as of December 31, 2010 and 2009 was $21,247 and $14,807 respectively. For the years ending December 31, 2010 and 2009 the related parties advanced the Company for working capital purposes, $14,403 and $18,687.  The Company repaid related parties $24,120 and $0 for the years ending December 31, 2010 and 2009 respectively.

In addition, management received $6,000 and $-0- in other compensation for services during the years ended December 31, 2010 and 2009 respectively.

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

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Cactus Ventures, Inc. annual financial statement and review of financial statements included in Cactus Ventures, Inc. 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were $10,000 for fiscal year ended 2009 and $10,500 for fiscal year ended 2010.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Cactus Ventures, Inc. financial statements that are not reported above were $0 for fiscal year ended 2010 and $0 for fiscal year ended 2009.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $575 for fiscal year ended 2010 and $575 for fiscal year ended 2009.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2010 and $0 for fiscal year ended 2009.

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

Date: March 2, 2011

/s/ Diane S. Button

Diane S. Button

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 2, 2011

/s/ Diane S. Button

Diane S. Button

Director

Board of Directors

Cactus Ventures, Inc.

Carson City, Nevada

Report of Independent Registered Public Accounting Firm

We have audited the balance sheet of Cactus Ventures, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity and cash flows for the years ending December 31, 2010 and 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cactus Ventures, Inc. as of December 31, 2010 and 2009, the results of operations, stockholders’ equity and its cash flows for the years ended December 31, 2010 and 2009 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ R.R. Hawkins & Associates International, a PC

January 27, 2011

Los Angeles, CA

Corporate Headquarters

5777 W. Century Blvd., Suite No. 1500

Los Angeles, CA 90045

T: 310.553.5707 F: 310.553.5337

www.rrhawkins.com

CACTUS VENTURES, INCORPORATED

BALANCE SHEET

December 21, 2010 and 2009

ASSETS	2010	2009

Current assets
Cash in bank	$150	$2,122
Deposits on hand	.	0
Inventory	0	0
Total current assets	150	2,122

Equipment and parts	0	0
(Less) Accumulated depreciation	0	0
	0	0
	0
Total assets	$150	$2,122

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts Payable	$13,694	$13,503
Accrued Legal Fees	1,120	1,590
Accrued interest	21,247	14,807
State corporate tax payable	0	0
Total current liabilities	36,061	29,900

Notes payable related parties	58,707	68,514
Total liabilities	94,768	98,414

Shareholders' deficit
Preferred stock, 10,000,000 shares $.01 par
authorized, 0 outstanding
Common stock, 100,000,000 shares, $.01 par
authorized, 11,155,008 outstanding	111,550	111,550
Paid in capital	63,885	63,885
Retained deficit	(270,053)	(271,727)
Total shareholders' equity	(94,618)	(96,292)

Total liabilities and shareholders' equity	$150	$2,122

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INCORPORATED

STATEMENT OF OPERATIONS

For the twelve months ended December 31, 2010 and 2009

	2010	2009
Sales	$0	$0
Cost of Goods	0	0
Gross profit	0	0
Expenses
Bank charges	182	96
Other costs	466	1,394
Professional fees	25,405	14,535
Total expenses	26,053	16,025
Net loss from operations	(26,053)	(16,025)
Other income (expense)
Gain on retention of deposit	35,000
Interest expense	(6,439)	(6,306)
State corporate tax expense	(834)	0
	27,727	(6,306)

Net income (loss)	$1,674	$(22,331)

Loss per common share	$0.01	$(0.01)
Weighted average of
shares outstanding	11,155,008	11,155,008

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INCORPORATED

STATEMENT OF SHAREHOLDERS' DEFICIT

December 31, 2010 and 2009

	Common stock		Paid
			In	Retained
	Shares	Amount	Capital	Deficit	Total

January 1, 2008	11,155,008	$111,550	$63,885	$(218,152)	$(42,717)
Net loss for the period	-	-	-	(31,244)	(31,244)
December 31, 2008	11,155,008	$111,550	$63,885	$(249,396)	$(73,961)

January 1, 2009	11,155,008	$111,550	$63,885	$(249,396)	$(73,961)
Net loss for the period	-	-	-	(22,331)	(22,331)
December 31, 2009	11,155,008	$111,550	$63,885	$(271,727)	$(96,292)

January 1, 2010	11,155,008	$111,550	$63,885	$(271,727)	$(96,292)
Net loss for the period	-	-	-	1,674	1,674
December 31, 2010	11,155,008	$111,550	$63,885	$(270,053)	$(94,618)

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INCORPORATED

STATEMENT OF CASH FLOWS-INDIRECT METHOD

For the twelve months ended December 21, 2010 and 2009

	2010	2009
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$1,674	$(22,331)
Adjustment to reconcile net to net cash
provided by operating activities
Increase in Legal fees payable	(470)	(3,900)
Increase in accounts payable	191	1,143
Increase in accrued interest	6,440	6,306
Increase in state franchise tax	0	0
Rounding error	0	(1)
NET CASH PROVIDED
BY OPERATING ACTIVITIES	7,835	(18,783)
INVESTING ACTIVITIES
Assets transferred	0
NET CASH USED IN
INVESTING ACTIVITIES	0	0
FINANCING ACTIVITIES
Repayment of related party notes	(24,210)	0
Related party notes	14,403	18,687
NET CASH REALIZED
FROM FINANCING ACTIVITIES	(9,807)	18,687
INCREASE IN CASH
AND CASH EQUIVALENTS	(1,972)	(96)
Cash and cash equivalents
at the beginning of the year	2,122	2,218
CASH AND CASH EQUIVALENTS
AT YEAR END	$150	$2,122

The accompanying notes are an integral part of these financial statements

Cactus Ventures, Inc.

Footnotes to Financial Statements

December 31, 2010 and 2009

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

Basic and Diluted Net Income (Loss) Per Share The Company computes net income (loss) per share in accordance with ASC 260 "Earnings Per Share" which codified SFAS No. 128. "Earnings per Share." ASC 260 requires presentation of both basic and diluted earnings per Share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

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

Cactus Ventures, Inc.

Footnotes to Financial Statements

December 31, 2010 and 2009

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

ASC 944, Financial Services - Insurance ("ASC 944") contains guidance that was previously issued by the FASB in May 2008 as Statement of Financial Accounting Standards No. 163, Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60 that provides for changes to both the recognition and measurement of premium revenues and claim liabilities for financial guarantee insurance contracts that do not qualify as a derivative instrument in accordance with ASC 815, Derivatives and Hedging (formerly included under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities). This financial guarantee insurance contract guidance also expands the disclosure requirements related to these contracts to include such items as a company's method of tracking insured financial obligations with credit deterioration, financial information about the insured financial obligations, and management's policies for placing and monitoring the insured financial obligations. ASC 944, as it relates to financial guarantee insurance contracts, was effective for fiscal years beginning after December 15, 2008, except for certain disclosures related to the insured financial obligations, which were effective for the third quarter of 2008. The Company does not have financial guarantee insurance products, and, accordingly, the implementation of this portion of ASC 944 did not have an effect on the Company's results of operations or financial position.

ASC 805, Business Combinations ("ASC 805") (formerly included under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations) contains guidance that was issued by the FASB in December 2007. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with certain exceptions. Additionally, the guidance requires changes to the accounting treatment of acquisition related items, including, among other items, transaction costs, contingent consideration, restructuring costs, indemnification assets and tax benefits. ASC 805 also provides for a substantial number of new disclosure requirements. ASC 805 also contains guidance that was formerly issued as FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies which was intended to provide additional guidance clarifying application issues regarding initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 was effective for business combinations initiated on or after the first annual reporting period beginning after December 15, 2008. The Company implemented this guidance effective January 1, 2009. Implementing this guidance did not have an effect on the Company's financial position or results of operations; however it will likely have an impact on the Company's accounting for future business combinations, but the effect is dependent upon acquisitions, if any, that are made in the future.

Cactus Ventures, Inc.

Footnotes to Financial Statements

December 31, 2010 and 2009

ASC 810, Consolidation ("ASC 810") includes new guidance issued by the FASB in December 2007 governing the accounting for and reporting of noncontrolling interests (previously referred to as minority interests). This guidance established reporting requirements which include, among other things, that noncontrolling interests be reflected as a separate component of equity, not as a liability. It also requires that the interests of the parent and the noncontrolling interest be clearly identifiable. Additionally, increases and decreases in a parent's ownership interest that leave control intact shall be reflected as equity transactions, rather than step acquisitions or dilution gains or losses. This guidance also requires changes to the presentation of information in the financial statements and provides for additional disclosure requirements. ASC 810 was effective for fiscal years beginning on or after December 15, 2008. The Company implemented this guidance as of January 1, 2009. The effect of implementing this guidance was not material to the Company's financial position or results of operations.

ASC 825, Financial Instruments ("ASC 825") includes guidance which was issued in February 2007 by the FASB and was previously included under Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115. The related sections within ASC 825 permit a company to choose, at specified election dates, to measure at fair value certain eligible financial assets and liabilities that are not currently required to be measured at fair value. The specified election dates include, but are not limited to, the date when an entity first recognizes the item, when an entity enters into a firm commitment or when changes in the financial instrument causes it to no longer qualify for fair value accounting under a different accounting standard. An entity may elect the fair value option for eligible items that exist at the effective date. At that date, the difference between the carrying amounts and the fair values of eligible items for which the fair value option is elected should be recognized as a cumulative effect adjustment to the opening balance of retained earnings. The fair value option may be elected for each entire financial instrument, but need not be applied to all similar instruments. Once the fair value option has been elected, it is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. This guidance was effective as of the beginning of fiscal years that began after November 15, 2007. The Company does not have eligible financial assets and liabilities, and, accordingly, the implementation of ASC 825 did not have an effect on the Company's results of operations or financial position.

ASC 820, Fair Value Measurements and Disclosures ("ASC 820") (formerly included under Statement of Financial Accounting Standards No. 157, Fair Value Measurements) includes guidance that was issued by the FASB in September 2006 that created a common definition of fair value to be used throughout generally accepted accounting principles. ASC 820 applies whenever other standards require or permit assets or liabilities to be measured at fair value, with certain exceptions. This guidance established a hierarchy for determining fair value which emphasizes the use of observable market data whenever available. It also required expanded disclosures which include the extent to which assets and liabilities are measured at fair value, the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. ASC 820 also provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. The emphasis of ASC 820 is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, under current market conditions. ASC 820 also further clarifies the guidance to be considered when determining whether or not a transaction is orderly and clarifies the valuation of securities in markets that are not active. This guidance includes information related to a company's use of judgment, in addition to market information, in certain circumstances to value assets which have inactive markets.

Fair value guidance in ASC 820 was initially effective for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years for financial assets and liabilities. The effective date of ASC 820 for all non-recurring fair value measurements of nonfinancial assets and nonfinancial liabilities was fiscal years beginning after November 15, 2008. Guidance related to fair value measurements in an inactive market was effective in October 2008 and guidance related to orderly transactions under current market conditions was effective for interim and annual reporting periods ending after June 15, 2009.

The Company applied the provisions of ASC 820 to its financial assets and liabilities upon adoption at January 1, 2008 and adopted the remaining provisions relating to certain nonfinancial assets and liabilities on January 1, 2009. The Company implemented the guidance related to orderly transactions under current market conditions as of April 1, 2009.  The Company does not have eligible financial assets and liabilities, and, accordingly, the implementation of ASC 820 did not have an effect on the Company's results of operations or financial position.

Cactus Ventures, Inc.

Footnotes to Financial Statements

December 31, 2010 and 2009

In August 2009, the FASB issued ASC Update No. 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value ("ASC Update No. 2009-05"). This update amends ASC 820, Fair Value Measurements and Disclosures and provides further guidance on measuring the fair value of a liability. The guidance establishes the types of valuation techniques to be used to value a liability when a quoted market price in an active market for the identical liability is not available, such as the use of an identical or similar liability when traded as an asset. The guidance also further clarifies that a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are both Level 1 fair value measurements. If adjustments are required to be applied to the quoted price, it results in a level 2 or 3 fair value measurement. The guidance provided in the update is effective for the first reporting period (including interim periods) beginning after issuance. The Company does not expect that the implementation of ASC Update No. 2009-05 will have a material effect on its financial position or results of operations.

In September 2009, the FASB issued ASC Update ("ASU") No. 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) ("ASC Update No. 2009-12"). This update sets forth guidance on using the net asset value per share provided by an investee to estimate the fair value of an alternative investment. Specifically, the update permits a reporting entity to measure the fair value of this type of investment on the basis of the net asset value per share of the investment (or its equivalent) if all or substantially all of the underlying investments used in the calculation of the net asset value is consistent with ASC 820. The update also requires additional disclosures by each major category of investment, including, but not limited to, fair value of underlying investments in the major category, significant investment strategies, redemption restrictions, and unfunded commitments related to investments in the major category. The amendments in this update are effective for interim and annual periods ending after December 15, 2009 with early application permitted. The Company does not expect that the implementation of ASC Update No. 2009-12 will have a material effect on its financial position or results of operations.

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (a consensus of the FASB Emerging Issues Task Force)." ("ASC Update No. 2009-13). This updates set forth the guidance on the existing multiple-element arrangement currently in FASB Topic 605-25 (Revenue Recognition - Multiple-Element Arrangements). This new guidance eliminates the requirement that all undelivered elements have objective evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to the items that have already been delivered. Further, companies will be required to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately by either company itself or other vendors. This new guidance also significantly expands the disclosures required for multiple-element revenue arrangements. The revised guidance will be effective for the first annual period beginning on or after June 15, 2010. The Company does not expect that the implementation of ASU No. 2009-13 will have a material effect on its financial statements.

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

Cactus Ventures, Inc.

Footnotes to Financial Statements

December 31, 2010 and 2009

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

In January 2010, the Financial Accounting Standards Board ("FASB") issued an accounting standard update, Fair Value Measurements and Disclosures (Topic 820), Improving Disclosures about Fair Value Measurements. The Update would affect all entities that are required to make disclosures about recurring and nonrecurring fair value measurements. The Board concluded that users will benefit from improved disclosures in this Update and that the benefits of the increased transparency in financial reporting will outweigh the costs of complying with the new requirements. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 30, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact this update will have on our financial statements.

In January 2010, the Financial Accounting Standards Board ("FASB") issued an accounting standard update to address implementation issues related to the changes in ownership provisions in the Consolidation-Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification?, originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for noncontrolling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.

In December 2009, the Financial Accounting Standards Board ("FASB") issued an accounting standard update for improvements to financial reporting by enterprises involved with Variable Interest Entities. The subsections clarify the application of the General Subsections to certain legal entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support [FIN 46(R), paragraph 1, sequence 55.1] or, as a group, the holders of the equity investment at risk lack any one of the following three characteristics: [FIN 46(R), paragraph 1, sequence 55.2:

a. The power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impact the entity's economic performance [FIN 46(R), paragraph 1, sequence 55.2.1];

b. The obligation to absorb the expected losses of the legal entity [FIN 46(R), paragraph 1, sequence 55.2.2];

c. The right to receive the expected residual returns of the legal entity. [FIN 46(R), paragraph 1, sequence 55.2.3].

The amendments in this update to the Accounting Standards Codification are the result of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The adoption of this update to improving the financial reporting by enterprises involved with Variable Interest Entities, as codified in ASC 810, did not have any impact on the Company's financial statements.

In December 2009, the Financial Accounting Standards Board ("FASB") issued an accounting standard update, Transfers and Servicing (Topic 860) Accounting for Transfers of Financial Assets. The amendments in this update to the Accounting Standards Codification are the result of FASB Statement No. 166, Accounting for Transfers of Financial Assets. The adoption of this update did not have any impact on the Company's financial statements.

Cactus Ventures, Inc.

Footnotes to Financial Statements

December 31, 2010 and 2009

The FASB has issued FASB Accounting Standards Update (ASU) No. 2010-22, Accounting for Various Topics. ASU 2010-22 amends various SEC paragraphs in the FASB Accounting Standards CodificationTM (Codification) based on external comments received and the issuance of Staff Accounting Bulletin (SAB) No. 112 , which amends or rescinds portions of certain SAB topics. Specifically, SAB 112 was issued to bring existing SEC guidance into conformity with: Codification Topic 805, Business Combinations (originally issued as FASB Statement No. 141 (Revised December 2007), Business Combinations); and Codification Topic 810, Consolidation (originally issued as FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements).

The FASB has issued ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. This amendment affects any public entity as defined by Topic 805, Business Combinations that enters into business combinations that are material on an individual or aggregate basis. The comparative financial statements should present and disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. The adoption of the ASU 2010-29 will not have material impact to the financial statements of the Company.

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

NOTE 3

COMMON STOCK

There were no stock transactions for the years ending December 31, 2010 and 2009.

NOTE 4

RELATED PARTY TRANSACTIONS

At various times during the previous years, the Company had found it necessary to borrow funds from its shareholders to fund the Company.  These notes were due and payable on December 31, 2010, and the parties have agreed to extend them until December 31, 2011. Monies advanced to the company prior to 2007 carried an interest rate of 12%; monies advanced to the company after December 31, 2007 by the related parties carry an interest rate of 8%.  The total outstanding as of December 31, 2010 and 2009 was $58,707 and $68,514 respectively.  The accrued interest on these notes as of December 31, 2010 and 2009 was $21,247 and $14,807 respectively. For the years ending December 31, 2010 and 2009. the related parties advanced the Company for working capital purposes $14,403 and $18,687.  The Company repaid related parties $24,120 and $0 for the years ending December 31, 2010 and 2009 respectively.

In addition, management received $6,000 and $-0- in other compensation for services during the years ended December 31, 2010 and 2009 respectively.

NOTE 5

INCOME TAXES

No provision was made for income tax for the year ending December 31, 2010. The Company from the date of inception to the period December 31, 2010, has incurred net operating losses for tax purposes of approximately $270,053. The net operating loss carry-forward may be used to reduce taxable income through the year 2026. The availability of the Company's net operating loss carry-forwards is subject to limitation if there is a 50% or more change in the ownership of the Company's stock.

Cactus Ventures, Inc.

Footnotes to Financial Statements

December 31, 2010 and 2009

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of December 31, 2010 was approximately $40,760. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

As reconciliation between the income taxes computed in the United States is as follows:

December 31, 2010
$
United States federal income tax rate	15%
Valuation allowance - US federal income tax	(15%)
Provision for income tax	$0