Form 10-Q
period 2011-03-31
Cactus Ventures, Inc.
filed 2011-04-28
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 27, 2011:  11,155,008

Cactus Ventures, Inc.

Condensed Balance Sheet

March 31l 2011 and December 31, 2010

	Unaudited	Audited
	2011	2010
ASSETS

Current assets
Cash in bank	$150	$150
Deposits on hand	0	0
Inventory	0	0
Total current assets	150	150

Equipment and parts	0	0
(Less) Accumulated depreciation	0	0
	0	0

	0
Total assets	$150	$150

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts Payable	$11,474	$13,694
Accrued Legal Fees	1,900	1,120
Accrued interest	22,571	21,247
State corporate tax payable	0	0
Total current liabilities	35,945	36,061

Notes payable related parties	62,827	58,707
Total liabilities	98,772	94,768

Shareholders' deficit
Preferred stock, 100,000,000 shares $.01 par
authorized, 0 outstanding
Common stock, 100,000,000 shares, $.01 par
authorized, 11,155,008 outstanding	111,550	111,550
Paid in capital	63,885	63,885
Retained deficit	(274,058)	(270,053)
Total shareholders' equity	(98,622)	(94,618)

Total liabilities and shareholders' equity	$150	$150

The accompanying notes are an integral part of these financial statements.

Cactus Ventures, Inc.

Condensed Statement of Operations

For the three months ended March 31, 2011 and 2010

	2011	2010
Sales	$0	$0
Cost of Goods	0	0
Gross profit	0	0
Expenses
Bank charges	0	24
Other costs	205	1,043
Professional fees	2,475	5,470
Total expenses	2,680	6,537
Net loss from operations	(2,680)	(6,537)
Other income (expense)
Loss on sale	0
Interest expense	(1,325)	(1,759)
State corporate tax expense	0	0
	(1,325)	(1,759)

Net income (loss)	$(4,005)	$(8,296)

Loss per common share	$(0.01)	$(0.01)
Weighted average of
shares outstanding	11,155,008	11,155,008

The accompanying notes are an integral part of these financial statements.

Cactus Ventures, Inc.

Statement of Cash Flows - Indirect Method

For the three months ended March 31, 2011 and 2010

	2011	2010
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(4,005)	$(8,296)
Adjustment to reconcile net to net cash
provided by operating activities
Increase in Legal fees payable	780	3,070
Increase in accounts payable	(2,220)	(1,958)
Increase in accrued interest	1,324	1,760
Increase in state franchise tax	0	0
Loss on transfer of assets	0
Rounding error	1	0
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(4,120)	(5,424)
INVESTING ACTIVITIES
Assets transferred	0
NET CASH USED IN
INVESTING ACTIVITIES	0	0
FINANCING ACTIVITIES
Sale of common stock	0	0
Related party notes	4,120	4,500
NET CASH REALIZED
FROM FINANCING ACTIVITIES	4,120	4,500
INCREASE IN CASH
AND CASH EQUIVALENTS	0	(924)
Cash and cash equivalents
at the beginning of the year	150	2,122
CASH AND CASH EQUIVALENTS
AT YEAR END	$150	$1,198

The accompanying notes are an integral part of these financial statements.

Cactus Ventures, Inc

Footnotes to the Condensed Financial Statements

March 31, 2011 and December 31, 2010

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cactus Ventures, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31 2011, the results of operations and cash flows for the three months ended March 31, 2011 and 2010.  The balance sheet as of December 31, 2010 is derived from the Company’s audited financial statements.

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

The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2011.

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

Cactus Ventures, Inc

Footnotes to the Condensed Financial Statements

March 31, 2011 and December 31, 2010

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

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the three months ended March 31, 2011 and 2010.

The Company borrowed $4,100 and $4,500 from various related parties and shareholders of the Company for working capital purposes as of March 31, 2011 and 2010 respectively.

Cactus Ventures, Inc

Footnotes to the Condensed Financial Statements

March 31, 2011 and December 31, 2010

4.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has a net loss of $4,005, a negative working capital deficiency of $35,795 and a stockholders’ deficiency of $98,622. These factors raise substantial doubt about its ability to continue as a going concern.  The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

Description of Business.

We were formed as a Nevada corporation on October 6, 1997 originally under the name Zurich U.S.A., Inc.  On July 10, 2006, we changed our name to Cactus Ventures, Inc. and began pursuing our business of marketing sunglasses.  The Company encountered numerous problems with various vendors and ceased its operations.   The Company has now focused its efforts on seeking a business opportunity.  The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.  We are now considered a “blank check” company.

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

Results of Operations – Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

We have $150 cash on hand and have experienced losses since inception.  We did not generate any revenues from operations during the periods ended March 31, 2011 and 2010.  Expenses during the period ended March 31, 2011 were $2,680 with interest expense of $1,325 compared to expenses of $6,537 with interest expense of $1,759 for the period ended March 31, 2010. Expenses for both periods consisted entirely of general and administrative expenses.  These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $4,005 for the period ended March 31, 2011, compared to a net loss of $8,296 for the period ended March 31, 2010.

Liquidity and Capital Resources

The Company’s balance sheet as of March 31, 2011, reflects total assets of $150 in cash. As of March 31, 2011, our liabilities were $98,772 which included $11,474 in accounts payable, $68,827 in notes payable to related parties, $1,900 in accrued legal fees, and $22,571 in accrued interest.  The Company borrowed $4,100 and $4,500 from various related parties and shareholders of the Company for working capital purposes as of March 31, 2011 and 2010 respectively. We anticipate our expenses for the next twelve months will be approximately $20,000.  In the past we have relied on advances from our president to cover our operating costs.   Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls as of the end of the period covered by this report, March 31, 2011.  This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Ms. Diane Button, (the “Certifying Officer”).  Based upon that evaluation, our Certifying Officer concluded that as of the end of the period covered by this report, March 31, 2011, our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic filings with the Securities and Exchange Commission (the “Commission”).

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

Date: April 27, 2011

By: /s/ Diane S. Button

Diane S. Button, President and Chief Financial Officer