Form 10-Q
period 2011-06-30
Cactus Ventures, Inc.
filed 2011-08-12
CIK 1388320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

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

As of August 8, 2011, there were 11,155,008 shares of the issuer’s common stock outstanding.

PART I-FINANCIAL INFORMATION

Cactus Ventures, Inc.
Condensed Balance Sheet
June 30, 2011 and December 31, 2010

	Unaudited	Audited
ASSETS	2011	2010
Current assets
Cash in bank	$150	150
Total current assets	150	150
Total assets	$150	$150

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts Payable	$—	$13,694
Accrued Legal Fees	810	1,120
Accrued interest	23,755	21,247
Total current liabilities	24,565	36,061

Notes payable related parties	53,753	58,707
Total liabilities	78,318	94,768

Shareholders' deficit
Preferred stock, 100,000,000 shares $.01 par authorized, 0 outstanding	—	—
Common stock, 100,000,000 shares, $.01 par authorized, 11,155,008 outstanding	111,550	111,550
Paid in capital	63,885	63,885
Retained deficit	(253,603)	(270,053)
Total shareholders' equity	(78,168)	(94,618)
Total liabilities and shareholders' equity	$150	$150

The accompanying notes are an integral part of these financial statements.

Cactus Ventures, Inc.
Condensed Statement of Operations
For the six months ended June 30, 2011 and 2010

	2011	2010
Sales	$—	$—
Cost of Goods	—	—
Gross profit	—	—
Expenses
Bank charges	—	158
Other costs	331	346
Professional fees	5,710	10,190
Total expenses	6,041	10,694
Net loss from operations	(6,041)	(10,694)
Other income (expense)
Gain on retention of deposit	25,000	35,000
Interest expense	(2,509)	(3,597)
State corporate tax expense	—	(834)
	22,491	30,569
Net income (loss)	$16,450	$19,875

Loss per common share	$(0.01)	$(0.01)

Weighted average of shares outstanding	11,155,008	11,155,008

The accompanying notes are an integral part of these financial statements.

Cactus Ventures, Inc.
Condensed Statement of Cash Flows - Indirect method
For the six months ended June 30, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$16,450	$19,875
Adjustment to reconcile net to net cash provided by operating activities
Increase in Legal fees payable	(310)	5,290
Increase in accounts payable	(13,694)	(2,671)
Increase in accrued interest	2,508	3,597
Other	1	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,955	26,091
INVESTING ACTIVITIES
Retire note payable	(25,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(25,000)	—
FINANCING ACTIVITIES
Assignment of a/p to related party	10,694	—
Related party notes	9,351	6,851
NET CASH REALIZED FROM FINANCING ACTIVITIES	20,045	6,851
INCREASE IN CASH AND CASH EQUIVALENTS	—	32,942
Cash and cash equivalents at the beginning of the year	150	2,122
CASH AND CASH EQUIVALENTS AT YEAR END	$150	$35,064

The accompanying notes are an integral part of these financial statements.

Cactus Ventures, Inc
Footnotes to the Condensed Financial Statements
June 30, 2011 and December 31, 2010

1.    Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cactus Ventures, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2011, the results of operations and cash flows for the six months ended June 30, 2011 and 2010. The balance sheet as of December 31, 2010 is derived from the Company’s audited financial statements. Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission.

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

The results of operations for the six months ended June 30, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2011.

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
June 30, 2011 and December 31, 2010

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

3.    Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the three months ended June 30, 2011 and 2010.

The Company borrowed $9,351 and $6,851 from various related parties and shareholders of the Company for working

Cactus Ventures, Inc
Footnotes to the Condensed Financial Statements
June 30, 2011 and December 31, 2010

capital purposes as of June 30, 2011 and 2010 respectively. The Company repaid $25,000 and $35,000 in notes payable to related parties as of June 30, 2011 and 2010 respectively.

In addition, related parties assumed $10,694 in accounts payable as of June 30, 2011.

4.    Three Month Data – Second Quarter 2011 and 2010

	2011	2010
Revenue	$—	$—
Expense	(3,936)	(4,882)
Operating Loss	(3,936)	(4,882)
Other Revenue and Expense	(1,355)	(1,837)
Three Month Loss	$(5,291)	$(6,719)

5.    Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has a negative working capital deficiency of $25,249 and a stockholders’ deficiency of $78,168. These factors raise substantial doubt about its ability to continue as a going concern. The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

6.    Letter of Intent

In February 2010, the company signed a non-binding Letter of Intent (LOI) with a British Virgin Islands company, with respect to a possible Share Exchange Transaction. In good faith, a trust agent received deposits of $15,000 on February 8, 2010 and $10,000 on February 26, 2010 with associated bank costs of $81.67 from the British Virgin Islands company. On April 2, 2010 the trust agent received an additional deposit of $10,000 with associated bank costs of $28. In April 2010, the Letter of Intent expired and the deposits became non-refundable.

On April 29, 2011, the Company signed a non-binding Confidential Letter of Intent (LOI) with a private company with respect to a possible Share Exchange Transaction, pending continued discussions, negotiations and completion of due diligence. In good faith, a trust agent received a deposit of $25,000. On May 16, 2011, the deposits became non-refundable in accordance with the specifications of the LOI.

On June 15, 2011, the Company signed Addendum 1 to the Confidential Letter of Intent (CLOI) which amended the closing date no later than July 31, 2011.

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

Plan of Operation

The Company is seeking to acquire assets or shares of an entity actively engaged in business which generates revenues. The Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition. None of the Company's officers, directors, promoters or affiliates have engaged in any substantive contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this annual report. The Board of Directors intends to obtain certain assurances of value of the target entity's assets prior to consummating such a transaction. Any business combination or transaction will likely result in a significant issuance of shares and substantial dilution to present stockholders of the Company.

The Company's current operating plan is to continue searching for potential businesses, products, technologies and companies for acquisition and to handle the administrative and reporting requirements of a public company. To demonstrate our commitment to maintaining ethical reporting and business practices, we adopted a Code of Ethics and Business Conduct.

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the acquisition candidate will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity, including the costs of preparing Form 8‑K's, 10‑K's, 10-Q's, agreements and related reports and documents.

Results of Operations - Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

We have $150 cash on hand and have experienced operating losses since inception. We did not generate any revenues from operations during the periods ended June 30, 2011 and 2010. Expenses during the period ended June 30, 2011 were $6,041 with interest expense of $2,590 and a gain on retention of deposit of $25,000 compared to expenses of $10,694 with interest expense of $3,597, state corporate tax expense of $834 and $35,000 gain on retention of deposit for the period ended June 30, 2010. Expenses for both periods consisted entirely of general and administrative expenses. These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net income of $22,491 for the period ended June 30, 2011, compared to a net income of $19,875 for the period ended June 30, 2010. Our net income for both periods was due to a gain on retention of deposits.

Liquidity and Capital Resources

The Company's balance sheet as of June 30, 2011, reflects total assets of $150 in cash. As of June 30, 2011, our liabilities were $78,318 which included $-0- in accounts payable, $53,753 in notes payable to related parties, $810 in accrued legal fees, and $23,755 in accrued interest. The Company borrowed $9,351 and $6,851 from various related parties and shareholders of the Company for working capital purposes as of June 30, 2011 and 2010 respectively. We repaid $25,000 and $35,000 in notes payable to related parties as of June 30, 2011 and 2010 respectively. In addition, related parties assumed $10,694 in accounts payable as of June 30, 2011.

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

ITEM 4T. CONTROLS AND PROCEDURES.

(a)    Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of June 30, 2011, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)    Changes in Internal Control over Financial Reporting. There were no changes in our system of internal controls over financial reporting during the period covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION.

On April 29th, 2011, the Company signed a non-binding Confidential Letter of Intent (LOI) with a private company with respect to a possible Share Exchange Transaction, pending continued discussions, negotiations and completion of due diligence. In good faith, a trust agent received a deposit of $25,000. On May 16, 2011, the deposits became non-refundable in accordance with the specifications of the LOI.

On June 15, 2011, the Company signed Addendum 1 to the Confidential Letter of Intent (CLOI) which amended the closing date no later than July 31, 2011.

ITEM 6. EXHIBITS AND REPORTS ON FORM 10‑K.

(a) Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
31.2	Certification of the Principal Financial Officer to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

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

CACTUS VENTURES, INC.

Date: August 12, 2011	By: /s/ Diane S. Button
Diane S. Button, President and Chief Financial Officer