Form 10-Q
period 2011-09-30
Cactus Ventures, Inc.
filed 2011-11-14
CIK 1388320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

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

As of November 10, 2011, there were 11,155,008 shares of the issuer’s common stock outstanding.

PART I-FINANCIAL INFORMATION

Cactus Ventures, Inc.
Condensed Balance Sheet
September 30, 2011 and December 31, 2010

	Unaudited	Audited
ASSETS	2011	2010
Current assets
Cash in bank	$150	150
Total current assets	150	150
Total assets	$150	$150

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts Payable	$1,500	$13,694
Accrued Legal Fees	1,740	1,120
Accrued interest	24,839	21,247
Total current liabilities	28,079	36,061

Notes payable related parties	53,753	58,707
Total liabilities	81,832	94,768

Shareholders' deficit
Preferred stock, 100,000,000 shares $.01 par authorized, 0 outstanding	—	—
Common stock, 100,000,000 shares, $.01 par authorized, 11,155,008 outstanding	111,550	111,550
Paid in capital	63,885	63,885
Retained deficit	(257,117)	(270,053)
Total shareholders' equity	(81,682)	(94,618)
Total liabilities and shareholders' equity	$150	$150

The accompanying notes are an integral part of these financial statements.

Cactus Ventures, Inc.
Condensed Statement of Operations
For the nine months ended September 30, 2011 and 2010

	2011	2010
Sales	$—	$—
Cost of Goods	—	—
Gross profit	—	—
Expenses
Bank charges	—	182
Other costs	331	466
Professional fees	8,140	18,170
Total expenses	8,471	18,818
Net loss from operations	(8,471)	(18,818)
Other income (expense)
Gain on retention of deposit	25,000	35,000
Interest expense	(3,593)	(5,152)
State corporate tax expense	—	(834)
	21,407	29,014
Net income (loss)	$12,936	$10,196

Loss per common share	$(0.01)	$(0.01)

Weighted average of shares outstanding	11,155,008	11,155,008

The accompanying notes are an integral part of these financial statements.

Cactus Ventures, Inc.
Condensed Statement of Cash Flows - Indirect method
For the nine months ended September 30, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$12,936	$10,196
Adjustment to reconcile net to net cash provided by operating activities
Increase (decrease) in legal fees payable	620	(1,130)
Decrease in accounts payable	(12,194)	(1,309)
Increase in accrued interest	3,592	5,152
Other	1	1
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,955	12,910
INVESTING ACTIVITIES
Retire note payable	(25,000)	—
NET CASH USED IN INVESTING ACTIVITIES	(25,000)	—
FINANCING ACTIVITIES
Assignment of a/p to related party	10,694	—
Related party notes	9,351	(14,882)
NET CASH REALIZED FROM FINANCING ACTIVITIES	20,045	(14,882)
INCREASE IN CASH AND CASH EQUIVALENTS	—	(1,972)
Cash and cash equivalents at the beginning of the year	150	2,122
CASH AND CASH EQUIVALENTS AT YEAR END	$150	$150

The accompanying notes are an integral part of these financial statements.

Cactus Ventures, Inc.
Footnotes to the Condensed Financial Statements
September 30, 2011 and December 31, 2010

1.    Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cactus Ventures, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2011, the results of operations and cash flows for the nine months ended September 30, 2011 and 2010. The balance sheet as of December 31, 2010 is derived from the Company's audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the Securities and Exchange Commission.

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

The results of operations for the nine months ended September 30, 2011 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2011.

Description of business

The Company was incorporated under the laws of the State of Nevada on October 6, 1997. The Company for the past several years has had no activity. The Company is a shell entity that is in the market for a merger with an appropriate company.

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

Cactus Ventures, Inc.
Footnotes to the Condensed Financial Statements
September 30, 2011 and December 31, 2010

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
In December 2009, the Financial Accounting Standards Board ("FASB") issued an accounting standard update for improvements to financial reporting by enterprises involved with Variable Interest Entities. The subsections clarify the application of the General Subsections to certain legal entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support [FIN 46(R), paragraph 1, sequence 55.1] or, as a group, the holders of the equity investment at risk lack any one of the following three characteristics: [FIN 46(R), paragraph 1, sequence 55.2]:
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
In May 2011, the FASB issued new authoritative guidance to provide a consistent definition of fair value and ensure that fair value measurements and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This guidance changes certain fair value measurement principles and enhances the disclosure requirements for fair value measurements. This guidance is effective for interim and annual periods beginning after December 15, 2011 and is applied prospectively. The Company does not expect that the adoption of this guidance will have a material impact on its financial statements.

Cactus Ventures, Inc.
Footnotes to the Condensed Financial Statements
September 30, 2011 and December 31, 2010

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company's financial statements upon adoption.

3.    Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were $0 and $5,000 paid to a related party for continuous maintenance of records during the nine months ended September 30, 2011 and 2010.

The Company borrowed $9,351 and $17,228 from various related parties and shareholders of the Company for working capital purposes as of September 30, 2011 and 2010 respectively. The Company repaid $25,000 and $24,231 in notes payable to related parties as of September 30, 2011 and 2010 respectively.

In addition, related parties assumed $10,694 in accounts payable as of September 30, 2011.

4.    Three Month Data – Second Quarter 2011 and 2010

	2011	2010
Revenue	$—	$—
Expense	(2,430)	(8,124)
Operating Loss	(2,430)	(8,124)
Other Revenue and Expense	(1,084)	(1,555)
Three Month Loss	$(3,514)	$(9,679)

5.    Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has a negative working capital deficiency of $27,929 and a stockholders' deficiency of $81,682. These factors raise substantial doubt about its ability to continue as a going concern. The ability to the Company to continue as a going concern is dependent on the company's ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENT NOTICE

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. For this purpose any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited tour ability to raise additional capital, the absence of any operating history or revenue, our ability to attract and retain qualified personnel, general economic conditions, as well as other factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission, and “Item 2 - Management's Discussions and Analysis of Financial Condition and Results of Operation” below.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

Description of Business.

We were formed as a Nevada corporation on October 6, 1997 under the name Zurich U.S.A., Inc. On July 10, 2006, we changed our name to Cactus Ventures, Inc. and began pursuing our business of marketing sunglasses. The Company encountered numerous problems with various vendors and ceased its operations. The Company has now focused its efforts on seeking a business opportunity. The Company will attempt to locate and negotiate with a business entity for the merger of that target company into the Company. In certain instances, a target company may wish to become a subsidiary of the Company or may wish to contribute assets to the Company rather than merge. No assurances can be given that the Company will be successful in locating or negotiating with any target company. The Company will provide a method for a foreign or domestic private company to become a public reporting company whose securities are qualified for trading in the United States secondary market. We are now considered a “blank check” company.

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

In analyzing prospective business opportunities, management will consider the following factors:

•	available technical, financial and managerial resources;

•	working capital and other financial requirements;

•	the history of operations, if any;

•	prospects for the future;

•	the nature of present and expected competition;

•	the quality and experience of management services which may be available and the depth of the management;

•	the potential for further research, development or exploration;

•	the potential for growth and expansion;

•	the potential for profit; and

•	the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

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

We will generally ask to be provided with written materials regarding the business opportunity. These materials may include the following:

•	descriptions of product, service and company history; management resumes;

•	financial information;

•	available projections with related assumptions upon which they are based;

•	an explanation of proprietary products and services;

•	evidence of existing patents, trademarks or service marks or rights thereto;

•	present and proposed forms of compensation to management;

•	a description of transactions between the prospective entity and its affiliates;

•	relevant analysis of risks and competitive conditions;

•	a financial plan of operation and estimated capital requirements; and

•	other information deemed relevant.

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

The Company has, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes the Company will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the acquisition candidate will, however, incur significant legal and accounting costs in connection with the acquisition of a business opportunity

Results of Operations - Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

We have $150 cash on hand and have experienced operating losses since inception. We did not generate any revenues from operations during the periods ended September 30, 2011 and 2010. Expenses during the period ended September 30, 2011 were $8,471 with interest expense of $3,593 and a gain on retention of deposit of $25,000 compared to expenses of $18,818 with interest expense of $5,152, state corporate tax expense of $834 and $35,000 gain on retention of deposit for the period ended September 30, 2010. Expenses for both periods consisted entirely of general and administrative expenses. These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net income of $12,936 for the period ended September 30, 2011, compared to a net income of $10,196 for the period ended September 30, 2010. Our net income for both periods was due to a gain on retention of deposits.

Liquidity and Capital Resources

The Company's balance sheet as of September 30, 2011, reflects total assets of $150 in cash. As of September 30, 2011, our liabilities were $81,832 which included $1,500 in accounts payable, $53,753 in notes payable to related parties, $1,740 in accrued legal fees, and $24,839 in accrued interest. The Company borrowed $9,351 and $17,228 from various related parties and shareholders of the Company for working capital purposes as of September 30, 2011 and 2010 respectively. We repaid $25,000 and $24,231 in notes payable to related parties as of September 30, 2011 and 2010 respectively. In addition, related parties assumed $10,694 in accounts payable as of September 30, 2011.

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were $0 and $5,000 paid to a related party for continuous maintenance of records during the nine months ended September 30, 2011 and 2010.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a)    Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ''Exchange Act''). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of September 31, 2011, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b)    Changes in Internal Control over Financial Reporting. There were no changes in our system of internal controls over financial reporting during the period covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS

N/A
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. [REMOVED AND RESERVED.]

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

(a) Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1*	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached
101.INS**	XBRL Instance Document	Attached
101.SCH**	XBRL Taxonomy Extension Schema Document	Attached
101.CAL**	XBRL Taxonomy Calculation Linkbase Document	Attached
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document	Attached
101.LAB**	XBRL Taxonomy Label Linkbase Document	Attached
101.PRE**	XBRL Taxonomy Presentation Linkbase Document	Attached

* Filed herewith
** Furnished and not filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CACTUS VENTURES, INC.

Date: November 14, 2011	By: /s/ Diane S. Button
Diane S. Button, President and Chief Financial Officer