Form 10-K
period 2011-12-31
Cactus Ventures, Inc.
filed 2012-04-12
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

   X .   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X . No      .

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Our common stock is listed on the Over the Counter Bulletin Board (“OTCBB”), under the symbol “CTVN.”  There was not an active market and no trading volume during fiscal 2010 and there has been minimal trading volume in 2011, therefore the aggregate market value of the issuer’s common stock held by non-affiliates at March 7, 2012 is deemed to be $-0-.

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

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of March 7, 2012
Common Stock, $.01 par value	11,155,008

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

	CLOSING BID		CLOSING ASK

2010	High	Low	High	Low

January 4 Thru March 31	NONE	NONE	NONE	NONE

April 1 Thru June 30	NONE	NONE	NONE	NONE

July 1 Thru September 30.10		.10	1.00	1.00

October 1 Thru December 31.10		.10	1.00	1.00

2011

January 3 Thru March 31.10		.10	1.00	1.00

April 1 Thru June 30.10		.10	1.00	1.00

July 1 Thru September 30.10		.10	1.00	1.00

October 3 Thru December 30.10		.10	1.00	1.00

The above quotations, as provided by OTC Markets Group, Inc., represent prices between dealers and do not include retail markup, markdown or commission.  In addition, these quotations do not represent actual transactions.

Holders

As of March 7, 2012, there were approximately 62 shareholders of record holding 11,155,008 shares of common stock.  This number does not include an indeterminate number of stockholders whose shares are held by brokers in street name. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

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

Liquidity and Capital Resources

The Company’s balance sheet as of December 31, 2011, reflects total assets of cash in the amount of $150. As of December 31, 2011, our liabilities were $84,479 which included $6 in accounts payable, $300 in accrued legal fees, $26,005 in accrued interest and $58,168  in a note payable to related parties.  We anticipate our expenses for the next twelve months will be approximately $20,000.  In the past we have relied on advances from our president to cover our operating costs.   Management anticipates that we will receive sufficient advances from our president to meet our needs through the next 12 months.  However, there can be no assurances to that effect.  Our need for capital may change dramatically if we acquire an interest in a business opportunity during that period.  At present, we have no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that we will identify a business venture suitable for acquisition in the future.  Further, we cannot assure that we will be successful in consummating any acquisition on favorable terms or that we will be able to profitably manage any business venture we acquire.  Should we require additional capital, we may seek additional advances from officers, sell common stock or find other forms of debt financing.

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

Results of Operations

Years Ended December 31, 2010 and 2011

We have $150 cash on hand and have experienced losses since inception.  We did not generate any revenues from operations during the years ended December 31, 2011 and 2010.  Expenses during the year ended December 31, 2011 were $20,241, with interest expense of $4,759 and state corporate tax expense of $0 compared to expenses of $27,727 with interest expense of $6,439 and state corporate tax expense of $834 in 2010.  Expenses for both years consisted entirely of general and administrative expenses.  These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

In 2011 we had a gain on retention of deposit in the amount of $25,000 and in 2010 we had a gain on retention of deposit of $35,000.  As a result of the foregoing factors, we realized a net income of $10,289 for the year ended December 31, 2011 compared to a net income of $1,674 for the year ended December 31, 2010.

During the period from January 1, 2011 through December 31, 2011, the Company has engaged in no significant operations other than maintaining its reporting status with the SEC and seeking a business combination.  No revenues were received by the Company during this period.

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

Our management, with the participation of the President, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on this evaluation, our management, with the participation of the President, concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Identification of Directors and Executive Officers

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.

Name	Age	Position	Director or Officer Since
Diane S. Button	61	Sole officer and Director	July 2006

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

The Summary Compensation Table shows certain compensation information for services rendered in all capacities for the fiscal periods ended December 31, 2011, 2010 and 2009. Other than as set forth herein, no executive officer's salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (4)	Non- Equity Incentive Plan Compen- sation ($)	Nonquali- fied Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total ($)

Diane S. Button	2011 2010 2009	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- 6,000 -0-	-0- 6,000 -0-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 7, 2012, the number and percentage of the 11,155,008 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock.  Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

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

Certain Business Relationships

At various times during the previous years, the Company had found it necessary to borrow funds from its shareholders to fund the Company.  These notes were due and payable on December 31, 2011, and the parties have agreed to extend them until December 31, 2012. Monies advanced to the company prior to 2007 carried an interest rate of 12%; monies advanced to the company after December 31, 2007 by the related parties carry an interest rate of 8%.  The total outstanding as of December 31, 2011 and 2010 was $58,168 and $58,707 respectively.  The accrued interest on these notes as of December 31, 2011 and 2010 was $25,970 and $21,247 respectively. For the years ending December 31, 2011 and 2010 the related parties advanced the Company for working capital purposes, $24,461 and $14,402 respectively.

In addition, management received $0 and $6,000 in other compensation for services during the years ended December 31, 2011 and 2010 respectively.

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

Audit Fee

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of Cactus Ventures, Inc. annual financial statement and review of financial statements included in Cactus Ventures, Inc. 10-Q reports and services normally provided by the accountant in connection with statutory and regulatory filings or engagements were 10,500 for fiscal year ended 2011 and $10,500 for fiscal year ended 2010.

Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of Cactus Ventures, Inc. financial statements that are not reported above were $0 for fiscal year ended 2011 and $0 for fiscal year ended 2010.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $575 for fiscal year ended 2011 and $575 for fiscal year ended 2010.

All Other Fees

The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above were $0 for fiscal year ended 2011 and $0 for fiscal year ended 2010.

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

Exhibit #	Description	Location

Exhibit 3(i)	Articles of Incorporation	*

Exhibit 3(i)(a)	Amended Articles of Incorporation	*

Exhibit 3(i)(b)	Amended Articles of Incorporation	*

Exhibit 3(i)(c)	Amended Articles of Incorporation	*

Exhibit 3(i)(d)	Amended and Restated Articles of Incorporation	**

Exhibit 3(ii)	Bylaws	*

Exhibit 31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

Exhibit 32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002***	Attached

101.INS	XBRL Instance Document	Attached

101.SCH	XBRL Taxonomy Extension Schema Document	Attached

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Attached

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

Date: April 12, 2012

/s/ Diane S. Button

Diane S. Button

Chief Executive Officer and

Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 12, 2012

/s/ Diane S. Button

Diane S. Button

Director

Board of Directors

Cactus Ventures Inc.

Carson City, Nevada

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of Cactus Ventures Inc. as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cactus Ventures Inc. as of December 31, 2011 and 2010, and the results of its operations, and its cash flows for each of the two years in the period ended December 31 2011, in conformity with U.S. generally accepted accounting principles.

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

/s/ R.R. Hawkins & Associates International, a PC

Los Angeles, CA

March 23, 2012

11301 W. Olympic Blvd. # 714

Los Angeles, CA 90064

T: 310.553.5707  F: 310.553.5337

www.rrhawkins.com

CACTUS VENTURES, INCORPORATED

BALANCE SHEET

December 31, 2011 and 2010

	Audited	Audited
ASSETS	2011	2010

Current assets
Cash in bank	$150	$150
Total current assets	150	150

Equipment and parts	0	0
(Less) Accumulated depreciation	0	0
	0	0

	0	0
Total assets	$150	$150

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts Payable	$6	$13,694
Accrued Legal Fees	300	1,120
Accrued interest	26,005	21,247
Total current liabilities	26,311	36,061

Notes payable related parties	58,168	58,707
Total liabilities	84,479	94,768

Shareholders' deficit
Preferred stock, 100,000,000 shares $.01 par authorized, 0 outstanding
Common stock, 100,000,000 shares, $.01 par authorized, 11,155,008 outstanding	111,550	111,550
Paid in capital	63,885	63,885
Retained deficit	(259,764)	(270,053)
Total shareholders' equity	(84,329)	(94,618)

Total liabilities and shareholders' equity	$150	$150

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INCORPORATED

STATEMENT OF OPERATIONS

For the years ended December 31, 2011 and 2010

	2011	2010
Sales	$0	$0
Cost of Goods	0	0
Gross profit	0	0
Expenses
Bank charges	0	182
Other costs	337	466
Professional fees	9,615	25,405
Total expenses	9,952	26,053
Net loss from operations	(9,952)	(26,053)
Other income (expense)
Gain on retention of deposit	25,000	35,000
Interest expense	(4,759)	(6,439)
State corporate tax expense	0	(834)
	20,241	27,727

Net income (loss)	$10,289	$1,674

Loss per common share	$0.01	$0.01

Weighted average of shares outstanding	11,155,008	11,155,008

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INCORPORATED

STATEMENT OF SHAREHOLDERS' DEFICIT

December 31, 2011 and 2010

	Common stock		Paid
			In	Retained
	Shares	Amount	Capital	Deficit	Total

January 1, 2010	11,155,008	$111,550	$63,885	$(271,727)	$(96,292)
Net gain for the period	0	0	0	1,674	1,674
December 31, 2010	11,155,008	$111,550	$63,885	$(270,053)	$(94,618)

January 1, 2011	11,155,008	$111,550	$63,885	$(270,053)	$(94,618)
Net gain for the period	0	0	0	10,289	10,289
December 31, 2011	11,155,008	$111,550	$63,885	$(259,764)	$(84,329)

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INCORPORATED

STATEMENT OF CASH FLOWS-INDIRECT METHOD

For the years ended December 31, 2011 and 2010

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$10,289	$1,674
Adjustment to reconcile net to net cash provided by operating activities
Increase in Legal fees payable	(820)	(470)
Increase in accounts payable	(13,688)	191
Increase in accrued interest	4,758	6,440
Increase in note payable	0	0
Loss on transfer of assets	0	0
Rounding error	0	0
NET CASH PROVIDED BY OPERATING ACTIVITIES	539	7,835
INVESTING ACTIVITIES	0	0
Retire note payable	0	0
NET CASH USED IN INVESTING ACTIVITIES	0	0
FINANCING ACTIVITIES
Repayment of related party notes	(25,000)	(24,210)
Related party notes	24,461	14,403
NET CASH REALIZED FROM FINANCING ACTIVITIES	(539)	(9,807)
INCREASE IN CASH AND CASH EQUIVALENTS	0	(1,972)
Cash and cash equivalents at the beginning of the year	150	2,122
CASH AND CASH EQUIVALENTS AT YEAR END	$150	$150

The accompanying notes are an integral part of these financial statements

Cactus Ventures, Inc.

Footnotes to Financial Statements

December 31, 2011 and 2010

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

Cactus Ventures, Inc.

Footnotes to Financial Statements

December 31, 2011 and 2010

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

NOTE 2

UNCERTAINTY OF ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has net accumulated losses since inception, a negative working capital deficiency of $26,161 and a stockholders’ deficiency of $84,329.  These factors raise substantial doubt about its ability to continue as a going concern.  The ability to the Company to continue as a going concern is dependent on the company’s related parties to continue to fund the operations, until such time as the Company can find a company in which to merge with.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

NOTE 3

COMMON STOCK

There were no stock transactions for the years ending December 31, 2011 and 2010.

NOTE 4

RELATED PARTY TRANSACTIONS

At various times during the previous years, the Company had found it necessary to borrow funds from its shareholders to fund the Company.  These notes were due and payable on December 31, 2011, and the parties have agreed to extend them until December 31, 2012. Monies advanced to the company prior to 2007 carried an interest rate of 12%; monies advanced to the company after December 31, 2007 by the related parties carry an interest rate of 8%.  The total outstanding as of December 31, 2011 and 2010 was $58,168 and $58,707, respectively.  The accrued interest on these notes as of December 31, 2011 and 2010 was $26,005 and $21,247, respectively. For the years ending December 31, 2011 and 2010, the related parties advanced the Company for working capital purposes $24,461 and $14,403 respectively.  The Company repaid related parties $25,000 and $24,120 for the years ending December 31, 2011 and 2010 respectively.

Cactus Ventures, Inc.

Footnotes to Financial Statements

December 31, 2011 and 2010

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

There was no significant difference between reportable income tax and statutory income tax. The gross deferred tax asset balance as of December 31, 2011 was approximately $38,964.  A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured.

As reconciliation between the income taxes computed in the United States is as follows:

December 31, 2011
$
United States federal income tax rate	15%
Valuation allowance - US federal income tax	(15%)
Provision for income tax	$ 0

NOTE 6

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

On April 29th, 2011, the Company signed a non-binding Confidential Letter of Intent (LOI) with a private company with respect to a possible Share Exchange Transaction, pending continued discussions, negotiations and completion of due diligence.  In good faith, a trust agent received a deposit of $25,000. On May 16, 2011, the deposits became non-refundable in accordance with the specifications of the LOI.  On June 15, 2011, the Company signed Addendum 1 to the Confidential Letter of Intent (CLOI) which amended the closing date no later than July 31, 2011. On August 1, 2011, the Confidential Letter of Intent expired and the deposit became non-refundable.