Form 10-Q
period 2012-03-31
Cactus Ventures, Inc.
filed 2012-04-23
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

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

     X .  Yes        .  No

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 17, 2012:   11,155,008

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2012 and 2011and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements.  The results of operations for the periods ended March 31, 2012 are not necessarily indicative of the operating results for the full year.

CACTUS VENTURES, INCORPORATED

CONDENSED BALANCE SHEET

March 31, 2012 and December 31, 2011

	Unaudited	Audited
	2012	2011
ASSETS

Current assets
Cash in bank	$150	$150
Deposits on hand	0	0
Inventory	0	0
Total current assets	150	150

Equipment and parts	0	0
(Less) Accumulated depreciation	0	0
	0	0

	0	0
Total assets	$150	$150

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts Payable	$1,006	$6
Accrued Legal Fees	1,710	300
Accrued interest	27,217	26,005
State corporate tax payable	0	0
Total current liabilities	29,933	26,311

Notes payable related parties	64,173	58,168
Total liabilities	94,106	84,479

Shareholders' deficit
Preferred stock, 100,000,000 shares $.01 par authorized, 0 outstanding

Common stock, 100,000,000 shares, $.01 par authorized, 11,155,008 outstanding
	111,550	111,550
Paid in capital	63,885	63,885
Retained deficit	(269,392)	(259,764)
Total shareholders' equity	(93,956)	(84,329)

Total liabilities and shareholders' equity	$150	$150

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INCORPORATED

CONDENSED STATEMENT OF OPERATIONS

For the three months ended March 31, 2012 and 2011

	2012	2011
Sales	$0	$0
Cost of Goods	0	0
Gross profit	0	0
Expenses
Bank charges	0	0
Other costs	1,006	205
Professional fees	7,410	2,475
Total expenses	8,416	2,680
Net loss from operations	(8,416)	(2,680)
Other income (expense)
Loss on sale	0	0
Interest expense	(1,212)	(1,325)
State corporate tax expense	0	0
	(1,212)	(1,325)

Net income (loss)	$(9,628)	$(4,005)

Loss per common share	$(0.01)	$(0.01)

Weighted average of shares outstanding	11,155,008	11,155,008

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INCORPORATED

STATEMENT OF CASH FLOWS-INDIRECT METHOD

For the three months ended March 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,628)	$(4,005)
Adjustment to reconcile net to net cash provided by operating activities
Increase in Legal fees payable	1,410	780
Increase in accounts payable	1,000	(2,220)
Increase in accrued interest	1,212	1,324
Rounding error	0	1
NET CASH PROVIDED BY OPERATING ACTIVITIES	(6,006)	(4,120)
INVESTING ACTIVITIES
Assets transferred	0	0
NET CASH USED IN INVESTING ACTIVITIES	0	0
FINANCING ACTIVITIES
Sale of common stock	0	0
Related party notes	6,006	4,120
NET CASH REALIZED FROM FINANCING ACTIVITIES	6,006	4,120
INCREASE IN CASH AND CASH EQUIVALENTS	0	0
Cash and cash equivalents at the beginning of the year	150	150

CASH AND CASH EQUIVALENTS AT YEAR END	$150	$150

The accompanying notes are an integral part of these financial statements

Cactus Ventures, Inc

Footnotes to the Condensed Financial Statements

March 31, 2012 and December 31, 2011

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cactus Ventures, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at March 31, 2012, the results of operations and cash flows for the three months ended March 31, 2012 and 2010.  The balance sheet as of December 31, 2011 is derived from the Company’s audited financial statements.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, although management of the Company believes that the disclosures contained in these financial statements are adequate to make the information presented therein not misleading. For further information, refer to the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission.

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

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2012.

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

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income from that of current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. Upon adoption, the Company will present its consolidated financial statements under this new guidance. The Company does not expect the adoption of this accounting guidance to have a material impact on its consolidated financial statements and related disclosures.

Cactus Ventures, Inc

Footnotes to the Condensed Financial Statements

March 31, 2012 and December 31, 2011

In December 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance related to balance sheet offsetting. The new guidance requires disclosures about assets and liabilities that are offset or have the potential to be offset. These disclosures are intended to address differences in the asset and liability offsetting requirements under U.S. GAAP and International Financial Reporting Standards. This new guidance will be effective for us for interim and annual reporting periods beginning January 1, 2013, with retrospective application required. The adoption of this guidance is not expected to have a material impact on the Company’s results of operations or financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were $0 and $0 paid to a related party for continuous maintenance of records during the three months ended March 31, 2012 and 2011.

The Company borrowed $6,006 and $9,351 from various related parties and shareholders of the Company for working capital purposes as of March 31, 2012 and 2011 respectively. The Company repaid $0 and $25,000 in notes payable to related parties as of March 31, 2012 and 2011 respectively.

In addition, related parties assumed $10,694 in accounts payable as of March 31, 2011.

4.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has a negative working capital deficiency of $29,783 and a stockholders’ deficiency of $93,956.  These factors raise substantial doubt about its ability to continue as a going concern.  The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

5.

Letter of Intent

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

Results of Operations – Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

We have $150 cash on hand and have experienced operating losses since inception.  We did not generate any revenues from operations during the periods ended March 31, 2012 and 2011.  Expenses during the period ended March 31, 2012 were $8,416 with interest expense of $1,212 compared to expenses of $2,680 with interest expense of $1,325 for the period ended March 31, 2011. Expenses for both periods consisted entirely of general and administrative expenses.  These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $9,628 for the period ended March 31, 2012, compared to a net loss of $4,005 for the period ended March 31, 2011.

Liquidity and Capital Resources

The Company’s balance sheet as of March 31, 2012, reflects total assets of $150 in cash. As of March 31, 2012, our liabilities were $94,106 which included $1,006 in accounts payable, $64,173 in notes payable to related parties, $1,710 in accrued legal fees, and $27,217 in accrued interest.  The Company borrowed $6,006 and $9,351 from various related parties and shareholders of the Company for working capital purposes as of March 31, 2012 and 2011 respectively. We repaid $-0- and $25,000 in notes payable to related parties as of March 31, 2012 and 2011 respectively.  In addition, related parties assumed $10,694 in accounts payable as of March 31, 2011.

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting.  There were $0 and $-0- paid to a related party for continuous maintenance of records during the three months ended March 31, 2012 and 2011.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of March 31, 2012, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

None.

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

Date: April 20, 2012

By: /s/ Diane S. Button

Diane S. Button, President and Chief Financial Officer