Form 10-Q
period 2012-06-30
Cactus Ventures, Inc.
filed 2012-08-20
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

CACTUS VENTURES, INC.

(Exact name of registrant as specified in its charter)

Nevada		000-52446
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

000-52446
(Commission File Number)

123 W. Nye Lane, Suite 129 Carson City		89706
(Address of Principal Executive Offices)		(Zip Code)

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

☑ . Yes . ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☑ . Yes . ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☑ . Yes ☐ . No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ . Yes ☐ . No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 6, 2012: 11,155,008

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2012 and 2011and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements. The results of operations for the periods ended June 30, 2012 are not necessarily indicative of the operating results for the full year.

CACTUS VENTURES, INCORPORATED

CONDENSED BALANCE SHEET

June 30, 2012 and December 31, 2011

	Unaudited	Audited
ASSETS	2012	2011
Current assets
Cash in bank	$142	$150
Deposits on hand	0	0
Inventory	0	0
Total current assets	142	150
Equipment and parts	0	0
(Less) Accumulated depreciation	0	0
	0	0
		0
Total assets	$142	$150
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Accounts Payable	$6	$6
Accrued Legal Fees	550	300
Accrued interest	28,602	26,005
State corporate tax payable	0	0
Total current liabilities	29,158	26,311
Notes payable related parties	71,260	58,168
Total liabilities	100,418	84,479
Shareholders' deficit
Preferred stock, 100,000,000 shares $.01 par
authorized, 0 outstanding
Common stock, 100,000,000 shares, $.01 par
authorized, 11,155,008 outstanding	111,550	111,550
Paid in capital	63,885	63,885
Retained deficit	(275,711)	(259,764)
Total shareholders' equity	(100,276)	(84,329)
Total liabilities and shareholders' equity	$142	$150

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INCORPORATED

CONDENSED STATEMENT OF OPERATIONS

For the six months ended June 30, 2012 and 2011

	2012	2011
Sales	$0	$0
Cost of Goods	0	0
Gross profit	0	0
Expenses
Bank charges	0	0
Other costs	2,390	331
Professional fees	10,960	5,710
Total expenses	13,350	6,041
Net loss from operations	(13,350)	(6,041)
Other income (expense)
Gain on retention of deposit	0	25,000
Interest expense	(2,597)	(2,509)
State corporate tax expense	0	0
	(2,597)	(2,509)
Net income (loss)	$(15,947)	$16,450
Loss per common share	$(0.01)	$0.01
Weighted average of
shares outstanding	11,155,008	11,155,008

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INCORPORATED

STATEMENT OF CASH FLOWS-INDIRECT METHOD

For the six months ended June 30, 2012 and 2011

	2012	2011
CASH FLOWS FROM
OPERATING ACTIVITIES
Net income (loss)	$(15,947)	$16,450
Adjustment to reconcile net to net cash
provided by operating activities
Increase in Legal fees payable	250	(310)
Increase in accounts payable	0	(13,694)
Increase in accrued interest	2,597	2,508
Rounding error	0	1
NET CASH PROVIDED
BY OPERATING ACTIVITIES	(13,100)	4,955
INVESTING ACTIVITIES
Retire note payable	0	25,000
NET CASH USED IN
INVESTING ACTIVITIES	0	0
FINANCING ACTIVITIES
Assignment of a/p to related party	0	10,694
Related party notes	13,092	9,351
NET CASH REALIZED
FROM FINANCING ACTIVITIES	13,092	20,045
INCREASE IN CASH
AND CASH EQUIVALENTS	(8)	0
Cash and cash equivalents
at the beginning of the year	150	150
CASH AND CASH EQUIVALENTS
AT YEAR END	$142	$150

The accompanying notes are an integral part of these financial statements

Cactus Ventures, Inc

Footnotes to the Condensed Financial Statements

June 30, 2012 and December 31, 2011

1.	Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cactus Ventures, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at June 30, 2012, the results of operations and cash flows for the six months ended June 30, 2012 and 2011. The balance sheet as of December 31, 2011 is derived from the Company’s audited financial statements.

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

The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2012.

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

2.	Recent accounting pronouncements not yet adopted

As of the date of this report, there are no recent accounting pronouncements that have not yet been adopted that we believe would have a material impact on our financial statements.

3. Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the six months ended June 30, 2012 and 2011.

The Company borrowed $13,092 and $9,351 from various related parties and shareholders of the Company for working capital purposes as of June 30, 2012 and 2011 respectively. The Company repaid $0 and $25,000 in notes payable to related parties as of June 30, 2012 and 2011 respectively.

In addition, related parties assumed $10,694 in accounts payable as of June 30, 2011.

4. Three Month Data – Second Quarter 2012 and 2011

	2012	2011

Revenue	$0	$0

Expense	(13,350)	(3,936)

Operating Loss	(13,350)	(3,936)

Other Revenue and Expense	(2,597)	(1,184)

Three Month Loss	$(15,947)	$(5,120)

5.	Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, the company has a negative working capital deficiency of $29,016 and a stockholders’ deficiency of $100,276. These factors raise substantial doubt about its ability to continue as a going concern. The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

6.	Letter of Intent

On April 29th, 2011, the Company signed a non-binding Confidential Letter of Intent (LOI) with a private company with respect to a possible Share Exchange Transaction, pending continued discussions, negotiations and completion of due diligence. In good faith, a trust agent received a deposit of $25,000. On May 16, 2011, the deposits became non-refundable in accordance with the specifications of the LOI. On June 15, 2011, the Company signed Addendum 1 to the Confidential Letter of Intent (CLOI) which amended the closing date no later than July 31, 2011. O August 1, 2011, the Confidential Letter of Intent expired and the deal was abandoned.

7.	Subsequent events

Management has determined that there are no further events subsequent to the balance sheet date that should be disclosed in these financial statement

ITEM 2. PLAN OF OPERATIONS

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

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

Results of Operations – Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

We have $142 cash on hand and have experienced operating losses since inception. We did not generate any revenues from operations during the periods ended June 30, 2012 and 2011. Expenses during the period ended June 30, 2012 were $13,350 with interest expense of $2,597 compared to expenses of $6,041 with interest expense of $2,509 for the period ended June 30, 2011. Expenses for both periods consisted entirely of general and administrative expenses. These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $15,947 for the period ended June 30, 2012. For the period ended June 30, 2011, we had a gain of $25,000 for retention of deposit which resulted in a net gain of $16,450.

Liquidity and Capital Resources

The Company’s balance sheet as of June 30, 2012, reflects total assets of $142 in cash. As of June 30, 2012, our liabilities were $100,418 which included $6 in accounts payable, $71,260 in notes payable to related parties, $550 in accrued legal fees, and $28,602 in accrued interest. The Company borrowed $13,092 and $9,351 from various related parties and shareholders of the Company for working capital purposes as of June 30, 2012 and 2011 respectively. We repaid $-0- and $25,000 in notes payable to related parties as of June 30, 2012 and 2011 respectively. In addition, related parties assumed $10,694 in accounts payable as of June 30, 2011.

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were $0 and $-0- paid to a related party for continuous maintenance of records during the three months ended June 30, 2012 and 2011.

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

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of June 30, 2012, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in Internal Control over Financial Reporting. There were no changes in our system of internal controls over financial reporting during the period covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

Not Applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

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

CACTUS VENTURES, INC.

Date: ______________ By: /s/ Diane S. Button

Diane S. Button, President and Chief Financial Officer

Exhibit 31

CERTIFICATION

I, Diane S. Button, certify that:

1. I have reviewed this quarterly report on Form 10-Q, of Cactus Ventures, Inc. for the fiscal quarter ended June 30, 2012;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reportings (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: ________________________

/s/ Diane S. Button

Diane S. Button

President, Chief Executive Officer

(Principal Executive Officer)

Chief Financial Officer

(Principal Financial Officer)

Exhibit 32

CERTIFICATION OF PERIODIC REPORT

PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Diane S. Button, President, Treasurer, Chief Executive Officer and Chief Financial Officers of Cactus Ventures, Inc., (the “Company”), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that to the best of my knowledge:

(1)	the Quarterly Report on Form 10-Q, of the Company for the fiscal quarter ended June 30, 2012 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78 o(d)); and

(2)	the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: _________________

/s/ Diane S. Button

Diane S. Button

President and Chief Executive Officer

Treasurer and Chief Financial Officer

A signed original of this written statement required by Section 906 of the Sarbanes-Oxley Act has been furnished to Cactus Ventures, Inc. and will be retained by Cactus Ventures, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.