Form 10-Q/A
period 2012-06-30
Cactus Ventures, Inc.
filed 2012-08-29
CIK 1388320

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

Form 10-Q

June 30, 2012

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

Description of Business

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

In analyzing prospective business opportunities, management will consider the following factors:

·	available technical, financial and managerial resources;
·	working capital and other financial requirements;
·	the history of operations, if any;
·	prospects for the future;
·	the nature of present and expected competition;
·	the quality and experience of management services which may be available and the depth of the management;
·	the potential for further research, development or exploration;
·	the potential for growth and expansion;
·	the potential for profit;
·	the perceived public recognition or acceptance of products, services, trade or service marks, name identification; and other relevant factors.

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

We will generally ask to be provided with written materials regarding the business opportunity. These materials may include the following:

·	descriptions of product, service and company history; management resumes;
·	financial information;
·	available projections with related assumptions upon which they are based;
·	an explanation of proprietary products and services;
·	evidence of existing patents, trademarks or service marks or rights thereto;
·	present and proposed forms of compensation to management;
·	a description of transactions between the prospective entity and its affiliates;
·	relevant analysis of risks and competitive conditions;
·	a financial plan of operation and estimated capital requirements;
·	and other information deemed relevant.

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

CACTUS VENTURES, INC.

Date:August 29, 2012 By: /s/ Diane S. Button

Diane S. Button, President and Chief Financial Officer