Form 10-Q
period 2012-09-30
Cactus Ventures, Inc.
filed 2012-11-14
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 30, 2012:   11,155,008

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2012 and 2011and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements.  The results of operations for the periods ended September 30, 2012 are not necessarily indicative of the operating results for the full year.

CACTUS VENTURES, INCORPORATED
CONDENSED BALANCE SHEET
September 30, 2012 and December 31, 2011

	Unaudited	Audited
ASSETS	2012	2011

Current assets
Cash in bank	$-	$150
Deposits on hand	-	-
Inventory	-	-
Total current assets	-	150

Equipment and parts	-	-
(Less) Accumulated depreciation	-	-
	-	-

Total assets	$-	$150

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
Accounts Payable	$-	$6
Accrued Legal Fees	1,090	300
Accrued interest	30,046	26,005
State corporate tax payable	-	-
Total current liabilities	31,136	26,311

Notes payable related parties	72,857	58,168
Total liabilities	103,993	84,479

Shareholders' deficit
Preferred stock, 100,000,000 shares $.01 par authorized, 0 outstanding	-	-
Common stock, 100,000,000 shares, $.01 par authorized, 11,155,008 outstanding	111,550	111,550
Paid in capital	63,885	63,885
Retained deficit	(279,428)	(259,764)
Total shareholders' equity	(103,993)	(84,329)

Total liabilities and shareholders' equity	$-	$150

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INCORPORATED
CONDENSED STATEMENT OF OPERATIONS
For the nine months ended September 30, 2012 and 2011

	September 30,
	2012	2011
Sales	$-	$-
Cost of Goods	-	-
Gross profit	-	-
Expenses
Bank charges	8	-
Other costs	2,616	331
Professional fees	13,000	8,140
Total expenses	15,624	8,471
Net loss from operations	(15,624)	(8,471)

Other income (expense)
Gain on retention of deposit	-	25,000
Interest expense	(4,040)	(3,593)
State corporate tax expense	-	-
	(4,040)	(3,593)

Net income (loss)	$(19,664)	$12,936

Loss per common share	$(0.01)	$0.01

Weighted average of shares outstanding	11,155,008	11,155,008

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INCORPORATED
STATEMENT OF SHAREHOLDERS' DEFICIT
September 30, 2012 and 2011

	Common stock		Paid
			In	Retained
	Shares	Amount	Capital	Deficit	Total

January 1, 2011	11,155,008	$111,550	$63,885	$(270,053)	$(94,618)
Net loss for the period	-	-	-	12,936	12,936
September 30, 2011	11,155,008	$111,550	$63,885	$(257,117)	$(81,682)

January 1, 2012	11,155,008	$111,550	$63,885	$(259,764)	$(84,329)
Net loss for the period	-	-	-	(19,664)	(19,664)
September 30, 2012	11,155,008	$111,550	$63,885	$(279,428)	$(103,993)

The accompanying notes are an integral part of these financial statements

CACTUS VENTURES, INCORPORATED
STATEMENT OF CASH FLOWS-INDIRECT METHOD
For the nine months ended September 30, 2012 and 2011

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(19,664)	$12,936

Adjustment to reconcile net to net cash provided by operating activities
Increase in Legal fees payable	790	620
Increase in accounts payable	(6)	(12,194)
Increase in accrued interest	4,040	3,593
Rounding error	-	-
NET CASH PROVIDED BY OPERATING ACTIVITIES	(14,840)	4,955

CASH FLOWS FROM INVESTING ACTIVITIES
Retire note payable	-	25,000
NET CASH USED IN INVESTING ACTIVITIES	-	25,000

CASH FLOWS FROM FINANCING ACTIVITIES	-	-
Assignment of a/p to related party	-	10,694
Related party notes	14,690	9,351
NET CASH REALIZED FROM FINANCING ACTIVITIES	14,690	20,045

INCREASE IN CASH AND CASH EQUIVALENTS	(150)	-

Cash and cash equivalents at the beginning of the year	150	150

CASH AND CASH EQUIVALENTS AT YEAR END	$-	$150

The accompanying notes are an integral part of these financial statements

Cactus Ventures, Inc

Footnotes to the Condensed Financial Statements

September 30, 2012 and December 31, 2011

1.

Organization and basis of presentation

Basis of presentation

The accompanying interim condensed financial statements are unaudited, but in the opinion of management of Cactus Ventures, Inc. (the Company), contain all adjustments, which include normal recurring adjustments, necessary to present fairly the financial position at September 30, 2012, the results of operations and cash flows for the nine months ended September 30, 2012 and 2011.  The balance sheet as of December 31, 2011 is derived from the Company’s audited financial statements.

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

The results of operations for the nine months ended September 30, 2012 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2012.

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

3.

Related party transaction

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting. There were no monies paid during the nine months ended September 30, 2012 and 2011.

The Company borrowed $14,689 and $20,046 from various related parties and shareholders of the Company for working capital purposes as of September 30, 2012 and 2011 respectively. The Company repaid $0 and $25,000 in notes payable to related parties as of September 30, 2012 and 2011 respectively.

In addition, related parties assumed $10,694 in accounts payable as of June 30, 2011.

4.

Three Month Data – Third Quarter 2012 and 2011

	2012	2011
Revenue	$0	$0
Expense	(2,273)	(2,430)
Operating Loss	(2,273)	(2,430)
Other Revenue and Expense	(1,444)	(1,084)
Three Month Loss	$(3,717)	$(3,514)

5.

Going concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  As reflected in the accompanying financial statements, the company has a negative working capital deficiency of $31,136 and a stockholders’ deficiency of $103,993.  These factors raise substantial doubt about its ability to continue as a going concern.  The ability to the Company to continue as a going concern is dependent on the company’s ability to raise additional funds and implement its business plan.  The financial statements do not include any adjustments that might be necessary if the company is unable to continue as a going concern.

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

7.

Subsequent events

Management has determined that there are no further events subsequent to the balance sheet date that should be disclosed in these financial statements.

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

Results of Operations – Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

We have $-0- cash on hand and have experienced operating losses since inception.  We did not generate any revenues from operations during the periods ended September 30, 2012 and 2011.  Expenses during the period ended September 30, 2012 were $15,624 with interest expense of $4,040 compared to expenses of $8,471 with interest expense of $3,593 for the period ended September 30, 2011. Expenses for both periods consisted entirely of general and administrative expenses.  These expenses were due to professional, legal and accounting fees relating to our reporting requirements.

As a result of the foregoing factors, we realized a net loss of $19,664 for the period ended September 30, 2012.  For the period ended September 30, 2011, we had a gain of $25,000 for retention of deposit which resulted in a net gain of $12,936.

Liquidity and Capital Resources

The Company’s balance sheet as of September 30, 2012, reflects total assets of $-0-. As of September 30, 2012, our liabilities were $103,993 which included $-0- in accounts payable, $72,857 in notes payable to related parties, $1,090 in accrued legal fees, and $30,046 in accrued interest.  The Company borrowed $14,689 and $20,046 from various related parties and shareholders of the Company for working capital purposes as of September 30, 2012 and 2011 respectively. We repaid $-0- and $25,000 in notes payable to related parties as of September 30, 2012 and 2011 respectively.  In addition, related parties assumed $10,694 in accounts payable as of June 30, 2011.

Various founders of the Company have performed consulting services for which the Company has paid them consulting fees as voted on during the initial board of directors meeting.  There were $0 and $-0- paid to a related party for continuous maintenance of records during the nine months ended September 30, 2012 and 2011.

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

ITEM 4T.  CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of September 30, 2012, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

Date: November 13, 2012

By: /s/ Diane S. Button

Diane S. Button, President and Chief Financial Officer