Form 10-K
period 2012-12-31
Cactus Ventures, Inc.
filed 2013-03-29
CIK 1388320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2012

or

☐	Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER: 000-52446

CACTUS VENTURES, INC.
(Exact name of registrant as specified in its charter)

Nevada	000-52446
(State or other jurisdiction of organization)	(IRS Employer Identification #)

501 Fifth Avenue, 3rd Floor
New York, NY, 10017
(Address of principal executive offices)(Zip Code)

(212) 300-2131
Registrant's telephone number, including area code

Action Stock Transfer Corporation
2469 E. Fort Union Blvd., Suite 214
Salt Lake City, UT 84121
(801) 274-1088
(Name, address, including zip code, and telephone number,
including area code, of agent for service)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the act): Yes ☐ No ☒

There was no trading market for the Registrants voting stock on the last business day of the Registrant’s most recently completed second fiscal quarter.

As of March 26, 2013, 12,053,405 shares of common stock, $0.01 par value per share, were outstanding (excluding 9,338,260 shares of common stock the registrant is still in the process of exchanging certificates).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward looking statements that involve risks and uncertainties, principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this prospectus, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this prospectus, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assumes no obligation to update any such forward-looking statements.

You should not place undue reliance on any forward-looking statement, each of which applies only as of the date of this prospectus. Before you invest in our securities, you should be aware that the occurrence of the events described in the section entitled “Risk Factors” and elsewhere in this prospectus could negatively affect our business, operating results, financial condition and stock price. Except as required by law, we undertake no obligation to update or revise publicly any of the forward-looking statements after the date of this prospectus to conform our statements to actual results or changed expectations.

PART I

Item 1. Business.

Business Overview

Cactus Ventures, Inc. (the “Company” or “Cactus”) is a biopharmaceutical company focused on the $50 billion market for cancer drugs. Our most advanced products are Actimab™-A, an antibody-drug construct containing actinium 225 (Ac-225), currently in human clinical trials for acute myeloid leukemia (AML) and Iomab™-B, an antibody-drug construct containing iodine 131 (I-131), used in myeloconditioning for hematopoietic stem cells transplantation (HSCT) in various indications. The Company is currently designing a trial which the Company intends to submit for registration approval in HSCT in the settings of refractory and relapsed acute myeloid leukemia in older patients. The Company is developing its cancer drugs using its expertise in radioimmunotherapy. In addition, the Ac-225 based drugs development relies on the patented Alpha Particle Immunotherapy Technology (APIT) platform technology co-developed with Memorial Sloan- Kettering Cancer Center, a related institution. The APIT technology couples monoclonal antibodies (mAb) with extremely potent but comparatively safe alpha particle emitting radioactive isotopes, in particular actinium 225 and bismuth 213. The final drug construct is designed to specifically target and kill cancer cells while minimizing side effects. The Company intends to develop a number of products for different types of cancer and derive revenue from partnering relationships with large pharmaceutical companies and/or direct sales of its products in specialty markets in the U.S.

Our Corporate History and Background

We were formed as a Nevada corporation on October 6, 1997, originally under the name Zurich U.S.A., Inc. On July 10, 2006, we changed our name to Cactus Ventures, Inc. and began pursuing our business of marketing sunglasses. The Company encountered numerous problems with various vendors and ceased its operations. The Company shifted its efforts to seeking a business combination opportunity with a business entity, and negotiated a merger of a target company into the Company.  Upon ceasing its operations, the Company was considered a “blank check” or “Shell” company as such term is defined under the Securities Act.

Upon completing the Share Exchange (as defined below), the Company ceased being considered a “blank check” or “Shell” company and is now a clinical-stage biopharmaceutical company developing certain cancer treatments.

Acquisition of Actinium

On December 28, 2012, the Company entered into a transaction (the “Share Exchange”), pursuant to which the Company will acquire 100% of the issued and outstanding equity securities of Actinium Pharmaceuticals, Inc. (“Actinium”), in exchange for the issuance of approximately 99% of the issued and outstanding common stock, par value $0.01 per share, of the Company. The Share Exchange was closed on December 28, 2012.  As a result of the Share Exchange, the former shareholders of Actinium became the controlling shareholders of the Company. At the closing, each Actinium shareholder received 0.333 shares (the “Exchange Ratio”) of Cactus common stock for each Actinium share exchanged. At the closing, all of the Actinium shareholders’ options and warrants to purchase Actinium common stock were exchanged at the Exchange Ratio for new options or warrants, as applicable, to purchase Cactus common stock.

Cactus has a class of securities registered under the Exchange Act of 1934, as amended (the “Exchange Act”) but its Common Stock is not registered under the Securities Act of 1933, as amended (the “Securities Act”).  As part of the Share Exchange, Actinium paid $250,000 to the shareholders of Cactus before the consummation of the Share Exchange.

The Share Exchange was treated as a recapitalization effected through a share exchange, with Actinium as the accounting acquirer and Cactus the accounting acquiree.  Unless the context suggests otherwise, when we refer in this Report to business and financial information for periods prior to the consummation of the Share Exchange, we are referring to the business and financial information of Actinium.

Effective following the expiration of the ten day period following the mailing of the information statement required by Rule 14f-1 under the Exchange Act, Diane S. Button resigned from her position as member of the Board of Directors of the Company.   Effective upon the closing of the Share Exchange, Diane S. Button resigned as an officer of the Company.  Also effective upon the closing of the Share Exchange, Jack V. Talley was appointed to our Board of Directors.  Effective as of the expiration of the ten day period following the mailing of the information statement required by Rule 14f-1 under the Exchange Act Dr. Rosemary Mazanet, David Nicholson, Sandesh Seth and Sergio Traversa were appointed to our Board of Directors.  In addition, our Board of Directors appointed Jack V. Talley to serve as our President and Chief Executive Officer, Dragan Cicic to serve as our Chief Operating Officer and Chief Medical Officer, and Enza Guagenti to serve as our Chief Financial Officer, effective immediately upon the closing of the Share Exchange.  On February 28, 2013, Mr. Talley resigned as the President and Chief Executive Officer, and Director of the Company and Actinium.   On March 1, 2013, the Board of Directors of the Company unanimously approved the appointment of Sergio Traversa as the Company’s interim President and Chief Executive Officer. Dr. Traversa is also currently a member of the Board of the Company.  On March 9, 2013, Ms. Guagenti resigned as the Chief Financial Officer of the Company and Actinium.  On March 11, 2013, the Board of Directors of the Company unanimously approved the appointment of Sergio Traversa as the Company’s interim Chief Financial Officer. The Board is actively looking for a candidate to fill the Chief Executive Officer and Chief Financial Officer positions of the Company. On March 13, 2013, the Board approved the appointment of Brio Financial Group as the Company’s interim Controller, responsible for the Company’s treasury and accounting functions.

As a result of the Share Exchange, the Company assumed the business and operations of Actinium.  Cactus plans to change its name to more accurately reflect its new business operations.  As Cactus is a “reporting company” under the Exchange Act of 1934, it is required to file periodic filings with the Securities and Exchange Commission (the “SEC”), which include Actinium’s quarterly and annual financial information.

As of March 29, 2013, the Company has exchanged a total of 34,995,211, or approximately 57%, of the issued and outstanding equity securities of Actinium. The Company is continuing to exchange its shares of common stock for certificates of Actinium held by the remaining Actinium Shareholders.

Corporate History of Actinium

Actinium was incorporated in 2000 in the state of Delaware. Until the Share Exchange, Actinium was a clinical-stage, privately held biopharmaceutical company with:

●	Two clinical-stage products, Iomab-B and Actimab-A, in development for blood borne cancers;
●	Preclinical data in additional cancer indications;
●	A proprietary technology platform for novel radioimmunotherapy cancer treatments; and
●	A proprietary process for manufacturing of the alpha particle emitting radioactive isotope actinium 225 (Ac-225).

Iomab-B has completed a Phase I/II design trial as a preparatory regimen in conjunction with fludarabine and reduced intensity radiation conditioning in patients who are ineligible for standard myeloablative conditioning for hematopoietic stem cell transplantation (HSCT) and the Company expects it to enter a regulatory approval trial in 2013, subject to input from the FDA concerning the design and conduct of a pivotal trial. Actimab.-A is currently in a Phase I/II trial in newly diagnosed elderly acute myeloid leukemia (AML). In addition, using its patented Alpha Particle Immunotherapy Technology (APIT) platform and via its collaboration with the Memorial Sloan Kettering Cancer Center (MSKCC), the Company has preclinical data on potential drug candidates in several other cancer indications and expects to further develop these into clinical stage drug candidates.

Actinium has one wholly owned subsidiary, MedActinium, Inc., a Delaware corporation, which is party to certain isotope related licenses and contracts on which the Company relies.

Upon Actinium’s formation in 2000, it acquired Pharmactinium, Inc. and MedActinium, Inc., and through Pharmactinium, Inc. acquired certain rights to the APIT platform. Core technology patents were in-licensed from N.V. Organon which also provided seed funding. Pharmactinium, Inc. was party to a research and development agreement with MSKCC beginning in 1996. In 2002, this agreement and relationship was significantly expanded and now includes research and development, preclinical development, clinical trials and commercial technology licenses. In 2007, Pharmactinium, Inc. was merged with and into the Company. In 2007, the Company also acquired its sister company, Actinium Pharmaceuticals, Limited (Bermuda) (the “Bermuda Company”), by a merger of the Bermuda Company into the Company and thereby also acquired certain patent licenses relating to APIT previously licensed by the Bermuda Company to the Company.

In 2000, the Company also began what has become a long term relationship with General Atlantic Investments Limited (GAIL), an entity which has provided most of the Company’s investment capital since 2000, totaling $50.7 million. In 2010, the parent of GAIL contributed and transferred its ownership of GAIL (now renamed Actinium Holdings, Limited), whose only asset at that time was the shares of API, to an indirect subsidiary of Memorial Sloan-Kettering Cancer Center. In January 2012, the Company closed on $6,685,419 in net funding through the sale of the Company's stock and a Senior Convertible Note financing. On December 19, 2012, Actinium completed a private offering of units, consisting of common stock, Series A warrants and Series B warrants.  The price per unit was $1.65 for aggregate net proceeds of $4,469,776.

Our executive office is located at 501 Fifth Avenue, 3rd Floor, New York, NY 10017 and our telephone number is (212) 300-2131. Our website address is http://www.actiniumpharmaceuticals.com. Except as set forth below, the information on our website is not part of this Report.

Summary of Scientific and Business Achievements:

The Company’s scientific and business achievements to date include:

●
In-licensing a Phase II clinical stage monoclonal antibody, BC8, with safety and efficacy data in more than 250 patients in need of Hematopoietic Stem Cell Transplantation (HSCT), currently in 7 active Phase I and Phase II clinical trials;

●	Commencing a Company sponsored multi-center Phase I/II clinical trial for Actimab-A in elderly Acute Myeloid Leukemia;
●	Developing and organizing manufacturing of Actinium’s lead drug candidate Actimab-A which was accepted by the FDA for multi-center human use;
●
Supporting three physician sponsored clinical trials, including a Phase I and a Phase I/II trial with the alpha emitting radioactive isotope bismuth 213 (Bi-213) based AML drug and a Phase I clinical trial with the alpha emitting radioactive isotope actinium 225 (Ac-225) based AML drug;

●	In-licensing the AML targeting monoclonal antibody known as HuM195 or Lintuzumab;
●
Establishing clinical and preclinical development relationships with world-class institutions such as MSKCC, Fred Hutchinson Cancer Research Center (FHCRC) and University of Texas MD Anderson Cancer Center (the MD Anderson Cancer Center relationship includes clinical trials only), as well as leading clinical experts in the fields of AML and HSCT;

●	Securing rights to an intellectual property estate that covers key aspects of the Company’s proprietary technology platform;
●	Supporting a number of pipeline projects, including preclinical experiments in metastatic prostate cancer, metastatic colon cancer, antiangiogenesis and breast cancer models;
●	Maintaining contractual relationship with Oak Ridge National Laboratory (ORNL) of the Department of Energy (DOE) which gives API access to most of the current world supply of Ac-225; and
●	Successfully developing commercial production methods for actinium 225.

Business Strategy

API intends to potentially develop its most advanced clinical stage drug candidates through approval in the case of Iomab™-B and up to and including a Phase II proof of concept human clinical trial (a trial designed to provide data on the drug’s efficacy) in the case of Actimab™-A. If these efforts are successful, API may elect to commercialize Iomab™-B on its own or with a partner in the U.S. and/or outside of the U.S. to out-license the rights to develop and commercialize the product to a strategic partner. In the case of Actimab™-A, API will most likely seek to enter into strategic partnerships whereby the strategic partner(s) co-fund(s) further human clinical trials of the drug that are needed to obtain regulatory approvals for commercial sale within and outside of the U.S. In parallel, the Company intends to identify and begin initial human trials with additional actinium-225 drug candidates in other cancer indications. API intends to retain marketing rights for its products in the U.S. whenever possible and outlicense marketing rights to its partners for the rest of the world.

Market Opportunity

API is competing in the marketplace for cancer treatments estimated at over $54 billion in 2011 sales per IMS Health and projected to exceed $76 billion per year by 2015, according to the Global Academy for Medical Education. While surgery, radiation and chemotherapy remain staple treatments for cancer, their use is limited by the fact that they often cause substantial damage to normal cells. On the other hand, targeted monoclonal antibody therapies exert most or all of their effect directly on cancer cells, but often lack sufficient killing power to eradicate all cancer cells with just the antibody. A new approach for treating cancer is to combine the precision of antibody-based targeting agents with the killing power of radiation or chemotherapy by attaching powerful killing agents to precise molecular carriers called monoclonal antibodies (mAb). The Company uses monoclonal antibodies labeled with radioisotopes to deliver potent doses of radiation directly to cancer cells while sparing healthy tissues. The radioisotopes we use are the alpha emitter Ac-225 and the beta emitter I-131. I-131 is among the best known and well characterized radioisotopes. It is used very successfully in treatment of papillary and follicular thyroid cancer as well as other thyroid conditions. It is also attached to a monoclonal antibody in treatment of Non-Hodgkin’s Lymphoma (NHL). It is also used experimentally with different carriers in other cancers. Ac-225 has many unique properties and the Company is a leader in developing this alpha emitter for clinical applications using its proprietary APIT technology.

The Company’s most advanced products are Actimab™-A, Ac-225 labeled mAb for treatment of newly diagnosed AML, a cancer of the blood, in patients ineligible for currently approved therapies, and Iomab™-B, I-131 labeled mAb for preparation of relapsed and refractory AML patients for hematopoietic stem cell transplantation (HSCT). Iomab™-B offers a potentially curative treatment for these patients most of whom do not survive beyond a year after being diagnosed with this condition. Iomab™-B has also demonstrated efficacy in HSCT preparation for other blood cancer indications, including Myelodysplastic Syndrome (MDS), acute lymphoblastic leukemia (ALL), Hodgkin’s Lymphoma, and Non-Hodgkin’s Lymphoma (NHL). These are all follow-on indications for which Iomab™-B can be developed and it is the Companies intention to explore these opportunities. In 2013, the Company intends to begin preclinical development of the mAb used in Iomab™-B by replacing I-131 with Ac-225. Such a follow-on product could have several advantages as a second generation product, including ease of transportation, minimal safety requirements for the centers using it, doses lower by orders of magnitude and significantly lower costs of manufacturing.

There are currently no FDA approved treatments for either Actimab™-A or Iomab™-B targeted patients.

Other potential product opportunities in which a significant amount of preclinical work is being undertaken include metastatic colorectal cancer, metastatic prostate cancer and antiangiogenesis which reduces the blood supply to solid tumors.

The Company believes that its biggest market opportunity lies in the applicability of the Company’s APIT platform technology to a wide variety of cancers. A broad range of solid and blood borne cancers can be potentially targeted by monoclonal (mAbs) to enable treatment with its APIT technology. The APIT technology could potentially be applied to mAbs that are already FDA approved to create more efficacious and/or safer drugs (“biobetters”).

Clinical Trials

The Company has completed a Phase I and Phase I/II physician trial in AML at MSKCC using Bismab®-A, The Company’s first generation AML drug that consists of bismuth-213 attached to the antibody Lintuzumab™. The Phase II arm of the Bismab®-A drug study has shown signs of the drug’s efficacy and safety, including reduction in peripheral blast counts and complete responses in some patients. Bi-213 is a daughter, i.e., product of the degradation of Ac-225, with cancer cell killing properties similar to Ac-225 but is less potent.

The Company has commenced its first company sponsored Phase I/II multi-center trial with fractionated (two) doses of Actimab™-A, Actinium’s lead product for treatment of elderly AML that consists of an AML specific monoclonal antibody (HuM195, also known as Lintuzumab™) and the actinium 225 radioactive isotope attached to it. The Company intends to conduct these trials at world-class cancer institutions such as MSKCC, Johns Hopkins Medicine, University of Pennsylvania Health System, Fred Hutchinson Cancer Center and MD Anderson Cancer Center.

The Company also continues to sponsor a Phase I AML trial at MSKCC with a single-dose administration of Actimab™-A. Initial data shows elimination of leukemia cells from blood in 67% of all evaluable patients who received a full dose and in 83% of those treated at dose levels above 0.5 microcuries (uCi/kg), and eradication of leukemia cells in both blood and bone marrow in 20% of all evaluable patients and 25% of those treated at dose levels above 0.5 uCi/kg. Dose levels in that trial have been reduced as we continue our work on establishing a maximum tolerated dose.

This Phase I trial builds on the experience with Company’s first generation drug Bismab®-A that contains the same antibody used in Actimab™-A but labeled with bismuth 213, a less potent alpha emitting daughter of actinium 225 used in Actimab™-A. Bismab®-A trials and the Phase I Actimab™-A trial were focused on relapsed, refractory and other difficult to treat acute myeloid leukemia patients. The new multicenter Phase I/II trial is focused on newly diagnosed AML patients who have historically had better outcomes. In addition, the new trial includes low doses of chemotherapy with the goal of further improving patient outcomes.

Operations

The Company’s current operations are primarily focused on furthering the development of its lead clinical drug candidates Actimab™-A and Iomab™-B. In the case of Actimab™-A, key ongoing activities include progressing a multi-center Phase I/II trial, support for an ongoing Phase I clinical trial at Memorial Sloan Kettering Cancer Center in New York, managing isotope and other materials supply chain, and managing the manufacturing of the finished drug candidate product. The Company has secured access to much of the currently available world reserves of Ac-225 and Bi-213 through a renewable contractual arrangement with the U.S. Department of Energy (DOE). The Company projects that these quantities are sufficient to support early stages of commercialization of alpha isotopes based products. The Company has also developed its own proprietary process for industrial scale Ac-225 production in a cyclotron in quantities adequate to support full product commercialization.

Operations related to Iomab™-B include planning for a registration trial which will include development of commercial scale manufacturing to be suitable for an approval trial and preparation of appropriate regulatory submissions.

Intellectual Property Portfolio

The Company’s technology and products are protected by an extensive intellectual property estate in excess of 60 patents and patent applications, both in the U.S. and other countries. The cornerstones of the portfolio are patents and patent applications covering use of Ac-225 and Bi-213 for medical purposes and production of the Ac-225 isotope. Additional patents and applications relate to the Company’s proprietary manufacturing and treatment processes. Additionally, the Company believes that several of its programs are likely eligible for “Orphan Drug Protection” including its products intended for AML as well as bone marrow transplants. Orphan Drug Protection in the United States refers to the protection provided by the 1983 Orphan Drug Act which provides seven years of market exclusivity to drugs developed to address diseases that affect fewer than 200,000 patients in the United States.  Similar protection exists in Europe and provides for ten years of marketing exclusivity.

Key Strengths

The Company believes that the key elements for its market success include:

●
Clinical results to date imply lower development risk for its lead drug candidates: The Company’s lead drug candidates have been tested in over 300 patients and demonstrated favorable safety and efficacy profiles. Iomab™-B has been administered to more than 250 patients in a number of Phase I and Phase II trials and has shown a clear survival benefit in the indication for which it is being developed.  Bismab®-A and Actimab™-A, drugs based on the APIT platform have so far been tested in over 60 patients in 3 clinical trials. In each trial they exhibited few side effects and have shown indications of efficacy. The current proof-of-concept Actimab™-A Phase I/II clinical trial is directed at a patient population that is generally easier to treat (newly diagnosed vs. relapsed/refractory in previous trials), and employs a more potent treatment regimen (low dose chemotherapy plus two doses of ActimabTM-A plus low dose chemotherapy vs. a single dose of ActimabTM-A in the physician sponsored trial).

●
Additional product opportunities from the APIT platform: The Company’s Alpha Particle Immunotherapy technology has the potential for broad applicability for the treatment of many cancer types, which allows the Company to add new product candidates to its pipeline based on well-defined patent protected methods. The next product from the platform is expected to be a second generation BC8 product linked to Ac-225, Actimab™-B which could potentially significantly expand the market that is targeted by Iomab™-B.

●
Collaboration with Memorial Sloan-Kettering Cancer Center (MSKCC): The Company’s collaboration with MSKCC includes licensing, research and clinical trial arrangements involving MSKCC labs and clinicians and included financial support with respect to certain pre-2012 R&D-related expenses.

●
Scientific backing of leading experts: The Company’s clinical advisory board and collaborators include some of the best recognized clinicians and scientists working at some of the highest regarded medical institutions in the U.S. and the world, including MSKCC, Johns Hopkins University, University of Pennsylvania, Fred Hutchinson Cancer Center and MD Anderson Cancer Center. This is expected to be beneficial to the Company both in clinical development and market acceptance assuming its drug candidates are approved.

●
Isotope supply secured for clinical trials: The Company has a contractual relationship with ORNL (Oak Ridge National Laboratory of the Department of Energy (DOE)) that provides the Company access to the largest known supply reserves of actinium 225. Iodine 131 is readily available from a number of qualified pharmaceutical supply vendors.

●
Proprietary alpha emitting isotope manufacturing technology fully developed: The Company has developed its own proprietary technology for commercial scale manufacturing of actinium 225. This is expected to ensure commercial supply of Ac-225 for Actimab™-A, Actimab™-B and other actinium-linked products should they be approved.

●	cGMP Actimab™-A manufacturing developed: The Company has developed at a contractor’s site full cGMP (current good manufacturing practices) manufacturing processes for its drug candidate Actimab™-A.

●
Substantial IP portfolio: The Company has an intellectual property portfolio in excess of 60 patents and patent applications, both in the U.S. and other countries, which cover clinical applications of the APIT technology and methods of manufacturing actinium 225 thus giving the Company control over both the applications of its technology and a supply chain of its key ingredients, actinium 225 and bismuth 213 alpha emitting isotopes.

Competition Overview

To the Company’s knowledge, there are no other commercial entities that have significant programs in place for developing Ac-225- or Bi-213-based drugs. In the wider field of medical oncology, the Company faces competition from: developers of other alpha emitter based drug candidates, other radioimmunotherapy based technologies, technologies for labeling antibodies with toxic drugs (antibody-drug conjugates), and for each disease indication from all drugs available and/or in development.

For Company’s lead indication, acute myeloid leukemia, there are a number of companies developing drugs for AML induction in the elderly. These drugs are most often small molecules. Until recently, our leukemia targeting monoclonal antibody HuM195 was under development as a native i.e. unconjugated mAb by Seattle Genetics, Inc., but its development has been discontinued due to lack of efficacy of the native mAb in that company’s pivotal trial in AML. To our knowledge, there are no clinical trials that have shown significant efficacy in this indication.

In the field of hematopoietic stem cell transplantation, pharmaceuticals currently used for bone marrow ablation/conditioning are generic drugs and to our knowledge there are no significant industry efforts to enter this area, especially not in older patients.

Government Regulation

Governmental authorities in the United States and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing of radioimmunotherapy pharmaceutical products such as those being developed by the Company. In the United States, the U.S. Food and Drug Administration (FDA) regulates such products under the Federal Food, Drug and Cosmetic Act (FDCA) and implements regulations. Failure to comply with applicable FDA requirements, both before and after approval, may subject us to administrative and judicial sanctions, such as a delay in approving or refusal by the FDA to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution.

U.S. Food and Drug Administration Regulation

Our research, development and clinical programs, as well as our manufacturing and marketing operations, are subject to extensive regulation in the United States and other countries. Most notably, all of our products sold in the United States are subject to the FDA as implemented and enforced by the FDA. Certain of our product candidates in the United States require FDA pre-marketing approval of a Biologics License Application (BLA) pursuant to 21 C.F.R. § 314. Foreign countries may require similar or more onerous approvals to manufacture or market these products.

Failure by us or by our suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA, the Nuclear Regulatory Commission or other regulatory authorities, which may result in sanctions, including but not limited to, untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties; customer notifications or repair, replacement, refunds, recall, detention or seizure of our products; operating restrictions or partial suspension or total shutdown of production; refusing or delaying our requests for BLA premarket approval of new products or modified products; withdrawing BLA approvals that have already been granted; and refusal to grant export.

Employees

As of March 25, 2013, we have 3 full-time employees and 1 part-time employee. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good. We also engage consultants on an as-needed basis to supplement existing staff.

ITEM 1A. RISK FACTORS.

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, together with all of the other information included in this Report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or results of operations could suffer. In that case, the trading price of our shares of common stock could decline and you may lose all or part of your investment. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Report.

Risks Related to Our Business

We have generated no revenue from commercial sales to date and our future profitability is uncertain.

We have a limited operating history and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with this development and expansion. Since we began our business, we have focused on research, development and clinical trials of product candidates, and have incurred losses since inception. As of December 31, 2012, we had a deficit accumulated during development stage of approximately $55,743,463. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the U.S. or elsewhere. Furthermore, there can be no assurance that if such products are approved they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment.

We do not currently have sufficient capital for the development and commercialization of our lead product and we will need to continue to seek capital from time to time to continue development of our lead drug candidates and to acquire and develop other product candidates. Our first product is not expected to be commercialized until at least 2016 and we do not expect that the partnering revenues it will generate will be sufficient to fund our ongoing operations.

Our business or operations may change in a manner that would consume available funds more rapidly than anticipated and substantial additional funding may be required to maintain operations, fund expansion, develop new or enhanced products, acquire complementary products, business or technologies or otherwise respond to competitive pressures and opportunities, such as a change in the regulatory environment or a change in preferred cancer treatment modalities. However, we may not be able to secure funding when we need it or on favorable terms.

If we cannot raise adequate funds to satisfy our capital requirements, we will have to delay, scale-back or eliminate our research and development activities, clinical studies or future operations.  We may also be required to obtain funds through arrangements with collaborators, which arrangements may require us to relinquish rights to certain technologies or products that we otherwise would not consider relinquishing, including rights to future product candidates or certain major geographic markets.  We may further have to license our technology to others.  This could result in sharing revenues which we might otherwise have retained for ourselves.  Any of these actions may harm our business, financial condition and results of operations.

The amount of capital we may need depends on many factors, including the progress, timing and scope of our product development programs; the progress, timing and scope of our preclinical studies and clinical trials; the time and cost necessary to obtain regulatory approvals; the time and cost necessary to further develop manufacturing processes and arrange for contract manufacturing; our ability to enter into and maintain collaborative, licensing and other commercial relationships; and our partners’ commitment of time and resources to the development and commercialization of our products.

We have limited access to the capital markets and even if we can raise additional funding, we may be required to do so on terms that are dilutive to you.

We have limited access to the capital markets to raise capital.  The capital markets have been unpredictable in the recent past for radio-immunotherapy and other oncology companies and unprofitable companies such as ours.  In addition, it is generally difficult for development stage companies to raise capital under current market conditions.  The amount of capital that a company such as ours is able to raise often depends on variables that are beyond our control.  As a result, we may not be able to secure financing on terms attractive to us, or at all.  If we are able to consummate a financing arrangement, the amount raised may not be sufficient to meet our future needs.  If adequate funds are not available on acceptable terms, or at all, our business, including our technology licenses, results of operations, financial condition and our continued viability will be materially adversely affected.

If we fail to obtain or maintain necessary U.S. Food and Drug Administration clearances for our radio-immunotherapy products, or if such clearances are delayed, we will be unable to commercially distribute and market our products.

Our products are subject to rigorous regulation by the U.S Food and Drug Administration (FDA) and numerous other federal, state and foreign governmental authorities.  The process of seeking regulatory clearance or approval to market a radio-immunotherapy product is expensive and time-consuming and, notwithstanding the effort and expense incurred, clearance or approval is never guaranteed.  If we are not successful in obtaining timely clearance or approval of API products from the FDA, we may never be able to generate significant revenue and may be forced to cease operations.  In particular, the FDA permits commercial distribution of a new radio-immunotherapy product only after the product has received approval of a Biologics License Application (“BLA”) filed with the U.S. Food and Drug Administration pursuant to 21 C.F.R. § 314, seeking permission to market the product in interstate commerce in the United States.  The BLA process is costly, lengthy and uncertain.  Any BLA application filed by the Company will have to be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the product for its intended use.

Obtaining clearances or approvals from the FDA and from the regulatory agencies in other countries could result in unexpected and significant costs for us and consume management’s time and other resources.  The FDA and other agencies could ask us to supplement our submissions, collect non-clinical data, conduct additional clinical trials or engage in other time-consuming actions, or it could simply deny our applications.  In addition, even if we obtain a BLA approval or pre-market approvals in other countries, the approval could be revoked or other restrictions imposed if post-market data demonstrates safety issues or lack of effectiveness.  We cannot predict with certainty how, or when, the FDA will act.  If we are unable to obtain the necessary regulatory approvals, our financial condition and cash flow may be materially adversely affected, and our ability to grow domestically and internationally may be limited.  Additionally, even if cleared or approved, the Company’s products may not be approved for the specific indications that are most necessary or desirable for successful commercialization or profitability.

Our radio-immunotherapy product candidates are in the early stages of development; and we have not demonstrated that any of our products actually cure cancer.

Only two product candidates of the Company are currently in clinical development by the Company.  There is an ongoing Phase I AML trial at MSKCC under physician IND with a single dose of Actimab™-A.  The Company has also commenced a Phase I/II multi-center AML trial with fractionated doses of Actimab™-A.  Additionally, there are a number of physician IND trials that have been conducted or are currently ongoing at FHCRC with single doses of Iomab™-B.  Neither the Company nor any relevant collaborative partner(s) has yet undertaken any clinical assessment or investigation of Company radio-immunotherapy product candidates for other indications, including colon cancer or prostate cancer.  Significant further investment may be required to acquire antibody rights and to undertake necessary research and continued development.  Further laboratory and specific clinical testing will be required prior to regulatory approval of any product candidates.  Adverse or inconclusive results from pre-clinical testing or clinical trials of product candidates may substantially delay, or halt entirely, any further development of one or more of our products.  The projected timetables for continued development of the technologies and related product candidates by us may otherwise be subject to delay or suspension.

Modifications to our product candidates may require new NDA approvals.

Once a particular Company product candidate receives FDA approval or clearance, expanded uses or uses in new indications of our products may require additional human clinical trials and new regulatory approvals or clearances, including additional IND and NDA submissions and premarket approvals before we can begin clinical development, and/or prior to marketing and sales.  If the FDA requires new clearances or approvals for a particular use or indication, we may be required to conduct additional clinical studies, which would require additional expenditures and harm our operating results.  If the products are already being used for these new indications, we may also be subject to significant enforcement actions.

Conducting clinical trials and obtaining clearances and approvals can be a time-consuming process, and delays in obtaining required future clearances or approvals could adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

There is no guarantee that the FDA will grant NDA approval of our future product candidates and failure to obtain necessary clearances or approvals for our future product candidates would adversely affect our ability to grow our business.

We have recently commenced a multi-center Phase I/II clinical trial for our lead drug candidate, Actimab™-A, in AML and in the future expect to submit a NDA to the FDA for approval of this product.  This drug candidate is also the subject of an ongoing human safety trial being conducted under a physician IND at Memorial Sloan Kettering Cancer Center in New York City.  We are in the early stages of evaluating other drug candidates consisting of conjugates of Ac-225 with human or humanized antibodies for pre-clinical and clinical development in other types of cancer and the Company has recently acquired rights to Iomab™, a Phase II clinical stage monoclonal antibody with safety and efficacy data in more than 250 patients in need of HSCT.  Product candidates utilizing this antibody would also require FDA approval of a NDA.  The FDA may not approve or clear these products for the indications that are necessary or desirable for successful commercialization.  Indeed, the FDA may refuse our requests for NDA market approval of new products, new intended uses or indications to existing or future product candidates.  Failure to receive approval for our new products would have an adverse effect on our ability to expand our business.

Clinical trials necessary to support NDA approval of our future product candidates will be time consuming and expensive.  Delays or failures in our clinical trials will prevent us from commercializing our product candidates and will adversely affect our business, operating results and prospects and could cause us to cease operations.

Initiating and completing clinical trials necessary to support NDA approval of Actimab™-A and other product candidates, will be time-consuming and expensive and the outcome uncertain.  Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product candidate we advance into clinical trials may not have favorable results in later clinical trials.  We have worked with the FDA to develop a clinical trial designed to support initial safety and efficacy of Actimab™-A and on October 6, 2008, and January 5, 2009, we submitted IND amendments to the FDA for the conduct of a multi-center Phase I/II clinical trial for treatment of AML.  The trial is now underway with the purpose of examining the use of Actimab-A in AML patients who are not eligible for approved forms of treatment with curative intent.  The trial is not designed to support final NDA approval of the product candidate and one or more additional trials will have to be conducted in the future before we file a NDA.  In addition, there can be no assurance that the data generated during the trial will meet our chosen safety and effectiveness endpoints or otherwise produce results that will eventually support the filing or approval of a BLA.

The issued patents, which are licensed by the Company for the HuM-195 antibody, our acute myeloid leukemia targeting antibody, will begin to expire before we have commercialized Actimab™-A.

The humanized antibody which we use in the conjugated Actimab™-A product candidate is covered by the claims of issued patents that we license from Facet Biotech Corporation, a wholly-owned subsidiary of Abbott Laboratories (“Facet”).  Some of those patents will begin to expire in 2013.  After these patents expire, others may be eventually able to use an antibody with the same sequence in alpha particle drug products based on alpha particle emitters other than actinium 225 and bismuth 213.  Any process that would enable such a competition as described above is likely to require several years of development before achieving our product candidate’s current status and may be subject to significant regulatory hurdles, but is nevertheless a possibility that can affect the Company’s business in the future.

Additionally, because we expect that certain of these patents will expire prior to commercialization of Actimab™-A, the Company expects that in order to attract a commercialization partner for that product candidate, it will may need to reach an agreement with Facet to reduce the milestone payments and royalties currently required to be paid under our license agreement for HuM-195.  There can be no assurance that the parties will be able to agree on an amendment to the terms of the license.  Failure to reach such an agreement could materially adversely affect the Company’s ability to find a commercialization partner for Actimab™-A which may materially harm our business.

The BC8 antibody utilized in Iomab™-B is not patent protected.

The antibody we use in the conjugated Iomab™ product candidate is not covered by the claims of any issued or pending patents.  Accordingly, others may be eventually able to use an antibody with the same sequence in alpha particle drug products based on alpha particle emitters.  Any process that would enable such a competition as described above is likely to require several years of development before achieving our product candidate’s current status and may be subject to significant regulatory hurdles, but is nevertheless a possibility that could negatively impact the Company’s business in the future.

We may be unable to obtain a sufficient supply of Ac-225 medical grade isotope in order to continue clinical trials and to allow for the manufacture of commercial quantities of Actimab-A

There are limited quantities of Ac-225 available today.  The existing supplier of Ac-225 to the Company is Oak Ridge National Laboratory (ORNL).  It manufactures Ac-225 by eluting it from its supply of Thorium-229.  Although this has proven to be a very reliable source of production for a number of years, it is limited by the quantity of Thorium-229 at ORNL.  We believe that the current approximate maximum of Ac-225 production from this source is sufficient for approximately 1,000 - 2,000 patient treatments per year.  Since our needs are significantly below that amount at this time, and will continue to be below that for as long as we do not have a commercial product with a potential of selling more than 2,000 patient doses per year, we believe that this supply will be sufficient for completion of clinical trials and early commercialization.  To secure supplies beyond this amount, the Company has developed what it believes to be a scalable cost-effective process for manufacturing Ac-225 in a cyclotron at an estimated cost in excess of $5 million.  This work has been conducted at Technical University Munich (TUM) in Germany.  The Company is now in possession of detailed descriptions of all the developed manufacturing procedures and has rights to all relevant patent applications and other intellectual property.  However, we do not currently have access to a commercial cyclotron capable of producing medical grade Ac-225.  Although beam time on such cyclotrons is commercially available, the Company does not currently have a relationship with any entity that owns or controls a suitable cyclotron.  It has identified possible sources and estimates that it could secure the necessary beam time when needed at a cost of approximately $2 million per year.  The Company’s contract for supply of this isotope from ORNL extends through the end of 2012, is renewable for future years, and has already been renewed for several consecutive years.  However, there can be no assurance that ORNL will decide to renew the contract or that the U.S.  Department of Energy will not change its policies that allow for the sale of isotope to the Company.  Failure to acquire sufficient quantities of medical grade Ac-225 would make it impossible to effectively complete clinical trials and to commercialize Actimab™-A and would materially harm our business.

Conducting successful clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit.

Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population; the nature of the trial protocol; the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects; the availability of appropriate clinical trial investigators; support staff; and proximity of patients to clinical sites and ability to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance.  For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our product candidates or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts.  Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive product candidates.  In addition, patients participating in refractory AML clinical trials are seriously and often terminally ill and therefore may not complete the clinical trial due to reasons including comorbid conditions or occurrence of adverse medical events related or unrelated to the investigational products, or death.

Development of sufficient and appropriate clinical protocols to demonstrate safety and efficacy are required and we may not adequately develop such protocols to support clearance and approval.

The FDA may require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials.  They may also require additional data on certain categories of patients, should it emerge during the conduct of our clinical trials that certain categories of patients are likely to be affected in different and/or additional manner than most of the patients.  In addition to FDA requirements, our clinical trial requires the approval of the institutional review board, or IRB, at each site selected for participation in our current Actimab™-A clinical trial.  We have submitted our clinical trial to the IRBs at participating sites for approval and we have thus far obtained approval from two IRBs, and are engaged in discussions with investigators at other sites to in order to complete the approval process with their respective hospital centers.  The Company’s clinical trial protocols have not been rejected by any IRB.

Additional delays to the completion of clinical studies may result from modifications being made to the protocol during the clinical trial, if such modifications are warranted and/or required by the occurrences in the given trial.

Each such modification has to be submitted to the FDA.  This could result in the delay or halt of a clinical trial while the modification is evaluated.  In addition, depending on the quantity and nature of the changes made, FDA could take the position that some or all of the data generated by the clinical trial is not usable because the same protocol was not used throughout the trial.  This might require the enrollment of additional subjects, which could result in the extension of the clinical trial and the FDA delaying clearance or approval of a product candidate.

There can be no assurance that the data generated using modified protocols will be acceptable to FDA.

There can be no assurance that the data generated using modified protocols will be acceptable to FDA or that if future modifications during the trial are necessary, that any such modifications will be acceptable to FDA.  If the FDA believes that its prior approval is required for a particular modification, it can delay or halt a clinical trial while it evaluates additional information regarding the change.

Serious injury or death resulting from a failure of one of our drug candidates during current or future clinical trials could also result in the FDA delaying our clinical trials or denying or delaying clearance or approval of a product.

The ongoing Phase I clinical trial for Actimab™-A conducted at MSKCC was designed to establish the maximum tolerated dose of the product.  As the Company expected, patients receiving highest dose of the drug administered in the trial so far had prolonged bone marrow suppression which could lead to fatal infections and other severe consequences.  Consequently, the dose levels of our drug in that trial were reduced as we continue our work on establishing maximum tolerated dose.

Even though an adverse event may not be the result of the failure of our drug candidate, FDA or an IRB could delay or halt a clinical trial for an indefinite period of time while an adverse event is reviewed, and likely would do so in the event of multiple such events.

Any delay or termination of our current or future clinical trials as a result of the risks summarized above, including delays in obtaining or maintaining required approvals from IRBs, delays in patient enrollment, the failure of patients to continue to participate in a clinical trial, and delays or termination of clinical trials as a result of protocol modifications or adverse events during the trials, may cause an increase in costs and delays in the filing of any submissions with the FDA, delay the approval and commercialization of our product candidates or result in the failure of the clinical trial, which could adversely affect our business, operating results and prospects.  Lengthy delays in the completion of our Actimab™-A clinical trials would adversely affect our business and prospects and could cause us to cease operations.

If the third parties on which we rely to conduct our clinical trials and to assist us with pre-clinical development do not perform as contractually required or expected, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We do not have the ability to independently conduct our pre-clinical and clinical trials for our product candidates and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct such trials.  If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our product candidates on a timely basis, if at all, and our business, operating results and prospects may be adversely affected.  Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their control.

The future results of our current or future clinical trials may not support our product candidate claims or may result in the discovery of unexpected adverse side effects.

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims or that the FDA or foreign authorities will agree with our conclusions regarding them.  Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies.  The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses.  If FDA concludes that the clinical trials for Actimab™-A, or any other product candidate for which we might seek clearance, have failed to demonstrate safety and effectiveness, we would not receive FDA clearance to market that product candidate in the United States for the indications sought.  In addition, such an outcome could cause us to abandon the product candidate and might delay development of others.  Any delay or termination of our clinical trials will delay the filing of any submissions with the FDA and, ultimately, our ability to commercialize our product candidates and generate revenues.  It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of a product candidate’s profile.  In addition, our clinical trials for Actimab™-A involve a relatively small patient population.  Because of the small sample size, their results may not be indicative of future results.

Actimab™-A and future product candidates may never achieve market acceptance.

Actimab™-A and future product candidates that we may develop may never gain market acceptance among physicians, patients and the medical community.  The degree of market acceptance of any of product will depend on a number of factors, including the actual and perceived effectiveness and reliability of the product; the results of any long−term clinical trials relating to use of the product; the availability, relative cost and perceived advantages and disadvantages of alternative technologies; the degree to which treatments using the product are approved for reimbursement by public and private insurers; the strength of our marketing and distribution infrastructure; and the level of education and awareness among physicians and hospitals concerning the product.

Failure of Actimab™-A or any of our other product candidates to significantly penetrate current or new markets would negatively impact our business, financial condition and results of operations.

To be commercially successful, physicians must be persuaded that using our product candidates for treatment of AML and other cancers are effective alternatives to existing therapies and treatments.

We believe that oncologists and other physicians will not widely adopt a product candidate unless they determine, based on experience, clinical data, and published peer-reviewed journal articles, that the use of that product candidate provides an effective alternative to other means of treating specific cancers.  Patient studies or clinical experience may indicate that treatment with our product candidates does not provide patients with sufficient benefits in extension of life or quality of life.  We believe that recommendations and support for the use of each product candidate from influential physicians will be essential for widespread market acceptance.  Our product candidates are still in the development stage and it is premature to attempt to gain support from physicians at this time.  We can provide no assurance that such support will ever be obtained.  If our product candidates do not receive such support from these physicians and from long-term data, physicians may not use or continue to use, and hospitals may not purchase or continue to purchase, them.

Even if our product candidates are approved by regulatory authorities, if we or our suppliers fail to comply with ongoing FDA regulation or if we experience unanticipated problems with our products, these products could be subject to restrictions or withdrawal from the market.

Any product candidate for which we obtain FDA clearance or approval, and the manufacturing processes, reporting requirements, post-approval clinical data and promotional activities for such product candidate, will be subject to continued regulatory review, oversight and periodic inspections by the FDA.  In particular, we and our suppliers are required to comply with FDA’s Quality System Regulations, or QSR, and International Standards Organization, or ISO, regulations for the manufacture of products and other regulations which cover the methods and documentation of the design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of any product candidate for which we obtain clearance or approval.  Additionally, because our product candidates include radio-active isotopes, they will be subject to additional regulation and oversight from the United States Nuclear Regulatory Commission (NRC) and similar bodies in other jurisdictions.  Regulatory bodies, such as the FDA, enforce these regulations through periodic inspections.  The failure by us or one of our suppliers to comply with applicable statutes and regulations administered by the FDA and other regulatory bodies, or the failure to timely and adequately respond to any adverse inspectional observations or safety issues, could result in, among other things, enforcement actions by the FDA and/or other regulatory bodies.

If any of these actions were to occur, it would harm our reputation and cause our future product sales and profitability to suffer and may prevent us from generating revenue.  Furthermore, our key component suppliers may not currently be or may not continue to be in compliance with all applicable regulatory requirements which could result in our failure to produce our product candidates on a timely basis and in the required quantities, if at all.

Even if regulatory clearance or approval of a product candidate is granted, such clearance or approval may be subject to limitations on the intended uses for which a product may be marketed and reduce the potential to successfully commercialize that product and generate revenue from that product.  If the FDA determines that the product promotional materials, labeling, training or other marketing or educational activities constitute promotion of an unapproved use, it could request that we or our commercialization partners cease or modify our training or promotional materials or subject us to regulatory enforcement actions.  It is also possible that other federal, state or foreign enforcement authorities might take action if they consider such training or other promotional materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.

In addition, we may be required to conduct costly post-market testing and surveillance to monitor the safety or effectiveness of our products, and we must comply with adverse event and pharmacovigilance reporting requirements, including the reporting of adverse events which occur in connection with, and whether or not directly related to, our products.  Later discovery of previously unknown problems with our products, including unanticipated adverse events or adverse events of unanticipated severity or frequency, manufacturing problems, or failure to comply with regulatory requirements, may result in changes to labeling, restrictions on such products or manufacturing processes, withdrawal of the products from the market, voluntary or mandatory recalls, a requirement to recall, replace or refund the cost of any product we manufacture or distribute, fines, suspension of regulatory approvals, product seizures, injunctions or the imposition of civil or criminal penalties which would adversely affect our business, operating results and prospects.

Our revenue stream will depend upon third party reimbursement.

The commercial success of our product candidates in both domestic and international markets will be substantially dependent on whether third-party coverage and reimbursement is available for patients that use our products.  However, the availability of insurance coverage and reimbursement for newly approved cancer therapies is uncertain, and therefore, third-party coverage may be particularly difficult to obtain even if our products are approved by the FDA as safe and efficacious.  Patients using existing approved therapies are generally reimbursed all or part of the product cost by Medicare or other third-party payors. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs, and, as a result, they may not cover or provide adequate payment for these products.  Submission of applications for reimbursement approval generally does not occur prior to the filing of an NDA for that product and may not be granted until many months after NDA approval.  In order to obtain reimbursement arrangements for these products, we or our commercialization partners may have to agree to a net sales price lower than the net sales price we might charge in other sales channels.  The continuing efforts of government and third-party payors to contain or reduce the costs of healthcare may limit our revenue.  Initial dependence on the commercial success of our products may make our revenues particularly susceptible to any cost containment or reduction efforts.

Our Business as a “Going Concern”

In expressing an opinion on our financial statements, our auditor has expressed its opinion as to our business being a “going concern”. Such an opinion indicates that the business lacks sufficient liquidity to remain operating as a business entity for the next 12 months. Our ability to continue operations is dependent on the successful execution of our plans, which include the expectation of raising debt or equity based capital, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. We may need to issue additional equity and incur additional liabilities with related parties to sustain our existence although no commitments for funding have been made and no assurance can be made that such commitments will be available.

We are dependent on third parties for manufacturing and marketing of our proposed proprietary products.  If we are not able to secure favorable arrangements with such third parties, our business and financial condition would be harmed.

We will not manufacture any of our proposed proprietary products for commercial sale nor do we have the resources necessary to do so.  In addition, we currently do not have the capability to market drug products ourselves.  We intend to contract with specialized manufacturing companies to manufacture our proposed proprietary products and partner with larger pharmaceutical companies for their commercialization.  In connection with our efforts to commercialize our proposed proprietary products, we will seek to secure favorable arrangements with third parties to distribute, promote, market and sell them.  If we are not able to secure favorable commercial terms or arrangements with third parties for distribution, marketing, promotion and sales of our proposed proprietary products, we may have to retain promotional and marketing rights and seek to develop the commercial resources necessary to promote or co-promote or co-market certain or all of our proprietary product candidates to the appropriate channels of distribution in order to reach the specific medical market that we are targeting.  We may not be able to enter into any partnering arrangements on this or any other basis.  If we are not able to secure favorable partnering arrangements, or are unable to develop the appropriate resources necessary for the commercialization of our proposed proprietary products, our business and financial condition could be harmed.  In addition, we will have to hire additional employees or consultants, since our current employees have limited experience in these areas.  Sufficient employees with relevant skills may not be available to us.  Any increase in the number of our employees would increase our expense level, and could have an adverse effect on our financial position.

In addition, we, or our potential commercial partners, may not successfully introduce our proposed proprietary products or they may not achieve acceptance by patients, health care providers and insurance companies.  Further, it is possible that we may not be able to secure arrangements to manufacture, market, distribute, promote and sell our proposed proprietary products at favorable commercial terms that would permit us to make a profit.  To the extent that corporate partners conduct clinical trials, we may not be able to control the design and conduct of these clinical trials.

We may have conflicts with our partners that could delay or prevent the development or commercialization of our product candidates.

We may have conflicts with our partners, such as conflicts concerning the interpretation of preclinical or clinical data, the achievement of milestones, the interpretation of contractual obligations, payments for services, development obligations or the ownership of intellectual property developed during our collaboration.  If any conflicts arise with any of our partners, such partner may act in a manner that is adverse to our best interests.  Any such disagreement could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating revenues: unwillingness on the part of a partner to pay us milestone payments or royalties we believe are due under a collaboration; uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into additional collaborations; unwillingness by the partner to cooperate in the development or manufacture of the product, including providing us with product data or materials; unwillingness on the part of a partner to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities; initiating litigation or alternative dispute resolution options by either party to resolve the dispute; or attempts by either party to terminate the agreement.

Upon commercialization of our product candidates, we may be dependent on third parties to market, distribute and sell them.

Our ability to receive revenues may be dependent upon the sales and marketing efforts of any future co-marketing partners and third-party distributors.  At this time, we have not entered into an agreement with any commercialization partner and only plan to do so after the successful completion of Phase II clinical trials and prior to commercialization.  If we fail to reach an agreement with any commercialization partner, or if upon reaching such an agreement that partner fails to sell a large volume of our products, it may have a negative impact on our business, financial condition and results of operations.

Our product candidates will face significant competition in the markets for them, and if they are unable to compete successfully, our business will suffer.

Our product candidates face, and will continue to face, intense competition from large pharmaceutical companies, as well as academic and research institutions.  We compete in an industry that is characterized by (i) rapid technological change, (ii) evolving industry standards, (iii) emerging competition and (iv) new product introductions.  Our competitors have existing products and technologies that will compete with our product candidates and technologies and may develop and commercialize additional products and technologies that will compete with our product candidates and technologies.  Because several competing companies and institutions have greater financial resources than us, they may be able to (i) provide broader services and product lines, (ii) make greater investments in research and development, or R&D, and (iii) carry on broader R&D initiatives.  Our competitors also have greater development capabilities than we do and have substantially greater experience in undertaking preclinical and clinical testing of product candidates, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products.  They also have greater name recognition and better access to customers than us.  Our chief competitors include companies such as Bayer Schering Pharma AG, GlaxoSmithKline Plc, Spectrum Pharmaceuticals, Inc. and Algeta ASA.

Adverse events involving our products may lead the FDA to delay or deny clearance for our product candidates or result in product recalls that could harm our reputation, business and financial results.

Once a product candidate receives FDA clearance or approval, the agency has the authority to require the recall of commercialized products in the event of adverse side effects, material deficiencies or defects in design or manufacture.  The authority to require a recall must be based on an FDA finding that there is a reasonable probability that the device would cause serious injury or death.  Manufacturers may, under their own initiative, recall a product if any material deficiency in a product is found.  A government-mandated or voluntary recall by us or one of our distributors could occur as a result of adverse side effects, impurities or other product contamination, manufacturing errors, design or labeling defects or other deficiencies and issues.  Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our financial condition and results of operations.  The FDA requires that certain classifications of recalls be reported to FDA within 10 working days after the recall is initiated.  Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA.  We may initiate voluntary recalls involving our products in the future that we determine do not require notification of the FDA.  If the FDA disagrees with our determinations, they could require us to report those actions as recalls.  A future recall announcement could harm our reputation with customers and negatively affect our sales.  In addition, the FDA could take enforcement action for failing to report the recalls when they were conducted.

Our business depends upon securing and protecting critical intellectual property.

Our commercial success will depend in part on our obtaining and maintaining patent, trade secret, copyright and trademark protection of our technologies in the United States and other jurisdictions, as well as successfully enforcing this intellectual property and defending this intellectual property against third-party challenges.  We will only be able to protect our technologies from unauthorized use by third parties to the extent that valid and enforceable intellectual property protection, such as patents or trade secrets law, cover them.  In particular, we place considerable emphasis on obtaining patent and trade secret protection for significant new technologies, products and processes.  Furthermore, the degree of future protection of our proprietary rights is uncertain because legal means afford only limited protection and may not adequately protect our rights or permit us to gain or keep our competitive advantage.  Moreover, the degree of future protection of our proprietary rights is uncertain for product candidates that are currently in the early stages of development because we cannot predict which of these product candidates will ultimately reach the commercial market or whether the commercial versions of these product candidates will incorporate proprietary technologies.

Our patent position is highly uncertain and involves complex legal and factual questions.

Accordingly, we cannot predict the breadth of claims that may be allowed or enforced under our patents or in third-party patents.  For example, we or our licensors might not have been the first to make the inventions covered by each of our pending patent applications and issued patents; we or our licensors might not have been the first to file patent applications for these inventions; others may independently develop similar or alternative technologies or duplicate any of our technologies; it is possible that none of our pending patent applications or the pending patent applications of our licensors will result in issued patents; our issued patents and issued patents of our licensors may not provide a basis for commercially viable technologies, or may not provide us with any competitive advantages, or may be challenged and invalidated by third parties; and, we may not develop additional proprietary technologies that are patentable.

As a result, our owned and licensed patents may not be valid and we may not be able to obtain and enforce patents and to maintain trade secret protection for the full commercial extent of our technology.  The extent to which we are unable to do so could materially harm our business.

We or our licensors have applied for and will continue to apply for patents for certain products.  Such applications may not result in the issuance of any patents, and any patents now held or that may be issued may not provide us with adequate protection from competition.  Furthermore, it is possible that patents issued or licensed to us may be challenged successfully.  In that event, if we have a preferred competitive position because of such patents, such preferred position would be lost.  If we are unable to secure or to continue to maintain a preferred position, we could become subject to competition from the sale of generic products.  Failure to receive, inability to protect, or expiration of our patents for medical use, manufacture, conjugation and labeling of Ac-225, the antibodies that we license from third parties, or subsequent related filings, would adversely affect our business and operations.

Patents issued or licensed to us may be infringed by the products or processes of others.  The cost of enforcing our patent rights against infringers, if such enforcement is required, could be significant, and the Company does not currently have the financial resources to fund such litigation.  Further, such litigation can go on for years and the time demands could interfere with our normal operations.  There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical industry.  We may become a party to patent litigation and other proceedings.  The cost to us of any patent litigation, even if resolved in our favor, could be substantial.  Some of our competitors may be able to sustain the costs of such litigation more effectively than we can because of their substantially greater financial resources.  Litigation may also absorb significant management time.

Unpatented trade secrets, improvements, confidential know-how and continuing technological innovation are important to our scientific and commercial success.  Although we attempt to and will continue to attempt to protect our proprietary information through reliance on trade secret laws and the use of confidentiality agreements with our partners, collaborators, employees and consultants and other appropriate means, these measures may not effectively prevent disclosure of our proprietary information, and, in any event, others may develop independently, or obtain access to, the same or similar information.

Certain of our patent rights are licensed to us by third parties.  If we fail to comply with the terms of these license agreements, our rights to those patents may be terminated, and we will be unable to conduct our business.

If we are found to be infringing on patents or trade secrets owned by others, we may be forced to cease or alter our product development efforts, obtain a license to continue the development or sale of our products, and/or pay damages.

Our manufacturing processes and potential products may violate proprietary rights of patents that have been or may be granted to competitors, universities or others, or the trade secrets of those persons and entities.  As the pharmaceutical industry expands and more patents are issued, the risk increases that our processes and potential products may give rise to claims that they infringe the patents or trade secrets of others.  These other persons could bring legal actions against us claiming damages and seeking to enjoin clinical testing, manufacturing and marketing of the affected product or process.  If any of these actions are successful, in addition to any potential liability for damages, we could be required to obtain a license in order to continue to conduct clinical tests, manufacture or market the affected product or use the affected process.  Required licenses may not be available on acceptable terms, if at all, and the results of litigation are uncertain.  If we become involved in litigation or other proceedings, it could consume a substantial portion of our financial resources and the efforts of our personnel.

Our ability to protect and enforce our patents does not guaranty that we will secure the right to commercialize our patents.

A patent is a limited monopoly right conferred upon an inventor, and his successors in title, in return for the making and disclosing of a new and non-obvious invention.  This monopoly is of limited duration but, while in force, allows the patent holder to prevent others from making and/or using its invention.  While a patent gives the holder this right to exclude others, it is not a license to commercialize the invention where other permissions may be required for commercialization to occur.  For example, a drug cannot be marketed without the appropriate authorization from the FDA, regardless of the existence of a patent covering the product.  Further, the invention, even if patented itself, cannot be commercialized if it infringes the valid patent rights of another party.

We rely on confidentiality agreements to protect our trade secrets.  If these agreements are breached by our employees or other parties, our trade secrets may become known to our competitors.

We rely on trade secrets that we seek to protect through confidentiality agreements with our employees and other parties.  If these agreements are breached, our competitors may obtain and use our trade secrets to gain a competitive advantage over us.  We may not have any remedies against our competitors and any remedies that may be available to us may not be adequate to protect our business or compensate us for the damaging disclosure.  In addition, we may have to expend resources to protect our interests from possible infringement by others.

We may undertake international operations, which will subject us to risks inherent with operations outside of the United States.

Although we do not have any foreign operations at this time, we intend to seek market clearances in foreign markets that we believe will generate significant opportunities.  However, even with the cooperating of a commercialization partner, conducting drug development in foreign countries involves inherent risks, including, but not limited to difficulties in staffing, funding and managing foreign operations; unexpected changes in regulatory requirements; export restrictions; tariffs and other trade barriers; difficulties in protecting, acquiring, enforcing and litigating intellectual property rights; fluctuations in currency exchange rates; and potentially adverse tax consequences.

If we were to experience any of the difficulties listed above, or any other difficulties, any international development activities and our overall financial condition may suffer and cause us to reduce or discontinue our international development and registration efforts.

We may not be successful in hiring and retaining key employees.

Our future operations and successes depend in large part upon the continued service of key members of our senior management team whom we are highly dependent upon to manage our business, in particular, Dr. Dragan Cicic, our Chief Operating Officer and Chief Medical Officer.  If any member of our current senior management terminates his or her employment with us, such a departure may have a material adverse effect on our business.

Our future success also depends on our ability to identify, attract, hire or engage, retain and motivate other well-qualified managerial, technical, clinical and regulatory personnel.  There can be no assurance that such professionals will be available in the market, or that we will be able to retain existing professionals or meet or continue to meet their compensation requirements.  Furthermore, the cost base in relation to such compensation, which may include equity compensation, may increase significantly, which could have a material adverse effect on us.  Failure to establish and maintain an effective management team and work force could adversely affect our ability to operate, grow and manage our business.

We do not yet know what the consequences may be on our business of the Patient Protection and Affordable Care Act.

In March 2010, President Obama signed the Patient Protection and Affordable Care Act ("PPACA"), which makes changes that are expected to significantly impact the pharmaceutical industries. One of the principal aims of the PPACA as currently enacted is to expand health insurance coverage to approximately 32 million Americans who are currently uninsured. The consequences of this significant coverage expansion on the sales of our products, once they are developed, are unknown and speculative at this point.

The PPACA contains a number of provisions designed to generate the revenues necessary to fund the coverage expansions among other things. This includes new fees or taxes on certain health-related industries.

The PPACA provisions on comparative clinical effectiveness research extend the initiatives of the American Recovery and Reinvestment Act of 2009, also known as the stimulus package, which included $1.1 billion in funding to study the comparative effectiveness of health care treatments and strategies. This stimulus funding was designated for, among other things, conducting, supporting or synthesizing research that compares and evaluates the risks and benefits, clinical outcomes, effectiveness and appropriateness of products. The PPACA appropriates additional funding to comparative clinical effectiveness research. Although Congress has indicated that this funding is intended to improve the quality of health care, it remains unclear how the research will impact current Medicare coverage and reimbursement or how new information will influence other third-party payor policies.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. Most recently, on August 2, 2011, the President Obama signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which threatened to trigger the legislation’s automatic reduction to several government programs, including aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. Congress passed and President Obama signed, however, the American Taxpayer Relief Act of 2012 which delays these required cuts for one year. We expect that the PPACA, as well as other federal or state health care reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on certain development projects. The taxes imposed by the PPACA and the expansion in the government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursement by payors for our products, and/or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations.

Managing our growth as we expand operations may strain our resources.

We expect to need to grow rapidly in order to support additional, larger, and potentially international, pivotal clinical trials of our drug candidates, which will place a significant strain on our financial, managerial and operational resources.  In order to achieve and manage growth effectively, we must continue to improve and expand our operational and financial management capabilities.  Moreover, we will need to increase staffing and to train, motivate and manage our employees.  All of these activities will increase our expenses and may require us to raise additional capital sooner than expected.  Failure to manage growth effectively could materially harm our business, financial condition or results of operations.

We may expand our business through the acquisition of rights to new product candidates that could disrupt our business, harm our financial condition and may also dilute current stockholders’ ownership interests in our company.

Our business strategy includes expanding our products and capabilities, and we may seek acquisitions of drug candidates, antibodies or technologies to do so.  Acquisitions involve numerous risks, including substantial cash expenditures; potentially dilutive issuance of equity securities; incurrence of debt and contingent liabilities, some of which may be difficult or impossible to identify at the time of acquisition; difficulties in assimilating acquired technologies or the operations of the acquired companies; diverting our management’s attention away from other business concerns; risks of entering markets in which we have limited or no direct experience; and the potential loss of our key employees or key employees of the acquired companies.

We can make no assurances that any acquisition will result in short-term or long-term benefits to us.  We may incorrectly judge the value or worth of an acquired product, company or business.  In addition, our future success would depend in part on our ability to manage the rapid growth associated with some of these acquisitions.  We cannot assure that we will be able to make the combination of our business with that of acquired products, businesses or companies work or be successful.  Furthermore, the development or expansion of our business or any acquired products, business or companies may require a substantial capital investment by us.  We may not have these necessary funds or they might not be available to us on acceptable terms or at all.  We may also seek to raise funds by selling shares of our preferred or common stock, which could dilute each current stockholder’s ownership interest in the Company.

Risks Related to Ownership of Our Common Stock

Shares of our capital stock are not registered under the Securities Act of 1933 and there is a lack of liquidity for our securities.

Though our Common Stock is listed on the OTCBB and OTCQB, there is little to no market for our Common Stock. Investors may have to bear the economic risk of an investment in the Company for an indefinite period of time.  At this time, the offer and sale of our securities will not be registered under the Securities Act or any state securities laws.  Each purchaser of Common Stock will be required to represent that it is purchasing such stock for its own account for investment purposes and not with a view to resale or distribution.  No transfer of Common Stock issued may be made unless such transfer is registered under the Securities Act and applicable state securities laws, or an exemption therefrom is available, which will be noted on a restrictive legend placed on each Common Stock certificate.  In connection with any such transfer, we may require the transferor to provide us with an opinion of legal counsel stating that the transfer complies with such securities laws and to pay any costs we incur in connection with such transfer and our review thereof as a precondition to the effectiveness of the transfer.  There is no public trading market for our warrants and such trading market may never exist.

Resale of our securities is subject to significant restrictions.

Any of our securities that are sold are under exemptions from registration under applicable federal and state securities laws, as none of our securities have been registered under the Securities Act or any state securities laws.  Until our securities have been registered, they may not be transferred or resold except in a transaction exempt from or not subject to the registration requirements of the Securities Act and applicable state securities laws.  The SEC has broad discretion to determine whether any registration statement will be declared effective and may delay or deny the effectiveness of any registration statement filed by us for a variety of reasons.  In the event that the effectiveness of any registration statement relating to resales of the shares of our securities is delayed or denied, or the registration statement, once effective, becomes unavailable for use by selling security holders, the transferability of the shares of Common Stock may be restricted and the value of such securities could be materially adversely affected.

If our ability to register our shares is limited, the ability of holders of our shares to sell them may be subject to substantial restrictions, and you may be required to hold such securities for a period of time prior to sale, in which case you could suffer a substantial loss on such shares.

If our ability to register the resale of shares of our Common Stock is limited, you may not be able to exercise all or some of your Warrants for shares of our Common Stock that are registered for resale.  There will be substantial restrictions on your ability to transfer any shares which are not registered for resale, and you may be required to hold the shares you receive upon exercise of your Warrants for some period of time after exercise.  During such time, the market price of our Common Stock may fluctuate and you could suffer a substantial or total loss with respect to such shares.

Because we became public by means of a “reverse merger,” we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we became public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is little incentive to brokerage firms to recommend the purchase of our common stock. We cannot assure you that brokerage firms will want to conduct any secondary offerings on behalf of our company in the future.

Because we were formerly an SEC-reporting shell company, we are subject to SEC rules on seasoning requirements.

The Company, since it was formerly an SEC-reporting shell company, is also subject to SEC rules which require such companies to trade in the over-the-counter markets (or some other national exchanges) for one full fiscal year and to file all periodic reports with the SEC before seeking to “uplist” to a national securities exchange like NASDAQ or NYSE MKT. The Company can only bypass the one year over-the-counter trading requirement if it can complete a firm commitment underwritten public offering with gross proceeds of at least $40 million. As a result, our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock.

The sale of securities by us in any equity or debt financing could result in dilution to our existing stockholders and have a material adverse effect on our earnings.

Any sale of common stock by us in a future private placement offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock.  In addition, our business strategy may include expansion through internal growth, by acquiring subscribers email lists, or by establishing strategic relationships with targeted customers and vendor.  In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership.  We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company and this could negatively impact our earnings and results of operations.

Future sales of our common stock in the public market could lower the price of our common stock and impair our ability to raise funds in future securities offerings.

Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of our common stock and could make it more difficult for us to raise funds in the future through a public offering of our securities.

Our Common Stock is quoted on the OTCBB and OTCQB which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTCBB and OTCQB, which is a significantly more limited trading market than the New York Stock Exchange or The NASDAQ Stock Market.  The quotation of the Company’s shares on the OTCBB and OTCQB may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

There is limited liquidity on the OTCBB and OTCQB which may result in stock price volatility and inaccurate quote information.

When fewer shares of a security are being traded on the OTCBB and OTCQB, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information.  Due to lower trading volumes in shares of our common stock, there may be a lower likelihood of one’s orders for shares of our common stock being executed, and current prices may differ significantly from the price one was quoted at the time of one’s order entry.

Our common stock is extremely thinly traded, so you may be unable to sell at or near asking prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Currently, the Company’s common stock is quoted in the OTCBB and OTCQB and future trading volume may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTCBB and OTCQB stocks and certain major brokerage firms restrict their brokers from recommending OTCBB and OTCQB stocks because they are considered speculative, volatile and thinly traded.  The OTCBB and OTCQB market is an inter-dealer market much less regulated than the major exchanges and our common stock is subject to abuses, volatility and shorting.  Thus, there is currently no broadly followed and established trading market for the Company’s common stock.  An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there.

Our Common Stock is subject to price volatility unrelated to our operations.

The trading volume of our common stock has been and may continue to be extremely limited and sporadic.  As a result of such trading activity, the quoted price for the Company’s common stock on the OTCBB and OTCQB may not necessarily be a reliable indicator of its fair market value.  Further, if we cease to be quoted, holders would find it more difficult to dispose of our common stock or to obtain accurate quotations as to the market value of the Company’s common stock and as a result, the market value of our common stock likely would decline.

We expect the market price of our Common Stock to fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting the Company’s competitors or the Company itself. In addition, the OTCBB is subject to extreme price and volume fluctuations in general.  This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

We are an "emerging growth company" under the JOBS Act of 2012 and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

Our status as an “emerging growth company” under the JOBS Act of 2012 may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

We are subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock rule.”  Section 15(g) sets forth certain requirements for transactions in penny stock, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act.  The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. We will be subject to the SEC’s penny stock rules.

Since our Common Stock is deemed to be penny stock, trading in the shares of our common stock is subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors.  “Accredited investors” are persons with assets in excess of $1,000,000 (excluding the value of such person’s primary residence) or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt the rules require the delivery, prior to the first transaction of a risk disclosure document, prepared by the SEC, relating to the penny stock market.  A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.  Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information to the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of the Company’s stockholders to sell their shares of common stock.

There can be no assurance that our shares of common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock was exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock if the SEC finds that such a restriction would be in the public interest.

Because we do not intend to pay dividends, stockholders will benefit from an investment in our Common Stock only if it appreciates in value.

We have never declared or paid any cash dividends on our Preferred Stock or Common Stock.  For the foreseeable future, it is expected that earnings, if any, generated from our operations will be used to finance the growth of our business, and that no dividends will be paid to holders of the Company’s Preferred Stock or Common Stock.  As a result, the success of an investment in our Preferred Stock or Common Stock will depend upon any future appreciation in its value.  There is no guarantee that our Preferred Stock or Common Stock will appreciate in value.

Certain provisions of our Articles of Incorporation and Bylaws and Nevada law make it more difficult for a third party to acquire us and make a takeover more difficult to complete, even if such a transaction were in the stockholders’ interest.

Our Articles of Incorporation and Bylaws and certain provisions of Nevada State law could have the effect of making it more difficult or more expensive for a third party to acquire, or from discouraging a third party from attempting to acquire, control of the Company, even when these attempts may be in the best interests of our stockholders.  For example, Nevada law provides that approval of a majority of the stockholders is required to remove a director, which may make it more difficult for a third party to gain control of the Company.  This concentration of ownership limits the power to exercise control by the minority shareholders.

Compliance with the reporting requirements of federal securities laws can be expensive.

We are subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to stockholders are substantial. In addition, we will incur substantial expenses in connection with the preparation of registration statements and related documents with respect to the registration of resale of the Common Stock.

Applicable regulatory requirements, including those contained in and issued under the Sarbanes-Oxley Act, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of its business and its ability to obtain or retain listing of our Common Stock.

We may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for effective management because of the rules and regulations that govern publicly held companies, including, but not limited to, certifications required by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of a series of related rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain listing of our shares of Common Stock on any stock exchange (assuming we elect to seek and are successful in obtaining such listing) could be adversely affected.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud.  Investors could lose confidence in our financial reporting and this may decrease the trading price of our Common Stock.

We must maintain effective internal controls to provide reliable financial reports and detect fraud. We have been assessing our internal controls to identify areas that need improvement. Failure to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our Common Stock.

The price of our common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our Common Stock may be highly volatile and could fluctuate in response to factors such as:

●	actual or anticipated variations in our operating results;
●	announcements of developments by us or our competitors;
●	the timing of IND and/or NDA approval, the completion and/or results of our clinical trials;
●	regulatory actions regarding our products;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	adoption of new accounting standards affecting the our industry;
●	additions or departures of key personnel;
●	introduction of new products by us or our competitors;
●	sales of the our Common Stock or other securities in the open market; and
●	other events or factors, many of which are beyond our control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such a company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and Company resources, which could harm our business and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company does not own any property. The Company had a short-term lease of its office space at 501 Fifth Avenue, 3rd Floor, New York, NY 10017 through January 31, 2013. Thereafter, became a month to month agreement. The Company pays $4,376 monthly.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information

Our common stock is listed on OTCBB and OTCQB, under the symbol “CTVN”.  However, there is no active market for our Common Stock and trading has been extremely limited.  The last quoted price for our Common Stock was $1.50 for a trade on December 31, 2012, as reported on www.otcbb.com.  However, as there is currently little to no market for our Common Stock, we believe that this last reported price does not accurately reflect the value of the Common Stock or the Company, and it may not be possible to sell Common Stock at this price.

Holders

As of March 27, 2013, assuming a 100% Share Exchange, there were 21,391,665 shares of Common Stock issued and outstanding, which were held by 348 holders of record.  There are no shares of Preferred Stock outstanding.

Assuming a 100% Share Exchange, of the 21,391,665 shares of Common Stock issued and outstanding, 20,985,573 of such shares are restricted shares under the Securities Act.  None of these restricted shares are eligible for resale absent registration or an exemption from registration under the Securities Act.  As of the date hereof, until the provisions of Rule 144 are complied with, the exemption from registration provided by Rule 144 under the Securities Act is not available for these shares pursuant to Rule 144(i).

Registration Rights

Certain shareholders are entitled to certain registration rights, including piggy-back registration rights, with respect to the shares of common stock purchased in the offerings conducted by Actinium in 2011 and 2012.

Dividends

We have never declared or paid a cash dividend. Any future decisions regarding dividends are made by our Board of Directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our Board of Directors has complete discretion on whether to pay dividends. Even if our Board of Directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the Board of Directors may deem relevant.

Penny Stock

Our common stock will be a penny stock, therefore, trading in our securities is subject to penny stock considerations. Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance.  The Company intends to adopt an equity compensation plan in which its directors, officers, employees and consultants shall be eligible to participate.  However, no formal steps have been taken as of the date of this Report to adopt such a plan.

ITEM 6. SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The information and financial data discussed below is derived from the audited consolidated financial statements of Cactus for its fiscal years ended December 31, 2012 and 2011.   The consolidated financial statements of Cactus were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Cactus contained elsewhere in this Report. The financial statements contained elsewhere in this Report fully represent Cactus’ financial condition and operations; however, they are not indicative of the Company’s future performance. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Report.

Overview

The Company was incorporated under the laws of the State of Nevada on October 6, 1997. The Company was a shell entity that is in the market for a merger with an appropriate operating company.

On December 28, 2012, the Company entered into a transaction (the “Share Exchange”), pursuant to which the Company will acquire 100% of the issued and outstanding equity securities of Actinium Pharmaceuticals, Inc. (“Actinium”), in exchange for the issuance of approximately 99% of the issued and outstanding common stock, par value $0.01 per share, of the Company. The Share Exchange was closed on December 28, 2012.  As a result of the Share Exchange, the former shareholders of Actinium became the controlling shareholders of the Company. At the closing, each Actinium shareholder received 0.333 shares (the “Exchange Ratio”) of Cactus common stock for each Actinium share exchanged. At the closing, all of the Actinium shareholders’ options and warrants to purchase Actinium common stock were exchanged at the Exchange Ratio for new options or warrants, as applicable, to purchase Cactus common stock.

Actinium, incorporated on June 13, 2000, is a biotechnology company committed to developing breakthrough therapies for life threatening diseases using its alpha particle immunotherapy (APIT) platform and other related and similar technologies. Actinium, together with its wholly owned subsidiary, MedActinium, Inc. (MAI), (hereinafter referred to collectively as “Actinium”) has initiated collaborative efforts with large institutions to establish the proof of concept of alpha particle immunotherapy and has supported one Phase I/Il clinical trial and one Phase I clinical trial at Memorial Sloan-Kettering Cancer Center (MSKCC) under an MSKCC Physician Investigational New Drug Application. In 2012, Actinium launched a multi-center corporate sponsored trial in acute myeloid leukemia (AML) patients.  Actinium’s objective, through research and development, is to produce reliable cancer fighting products which utilize monoclonal antibodies linked with alpha particle emitters or other appropriate payloads to provide very potent targeted therapies. The initial clinical trials of Actinium’s compounds have been with patients having acute myeloid leukemia and it is believed that Actinium’s APIT platform will have wider applicability for different types of cancer where suitable monoclonal antibodies can be found.

As a result of the Share Exchange, the Company is now a holding company operating through Actinium, a clinical-stage biopharmaceutical company developing certain cancer treatments.

We develop drugs for treatment of cancer with intent to cure or significantly improve survival of the affected patients. As of now none of our drugs have been approved for sale in the United States or elsewhere. We have no commercial operations in sales or marketing of our products. All our product candidates are under development. In order to market and sell our products we must conduct clinical trials on patients and obtain regulatory approvals from appropriate regulatory agencies like the Food and Drug Administration (FDA) in the United States and similar agencies elsewhere in the world.

Our products under development are monoclonal antibodies labeled with radioisotopes. We have one program with an antibody labeled with a beta emitter and several programs based on a proprietary patent protected platform technology called alpha particle immunotherapy or APIT. Our APIT technology is based on attaching actinium 225 (Ac-225) or bismuth 213 (Bi-213) alpha emitting radioisotopes to monoclonal antibodies. Alpha emitting radioisotopes are unstable chemical elements that decay by releasing alpha particles. Alpha particles can kill any cell in whose immediate proximity they are released. Monoclonal antibodies are genetically engineered proteins that target specifically certain cells, and can target cancer cells. It is crucial for the success of our drug candidates to contain monoclonal antibodies that can successfully seek cancer cells and can kill them with the attached isotope while not harming nearby normal cells. We do not have technology and operational capabilities to develop and manufacture such monoclonal antibodies and we therefore rely on collaboration with third parties to gain access to such monoclonal antibodies. We have secured rights to two monoclonal antibodies, HuM195 (Lintuzumab), in 2003 through a collaborative licensing agreement with Abbott Laboratories and BC8 in 2012 with the Fred Hutchinson Cancer Research Center. We expect to negotiate collaborative agreements with other potential partners that would provide us with access to additional monoclonal antibodies. Establishing and maintaining such collaborative agreements is a key to our success as a company.

Under our own sponsorship as well as activity at FHCRC, we have four product candidates in active clinical trials: Actimab™-A (HuM195-Ac-225), Iomab™-B (BC8-I-131), BC8-Y-90 and BC8-SA. At this time, the Company is actively pursuing development of Actimab™-A and Iomab™-B while BC8-Y-90 and BC8-SA are in physician sponsored clinical phase I trials at the Fred Hutchinson Cancer Research Center.Actimab™-A is a combination of the monoclonal antibody we have in-licensed, Lintuzumab (HuM195), and the alpha emitting isotope actinium 225. Actimab™-A has shown promising results throughout preclinical development and an ongoing clinical trial started in 2006 in treating acute myeloid leukemia (AML) in the elderly. We have expanded the number of patients and number of clinical centers by commencing a new AML clinical trial which we have launched in 2012. This trial targets newly diagnosed AML patients over the age of 60. In order to conduct the trial we are engaged in funding, monitoring and quality assurance and control of the Lintuzumab antibody; procurement of actinium 225 isotope; funding, monitoring and quality assurance and control of the drug candidate Actimab™-A manufacturing and organizing and monitoring clinical trials. We estimate that the direct costs to completion of both parts of the ongoing Phase I/II trial will be approximately US $7 million.Iomab™-B is a combination of the in-licensed monoclonal antibody BC8 and the beta emitting radioisotope iodine 131. This construct has been extensively tested in Phase I and Phase II clinical trials in approximately 250 patients with different blood cancer indications who were in need of a hematopoietic stem cell transplantation (HSCT). Iomab™-B is used to condition the bone marrow of these patients by destroying blood cancer cells in their bone marrow and elsewhere thus allowing for a subsequent transplant containing healthy donor bone marrow stem cells. We have decided to develop this drug candidate by initially focusing on the patients over 50 with active acute myeloid leukemia in relapse and/or refractory to existing treatments. Our intention is to request the FDA in 2013 to allow us to enter into a pivotal trial with Iomab™-B. We estimate the direct costs of such a trial to completion anticipated in 2015 will be approximately US $15-20 million.

We have primarily management position employees and consultants who direct, organize and monitor the activities described above through contractors. Much of the in vivo laboratory and clinical work contracted for by the Company has been conducted at Memorial Sloan-Kettering Cancer Center in New York. The Company has also made clinical trial arrangements with other well known cancer centers.

Our Actimab™-A drug candidate and its components are contract manufactured and maintained under our supervision by specialized contract manufacturers and suppliers in the U.S., including IsoTex Diagnostics, Oak Ridge National Laboratory, Pacific GMP, Fischer Bioservices, BioReliance and others.

We are a development stage company and have never generated revenue. Currently we do not have a stable recurring source of revenues sufficient to cover our operating costs. As of December 31, 2012, we had an accumulated deficit of $55 million. We incurred net losses of $8.4 million and $3.4 million in the years ending December 31, 2012 and 2011, respectively.

Emerging Growth Company

We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards.

Opportunities, Challenges and Risks

The market for drugs for cancer treatment is a large market in need of novel products, in which successful products can command multibillion dollars in annual sales. A number of large pharmaceutical and biotechnology company regularly acquire products in development, with preference given to products in Phase II or later clinical trials. These deals are typically structured to include an upfront payment that ranges from several million dollars to tens of million dollars or more and additional milestone payments tied to regulatory submissions and approvals and sales milestones. Our goal is to develop our product candidates through Phase II clinical trials and enter into partnership agreements with one or more large pharmaceutical and/or biotechnology companies.

We believe our future success will be heavily dependent upon our ability to successfully conduct clinical trials and preclinical development of our drug candidates. This will in turn depend on our ability to continue our collaboration with Memorial Sloan-Kettering Cancer Center and our Clinical Advisory Board members plan to continue and expand other research and clinical trial collaborations. In addition, we will have to maintain sufficient supply of actinium 225 and successfully maintain and if and when needed replenish or obtain our reserves of monoclonal antibodies. We will have to maintain and improve manufacturing procedures we have developed for production of our drug candidates from the components that include the iodine 131 and actinium 225 isotopes, monoclonal antibodies and other materials. It is possible that despite our best efforts our clinical trials results may not meet regulatory requirements for approval. If our efforts are successful, we will be able to partner our development stage products on commercially favorable terms only if they enjoy appropriate patent coverage and/or considerable know-how and other protection that ensures market exclusivity. For that reason we intend to continue our efforts to maintain existing and generate new intellectual property. Intellectual property is a key factor in the success of our business as well as market exclusivity.

To achieve the goals discussed above we intend to continue to invest in research and development at high and constantly increasing rates thus incurring further losses until one or more of our products are sufficiently developed to partner them to large pharmaceutical and biotechnology companies.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Years ended December 31,		Increase
	2012	2011	(Decrease)

Revenues	$-	$-	$-

Operating expenses:
Research and development, net of reimbursements	3,440,485	323,788	3,116,697
General and administrative	4,506,232	2,959,246	1,546,986
Depreciation expense	581	633	(52)
Total operating expenses	7,947,298	3,283,667	4,633,631

Other (income) expense:
Interest expense	1,099,327	175,094	924,233
Gain on change in fair value of derivative liabilities	(685,420)	(13,966)	(671,454)
Total other (income) expense	413,907	161,128	252,779

Net loss	$(8,361,205)	$(3,444,795)	$(4,916,410)

Revenues

We recorded no commercial revenues for the years ended December 31, 2012 and 2011.

Research and Development Expense

Research and development expenses increased by to $3,116,697 to $3,440,485 for the year ended December 31, 2012 compared to $323,788 for the year ended December 31, 2011. The increase is attributable to the costs incurred on initiation of the multi-center clinical trial for Actimab™-A. The Company also made its first milestone payment of $750,000 to Abbott Biotherapeutics Corp. upon reaching the milestone. The increase also reflected an agreement the Company made with MSKCC as of April 2010, in which MSKCC agreed to pay or reimburse the Company for certain costs and expenses related to the Company’s drug development and clinical study program. This agreement expired on October 5, 2011. No reimbursement was due for the year ended December 31, 2012 and $237,834 was due for the year ended December 31, 2011.

General and Administrative Expenses

Overall, total general and administrative expenses increased by $1,546,986 to $4,506,232 for the year ended December 31, 2012 compared to $2,959,246 for the year ended December 31, 2011. The increase was largely attributable to increases in professional fees and the stock-based compensation incurred by the Company as discussed below.

In connection with the Company’s stock offering, in January 2012, we issued warrants to purchase 400,013 shares of common stock to the transaction manager for consulting services related to assisting the Company in preparing to become a publicly traded company. The fair value of $144,463, or $0.36 per share, was a noncash charge to general and administrative expenses for the year ended December 31, 2012. In February 2012, the Company granted options to purchase 2,125,000 shares of common stock to its employees and consultants with a fair value of $531,913. In July 2012, the Company granted options to purchase 90,000 shares of common stock to its consultants with a fair value of $23,770. In August 2012, the Company granted options to purchase 2,875,000 shares of common stock to its employees and consultants with a fair value of $724,784. During the fourth quarter, the Company granted options to purchase 1,085,000 shares of common stock to its employees and consultants with a fair value of $239,310.  For the year ended December 31, 2012, the Company recorded amortization of stock-based compensation of $266,172 as a noncash charge to general and administrative expenses.

The increase can also be attributed to additional professional fees of $549,383 related to the year-end audit, the quarterly review, legal fees, and management fees associated with the Company going public. In addition to the professional fees incurred, we increased our personnel. As such, payroll-related expenses for the year ended December 31, 2012 increased compared to the same period in 2011.

Interest Expense

Interest expense increased by $924,233 for the year ended December 31, 2012 compared to the year ended December 31, 2011. The increase in interest expense is directly attributable to interest accrued on the convertible debt, amortization of the convertible debt discount and deferred financing costs related to the convertible debt.

Net Loss

Net loss increased by $4,916,410 to $8,361,205 for the year ended December 31, 2012 compared $3,444,795 for to the year ended December 31, 2011. The increase was primarily due to additional costs incurred by the Company in research and development expenses, non-cash stock-based compensation costs and professional fees as discussed above.

Liquidity and Capital Resources

We have financed our operations primarily through sales of the Company’s stock and the issuance of Convertible Promissory Notes.

We did not have any cash or cash equivalents held in financial institutions located outside of the United States as of December 31, 2012 and 2011. We do not anticipate this practice will change in the future.

The following tables sets forth selected cash flow information for the periods indicated:

	For the years ended December 31,
	2012	2011

Cash provided by (used in) operating activities	$(5,212,710)	$(517,592)
Cash provided by (used in) investing activities	(2,359)	-
Cash provided by (used in) financing activities	5,129,940	6,025,255

Net increase (decrease) in cash	$(85,129)	$5,507,663

Net cash used in operating activities was $5,212,710 for the year ended December 31, 2012 compared to $517,592 used in operations for the same period in 2011. Cash used in operations increased due to the increase in spending related to preparations and eventual launch and conduct of a multicenter trial and an increase in spending related to professional fees combined with an increase in payroll-related expenses.

Net cash provided by financing activities was $5,129,940 for the year ended December 31, 2012 compared to $6,025,255 for the same period in 2011. In January 2012, we sold 968,759 shares of our stock at $0.78 per share. In 2012, we also sold 3,118,988 shares of our common stock at $1.65 per share. We raised funds through the sale of the Company’s stock to finance the expansion of our research and development efforts.

We have experienced cumulative losses of $55,743,463 from inception (June 13, 2000) through December 31, 2012, and have stockholders' equity of $1,145,635 at December 31, 2012. In addition, the Company has not completed its efforts to establish a stable recurring source of revenues sufficient to cover its operating costs for the next twelve months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Recent Debt and Equity Offerings

During 2011, the Company raised $6,184,967 by selling 7,891,141 shares of the Company’s stock and warrants to purchase 19,972,785 shares of the Company’s stock through an offering (“Stock Offering”).  A net amount of $5,379,367 was received by the Company in 2011. The Company paid Laidlaw & Company (UK) Ltd. (“Laidlaw & Co.”), the placement agent, total cash fees of $742,196, which consisted of placement agent commission of $618,497 and expense reimbursement of $123,699. In addition, the Company paid Laidlaw & Co.’s outside counsel, McCormick & O’Brien PLLC, $60,904 for its services as the placement agent’s legal counsel and Signature Bank $2,500 for the bank escrow fee.

On December 27, 2011, the Company completed a private offering of 8% Senior Subordinated Unsecured Convertible Promissory Notes (“Convertible Notes”) in the amount of $900,000 and received net proceeds of $750,000. The convertible notes were issued at 83.33% of the principal amount resulting in an original issue discount of $150,000. The Convertible Notes mature one year from the date of issuance. Interest accrues at the rate of 8% per year on the outstanding principal amount, accrued semi-annually and to be paid at maturity. On December 19, 2012, in connection with the Share Exchange, the Convertible Notes were converted into 1,252,550 share of common stock.

During 2012, the Company raised $759,300 by selling 968,759 shares and warrants to purchase 242,190 shares of the Company’s common stock under the Company’s Stock Offering.  A net amount of $660,164 was received by the Company in 2012. The Company paid Laidlaw & Co. total cash fees of $91,116, which consisted of placement agent commission of $75,930 and expense reimbursement of $15,186. In addition, the Company paid Laidlaw & Co.’s outside counsel, McCormick & O’Brien PLLC, $8,020 for its services as the placement agent’s legal counsel.

In 2012, the Company also raised $5,151,450 through an offering of 3,118,988 shares of its common stock and “A Warrants” to purchase 3,118,988 shares of the Company’s common stock, exercisable at a price of $1.65 per share for a period of 120 days from the day of the final closing of the offering, and “B Warrants” to purchase 1,559,505 shares of the Company’s common stock, exercisable at a price of $2.48 per share for a period of 5 years from the date of the final closing of the offering. (“2012 Common Stock Offering”)  A net amount of $4,469,776 was received by the Company. Pursuant to the 2012 Common Stock Offering agreement, the Company paid Laidlaw & Co. total cash fees of $618,174, which consisted of placement agent commission of $515,145 and expense reimbursement of $103,029. The Company also issued the placement agent warrants to purchase an aggregate of 467,845 shares of the Company’s common stock, with an exercise price of $0.78 per share and a term of 5 years. These placement agent warrants were valued at $499,707 and recorded as derivative liabilities.  In addition, the Company paid the Laidlaw & Co.’s outside counsel, Richardson & Patel, LLP, $60,000 for its services as the Laidlaw & Co.’s legal counsel and Signature Bank $3,500 for the bank escrow fee.

Actinium intends to increase funds available to continue our research and development efforts, which include material supply, manufacturing, clinical development and pre-clinical trials and working capital. In 2013, we expect cash needs of up to $20,000,000 to finance research and development, which include material supply, manufacturing, clinical trials and pre-clinical trials and to cover our ongoing working capital needs. If all of the securities offered hereunder are sold, we believe that the net proceeds from the offering will provide us with the capital needed for these plans.

In the event we do not meet our cash needs of $20,000,000, it may be necessary for us to delay the timing of various product development efforts and focus on our ongoing clinical trial with Actimab™-A.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Seasonality

We do not have a seasonal business cycle. Our revenues and operating results are generally derived evenly throughout the calendar year.

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our expenses. Judgments must also be made about the disclosure of contingent liabilities. Actual results could be significantly different from these estimates. We believe that the following discussion addresses the accounting policies that are necessary to understand and evaluate our reported financial results.

Derivatives

All derivatives are recorded at fair value and recorded on the balance sheet. Fair values for securities traded in the open market and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. A fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

●      Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

●      Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

●      Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

Income Taxes

The Company uses the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. A valuation allowance, if necessary, is provided against deferred tax assets, based upon management’s assessment as to their realization.

Research and Development Costs

Research and development costs are expensed as incurred. Research and development reimbursements and grants are recorded by the Company as a reduction of research and development costs.

Share-Based Payments

The Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model and common shares based on the last common stock valuation done by third party valuation expert of the Company’s common stock on the date of the share grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, the Company reduces the expense for estimated forfeitures based on historical forfeiture rates. Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period. Excess tax benefits, if any, are recognized as an addition to paid-in capital.

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2012 and 2011, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Cactus Ventures, Inc.
(A Development Stage Company)
Consolidated Financial Statements

As of December 31, 2012 and 2011 and for the period
from June 13, 2000 (inception) to December 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cactus Ventures, Inc.
(A Development Stage Company)
Newark, NJ

We have audited the accompanying consolidated balance sheets of Cactus Ventures, Inc. (a Development Stage Company) (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended and for the period from June 13, 2000 (Inception) to December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cactus Ventures, Inc. as of December 31, 2012 and 2011 and the results of their operations and their cash flows for the years then ended and for the period from June 13, 2000 (Inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not generated any revenue since its inception, has a history of operating losses, and has an accumulated deficit since its inception. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
March 15, 2013

Cactus Ventures, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash	$5,618,669	$5,703,798
R&D reimbursement receivable	-	237,834
Prepaid expenses and other current assets	167,143	5,384
Deferred financing costs, net of accumulated amortization	-	252,248
Total current assets	5,785,812	6,199,264

Property and equipment, net of accumulated depreciation	3,010	1,233

TOTAL ASSETS	$5,788,822	$6,200,497

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses	$897,044	$644,511
Accounts payable and accrued expenses – related party	31,185	-
Note payable	140,000	-
Convertible notes payable, net of unamortized discount	-	124,363
Derivative liabilities	3,574,958	4,439,613
Total current liabilities	4,643,187	5,208,487

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.01 par value; 100,000,000 shares authorized;
0 shares issued and outstanding	-	-
Common stock, $0.01 par value, 100,000,000 shares authorized;
21,391,665 and 13,664,802 shares issued and outstanding, respectively	213,916	136,648
Additional paid-in capital	56,675,182	48,237,620
Deficit accumulated during the development stage	(55,743,463)	(47,382,258)
Total stockholders' equity	1,145,635	992,010

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,788,822	$6,200,497

See accompanying summary of accounting policies and notes to consolidated financial statements.

Cactus Ventures, Inc.
(A Development Stage Company)
Consolidated Statements of Operations

			For the Period
	For the Years Ended		from June 13, 2000 (Inception) to
	December 31,		December 31,
	2012	2011	2012

Revenues	$-	$-	$-

Operating expenses:
Research and development, net of reimbursements	3,440,485	323,788	26,420,519
General and administrative	4,506,232	2,959,246	24,504,975
Depreciation and amortization expense	581	633	3,262,462
Loss on disposition of equipment	-	-	550,186
Total operating expenses	7,947,298	3,283,667	54,738,142

Loss from operations	(7,947,298)	(3,283,667)	(54,738,142)

Other (income) expense:
Interest expense	1,099,327	175,094	1,964,707
Gain on extinguishment of liability	-	-	(260,000)
Gain on change in fair value of derivative liabilities	(685,420)	(13,966)	(699,386)
Total other (income) expense	413,907	161,128	1,005,321

Net loss	$(8,361,205)	$(3,444,795)	$(55,743,463)

Net loss per common share - basic and diluted	$(7.58)	$(4.30)

Weighted average number of common shares
outstanding - basic and diluted	1,103,521	801,799

See accompanying summary of accounting policies and notes to consolidated financial statements.

Cactus Ventures, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity
For the Period From June 13, 2000 (Inception) to December 31, 2012

				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Issuance of founder shares	999,000	$9,990	$20,010	$-	$30,000
Proceeds from issuance of stock	145,687	1,457	1,748,543	-	1,750,000
Net loss	-	-	-	(672,286)	(672,286)

Balances, December 31, 2000	1,144,687	11,447	1,768,553	(672,286)	1,107,714

Proceeds from issuance of stock	187,313	1,873	2,248,127	-	2,250,000
Net loss	-	-	-	(5,090,621)	(5,090,621)

Balances, December 31, 2001	1,332,000	13,320	4,016,680	(5,762,907)	(1,732,907)

Proceeds from issuance of stock	180,375	1,804	3,248,196	-	3,250,000
Net loss	-	-	-	(3,192,384)	(3,192,384)

Balances, December 31, 2002	1,512,375	15,124	7,264,876	(8,955,291)	(1,675,291)

Proceeds from issuance of stock	208,992	2,090	6,779,160	-	6,781,250
Net loss	-	-	-	(3,532,044)	(3,532,044)

Balances, December 31, 2003	1,721,367	17,214	14,044,036	(12,487,335)	1,573,915

Proceeds from issuance of stock	765,900	7,659	4,592,341	-	4,600,000
Net loss	-	-	-	(5,734,791)	(5,734,791)

Balances, December 31, 2004	2,487,267	24,873	18,636,377	(18,222,126)	439,124

Proceeds from issuance of stock	649,350	6,494	3,893,506	-	3,900,000
Option expense	-	-	315,388	-	315,388
Net loss	-	-	-	(4,580,237)	(4,580,237)

Balances, December 31, 2005	3,136,617	$31,367	$22,845,271	$(22,802,363)	$74,275

See accompanying summary of accounting policies and notes to consolidated financial statements.

Cactus Ventures, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity
For the Period From June 13, 2000 (Inception) to December 31, 2012

(Continued)				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances, December 31, 2005	3,136,617	$31,367	$22,845,271	$(22,802,363)	$74,275

Proceeds from issuance of stock	839,042	8,390	7,542,151	-	7,550,541
Option expense	-	-	252,308	-	252,308
Net loss	-	-	-	(6,053,362)	(6,053,362)

Balances, December 31, 2006	3,975,659	39,757	30,639,730	(28,855,725)	1,823,762

Proceeds from issuance of stock	732,600	7,326	6,592,674	-	6,600,000
Common stock issued for services	66,402	664	398,146	-	398,810
Option expense	-	-	255,061	-	255,061
Net loss	-	-	-	(5,617,581)	(5,617,581)

Balances, December 31, 2007	4,774,661	47,747	37,885,611	(34,473,306)	3,460,052

Proceeds from issuance of stock	999,000	9,990	5,990,010	-	6,000,000
Option expense	-	-	269,618	-	269,618
Net loss	-	-	-	(5,570,905)	(5,570,905)

Balances, December 31, 2008	5,773,661	57,737	44,145,239	(40,044,211)	4,158,765

Option expense	-	-	112,382	-	112,382
Net loss	-	-	-	(3,425,986)	(3,425,986)

Balances, December 31, 2009	5,773,661	57,737	44,257,621	(43,470,197)	845,161

Option expense	-	-	21,166	-	21,166
Net loss	-	-	-	(467,266)	(467,266)

Balances, December 31, 2010	5,773,661	$57,737	$44,278,787	$(43,937,463)	$399,061

See accompanying summary of accounting policies and notes to consolidated financial statements.

Cactus Ventures, Inc.
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders’ Equity
For the Period From June 13, 2000 (Inception) to December 31, 2012

(Continued)				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances, December 31, 2010	5,773,661	$57,737	$44,278,787	$(43,937,463)	$399,061

Proceeds from issuance of stock	7,891,141	78,911	5,300,456	-	5,379,367
Option expense	-	-	19,935	-	19,935
Warrant expense	-	-	2,153,442	-	2,153,442
Fair value of derivative warrants	-	-	(3,887,850)	-	(3,887,850)
Beneficial conversion feature discount	-	-	372,850	-	372,850
Net loss	-	-	-	(3,444,795)	(3,444,795)

Balances, December 31, 2011	13,664,802	136,648	$48,237,620	$(47,382,258)	$992,010

Proceeds from issuance of stock	4,087,747	40,877	5,089,063		5,129,940
Conversion of notes payable and accrued interest to stock	1,252,550	12,525	969,204		981,729
Shares issued at the reverse merger	2,386,566	23,866	(23,866)		-
Option expense	-	-	266,172	-	266,172
Warrant expense	-	-	1,957,754	-	1,957,754
Fair value of derivative warrants	-	-	(4,052,089)	-	(4,052,089)
Transfer from liability classification to equity classification	-	-	4,231,324	-	4,231,324
Net loss	-	-	-	(8,361,205)	(8,361,205)

Balances, December 31, 2012	21,391,665	$213,916	$56,675,182	$(55,743,463)	$1,145,635

See accompanying summary of accounting policies and notes to consolidated financial statements.

Cactus Ventures, Inc.
(A Development Stage Company)
Statements of Cash Flows

			For the Period
	For the Year Ended		from June 13, 2000 (Inception) to
	December 31,		December 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,361,205)	$(3,444,795)	$(55,743,463)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation expense	2,223,926	2,173,377	6,052,036
Depreciation expense	581	633	3,262,462
Loss on disposition of equipment	-	-	550,186
Amortization of debt discount	775,637	124,363	900,000
Amortization of deferred financing costs	252,248	40,444	292,692
Gain on extinguishment of liability	-	-	(260,000)
Gain on change in fair value of derivative liabilities	(685,420)	(13,966)	(699,386)
Changes in operating assets and liabilities:
R&D reimbursement receivable	234,088	41,567	(3,746)
Prepaid expenses and other current assets	(18,013)	4,766	(23,397)
Accounts payable and accrued expenses	334,263	556,019	1,238,773
Accounts payable and accrued expenses - related parties	31,185	-	31,185
Net cash used in operating activities	(5,212,710)	(517,592)	(44,402,658)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment made for patent rights	-	-	(3,000,000)
Purchases of property and equipment	(2,359)	-	(815,659)
Net cash used in investing activities	(2,359)	-	(3,815,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on convertible debt, net of offering costs	-	645,888	645,888
Sales of stock, net of offering costs	5,129,940	5,379,367	53,191,098
Net cash provided by financing activities	5,129,940	6,025,255	53,836,986

Net increase (decrease) in cash	(85,129)	5,507,663	5,618,669
Cash at beginning of period	5,703,798	196,135	-

Cash at end of period	$5,618,669	$5,703,798	$5,618,669

SUPPLEMENTAL CASH FLOWS INFORMATION:
Cash paid for:
Income tax	$-	$-	$-
Interest	-	-	682

NONCASH INVESTING AND FINANCING ACTIVITIES:
Beneficial conversion feature discount	$-	$372,850	$372,850
Fair value of warrants issued with debt	-	377,150	377,150
Fair value of warrants issued with stock	3,393,338	2,591,900	5,985,238
Fair value of warrants issued to the placement agent	658,753	1,484,529	2,170,282
Conversion of notes payable and accrued interest to stock	981,729	-	981,729
Transfer from liability classification to equity classification	4,231,324	-	4,231,324

See accompanying summary of accounting policies and notes to consolidated financial statements.

Cactus Ventures, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 1 – Description of Business and Summary of Significant Accounting Policies

Nature of Business – Cactus Ventures, Inc. (the “Company”, “Cactus”), was incorporated under the laws of the State of Nevada on October 6, 1997. The Company was a shell entity that is in the market for a merger with an appropriate operating company.

On December 28, 2012, the Company entered into a transaction (the “Share Exchange”), pursuant to which the Company will acquire 100% of the issued and outstanding equity securities of Actinium Pharmaceuticals, Inc. (“Actinium”), in exchange for the issuance of approximately 99% of the issued and outstanding common stock, par value $0.01 per share, of the Company. The Share Exchange was closed on December 28, 2012.  As a result of the Share Exchange, the former shareholders of Actinium became the controlling shareholders of the Company. At the closing, each Actinium shareholder received 0.333 shares (the “Exchange Ratio”) of Cactus common stock for each Actinium share exchanged. At the closing, all of the Actinium shareholders’ options and warrants to purchase Actinium common stock was exchanged at the Exchange Ratio for new options or warrants, as applicable, to purchase Cactus common stock.  The Share Exchange was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein Actinium is considered the acquirer for accounting and financial reporting purposes. The capital, share price, and earnings per share amount in these consolidated financial statements for the period prior to the reverse merger were restated to reflect the recapitalization in accordance with the exchange ratio established in the merger except otherwise noted.

Actinium, incorporated on June 13, 2000, is a biotechnology company committed to developing breakthrough therapies for life threatening diseases using its alpha particle immunotherapy (APIT) platform and other related and similar technologies. Actinium, together with its wholly owned subsidiary, MedActinium, Inc. (MAI), (hereinafter referred to collectively as “Actinium”) has initiated collaborative efforts with large institutions to establish the proof of concept of alpha particle immunotherapy and has supported one Phase I/Il clinical trial and one Phase I clinical trial at Memorial Sloan-Kettering Cancer Center (MSKCC) under an MSKCC Physician Investigational New Drug Application. In 2012, Actinium launched a multi-center corporate sponsored trial in acute myeloid leukemia (AML) patients.  Actinium’s objective, through research and development, is to produce reliable cancer fighting products which utilize monoclonal antibodies linked with alpha particle emitters or other appropriate payloads to provide very potent targeted therapies. The initial clinical trials of Actinium’s compounds have been with patients having acute myeloid leukemia and it is believed that Actinium’s APIT platform will have wider applicability for different types of cancer where suitable monoclonal antibodies can be found.

As a result of the Share Exchange, the Company is now a holding company operating through Actinium, a clinical-stage biopharmaceutical company developing certain cancer treatments.

Development Stage Company – The Company is considered a development stage company and has had no commercial revenue to date.

Principles of Consolidation – The consolidated financial statements include the Company’s accounts and those of the Company’s wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates in Financial Statement Presentation – The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification – Certain prior period amounts have been reclassified to conform to current period presentation.

Cash and Cash Equivalents – The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. Such balances are usually in excess of FDIC insured limits. At December 31, 2012 and 2011, all of the Company’s cash was deposited in one bank.

Property and Equipment – Machinery and equipment are recorded at cost and depreciated on a straight-line basis over estimated useful lives of five years. Furniture and fixtures are recorded at cost and depreciated on a straight-line basis over estimated useful lives of seven years. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in operations. Repairs and maintenance expenditures are charged to operations.

Cactus Ventures, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Impairment of Long-Lived Assets – Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable or at a minimum annually during the fourth quarter of the year. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying value to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.

Derivatives – All derivatives are recorded at fair value on the balance sheet. Fair values for securities traded in the open market and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

Fair Value of Financial Instruments – Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. A fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

The following tables set forth assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as of December 31, 2012 and 2011. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total

Derivative liabilities:
At December 31, 2012	-	-	$3,574,958	$3,574,958
At December 31, 2011	-	-	4,439,613	4,439,613

Cactus Ventures, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Income Taxes – The Company uses the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. A valuation allowance, if necessary, is provided against deferred tax assets, based upon management’s assessment as to their realization.

Research and Development Costs – Research and development costs are expensed as incurred. Research and development reimbursements and grants are recorded by the Company as a reduction of research and development costs.

Share-Based Payments – The Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model and value of common shares based on the last common stock valuation done by third party valuation expert of the Company’s common stock on the date of the share grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, the Company reduces the expense for estimated forfeitures based on historical forfeiture rates. Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period. Excess tax benefits, if any, are recognized as an addition to paid-in capital.

Earnings (Loss) Per Common Share – The Company provides basic and diluted earnings per common share information for each period presented. Basic earnings (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding plus dilutive securities. Since the Company has only incurred losses, basic and diluted net loss per common share are the same.  The potentially dilutive securities (options, warrants and convertible instruments) were excluded from the diluted loss per common share calculation because their effect would have been antidilutive. For the year ended December 31, 2012, potentially issuable shares included stock options to purchase 2,330,134 shares and warrants to purchase 12,770,596 shares of the Company’s common stock. For the year ended December 31, 2011, potentially issuable shares includes options and warrants to purchase 273,859 shares of the Company’s common stock and notes payable convertible to 3,448,276 shares of the Company’s common stock have been excluded from the calculation.

Recent Accounting Pronouncements – The Company does not expect that any recently issued accounting pronouncements will have a significant impact on the results of operations, financial position, or cash flows of the Company.

Subsequent Events – The Company’s management reviewed all material events from January 1, 2013 through March 15, 2013.

Cactus Ventures, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 2 – Going Concern

As reflected in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations since its inception. The Company has a net loss of $8,361,205 and net cash used in operations of $5,212,710, for the year ended December 31, 2012; and an accumulated deficit of $55,743,463 at December 31, 2012. In addition, the Company has not completed its efforts to establish a stable recurring source of revenues sufficient to cover its operating costs for the next twelve months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on the successful execution of management's plans, which include the expectation of raising debt or equity based capital, with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to issue additional equity and incur additional liabilities with related parties to sustain the Company’s existence although no commitments for funding have been made and no assurance can be made that such commitments will be available.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 – Related Party Transactions

MSKCC:

 In 2010, General Atlantic Group Limited donated all of the equity shares of its wholly owned subsidiary, Actinium Holdings Ltd. (formerly named General Atlantic Investments Limited) to Memorial Sloan Kettering Cancer Center (MSKCC), a principal owner of the Company.

Cactus Ventures, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

On February 11, 2002, the Company entered into a License, Development and Commercialization Agreement with Sloan-Kettering Institute of Cancer Research (SKI), an entity related to MSKCC.  The agreement was amended in August 2006.  Pursuant to the agreement, the Company licenses certain intellectual property from SKI, including critical patents with respect to the Company’s core technology, and also supports ongoing research and clinical development of related drug candidates.  Certain amounts due under this agreement were deferred and then forgiven under the forbearance-related arrangements described above.  On June 19, 2011, the Company nonetheless agreed to pay SKI (a) $50,000 in 2011, (b) $200,000 in 2012 and (c) $250,000 in 2013 under this agreement, in respect of the $50,000 annual maintenance fees and research payments. Since January 1, 2011, the Company has paid $100,000 under this agreement and as of December 31, 2012, the Company agreed to pay an additional $150,000 for research to be conducted in 2013.

On March 27, 2012, the Company entered into an additional clinical trial agreement with MSKCC Cancer Center with respect to conducting a Phase I/II trial of combination therapy of low dose cytarabine and fractionated dose of Lintuzumab-Ac225.  The Company will pay $31,185 for each patient that has completed the clinical trial.  Upon execution of the agreement, the Company was required to pay a start-up fee of $79,623, which was paid on July 10, 2012.

Cactus Ventures, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

MSKCC agreed, subject to certain conditions, to utilize the donated funds for certain clinical and preclinical programs and activities related to the Company’s drug development and clinical study programs, including the payment of certain costs and expenses that would otherwise have been borne by the Company. The following is a summary of activities related to the MSKCC arrangements for years ended December 31, 2012 and 2011:

	2012	2011

Qualified R&D costs incurred by the Company	$-	$655,786
Reimbursements received from MSKCC	237,834	966,341

In 2012 and 2011, the Company received total R&D reimbursement payments of $237,834 and $299,200, respectively, from MSKCC.

As of December 31, 2012 and 2011, the Company had a net receivable of $0 and $237,834, respectively, from MSKCC.

Dr. Rosemary Mazanet:

On January 1, 2012, the Company entered into a Consulting Services Agreement with Dr. Rosemary Mazanet, a director of Cactus.  Pursuant to the agreement, Dr. Mazanet is to provide, among other things, consulting services in the areas of implementation of the Actimab trial including all aspects of study initiation until first patient in at each clinical site.  Dr. Mazanet receives compensation of $100,000 per year and may receive additional compensation in the form of options at determined by the board of the Company.  Since January 1, 2011, Dr. Mazanet has also received options to purchase 99,900 shares of common stock of the Company. These options have exercise price ranging from $0.78 to $1.5 and have a life of 10 years.

Jamess Capital Group, LLC:

On May 9, 2011, the Company entered into a transaction management agreement with Jamess Capital Group, LLC. (formerly known as Amerasia Capital Group, LLC), a consulting firm affiliated with Mr. Sandesh Seth, a Director of the Company (“Management Firm”).  The Management Firm received a monthly fee of $12,500 which is terminable by the Company three months after the effective date of the going public transaction and designees of Jamess, including entities affiliated with Mr. Seth, were issued warrants to purchase common stock equal to 10% of the fully-diluted capital stock of the Company as of the effective date of the going public transaction. The fully diluted shares for this calculation included all issued and outstanding shares as well as those reserved under the Employee Stock Option Plan.  The Management Firm is also eligible to be reimbursed upon the submission of proper documentation for ordinary and necessary out-of-pocket expenses not to exceed $5,000 per month.

Placement Agent:

On August 7, 2012, the Company entered into an engagement agreement with its placement agent for the 2012 Common Stock Offering, of which Mr. Seth, a director of the Company is Head of Healthcare Investment Banking.   Pursuant to the agreement, the placement agent was engaged as the exclusive agent for the 2012 Common Stock Offering.   In consideration for its services, the placement agent will receive (a) a cash fee equal to 10% of the gross proceeds raised in the 2012 Common Stock Offering, (b) a non-accountable expense reimbursement equal to 2% of the gross proceeds raised in the 2012 Common Stock Offering, and (c) reimbursement of $100,000 for legal expenses incurred by the placement agent.  The placement agent or its designees have also received warrants to purchase shares of the Company’s Common Stock in an amount equal to 10% of the shares of common stock issued as part of the units sold in the 2012 Common Stock Offering and the shares of Common Stock issuable upon exercise of the B warrants included in such units.  The placement agent will also receive the same fee and expense schedule for any cash exercise of warrants within 6 months of the final closing of the 2012 Common Stock Offering and a 5% solicitation fee for any warrants exercised as a result of being called for redemption by the Company.  Upon the final closing of the 2012 Common Stock Offering of the units, the placement agent has been engaged by the Company to provide certain financial advisory services to the Company for a period of at least 6 months for a monthly fee of $25,000.  The agreement also provides that (i) if the Company consummates any merger, acquisition, business combination or other transaction (other than the Share Exchange) with any party introduced to it by the placement agent, the placement agent would receive a fee equal to 10% of the aggregate consideration in such transactions, and (ii) if, within a period of 12 months after termination of the advisory services described above, the Company requires a financing or similar advisory transaction the placement agent will have the right to act as the Company’s financial advisor and investment banker in such financing or transaction pursuant to a set fee schedule set forth in the August 7, 2012 engagement agreement.  For a period ending one year after the expiration of all lock-up agreements entered into in connection with the Share Exchange, any change in the size of the Company board of directors must be approved by the placement agent.  The placement agent also was engaged by the Company as placement agent for its Stock Offering and Convertible Notes financing in 2011 and, as a part of the fee for that engagement, designees of the placement agent also hold warrants to purchase 1,251,015 shares of the Company’s Common Stock.

Guagenti & Associates LLC:

In 2010, the Company entered into an agreement with Guagenti & Associates LLC (“G&A”).  G&A is affiliated with Enza Guagenti, the former Chief Financial Officer of Cactus.  Pursuant to the agreement, the Company leases storage space in Newark, NJ from G&A.  The rent is $300 per month.  Since January 1, 2011, the Company has paid $7,200 pursuant to this agreement.   Ms. Guagenti resigned as the Company’s Chief Financial Officer on March 9, 2013.

Cactus Ventures, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 4 – Property and Equipment

Property and equipment consisted of the following at December 31, 2012 and 2011:

	Lives	2012	2011

Office equipment	5 years	$156,162	$153,804
Furniture and fixture	7 years	1,292	1,292

Total property, plant and equipment		157,454	155,096
Less: accumulated depreciation		(154,444)	(153,863)

Property and equipment		$3,010	$1,233

Depreciation expense for the years ended December 31, 2012 and 2011 were $581 and $633, respectively.

Note 5 – Note Payable and Convertible Notes

Note Payable

On December 28, 2012, the Company entered into a premium finance agreement to pay $140,000 premium of its director and officer insurance policy. Pursuant to the agreement, the Company paid a down payment of $28,000 in January 2013 and has to pay $12,636 in monthly installment for nine months. As of December 31, 2012, outstanding balance related to the premium finance agreement was $140,000.

Convertible Notes

On December 27, 2011, the Company completed a private offering of 8% Senior Subordinated Unsecured Convertible Promissory Notes (“Convertible Notes”) in the amount of $900,000 and received net proceeds of $750,000. The convertible notes were issued at 83.33% of the principal amount resulting in an original issue discount of $150,000. The Convertible Notes mature one year from the date of issuance. Interest accrues at the rate of 8% per year on the outstanding principal amount, accrued semi-annually and to be paid at maturity.

The principal amount of the Convertible Notes and accrued interest are automatically converted to common stock at the earlier of: (1) the effective date of a Qualified Public Offering, (2) a Public Company Transaction, defined as (i) a reverse merger or similar transaction between the Company and a corporation whose securities are publicly traded in the United States or other jurisdiction mutually agreed between the Company and Placement Agent, or (ii) the quotation of the Company’s securities for purchase and sale on a U.S. quotation service, or (iii) the filing with an applicable regulatory body which will result in the Company becoming an entity whose securities are traded on a public exchange in the U.S. or other mutually agreed upon jurisdiction, or (3) the acquisition or receipt by the Company of no less than $4,000,000 of gross proceeds in subsequent offerings of its common stock or equivalents following the issuance of the Company’s stock (See Note 9) and the Convertible Notes.

In connection with the issuance of the Convertible Notes, warrants to purchase a total of 287,061 shares of common stock were issued to investors. The Placement Agent and the Management Firm (See Note 9) were issued warrants to purchase 143,532 shares and 126,829 shares of common stock, respectively. The warrants issued to the Placement Agent are exercisable at $0.78 per share and expire on January 31, 2019.  The warrants issued to the Management Firm are exercisable at $0.01 per share and expire on January 31, 2019.

The Company analyzed the Convertible Notes and the Warrants for derivative accounting consideration under FASB ASC 470 and determined that the investor warrants and the placement agent warrants, with a grant date fair value of $565,729 (See Note 6), qualified for accounting treatment as a financial derivative (See Note 6) and the Convertible Notes were determined to also have a beneficial conversion feature discount of $372,850 resulting from the conversion price of $0.78 per share which is below the fair value of $1.11 per share on the date of the Convertible Notes.

Cactus Ventures, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

The total fees, including cash payments and the fair value of the warrants issued to the Placement Agent, incurred in connection with the financing were $292,692. These fees were amortized over the life (one year) of the Convertible Notes using the straight-line method as it approximates the effective interest method.  The $150,000 original issue discount on the Convertible Notes was also amortized over the life of the Notes on a straight line basis.

On October 23, 2012, the investors extended the note maturity date for 90 days. The maturity date of the notes has been extended to January 31, 2013, February 18, 2013 or March 27, 2013 for the 24 notes.

On December 19, 2012, the Convertible Notes and the accrued interests were automatically converted to common stock when the Company closed on an offering of its common stock in which the gross proceeds exceeded the $4,000,000 threshold.  The Convertible Notes and accrued interest were converted into 1,252,550 shares of the Company’s common stock.

During the years ended December 31, 2012, the Company recorded amortization expense related to the deferred financing costs and the debt discount of $252,248 and $775,637, respectively.  During the years ended December 31, 2011, the Company recorded amortization expense related to the deferred financing costs and the debt discount of $40,444 and $124,363, respectively.

A summary of the 8% Senior Subordinated Unsecured Convertible Promissory Notes as of December 31, 2012 and 2011 are as follows:

	2012	2011

Principal amount	$900,000	$900,000
Less: original issuance discount	(150,000)	(150,000)
Less: discount related to fair value of derivative warrants	(377,150)	(377,150)
Less: discount related to the beneficial conversion feature	(372,850)	(372,850)
Add: amortization of discount	900,000	124,363
Less: principal amount converted to stock	(900,000)	-

Carrying value at December 31, 2012 and 2011, respectively	$-	$124,363

Note 6 – Derivatives

The Company has determined that certain warrants the Company has issued contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could result in modification of the warrants’ exercise price based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40. The warrants granted in connection with the issuance of the Company’s Stock Offering and 2012 Common Stock Offering (See Note 9), the Convertible Notes (See Note 5) and the placement agent warrants contain anti-dilution provisions that provide for a reduction in the exercise price of such warrants in the event that future common stock (or securities convertible into or exercisable for common stock) is issued (or becomes contractually issuable) at a price per share (a “Lower Price”) that is less than the exercise price of such warrant at the time. The amount of any such adjustment is determined in accordance with the provisions of the warrant agreement and depends upon the number of shares of common stock issued (or deemed issued) at the Lower Price and the extent to which the Lower Price is less than the exercise price of the warrant at the time.

Cactus Ventures, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Activities for derivative warrant instruments during the years ended December 31, 2012 and 2011 were as follows:

	Units	Fair Value

Balance, December 31, 2010	-	$-
Warrants issued with Convertible Notes (See Note 5)	287,061	377,150
Placement agent warrants related to issuance of Convertible Notes (See Note 5)	143,532	188,579
Warrants issued with Stock Offering (See Note 9)	1,972,785	2,591,900
Placement agent warrants related to issuance of stock (See Note 9)	986,393	1,295,950
Change in fair value	-	(13,966)

Balance, December 31, 2011	3,389,771	4,439,613

Warrants issued with Stock Offering (See Note 9)	242,190	318,087
Placement agent warrants related to Stock Offering (See Note 9)	121,095	159,044
Warrants issued with 2012 Common Stock Offering-A (See Note 9)	3,118,988	1,409,554
Warrants issued with 2012 Common Stock Offering-B (See Note 9)	1,559,505	1,665,697
Placement agent warrants related to 2012 Common Stock Offering (See Note 9)	467,845	499,707
Transfer from liability classification to equity classification	(3,753,056)	(4,231,324)
Change in fair value	-	(685,420)

Balance, December 31, 2012	5,146,338	$3,574,958

On December 19, 2012, as the result of the Share Exchange, it was determined that the floor for resetting the exercise price was met and the exercise price of the certain warrants was set to be $0.26 (before Exchange Ratio adjustment). Therefore, these warrants were considered indexed to the Company’s stock and qualified for the scope exception under FASB ASC 815-10 allowing for a transfer from liability classification to equity classification.

The fair values of the warrants issued in the Company’s stock and Convertible Notes Offering and the warrants issued to the Company’s placement agent were recognized as derivative warrant instruments at issuance and are measured at fair value at each reporting period. The Company determined the fair values of these warrants using a modified binomial valuation model.

The fair values of the derivative warrants were calculated using a modified binomial valuation model with the following assumptions at each balance sheet date, the transfer date on December 19, 2012, and the date for the new grants in January and December 2012. (The market value of common stock, adjusted exercise price and offering price presented does not reflect the impact of the Share Exchange.)

	December 31,	January 31,	December 19,	December 27,	December 31,
	2011	2012	2012	2012	2012

Market value of common stock on measurement date (1)	$0.37	$0.37	$0.39	$0.39	$0.39
Adjusted exercise price	$0.24 - $0.26	$0.23 - $0.26	$0.41 - $0.83	$0.22 - $0.26	$0.41 - $0.83
Risk free interest rate (2)	1.35%	1.24%	0.10% - 0.77%	0.94%	0.10% - 0.77%
Warrant lives in years	7 years	7 years	4 months/5years	6 years	4 months/5years
Expected volatility (3)	156%	157%	125% - 161%	161%	125% - 161%
Expected dividend yield (4)	-	-	-	-	-
Probability of stock offering in any period over 5 years (5)	25%	25%	25%	25%	25%
Range of percentage of existing shares offered (6)	35%	35%	35%	35%	35%
Offering price range (7)	$0.18 - $0.55	$0.13 - $0.56	$0.01 - $0.55	$0.12 - $0.60	$0.01 - $0.55

(1)	The market value of common stock is based on an enterprise valuation.

Cactus Ventures, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

(2)	The risk-free interest rate was determined by management using the average of 5 and 7 year and the 3-month Treasury Bill as of the respective measurement date.

(3)
Because the Company does not have adequate trading history to determine its historical trading volatility, the volatility factor was estimated by management using the historical volatilities of comparable companies in the same industry and region.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management has determined that the probability of a stock offering is 25% for each quarter of the next five years.

(6)	Management estimates that the range of percentages of existing shares offered in each stock offering will be between 35% of the shares outstanding.

(7)	Represents the estimated offering price range in future offerings as determined by management.

Note 7 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Net operating losses	$13,609,036	$13,089,314
Share-based compensation	1,497,556	741,420
Other differences in tax basis	233,043	4,749

Total deferred tax assets	15,339,634	13,835,483
Less: valuation allowance	(15,339,634)	(13,835,483)

Deferred tax assets, net	$-	$-

As of December 31, 2012, for U.S. federal income tax reporting purposes, the Company has approximately $43 million of unused net operating losses (“NOLs”) available for carry forward to future years. The benefit from the carry forward of such NOLs will begin expiring during the year ended December 31, 2020. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOLs carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

The difference between the income tax provision and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax income (loss) for the years ended December 31, 2012 and 2011 are as follows:

	For the years ended
	December 31, 2012		December 31, 2011

Federal income taxes at 34%	$(2,842,810)	-34.00%	$(1,171,230)	-34.00%
Share-based compensation costs	756,136	9.04%	736,796	21.39%
Change in fair value of derivatives	233,043	2.79%	4,748	0.13%
Amortization of debt discounts	349,480	4.18%	56,033	1.63%
Change in valuation allowance	1,504,151	17.99%	373,653	10.85%

Provision for income tax	$-	-	$-	-

Cactus Ventures, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 8 – Commitments and Contingencies

The Company has entered into license and research and development agreements with third parties under which the Company is obligated to make payments in the form of upfront payments as well as milestone and royalty payments. Notable inclusions in this category are:

a.
Abbott Biotherapeutics Corp – The Company entered into a Product Development and Patent License Agreement with Abbott Biotherapeutics Corp. (formerly Facet Biotech formerly known as Protein Design Labs) in 2003 to secure exclusive rights to a specific antibody when conjugated with alpha emitting radioisotopes. Upon execution of the agreement, the Company made a license fee payment of $3,000,000.

The Company agreed to make milestone payments totaling $7,750,000 for the achievement of the following agreed to and contracted milestones:

Milestones	Payments

(1) when Company initiates a Phase I Clinical Trial of a licensed product	$750,000
(2) when Company initiates a Phase II Clinical Trial of a licensed product	750,000
(3) when Company initiates a Phase III Clinical Trial of a licensed product	1,500,000
(4) Biological License Application filing with U.S. FDA	1,750,000
(5) First commercial sale	1,500,000
(6) after the first $10,000,000 in net sales	1,500,000

Under the agreement, the Company shall pay to Abbott Biotherapeutics Corp on a country-by-country basis a royalty of 12% of net sales of all licensed products until the later of: (1) 12.5 years after the first commercial sale, or (2) when the patents expire.

As of December 31, 2012, the Company met its first milestone and upon reaching the milestone the Company paid Abbott Biotherapeutics Corp. a milestone payment of $750,000 on July 24, 2012.  The milestone payment for the Phase I Clinical Trial was recorded as research and development expense.

b.
MSKCC – In February 2002, the Company entered into a license agreement with MSKCC that requires a technology access fee of $50,000 upon execution, an annual maintenance fee of $50,000 and an annual research funding of $50,000 for as long as the agreement is in force.

Milestones	Payments

1) filing of an New Drug Application (“NDA”) or regulatory approval
for each licensed product	$750,000
(2) upon the receipt of regulatory approval from the U.S. FDA for each
licensed product	1,750,000

Under the agreement, the Company shall pay to MSKCC on a country-by-country basis a royalty of 2% of net sales of all licensed products until the later of: (1) 10 years from the first commercial sale, or (2) when the patents expire.

The Company expects to file the NDA for regulatory approval in 2015.

c.
Oak Ridge National Laboratory (ORNL) – API has contracted to purchase radioactive material to be used for research and development through December 2012. API is contracted to purchase $233,100 of radioactive material to be used for research and development, with a renewal option at the contract end.  The Company is currently negotiating the 2013 agreement.

Cactus Ventures, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

d.
AptivSolutions provides project management services for the study of the drug Ac-225-HuM195 (Actimab-A) used in the Company clinical trials, Phase I and Phase II.  The total project is estimated to cost $1,859,333 and requires a 12.5% down payment of the total estimated project cost.  The down payment totaling $239,000 was paid in 2007 and 2012.  On August 6, 2012, the agreement was amended to provide for additional services.  The total project is now estimated at $1,997,732.  AptivSolutions bills the Company when services are rendered and the Company records the related expense to research and development costs.

e.
On June 15, 2012, the Company entered into a license and sponsored research agreement with Fred Hutchinson Cancer Research Center (FHCRC). The Company will build upon previous and ongoing clinical trials, with BC8 (licensed antibody) and eventually develop a clinical trial with Actinium 225.  FHCRC has currently completed Phase I and Phase II of the clinical trial and the Company intends to start preparation for a pivotal trial leading to an FDA approval.  The Company has been granted exclusive rights to the BC8 antibody and related master cell bank developed by FHCRC.  The cost to develop the trial will range from $13.2 million to $23.5 million, depending on the trial design as required by the FDA.  Under the terms of the sponsored research agreement, the Company will fund the FHCRC lab with $150,000 per year for the first two years and $250,000 thereafter.  Payments made toward funding the lab will be credited toward royalty payments owed to FHCRC in the given year.  A milestone payment of $1 million will be due to FHCRC upon FDA approval of the first drug.  Upon commercial sale of the drug, royalty payments of 2% of net sales will be due to FHCRC.

f.
On March 27, 2012, the Company entered into a clinical trial agreement with Memorial Sloan Kettering Cancer Center.  The Company will pay $31,185 for each patient that has completed the clinical trial. Upon execution of the agreement, the Company is required to pay a start-up fee of $79,623.  The amount due of $79,623 was paid on July 10, 2012.

g.
On May 9, 2011, Actinium entered into a transaction management agreement with Jamess Capital Group, LLC. (formerly known as Amerasia Capital Group, LLC), a consulting firm affiliated with Mr. Sandesh Seth, a Director of Cactus Ventures, Inc. by virtue of his position as a director of Actinium Pharmaceuticals.  Mr. Seth is a Managing Partner of the consulting firm some of whose member interests are held by entities owned by officers and employees of the Placement Agent.  None of Cactus’ current officers or directors had a prior relationship or affiliation with Cactus prior to the closing of the Share Exchange.  Pursuant to the agreement, the management firm was engaged to provide consulting services to Actinium related to the consummation of a going public transaction for Actinium.  The management firm received a monthly fee of $12,500 which is terminable by the Company three months after the effective date of the going public transaction and designees of Jamess, including entities affiliated with Mr. Seth, were issued warrants to purchase common stock equal to 10% of the fully-diluted capital stock of the Company as of the effective date of the going public transaction. The fully diluted shares for this calculation included all issued and outstanding shares as well as those reserved under the Employee Stock Option Plan.  Jamess Capital Group does not retain beneficial ownership of the warrants as they were issued to designess of the members in amounts which do not qualify either Jamess or the warrant holders for inclusion in the beneficial ownership table.  The warrants contain a provision wherein the holder may waive the 90 day exercise notice requirement by giving 65 days prior notice of such waiver.  The shares available by exercise of this Warrant are also restricted and may not be sold or otherwise transfered until the earlier of twelve months from the closing date of the Pubco Transaction; or for six months after the planned Registration Statement is declared effective. The consulting firm is also eligible to be reimbursed upon the submission of proper documentation for ordinary and necessary out-of-pocket expenses not to exceed $5,000 per month.

h.
On July 19, 2012, the Company entered into a clinical trial agreement with FHCRC.  The Company will pay $31,366 for each patient that has completed the clinical trial. Upon execution of the agreement, the Company is required to pay a start-up fee of $19,749.  During the clinical trial additional fees apply and will be invoiced when applicable.  The amount due has not been invoiced but accrued by the Company as of December 31, 2012.

i.
On August 28, 2012, the Company entered into a clinical trial agreement with The University of Texas M.D. Anderson Cancer Center.  The total estimated cost of conducting the clinical trial is $481,204, which includes a non- refundable institutional fee of $14,500.  The estimated cost is based on treating 24 patients through 2013.  Upon execution of the agreement, the Company is required to make a payment of $33,946.   The amount due has not been invoiced but accrued by the Company as of December 31, 2012.

j.
On September 26, 2012, the Company entered into a clinical trial agreement with Johns Hopkins University.  The Phase I/II clinical trial will be conducted with Actinium 225.  The clinical trial will be conducted under the protocols established by the Company and pursuant to an Investigational New Drug Exemption (IND 10807) held by the Company.  The Company will pay $38,501 per patient, who has completed the clinical trial. The Company is required to pay a start-up fee of $22,847, an annual pharmacy fee of $2,025 and an amendment processing fee of $500, when applicable.  The amount due has not been invoiced but accrued by the Company as of December 31, 2012.

Cactus Ventures, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

k.
On November 21, 2012, the Company entered into a clinical trial agreement with the University of Pennsylvania.  The Phase I/II clinical trial will be conducted with Actinium 225.  The clinical trial will be conducted under the protocols established by the Company and pursuant to an Investigational New Drug Exemption (IND 10807) held by the Company.  The Company will pay $31,771 per patient, who has completed the clinical trial. The Company will be required to pay a start-up fee of $16,000 and additional administrative fees, when applicable.

On August 1, 2012, the Company entered into a rental agreement for office space at 501 Fifth Avenue, 3rd Floor, New York, NY 10017.  The agreement terminates January 31, 2013 unless a Notice of Termination is provided to the landlord 60 days prior to January 1, 2013.  The agreement automatically renews on a month-to-month basis and requires a two month notice of termination.  The Company paid a two month refundable deposit.

Note 9 – Equity

From inception to December 31, 2010, the Company raised $42,711,791 by issuing 5,707,259 shares of the Company’s stock and issued 66,402 shares valued at $398,810 for services.

During 2011, the Company raised $6,184,967 by selling 7,891,141 shares of the Company’s stock and warrants to purchase 19,972,785 shares of the Company’s stock through an offering (“Stock Offering”).  A net amount of $5,379,367 was received by the Company in 2011. The Company paid Laidlaw & Company (UK) Ltd. (“Laidlaw & Co.”), the placement agent, total cash fees of $742,196, which consisted of placement agent commission of $618,497 and expense reimbursement of $123,699. The Company also issued Laidlaw & Co. warrants to purchase an aggregate of 986,393 shares of the Company’s common stock, with an exercise price of $0.78 per share and a term of 7 years. These placement agent warrants were valued at their grant date fair value of $188,579. In addition, the Company paid Laidlaw & Co.’s outside counsel, McCormick & O’Brien PLLC, $60,904 for its services as the placement agent’s legal counsel and Signature Bank $2,500 for the bank escrow fee.

During 2012, the Company raised $759,300 by selling 968,759 shares and warrants to purchase 242,190 shares of the Company’s common stock under the Company’s Stock Offering.  A net amount of $660,164 was received by the Company in 2012. The Company paid Laidlaw & Co. total cash fees of $91,116, which consisted of placement agent commission of $75,930 and expense reimbursement of $15,186. The Company also issued Laidlaw & Co. warrants to purchase an aggregate of 121,095 shares of the Company’s common stock, with an exercise price of $0.78 per share and a term of 7 years. These placement agent warrants were valued at their grant date fair value of $159,044. In addition, the Company paid Laidlaw & Co.’s outside counsel, McCormick & O’Brien PLLC, $8,020 for its services as the placement agent’s legal counsel.

Cactus Ventures, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

In 2012, the Company also raised $5,151,450 through an offering of 3,118,988 shares of its common stock and “A Warrants” to purchase 3,118,988 shares of the Company’s common stock, exercisable at a price of $1.65 per share for a period of 120 days from the day of the final closing of the offering, and “B Warrants” to purchase 1,559,505 shares of the Company’s common stock, exercisable at a price of $2.48 per share for a period of 5 years from the date of the final closing of the offering. (“2012 Common Stock Offering”)  A net amount of $4,469,776 was received by the Company. Pursuant to the 2012 Common Stock Offering agreement, the Company paid Laidlaw & Co. total cash fees of $618,174, which consisted of placement agent commission of $515,145 and expense reimbursement of $103,029. The Company also issued the placement agent warrants to purchase an aggregate of 467,845 shares of the Company’s common stock, with an exercise price of $0.78 per share and a term of 5 years. These placement agent warrants were valued at $499,707 and recorded as derivative liabilities.  In addition, the Company paid the Laidlaw & Co.’s outside counsel, Richardson & Patel, LLP, $60,000 for its services as the Laidlaw & Co.’s legal counsel and Signature Bank $3,500 for the bank escrow fee.

During 2012, the Company’s convertible notes, plus accrued interest, were converted to 1,252,550 shares of the Company’s common stock as a result of the 2012 Common Stock Offering.

As a result of the Share Exchange described in Note 1, the Company issued 400,000 shares to the original shareholders of the Company and 1,986,566 shares to the former shareholders of Actinium.

Placement Agent – In connection with the money raised in 2011, the Company issued Laidlaw & Co. warrants to purchase an aggregate of 1,129,925 shares of common stock, with an exercise price of $0.78 per share.  With the money raised in 2012, the Company issued Laidlaw & Co. warrants to purchase an aggregate of 588,940 shares of common stock, with an exercise price of $0.78 per share.

Management Firm – In 2011, the Company entered into a management agreement with Jamess Capital Group, LLC (formerly, AmerAsia Inc., “Jamess”) for Jamess to provide consulting services related to funding and Actinium becoming a publicly traded entity. A director of the Company is the principal of Jamess. In 2011, the Company incurred $96,744 in management fees. In addition, Actinium issued Jamess warrants to purchase an aggregate of 1,974,774 shares of common stock, with an exercise price of $0.01 per share. The warrants have a fair value of $2,153,442 (see Note 11) and included a cashless exercise provision.  In 2012, the Company issued Jamess warrants to purchase 1,716,340 shares of common stock with an exercise price of $0.01 per share. The warrants have a fair value of $1,957,754 (see Note 11) and included a cashless exercise provision.

Cactus Ventures, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 10 – Stock Option Plan

The Company has adopted a 2003 Stock Plan under which it may grant up to 757,575 options to purchase common stock. The 2003 Stock Plan was amended in 2008 to increase the number of shares that it may grant up to 978,154. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of the grant. However, since the Company is not publicly traded, the fair market value of the stock represents the Board of Directors’ best estimate, based on the information available, on the date of the grant. The awards generally vest over a four or five year period at a rate of approximately 2% per month.

In 2011, the 2003 Stock Plan was amended to increase the number of shares by 3,217,880.  Total shares reserved for issuance under the Plan will be increased to 6,155,280.

In accordance with the terms of the 2012 Common Stock Offering, the Company adopted a 2012 Employee Stock Option Plan (“2012 ESOP”) and reserved 15% of the total issued and outstanding shares as of the final closing of the 2012 Common Stock Offering.  Total shares reserved for issuance under the 2012 ESOP was 9,455,776 shares.

During 2006, options to purchase 206,060 shares of common stock were granted to several employees at an exercise price of $1.35 per share. These options have a term of 10 years and vest over a 4-5 year period. Fair value of $1,051,281 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include (1) discount rate of 4.29% (2) expected life of 5 years, (3) expected volatility of 156%, and (4) zero expected dividends.

During 2007, options to purchase 113,220 shares of common stock were granted to several employees at an exercise price of $1.35 per share. These options have a term of 10 years and vest over a 4-5 year period. Fair value of $137,652 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include (1) discount rate of 3.46% (2) expected life of 5 years, (3) expected volatility of 143%, and (4) zero expected dividends.

During 2008, options to purchase 69,941 shares of common stock were granted to an employee at an exercise price of $0.90 per share. These options have a term of 10 years and vest over a 4-5 year period. Fair value of $44,159 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include (1) discount rate of 3.46% (2) expected life of 5 years, (3) expected volatility of 139%, and (4) zero expected dividends.

During 2009, 20,613 options to one employee were cancelled as the result of termination of the employment and 128,050 options to one employee were forfeited as the employee deceased during the year.

During the year of 2010, options to purchase 33,300 shares of common stock were granted to an employee at an exercise price of $0.90 per share. These options have a term of 10 years and vest over a 4-5 year period. Fair value of $24,996 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include (1) discount rate of 2.16% (2) expected life of 5 years, (3) expected volatility of 171%, and (4) zero expected dividends.

In February 2012, the Company re-priced 273,859 units of employee stock options to reflect the current per share fair market value of the Company’s common stock. The exercise prices of all of the current outstanding stock options were reduced to $1.28 per share. The Company recorded an incremental compensation cost of $34,879 as a result of the re-pricing of options.

During 2012, options to purchase 2,056,275 shares of common stock were issued to several employees and consultants at an exercise price ranging from $0.78 to $1.5 per share.  These options have a term of 10 years and vest over a 4 year period. The fair value of $1,519,777 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.8% (2) expected life of 7 years, (3) expected volatility of 160.44% ~ 162.49%, and (4) zero expected dividends.

Cactus Ventures, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

The following is a summary of stock option activities for the years ended December 31, 2012 and 2011:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of Units	Exercise Price	Term (in years)	Value

Outstanding, December 31, 2010	273,859	$1.29	5.51	$-
Granted	-	-	-

Outstanding, December 31, 2011	273,859	1.29	5.51	-
Granted	2,056,275	0.96	8.89

Outstanding, December 31, 2012	2,330,134	$0. 96	8.91	$685,800

All options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at December 31, 2012 and 2011 were $1,998,435 and $14,528, respectively. During the years ended December 31, 2012 and 2011, the Company recorded option expense of $266,172 and $19,935, respectively.

Note 11 – Warrants

During the year ended December 31, 2011, warrants to purchase 1,974,774 shares of common stock were granted to the Management Firm at an exercise price of $0.01 per share. These warrants have a term of 7 years and vest immediately. Fair value of $2,153,442 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include (1) discount rate ranging from 1.92% to 3.17%, (2) warrant life of 10 years, (3) expected volatility ranging from 64.77% to 70.72%, and (4) zero expected dividends. The management firm receives warrants equal to ten (10%) percent of the issued and outstanding capital stock of the Company on a fully-diluted basis on the effective date of the agreement.  The warrants are subject to weighted average non-dilution provisions to be calculated on the basis of the post-money fully diluted capitalization of the Company upon closing of any transaction, financing or otherwise, up to and including the Public Company transaction, provided that such anti-dilution provisions shall not extend beyond the date of any exercise of the warrants by the management firm prior to the closing of the Public Company transaction. Since these warrants vest immediately, the Company recorded the entire fair value of $2,153,442 as stock-based compensation expense during the year on these warrants issued by the Company.

During the year ended December 31, 2011, the Company also issued the following warrants:

Warrants issued with convertible notes (See Note 5)	287,061
Warrants issued to investors with Stock Offering (See Note 9)	1,972,766
Placement agent warrants related to issuance of:
Convertible Notes	143,532
Stock Offering (See Note 6 and Note 9)	986,383

Total	3,389,752

Cactus Ventures, Inc.
(A Development Stage Company)
Notes to Consolidated Financial Statements

During the year ended December 31, 2012, warrants to purchase an aggregate of 1,716,340 shares of common stock were granted to the Management Firm at an exercise price of $0.01 per share. These warrants have a term of 7 years and vest immediately. Fair value of $1,957,754 was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include (1) discount rate of 1.82%, (2) warrant life of 7 years, (3) expected volatility of 60.64%, and (4) zero expected dividends.  Since these warrants vest immediately, the Company recorded the entire fair value of $1,957,754 as stock-based compensation expense during the year on these warrants issued by the Company.

During the year ended December 31, 2012, the Company also issued the following warrants:

Warrants issued to investors with Stock Offering (See Note 6)	242,189
Warrants issued to investors with Common Stock	4,678,491
Placement agent warrants related to issuance of:
Stock Offering (See Note 6 and Note 9)	121,094
2012 Common Stock Offering	467,845
Warrants issued to investors with stock – accrued dividend	180,115
Total	5,689,734

The following is a summary of warrant activities for the years ended December 31, 2011 and 2012:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of Units	Exercise Price	Term (in years)	Value

Outstanding, December 31, 2010	-	$-	-	$-
Granted	5,364,557	0.51	6.76

Outstanding, December 31, 2011	5,364,557	0.51	6.76	3,261,367
Granted	7,406,079	1.32	3.76

Outstanding, December 31, 2012	12,770,636	$0. 97	4.48	$6,114,768

Note 12 – Employee Defined Contribution Plan

In 2004, the Company established an employee deferred contribution plan. The plan requires 12 consecutive months of service and a minimum of 500 hours of service for participation. The Plan provides for employer matching of 50% of the employee contribution and discretionary contributions. Employees can contribute up to the maximum allowable under the Internal Revenue Service Code Section 401(k). The amount contributed by the Company for the years ended December 31, 2012 and 2011 was $8,942 and $8,885, respectively.

Note 13 – Subsequent Events

In February 28, 2013, the Company entered into a Separation and Settlement Agreement with its former CEO, Jack Talley. Pursuant to the agreement, the Company will pay Mr. Talley in 2 equal installments the aggregate amount of $250,000 and a performance bonus of $60,000 for his service from August 15, 2012 to December 31, 2012. The $60,000 bonus was included in the accounts payable and accrued liabilities on the Company’s balance sheet at December 31, 2012.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no disagreements related to accounting principles or practices, financial statement disclosure, internal controls or auditing scope or procedure during the two fiscal years and interim periods, including the interim periods up through the date the relationship ended.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed and submitted under the Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of its executive officer, the Company has evaluated the effectiveness of its disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this Annual Report. Based on that evaluation, the sole executive officer of the Company has concluded that, as of the end of the period covered in this Annual Report, these disclosure controls and procedures were ineffective.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer (our President and Chief Executive Officer) and our Principal Accounting and Financial Officer (our Chief Financial Officer) to allow for timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluation the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control system was designed to, in general, provide reasonable assurance to the Company’s management and board regarding the preparation and fair presentation of published financial statements, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  The framework used by management in making that assessment was the criteria set forth in the document entitled “ Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, our CEO and CFO have determined and concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was not effective.

Management’s assessment identified several material weaknesses in our internal control over financial reporting. These material weaknesses include lack of segregation of duties and a lack of adequate documentation of our system of internal control.

To address these weaknesses, management is seeking a full time Chief Financial Officer who is familiar with the public company reporting rules and has established an Audit Committee. Due to the Company’s small number of employees the lack of segregation of duties continues to exist. The Company has yet to begin the process of documenting the system of internal control.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, fourth quarter of the fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

The following sets forth information about our directors and executive officers as of the date of this Report:

Name	Age	Position
Sergio Traversa, MBA	52	Interim Chief Executive Officer, President, Interim Chief Financial Officer and Director
Dragan Cicic, MD	49	Chief Operating Officer and Chief Medical Officer
Rosemary Mazanet, MD, PhD	57	Director
David Nicholson, PhD	58	Director
Sandesh Seth, MS, MBA	48	Director

Background of Officers and Directors

Sergio Traversa, Interim Chief Executive Officer and President, Interim Chief Executive Officer and Director

Dr. Traversa has been a Director of the Company since August, 2012.  Dr. Traversa is also the Chief Executive Officer of Relmada Therapeutics Inc..  Previously, he was the co-founder and CEO of Medeor Inc. a spinoff pharmaceutical company from Cornell University.  Dr. Traversa has over 25 years of experience in the healthcare sector in the United States and Europe, ranging from management positions in the pharmaceutical industry to investing and strategic advisory roles. He has held financial analyst, portfolio management and strategic advisory positions at large U.S. investment firms specializing in healthcare, including Mehta and Isaly and Mehta partners, ING Barings, Merlin BioMed and Rx Capital. Dr. Traversa was a founding partner of Ardana Capital, a pharmaceutical and biotechnology investment advisory firm. In Europe, he held the position of Area Manager for Southern Europe (Italy, Spain, Greece and Portugal) of Therakos Inc., a cancer and immunology division of Johnson & Johnson. Prior to Therakos, Dr. Traversa was at Eli Lilly, where he served as Marketing Manager of the Hospital Business Unit. He was also a member of the CNS team at Eli Lilly, where he participated in the launch of Prozac and the early development of Zyprexa and Cymbalta. Dr. Traversa started his career as a sales representative at Farmitalia Carlo Erba, the largest pharmaceutical company in Italy later sold to Pharmacia and now part of Pfizer. Dr. Traversa holds a Laurea degree in Pharmacy from the University of Turin (Italy) and an MBA in Finance and International Business from the New York University Leonard Stern School of Business.

Dragan Cicic, MD, MBA, Chief Operating Officer and Chief Medical Officer

Dragan Cicic is the COO and CMO of the Company and Actinium. He joined the company in 2005 and previously held the position of the CEO and prior to that of the Medical Director at Actinium. Dr. Cicic joined Actinium from the position of Project Director of QED Technologies Inc., a life sciences strategic consulting and transactional group focused on emerging biotech, pharmaceuticals and medical devices companies. Dr. Cicic prepared business and strategic plans on behalf of those clients and assisted them in raising funding. He also represented corporate and private investors in identifying acquisition and/or investment targets and negotiating, structuring and consummating deals. Prior to joining QED Technologies, Dr. Cicic was an investment banker with SG Cowen Securities.

Dr. Cicic graduated as a Medical Doctor from the School of Medicine at The Belgrade University, and received his MBA from Wharton School at The University of Pennsylvania. He was also a Nieman Fellow at Harvard University.

Rosemary Mazanet MD, PhD, Director

Rosemary Mazanet is a Director of the Company and a life sciences investment professional and executive with management and drug development experience. She is a Co-Founder and CSO of Apelles Investment Management, LLC, a public and private equity investment firm, focused on healthcare and the CEO of Diabetes America, Inc., the premier network of diabetes care and management centers. Prior to that, Dr. Mazanet was a General Partner, Director of Research and CSO of Oracle Partners, LP, a $1 Billion healthcare hedge fund. Dr. Mazanet has also been the CEO of several life sciences companies, including Breakthrough Therapeutics LLC and Access Pharmaceuticals (OTC: ACCP). She started her career in business as a Sr. Director of Clinical Research with Amgen, Inc.

In addition, Dr. Mazanet is a trustee of the University of Pennsylvania School of Medicine/Hospital and a director with and Cellumen, Inc. She trained in internal medicine at the Brigham and Women’s Hospital and in oncology at the Dana Farber Cancer Institute, both part of the Harvard Medical system, where she was a staff physician prior to joining Amgen. Dr. Mazanet holds a B.A. in Biology from the University of Virginia and an M.D. and a Ph.D. from the University of Pennsylvania.

C. David Nicholson, BS, PhD, Director

C. David Nicholson is a Director of the Company and joined the Executive Committee of Bayer CropScience on March 5, 2012 as Head of Research & Development responsible for the integration of the company’s R&D activities into one global organization. Dr. Nicholson graduated in pharmacology, earning his B.Sc. from the University of Manchester (1975) and his Ph.D. from the University of Wales (1980). Between 1978 and 1988, Dr. Nicholson worked in the pharmaceutical industry for the British company Beecham-Wülfing in Gronau, Germany. The main emphasis of his activities as group leader in a multidisciplinary project group was the development of cardiovascular drugs.

From 1988-2007, Dr, Nicholson held various positions of increasing seniority in the UK, the Netherlands and the USA with Organon a Business Unit of Akzo Nobel. Ultimately he became Executive Vice President, Research & Development, and member of the Organon Executive Management Committee. He implemented change programs, leading to maximizing effectiveness in research & development, ensuring customer focus and the establishment of a competitive pipeline of innovative drugs. In 2007, Dr. Nicholson transferred to Schering-Plough, Kenilworth, New Jersey, USA, as Senior Vice President, responsible for Global Project Management and Drug Safety. From 2009 to December 2011, he was Vice President Licensing and Knowledge Management at Merck in Rahway, New Jersey, USA, reporting to the President of Merck R&D. As an integration team member, David Nicholson played a role in the strategic mergers of Organon BioSciences, the human and animal health business of Dutch chemical giant Akzo-Nobel, and Schering-Plough in 2007 as well as of Schering-Plough and Merck in 2009. C. David Nicholson is presently on the Board of multiple biotechnology companies, including Actinium Pharmaceuticals, Inc.

Sandesh Seth, MS, MBA, Director

Mr. Sandesh Seth is a Director of the Company and also the Head of Healthcare Investment Banking at Laidlaw & Company (UK) Ltd. (the ”Placement Agent”) which has served as the company’s Placement Agent. Mr. Seth has over 20 years of experience which includes prior investment banking at Cowen & Co., equity research at Bear Stearns and Commonwealth Associates and in the pharmaceutical industry at Pfizer, Warner-Lambert, and SmithKline Beecham in strategic planning, business development and R&D project management respectively. Mr. Seth’s financial services experience includes 75+ completed transactions in which $5 billion+ in capital was raised. Transactions included venture investments, private placements, IPOs, FOs, PIPEs, Convertible and High-Yield Debt. Mr. Seth was also involved with various strategic initiatives such as mergers and acquisitions, leveraged and management buy-outs, and licensing and joint ventures, including the $100 billion merger of Pfizer and Warner-Lambert and the $20 billion merger of Pharmacia & Upjohn with Monsanto. Mr. Seth has an MBA in Finance from New York University; an M.S. in the Pharmaceutical Sciences from the University of Oklahoma Health Center and a B.Sc. in Chemistry from Bombay University. He has published several scientific articles and was awarded the University Regents Award for Research Excellence at the University of Oklahoma. Mr. Seth was designated as Regulatory Affairs Certified (R.A.C.) by the Regulatory Affairs Professionals Society which signifies proficiency with U.S. FDA regulations. He also holds the following Securities Industry Licenses: Series 7, 79 and 63.

Corporate Governance

The business and affairs of the Company are managed under the direction of the Board of Directors.

Term of Office

Directors are appointed for a one-year term to hold office until the next annual general meeting of stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our Board and hold office until removed by our Board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. Our bylaws provide that officers are appointed annually by our Board and each executive officer serves at the discretion of our Board.

Director Independence

We use the definition of “independence” of The NASDAQ Stock Market to make this determination.  NASDAQ Listing Rule 5605(a)(2) provides that an “independent director” is a person other than an officer or employee of the company or any other individual having a relationship which, in the opinion of the Company’s Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  The NASDAQ listing rules provide that a director cannot be considered independent if:

●	the director is, or at any time during the past three years was, an employee of the company;
●
the director or a family member of the director accepted any compensation from the company in excess of $120,000 during any period of 12 consecutive months within the three years preceding the independence determination (subject to certain exclusions, including, among other things, compensation for board or board committee service);

●	a family member of the director is, or at any time during the past three years was, an executive officer of the company;
●
the director or a family member of the director is a partner in, controlling stockholder of, or an executive officer of an entity to which the company made, or from which the company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year or $200,000, whichever is greater (subject to certain exclusions);

●
the director or a family member of the director is employed as an executive officer of an entity where, at any time during the past three years, any of the executive officers of the company served on the compensation committee of such other entity; or

●
the director or a family member of the director is a current partner of the company’s outside auditor, or at any time during the past three years was a partner or employee of the company’s outside auditor, and who worked on the company’s audit.

Our Common Stock is not currently quoted or listed on any national exchange or interdealer quotation system with a requirement that a majority of our board of directors be independent and, therefore, the Company is not subject to any director independence requirements. Under the following three NASDAQ director independence rules a director is not considered independent: (a) NASDAQ Rule 5605(a)(2)(A), a director is not considered to be independent if he or she also is an executive officer or employee of the corporation, (b) NASDAQ Rule 5605(a)(2)(B), a director is not consider independent if he or she accepted any compensation from the company in excess of $120,000 during any period of twelve consecutive months within the three years preceding the determination of independence, and (c) NASDAQ Rule 5605(a)(2)(D), a director is not considered to be independent if he or she is a partner in, or a controlling shareholder or an executive officer of, any organization to which the company made, or from which the company received, payments for property or services in the current or any of the past three fiscal years that exceed 5% of the recipient's consolidated gross revenues for that year, or $200,000. Under such definitions, David Nicholson and Sergio Traversa are the only independent directors.

Committees of the Board of Directors

On December 28, 2012, our board of directors formed two standing committees: audit and compensation. Actions taken by our committees are reported to the full board. Each of our committees has a charter and each charter is posted on our website.

Audit Committee	Compensation Committee
Dr. Sergio Traversa*	Dr. David Nicholson*
Dr. David Nicholson	Dr. Rosemary Mazanet
Dr. Rosemary Mazanet	Sandesh Seth

* Indicates committee chair

Audit Committee

Our audit committee, which currently consists of three directors, provides assistance to our board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, financial reporting, internal control and compliance functions of the company. Our audit committee employs an independent registered public accounting firm to audit the financial statements of the company and perform other assigned duties. Further, our audit committee provides general oversight with respect to the accounting principles employed in financial reporting and the adequacy of our internal controls. In discharging its responsibilities, our audit committee may rely on the reports, findings and representations of the company’s auditors, legal counsel, and responsible officers. Our board has determined that all members of the audit committee are financially literate within the meaning of SEC rules and under the current listing standards of the Nasdaq Capital Market. Our board has also determined that Dr. Traversa qualifies as an “audit committee financial expert.”

Compensation Committee

Our compensation committee, which currently consists of three directors, establishes executive compensation policies consistent with the company’s objectives and stockholder interests. Our compensation committee also reviews the performance of our executive officers and establishes, adjusts and awards compensation, including incentive-based compensation, as more fully discussed below. In addition, our compensation committee generally is responsible for:

●	establishing and periodically reviewing our compensation philosophy and the adequacy of compensation plans and programs for our directors, executive officers and other employees;

●
overseeing our compensation plans, including the establishment of performance goals under the company’s incentive compensation arrangements and the review of performance against those goals in determining incentive award payouts;

●	overseeing our executive employment contracts, special retirement benefits, severance, change in control arrangements and/or similar plans;

●	acting as administrator of any company stock option plans; and

●	overseeing the outside consultant, if any, engaged by the compensation committee.

Our compensation committee periodically reviews the compensation paid to our non-employee directors and the principles upon which their compensation is determined. The compensation committee also periodically reports to the board on how our non-employee director compensation practices compare with those of other similarly situated public corporations and, if the compensation committee deems it appropriate, recommends changes to our director compensation practices to our board for approval.

Outside consulting firms retained by our compensation committee and management also will, if requested, provide assistance to the compensation committee in making its compensation-related decisions.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To our knowledge, none of our current directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
●
had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●
been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●
been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●
been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Except as set forth in our discussion below in “Certain Relationships and Related Transactions,” none of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics

The Company has adopted a code of ethics, a copy of which is attached as Exhibit 14.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 28, 2013.

Compliance with Section 16 (a) of the Exchange Act

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of the date of this Report, our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2012, December 31, 2011 and December 31, 2010 by our Chief Executive Officer and the two next most highly compensated executive officers.

Name/Position	Year	Salary		Bonus		Option Awards		All Other Compensation		Total
Jack Talley, former CEO, resigned on February 28, 2013	2012 2011 2010		$250,000 - -	$	- - -		$58,412 - -	$	- - -		$308,412 - -
Dragan Cicic, COO	2012 2011 2010		$190,658 190,658 190,658	$	- 50,000 -		$58,426 9,717 9,717	$	- - -		$249,084 250,375 200,375
Enza Guagenti, former CFO, resigned on March 9, 2013	2012 2011 2010		$90,000 - -	$	- - -		$3,394 - -	$	- - -		$93,394 - -
Diane Button,CEO, CFO, resigned as the Company's CEO and CFO on December 28, 2012.	2012 2011 2010	$ $ $	- - -	$ $ $	- - -	$ $ $	- - -	$ $ $	- - 6,000	$ $ $	- - 6,000

Under the terms of Dr. Cicic’s employment contract and the agreed upon written terms of employment for Ms. Guagenti, these employees are entitled to receive severance of twelve months, twelve months and three months base salary, respectively, upon termination by the Company without cause, or upon resignation within thirty days after a change in job responsibilities and a reduction in base salary. On February 28, 2013, Mr. Talley resigned as Chief Executive Officer and Director of the Company and Actinium. On March 9, 2013, Ms. Guagenti resigned as Chief Financial Officer of the Company and Actinium.

As an “emerging growth company” we will not be required to provide information relating to the ratio of total compensation of our Chief Executive Officer to the median of the annual total compensation of all of our employees, as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Director Compensation

Historical non-management Directors of the Company do not receive any cash compensation. Commencing October 1, 2012, non-management Directors of Actinium (and now the Company) began to receive a quarterly cash retainer of $7,500 per calendar quarter for their service on the Board of Directors. They also receive reimbursement for out-of-pocket expenses and certain directors have received stock option grants for shares of Company Common Stock as described in the beneficial ownership table Item 12 of this Report.

Employment Agreements

On July 23, 2012, Actinium entered into an employment agreement with Jack Talley, as our, Chief Executive Officer. The initial term of employment was for a period of three (3) years, provided that Mr. Talley’s employment with the company will be on an “at will” basis.  Actinium agreed to pay a base salary of $250,000 per annum.  The board will review Mr. Talley’s base salary with help of an independent compensation consultant to adjust his base salary to be competitively aligned to a range between the 25th and 75th percentile of the relevant market data of CEO positions of similarly situated publicly traded biotec companies.  Mr. Talley is also entitled to participate in an executive bonus program, which shall be established by the board pursuant to which the board shall award bonuses to Mr. Tally, based on achievement of written individual and corporate objectives such as the board shall determine.  Upon the attainment of such performance objectives, in addition to base salary, Mr. Talley shall be entitled to a cash bonus in an amount to be determined by the Board up to fifty percent (50%) of his base salary. Actinium also agreed to grant to Mr. Talley an option grant to purchase common shares of the Company equal to three percent (3.0%) of the Company's issued and outstanding equity (common and preferred shares) on a fully diluted basis. Such options will have an exercise price of $0.784 cents per share which is equal to fair market value as determined by the board on the date of the grant. Twenty-eight percent (28%) of the initial options granted shall vest twelve months after the date of grant and two percent (2%) of the remainder shall vest each month thereafter until fully vested. Additional options will be granted upon the final closing of the Company's next financing so that total options granted will equal three percent (3%) of fully diluted shares on that date. Such additional options will have an exercise price per share which is equal to fair market value as determined by the Board on the date of the grant. Two percent (2%) of such additional options shall vest each month thereafter until fully vested. The term of all options granted under this Agreement will be for 10 years from the date of grant, subject to your continuing service with the Company. On February 28, 2013, Mr. Talley resigned as Chief Executive Officer and Director of the Company and Actinium as per the terms of the Severance Agreement (as described below).

On January 2, 2006, Actinium entered into an employment agreement with Dragan Cicic, as our, Chief Operating Officer and Chief Medical Officer. The term of the employment agreement is one year; provided that the term shall be automatically extended for successive one year periods thereafter, unless, no later than 60 days prior to the expiration of any successive one-year renewal term, either party thereto provides the other party written notice of its desire not to extend the term.  Actinium agreed to pay a base salary of $144,758 per annum during the term with an annual percentage increase of not less than an amount equal to the aggregate preceding 12 months annual percentage increase of the U.S. Department of Labor Consumer Price Index for All Urban Consumers (CPI-U) for the New York area.  Mr. Cicic is also entitled to participate in any incentive compensation or bonus program which is instituted or maintained for company executives generally during the term of the agreement.

On July 21, 2012, Actinium entered into an employment agreement with Enza Guagenti, as our Chief Financial Officer. Ms. Guagenti’s employment with the Company is on an "at will" basis, meaning that either Ms. Guagenti or the Company may terminate the employment at any time for any reason or no reason, without further obligation or liability, except that upon termination of Ms. Guagenti’s employment by the Company other than for cause Ms. Guagenti will be entitled to severance equal to 3 months base salary. In the event that a) the Company hires a CFO other than Ms. Guagenti, and 2) within two years thereafter Ms. Guagenti’s base salary is reduced below $115,000 per year,  Ms. Guagenti may then within thirty days after the base salary reduction resign her position with the Company and collect the severance.  Actinium agreed to pay an initial base salary of $90,000.  Ms. Guagenti’s  annual base salary will be increased to one hundred fifteen thousand dollars ($115,000) on the six month anniversary of the start date. Thereafter, before the beginning of each calendar year during the term of her employment, beginning in January 2014, the board shall review the amount of Ms. Guagenti’s base salary and performance bonus, and shall determine the appropriate adjustments to each component of her compensation for the following calendar year. The Company also agreed to grant to Ms. Guagenti an option grant to purchase 75,000 common shares of the Company. Such options will have an exercise price of $0.784 cents per share which is equal to fair market value as determined by the board on the date of the grant. Two percent (2%) of the options granted shall vest each month after the date of grant until fully vested. The term of all options granted under this Agreement will be for 10 years from the date of initial grant, subject to Ms. Guagenti’s continuing service with the Company. On March 9, 2013, Ms. Guagenti resigned as Chief Financial Officer of the Company and Actinium.

Severance Agreement

On February 28, 2013, the Company entered into a Separation and Settlement Agreement with Mr. Talley (the “Separation Agreement”). The Separation Agreement, among other things, provides for a cash payment in two (2) equal installments the aggregate amount of two hundred fifty thousand dollars ($250,000), with the first payment of $125,000 occurring on March 8, 2013 and the second payment of $125,000 occurring on September 1, 2013.  The Company will also pay Mr. Talley (i) a discretionary performance bonus of $60,000 for the period of August 15, 2012 to December 31, 2012 and (ii) COBRA continuation coverage under the Company’s group health plan for six months.  As part of the settlement Mr. Talley agreed to resign as a director from the Company and Actinium. The Separation Agreement also includes, subject to limited exceptions, mutual releases.

Outstanding Equity Awards at Fiscal Year-End Table

At December 31, 2012, the Company had no outstanding equity awards.

Indemnification of Directors and Officers

We are a Nevada corporation and generally governed by the Nevada Private Corporations Code, Title 78 of the Nevada Revised Statutes, or NRS.

Section 78.138 of the NRS provides that, unless the corporation’s Articles of Incorporation provide otherwise, a director or officer will not be individually liable unless it is proven that (i) the director’s or officer’s acts or omissions constituted a breach of his or her fiduciary duties, and (ii) such breach involved intentional misconduct, fraud, or a knowing violation of the law. Our Articles of Incorporation provide that no director or officer shall be personally liable to the corporation or any of its stockholders for damages for any breach of fiduciary duty as a director or officer except for liability of a director or officer for (i) acts or omissions involving intentional misconduct, fraud, or a knowing violation of law or (ii) payment of dividends in violation of Section 78-300 of the NRS.

Section 78.7502 of the NRS permits a company to indemnify its directors and officers against expenses, judgments, fines, and amounts paid in settlement actually and reasonably incurred in connection with a threatened, pending, or completed action, suit, or proceeding, if the officer or director (i) is not liable pursuant to NRS 78.138, or (ii) acted in good faith and in a manner the officer or director reasonably believed to be in or not opposed to the best interests of the corporation and, if a criminal action or proceeding, had no reasonable cause to believe the conduct of the officer or director was unlawful. Section 78.7502 of the NRS also precludes indemnification by the corporation if the officer or director has been adjudged by a court of competent jurisdiction, after exhaustion of all appeals, to be liable to the corporation or for amounts paid in settlement to the corporation, unless and only to the extent that the court determines that in view of all the circumstances, the person is fairly and reasonably entitled to indemnity for such expenses and requires a corporation to indemnify its officers and directors if they have been successful on the merits or otherwise in defense of any claim, issue, or matter resulting from their service as a director or officer.

Section 78.751 of the NRS permits a Nevada company to indemnify its officers and directors against expenses incurred by them in defending a civil or criminal action, suit, or proceeding as they are incurred and in advance of final disposition thereof, upon determination by the stockholders, the disinterested board members, or by independent legal counsel. Section 78.751 of NRS requires a corporation to advance expenses as incurred upon receipt of an undertaking by or on behalf of the officer or director to repay the amount if it is ultimately determined by a court of competent jurisdiction that such officer or director is not entitled to be indemnified by the company if so provided in the corporations articles of incorporation, bylaws, or other agreement. Section 78.751 of the NRS further permits the company to grant its directors and officers additional rights of indemnification under its articles of incorporation, bylaws, or other agreement.

Section 78.752 of the NRS provides that a Nevada company may purchase and maintain insurance or make other financial arrangements on behalf of any person who is or was a director, officer, employee, or agent of the company, or is or was serving at the request of the company as a director, officer, employee, or agent of another company, partnership, joint venture, trust, or other enterprise, for any liability asserted against him and liability and expenses incurred by him in his capacity as a director, officer, employee, or agent, or arising out of his status as such, whether or not the company has the authority to indemnify him against such liability and expenses.

The Bylaws implement the indemnification and insurance provisions permitted by Chapter 78 of the NRS by providing that the Company:

●
shall, to the maximum extent and in the manner specified in the [NRS], indemnify each of its directors and officers against expenses, judgments, fines, settlements, and other amounts actually and reasonably incurred in connection with any proceeding arising by reason of the fact that any such person is or was a director or officer of the Corporation. The Corporation shall have the power to advance expenses incurred in defending any proceeding prior to the disposition of the proceeding upon receipt of an undertaking by or on behalf of the director or officer to repay that amount if it shall be determined ultimately that the person is not entitled to indemnification.

Actinium Holdings Ltd. Indemnification

Pursuant to a letter Agreement dated, July 2011, between API and Actinium Holdings Ltd., API agreed to indemnify certain officers and directors of a predecessor company.  Pursuant to the agreement, API will not, and will not permit any of its subsidiaries to, eliminate or otherwise reduce the right of any present or former director or officer of API, Actinium Pharmaceuticals Limited, a Bermuda corporation that merged into the Company (“APL”), and/or the present and former subsidiaries of API or APL (all such entities, collectively, the “Company Group”) who currently serves, or at any time prior to the date thereof served, in any such capacity (all such directors and officers, collectively “Company Group Managers”) to be indemnified against any costs or expenses (including reasonable attorneys’ fees), judgments, fines, losses, claims, damages or liabilities of any nature whatsoever, incurred in connection with any claim, action, suit, proceeding or investigation, whether civil, criminal, administrative or investigative, arising out of or pertaining to matters existing or occurring on, prior to or after the date thereof, whether asserted or claimed prior to, on or after the date thereof, arising, in whole or in part, out of or pertaining to the fact that he or she is or was, or at any time in the future will have been, a Company Group Manager or is or was, or at any time in the future will have been, serving at the request of any entity in the Company Group (or at the request of any present or former affiliate (as such term is defined in Rule 405 under the Securities Act of 1933, as amended) of API for and on behalf of any entity in the Company Group as a director, officer, employee, fiduciary or agent of another corporation, partnership, joint venture, trust, other entity or otherwise, or to be advanced expenses, in any of the foregoing cases, to the fullest extent that such Company Group Manager would be entitled to be indemnified or advanced expenses under applicable law, API’s or any such subsidiaries’ certificate or articles of incorporation or bylaws or equivalent documents or any applicable contract (collectively, the “Applicable Documents”), in each case, as in effect on the date thereof.

At the present time, there is no pending litigation or proceeding involving a director, officer, employee, or other agent of ours in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding that may result in a claim for such indemnification.

Note: Indemnification arrangements under AHL waiver?

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our Common Stock as of March 12, 2013 held by (i) each person known to us to be the beneficial owner of more than five percent (5%) of our Common and Preferred Stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held.  Shares of Common Stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of March 12, 2013, are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person.  Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

The percentages below are based on fully diluted shares of our Common Stock equivalents, assuming a 100% share exchange by Actinium shareholders, as of March 12, 2013.  On December 28, 2012, the closing date of the share exchange with Actinium (the “Closing Date”), Cactus exchanged 21% of the issued and outstanding capital stock of Actinium from the Actinium Shareholders. On March 11, 2012, Cactus exchanged an additional 34.5% of the issued and outstanding capital stock of Actinium from the Actinium Shareholders. Unless otherwise indicated, the principal address of each of the persons below is c/o Actinium Pharmaceuticals, Inc., 501 Fifth Avenue, New York, NY 10017.

Executive Officers and Directors	Number of Shares of Common Stock and Preferred Stock Beneficially Owned		Percentage of Ownership(a)
Dragan Cicic, MD	163,037	(1)	0.8%
Rosemary Mazanet	48,285	(2)	0.2%
David Nicholson	3,996	(3)	0.0%
Sandesh Seth	164,365	(4)	0.8%
Sergio Traversa	0	(5)	0.0%

All Directors and Officers as a Group (7 persons)	379,683		1.8%
All other 5% holders
AHLB Holdings, LLC. (6) c/o Memorial Sloan-Kettering Cancer Center 1275 York Avenue New York, NY 10065	5,702,387		26.7%

(a)
Based on 21,391,665 shares of Common Stock outstanding as of March 12, 2013, and includes 400,000 shares of common stock of the Company that remained outstanding after the closing of the Share Exchange.

(1) Options granted to purchase an aggregate of 414,785 shares of Common Stock of the Company at an exercise price of $0.784 per share and options to purchase an aggregate of 99,900 shares of Common Stock of the Company at an exercise price of $1.50 per share. All shares are subject to vesting. 163,037 shares of Common Stock have vested as of December 28, 2012.

(2) Options granted to purchase an aggregate of 83,250 shares of Common Stock of the Company at an exercise price of $0.784 per share and options to purchase an aggregate of 49,950 shares of Common Stock of the Company at an exercise price of $1.50 per share. All shares are subject to vesting. 48,285 shares of Common Stock have vested as of December 28, 2012.

(3) Options to purchase an aggregate of 49,950 shares of Common Stock of the Company at an exercise price of $0.784 per share and options to purchase an aggregate of 49,950 shares of Common Stock of the Company at an exercise price of $1.50 per share.  All shares are subject to vesting. 3,996 shares of Common Stock have vested as of December 28, 2012.

(4) Warrants to purchase an aggregate of 64,747 shares of Common Stock of the Company at an exercise price of $0.784 per share, exercisable on a cashless basis and warrants to purchase an aggregate of 99,617 of Common Stock of the Company at an exercise price of $0.784 per share, exercisable on a cashless basis issued to Amrosan, LLC, a partnership in which the majority member interest is owned by the family of Mr. Seth.  Excludes warrants to purchase an aggregate of 375,556 shares of Common Stock of the Company at par value per share, exercisable on a cashless basis issued to Amrosan, LLC as the warrants are not exercisable upon less than 90 days notice.  The holder may waive the 90 day exercise notice requirement by giving 65 days prior notice of such waiver.  The shares available by exercise of this Warrant are also restricted and may not be sold or otherwise transferred until the earlier of twelve months from the closing date of the going public transaction; or for six months after the planned Registration Statement is declared effective. Excludes 353,023 warrants issued to Carnegie Hill Asset Partners and irrevocable trust linked to Mr. Seth’s family whose terms are the same as those issued to Amrosan, LLC. Also excludes warrants held by the Placement Agent or its affiliates in connection with the offering of common stock and Series A and Series B warrants that closed on December 19, 2012 (the “2012 Offering”), the Bridge Notes Financing, the Series E financing and by designees of Jamess Capital Group, LLC in connection with the going public transaction. Also excludes options to purchase an aggregate of 49,950 shares of Common Stock of the Company at an exercise price of $1.50 per share. All shares are subject to vesting. No shares of Common Stock have vested as of December 28, 2012.

(5) Options to purchase an aggregate of 49,950 shares of Common Stock of the Company at an exercise price of $1.50 per share.  No shares of Common Stock have vested as of December 28, 2012.

(6) AHLB Holdings, LLC (AHLB) is wholly owned by MSKCC.  AHLB’s wholly-owned subsidiary, Actinium Holdings Ltd., a Bermuda corporation (“AHL”), is the record holder of shares of Actinium that will entitle AHL, upon its entry into the Share Exchange Agreement, to acquire 5,702,387 shares of Common Stock (approximately 26.7% of the Common Stock, assuming the consummation of the Share Exchange by all of the stockholders of API).   AHL has been struck off the Bermuda Register of Companies and dissolved by the Bermuda authorities for its inadvertent non-payment of annual governmental fees.  AHLB has initiated the process of applying for the reinstatement of AHL.  Upon such reinstatement, which is anticipated to occur within six to nine weeks (although there can be no assurance in this regard), AHLB intends to cause AHL to enter into the Share Exchange Agreement.  Through the anticipated reinstatement of AHL and AHL’s entry into the Share Exchange Agreement, AHLB and MSKCC (and AHL, upon its reinstatement) may be deemed to share beneficial ownership of the shares of Common Stock to be acquired by AHL in the Share Exchange.  Pending such reinstatement, none of AHLB, MSKCC or AHL is generally entitled to exercise beneficial or other ownership rights with respect to either the shares of Actinium held of record by AHL or the shares of Common Stock that may be issued in the Share Exchange, including the rights to vote or dispose of any such shares.  Investment power with respect to the shares of Common Stock that may be acquired by AHL is limited by AHLB’s agreement on behalf of AHL, effective as of December 31, 2012, not to transfer shares of Common Stock owned by AHL, subject to exceptions for certain related-party transfers, transfers to trusts and other private transfers, until, in general, the earlier of (i) twelve (12) months from the Closing Date; or (ii) six (6) months following the effective date of the Registration Statement; however, a written “lock-up” agreement has not been finalized as of the date of this filing.   AHL will be entitled to certain demand and “piggyback” registration rights with respect to the shares of Common Stock that it may acquire.  The shares to be registered by AHL will, however, in certain circumstances, be subject to “cutback” (or reduction of the number of shares includible in an underwritten registration) prior to the “cutback” of the shares being registered on behalf of investors in certain recent private placements of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On January 18, 2001, Actinium entered into a Clinical Trial Agreement with Memorial Sloan-Kettering Cancer Center (MSKCC) and Sloan-Kettering Institute of Cancer Research (SKI),  an entity related to MSKCC.  Through an indirect subsidiary, Actinium Holdings Ltd. (AHL), MSKCC  has been a principal stockholder of the Company since April 2010.  The agreement provided for the conduct by SKI/MSKCC of Phase I/II clinical trials of the use of 213Bi-Hu195and cytarabine for the treatment of acute myeloid leukemia and for Actinium’s partial sponsorship of the study in exchange for access to data resulting from the study.  Actinium was obligated to pay SKI (a) $10,000 for each completed case report on a completed subject, and (b) $2,500 for each case report on an incomplete subject. The trial enrolled 31 patients, was completed in 2007 and all the money due to Memorial Sloan-Kettering Cancer Center (MSKCC) and Sloan-Kettering Institute of Cancer Research (“SKI”) were paid in full.

On February 11, 2002, Actinium entered into a License, Development and Commercialization Agreement with SKI.  The agreement was amended in August 2006.  Pursuant to the agreement, Actinium licenses certain intellectual property from SKI, including critical patents with respect to Actinium’s core technology, and also supports ongoing research and clinical development of Actinium related drug candidates.  Certain amounts due under this agreement were deferred and then forgiven under the forbearance-related arrangements described below.  On June 19, 2011, Actinium nonetheless agreed to pay SKI (a) $50,000 in 2011, (b) $200,000 in 2012 and (c) $250,000 in 2013 under this agreement, in respect of the $50,000 annual maintenance fees and research payments. Since January 1, 2011, the Company has paid $100,000 for 2012 under this Agreement and as of December 31, 2012, the Company agreed to pay an additional $150,000 for research to be conducted in 2013 under this agreement.

On February 25, 2006, Actinium entered into a Clinical Trial Agreement with MSKCC and SKI.   The agreement provides for the conduct by SKI/MSKCC of a Phase I clinical trials of the use of Actinium 225-HuM195 for the treatment of advanced myeloid malignancy and for Actinium’s partial sponsorship of the study in exchange for access to data resulting from the study.  Actinium is obligated to pay SKI (a) $10,000 for each completed case report on a completed subject, and (b) $2,500 for each case report on an incomplete subject. As of December 21, 2012, 18 subjects had been enrolled in this study, and the parties intend to attempt to enroll and additional 3 subjects. The maximum compensation for which Actinium is responsible for under the agreement is $328,000. Since the inception of the trial in 2006, Actinium has paid $180,000 and since January 1, 2011, Actinium has paid $70,000 under the agreement.  As of December 31, 2012, no monies were due under this agreement.  The trial is ongoing and further fees are likely to be accrued as patients are enrolled.  In January and February 2012, two additional patients were treated in this trial.  We anticipate enrollment of one more additional patient under this agreement in 2013 and closing the trial after that.

In April 2010, SKI agreed, on behalf of itself and its related or affiliated entities, including MSKCC, to forbear from collecting or otherwise enforcing Actinium’s then outstanding obligations to those entities and similar obligations arising during a defined forbearance period.  The initial outstanding obligations consisted of approximately $260,000 due under Actinium’s license and clinical trials agreements with those entities. In June 2011, SKI agreed to forgive all current and future obligations subject to the forbearance in order to facilitate Actinium’s financing efforts.  The forbearance period terminated on October 30, 2011, when the Company satisfied a financing condition to the termination of the forbearance period by raising in excess of $3,000.000 in new equity financing.  The total amount forgiven was approximately $360,000.

MSKCC agreed, subject to certain conditions, to utilize donated funds for certain clinical and preclinical programs and activities related to Actinium’s drug development and clinical study programs, including the payment of certain costs and expenses that would otherwise have been borne by Actinium. The following is a summary of activities related to the MSKCC arrangements at December 31, 2012 and 2011:

	2012	2011

Qualified R&D costs incurred by Actinium	$-	$655,786
Cash received from MSKCC	237,834	966,341

As of December 31, 2011 and 2010, the Company had reimbursement receivables for costs incurred of $237,834 and $279,401 from MSKCC, respectively.  These amounts have since been paid.

From July through October 2011, AHL agreed, in connection with Actinium’s Stock offering, to waive its rights to anti-dilution adjustments in respect of its outstanding stock and its preemptive rights to purchase the Company's stock from the Stock Offering.  AHL also agreed to the restructuring of its registration rights in favor of the private placement purchasers, the amendment of the stockholders agreement of Actinium (to permit, among other transactions, the share exchange) and the relinquishment of its rights to Board representation, although one director originally nominated by AHL continued to serve.  Actinium agreed (i) not to reduce the indemnification, advancement of expenses and similar rights of present and former directors and officers of Actinium, (ii) until April 30, 2016 to maintain directors’ and officers’ liability insurance at least in the same manner and to the same extent as then in effect, and (iii) following any merger, asset transfer and certain other transactions to provide for the parity of such directors and officers in respect of indemnification, advancement of expenses and D&O liability insurance with such rights applicable to the non-continuing directors following such transactions.

On March 27, 2012, Actinium entered into an additional clinical trial agreement with Memorial Sloan-Kettering Cancer Center with respect to conducting a Phase I/II trial of combination therapy of low dose cytarabine and fractionated dose of Lintuzumab-Ac225.  Actinium will pay $31,185 for each patient that has completed the clinical trial.  Upon execution of the agreement, Actinium was required to pay a start-up fee of $79,623, which was paid on July 10, 2012. The total number of patients anticipated to be enrolled at MSKCC in this trial is 15.

Effective as of December 31, 2012, AHLB agreed on behalf of AHL not to transfer shares of Common Stock held by AHL, subject to exceptions for certain related-party transfers, transfers to trusts and other private transfers, until, in general, the earlier of (i) twelve (12) months from the Closing Date; or (ii) six (6) months following the effective date of the Registration Statement; however, a written “lock-up” agreement has not been finalized as of the date of this filing.   AHL will be entitled to certain demand and “piggyback” registration rights with respect to the shares of Common Stock that it may acquire.  The shares to be registered by AHL will, however, in certain circumstances, be subject to “cutback” (or reduction of the number of shares includible in an underwritten registration) prior to the “cutback” of the shares being registered on behalf of investors in certain recent private placements.

On January 1, 2012, Actinium entered into a Consulting Services Agreement with Dr. Rosemary Mazanet, a director of Cactus.  Pursuant to the agreement, Dr. Mazanet is to provide, among other things, consulting services in the areas of implementation of the Actimab trial including all aspects of study initiation until first patient in at each clinical site.  Dr. Mazanet receives compensation of $100,000 per year and may receive additional compensation in the form of options at determined by the board of Actinium.  Since January 1, 2011, Dr. Mazanet has received options to purchase 225,000 shares of common stock of Actinium.

On August 7, 2012, Actinium entered into an engagement agreement with the Laidlaw & Company (UK) Ltd. (the “Placement Agent”) for the 2012 Offering, of which Mr. Seth, a director of Cactus Ventures, Inc. is Head of Healthcare Investment Banking.   Pursuant to the agreement, the Placement Agent was engaged as the exclusive agent for the 2012 Offering of the Units by Actinium.  None of Cactus’ current officers or directors had a prior relationship or affiliation with Cactus prior to the closing of the Share Exchange.  In consideration for its services, the Placement Agent will receive (a) a cash fee equal to 10% of the gross proceeds raised in the 2012 Offering, (b) a non-accountable expense reimbursement equal to 2% of the gross proceeds raised in the 2012 Offering, and (c) reimbursement of $100,000 for legal expenses incurred by the Placement Agent.  The Placement Agent or its designees have also received warrants to purchase shares of Actinium’s Common Stock in an amount equal to 10% of the shares of Common Stock issued as part of the Units sold in the 2012 Offering and the shares of Common Stock issuable upon exercise of the B Warrants included in such Units.  The Placement Agent will also receive the same fee and expense schedule for any cash exercise of Warrants within 6 months of the final closing of the 2012 Offering and a 5% solicitation fee for any Warrants exercised as a result of being called for redemption by the Company.  Upon the final closing of the 2012 Offering of the Units the Placement Agent has been engaged by Actinium to provide certain financial advisory services to Actinium for a period of at least 6 months for a monthly fee of $25,000.  The agreement also provides that (i) if Actinium consummates any merger, acquisition, business combination or other transaction (other than the Share Exchange) with any party introduced to it by the Placement Agent, the Placement Agent would receive a fee equal to 10% of the aggregate consideration in such transactions, and (ii) if, within a period of 12 months after termination of the advisory services described above, the Company requires a financing or similar advisory transaction the Placement Agent will have the right to act as the Company’s financial advisor and investment banker in such financing or transaction pursuant to a set fee schedule set forth in the August 7, 2012 engagement agreement.  For a period ending one year after the expiration of all lock-up agreements entered into in connection with the Share Exchange, any change in the size of the Company board of directors must be approved by the Placement Agent.  The Placement Agent also was engaged by Actinium as placement agent for its Stock Offering and notes financing in 2011 and, as a part of the fee for that engagement, designees of the Placement Agent also hold warrants to purchase 1,245,226 shares of the Company’s Common Stock.

On May 9, 2011, Actinium entered into a transaction management agreement with Jamess Capital Group, LLC. (formerly known as Amerasia Capital Group, LLC), a consulting firm affiliated with Mr. Sandesh Seth, a Director of Cactus Ventures, Inc. by virtue of his position as a director of Actinium Pharmaceuticals.  Mr. Seth is a Managing Partner of the consulting firm some of whose member interests are held by entities owned by officers and employees of the Placement Agent.  None of Cactus’ current officers or directors had a prior relationship or affiliation with Cactus prior to the closing of the Share Exchange.  Pursuant to the agreement, the management firm was engaged to provide consulting services to Actinium related to the consummation of a going public transaction for Actinium.  The management firm received a monthly fee of $12,500 which is terminable by the Company three months after the effective date of the going public transaction and designees of Jamess, including entities affiliated with Mr. Seth, were issued warrants to purchase common stock equal to 10% of the fully-diluted capital stock of the Company as of the effective date of the going public transaction. The fully diluted shares for this calculation included all issued and outstanding shares as well as those reserved under the Employee Stock Option Plan.  Jamess Capital Group does not retain beneficial ownership of the warrants as they were issued to designess of the members in amounts which do not qualify either Jamess or the warrant holders for inclusion in the beneficial ownership table.  The warrants contain a provision wherein the holder may waive the 90 day exercise notice requirement by giving 65 days prior notice of such waiver.  The shares available by exercise of this Warrant are also restricted and may not be sold or otherwise transfered until the earlier of twelve months from the closing date of the Pubco Transaction; or for six months after the planned Registration Statement is declared effective. The consulting firm is also eligible to be reimbursed upon the submission of proper documentation for ordinary and necessary out-of-pocket expenses not to exceed $5,000 per month.

In 2010, Actinium entered into an agreement with Guagenti & Associates LLC (“G&A”).  G&A is affiliated with Enza Guagenti, the former Chief Financial Officer of Cactus.  Pursuant to the agreement, API leases storage space in Newark, NJ from G&A.  The rent is $300 per month.  The agreement is on a month-to-month basis and requires a 45-day noteice by either party to cancel. Since January 1, 2011, the Company has paid $7,200 pursuant to this agreement.   Ms. Guagenti resigned as our Chief Financial Officer on March 9, 2013.

Non-Competition Agreements

Our executive officers have signed non-competition agreements, which provide that all inventions become the immediate property of API and require invention assignments. The agreements provide that the executive officers will hold proprietary information in the strictest confidence and not use the confidential information for any purpose not expressly authorized by us.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the fiscal years ended December 31, 2012 and 2011 for professional services rendered by the principal accountant for the audit of its annual financial statements included in Form 10-K (“Audit Fees”), (2) tax compliance, advice, and planning (“Tax Fees”), and (iv) other products or services provided (“Other Fees”):

	Year Ended December 31, 2012	Year Ended December 31, 2011
Audit Fees	$92,445	$-
Tax Fees	-	-
All Other Fees	-	-
Total	$92,445	$-

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1
Share Exchange Agreement, dated December 28, 2012, by and among Cactus Ventures, Inc., Actinium Pharmaceuticals, Inc., Diane S. Button, and the shareholders of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on January 2, 2013).

2.2
Share Exchange Agreement, dated March 11, 2013, by and among Cactus Ventures, Inc., Actinium Pharmaceuticals, Inc, and the shareholders of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 11, 2013).

3.1	Articles of Incorporation of Cactus Ventures, Inc.(incorporated by reference to Exhibit 3.01 of the Company’s Registration Statement on Form 10-SB filed with the SEC on February 5, 2007).
3.2
Amendment No. 1 to the Articles of Incorporation of Cactus Ventures, Inc. (incorporated by reference to Exhibit 3.02 of the Company’s Registration Statement on Form 10-SB filed with the SEC on February 5, 2007).

3.3
Amendment No. 2 to the Articles of Incorporation of Cactus Ventures, Inc. (incorporated by reference to Exhibit 3.03 of the Company’s Registration Statement on Form 10-SB filed with the SEC on February 5, 2007).

3.4
Amendment No. 3 to the Articles of Incorporation of Cactus Ventures, Inc. (incorporated by reference to Exhibit 3.04 of the Company’s Registration Statement on Form 10-SB filed with the SEC on February 5, 2007).

3.5	Fifth Restated Certificate of Incorporation of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.5 to Form 8-K filed on January 2, 2013).
3.6	Bylaws of Cactus Ventures, Inc. (incorporated by reference to Exhibit 3.05 of the Company’s Registration Statement on Form 10-SB filed with the SEC on February 5, 2007).
3.7	Bylaws of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.7 to Form 8-K filed on January 2, 2013).
4.1	Form of A Warrant, dated December 19, 2012 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on January 2, 2013).
4.2	Form of B Warrant, dated December 19, 2012 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on January 2, 2013).
4.3	Form of Lock Up Agreement, dated December ____, 2012 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on January 2, 2013).
5.1	Opinion of Anslow & Jaclin, LLP *
10.1
Registration Rights Agreement, by and among Actinium Pharmaceuticals, Inc., General Atlantic Investments Limited, and Certain Stockholders, dated June 30, 2000 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 2, 2013).

10.2	Amendment No. 1 to June 30, 2000 Registration Rights Agreement, dated September 29, 2011 (incorporated by reference to Exhibit 10.2 to Form 8-K/A filed on January 4, 2013).
10.3
First Amended and Restated Stockholders Agreement, by and among Actinium Pharmaceuticals, Inc., Actinium Holdings Limited, N.V. Organon, and the Stockholders Listed Therein, dated October 5, 2011(incorporated by reference to Exhibit 10.3 to Form 8-K/A filed on January 4, 2013).

10.4
Second Amended and Restated Investor Rights Agreement, by and among Actinium Pharmaceuticals, Inc., Actinium Holdings Limited, and the Investors Listed Therein, dated October 5, 2011 (incorporated by reference to Exhibit 3.5 to Form 8-K filed on January 4, 2013).

10.5	Intentionally left blank.
10.6	Form of Subscription Agreement, dated December 19, 2012 (incorporated by reference to Exhibit 10.6 to Form 8-K filed on January 2, 2013).
10.7	Form of Unit Purchase Agreement, dated December 19, 2012 (incorporated by reference to Exhibit 10.7 to Form 8-K filed on January 2, 2013).
10.8	Employment Agreement, dated January 2, 2006, between Actinium Pharmaceuticals, Inc. and Dragan Cicic (incorporated by reference to Exhibit 10.8 to Form 8-K/A filed on January 4, 2013).

10.9
License, Development and Commercialization Agreement between Sloan-Kettering Institute of Cancer Research, and Actinium Pharmaceuticals, Inc., dated February 11, 2002; as amended by the First Amendment dated August 7, 2006 (incorporated by reference to Exhibit 10.9 to Form 8-K/A filed on January 4, 2013).

10.10
Phase I/II Study on the safety and efficiency of 225ACAc-HuM195 in patients with advanced Myeloid malignancies with Millennix Oncology, Averion Project, dated December 6, 2006 (incorporated by reference to Exhibit 3.5 to Form 8-K filed on January 4, 2013).

10.11
Product Development and Patent License Agreement, dated February 27, 2003, by and between Abbott Biotherapeutics and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.11 to Form 8-K/A filed on January 4, 2013).

10.12
Clinical Trial Agreement, dated July 19, 2012, by and between Fred Hutchinson Cancer Center and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.12 to Form 8-K/A filed on January 4, 2013).

10.13	Employment Letter between Jack V. Talley and Actinium Pharmaceuticals, Inc., effective August 15, 2012 (incorporated by reference to Exhibit 3.5 to Form 8-K filed on January 4, 2013).
10.14	Employment Letter between Enza Guagenti and Actinium Pharmaceuticals, Inc., effective August 15, 2012 (incorporated by reference to Exhibit 10.14 to Form 8-K/A filed on January 4, 2013).
10.15
Clinical Trial Agreement, dated January 18, 2001, between Actinium Pharmaceuticals, Inc. and Memorial Sloan Kettering Cancer Center for the purpose of conducting a clinical trial entitled “Phase I/II trial of 213Bi-M195 and cytarabine for Acute Myeloid Leukemia.” (incorporated by reference to Exhibit 10.15 to Form 8-K/A filed on January 4, 2013).

10.16	Clinical Trial Agreement with The Trustees of the University of Pennsylvania, dated November 8, 2012 (incorporated by reference to Exhibit 10.16 to Form 8-K/A filed on January 4, 2013).
10.17	Clinical Trial Agreement, dated March 27, 2012, with Memorial Sloan-Kettering Cancer Center (incorporated by reference to Exhibit 10.17 to Form 8-K/A filed on January 4, 2013).
10.18	Clinical Trial Agreement, dated September 22, 2012, with Johns Hopkins University, dated September 24, 2012 (incorporated by reference to Exhibit 10.18 to Form 8-K/A filed on January 4, 2013).
10.19	License Agreement, dated June 14, 2012, for BC8 antibody with Fred Hutchinson Cancer Research Center (incorporated by reference to Exhibit 10.19 to Form 8-K/A filed on January 4, 2013).
10.20
2012 Unit Investor Rights Agreement, dated December 19, 2012, by and among Actinium Pharmaceuticals, Inc., the persons identified on Exhibit A attached thereto hereto, and the Placement Agent (incorporated by reference to Exhibit 10.20 to Form 8-K/A filed on January 4, 2013).

10.21	Project Agreement, dated September 30, 2011, between Actinium Pharmaceuticals, Inc. and Aptiv Solutions, Inc. (incorporated by reference to Exhibit 10.21 to Form 8-K/A filed on January 4, 2013).
10.22	Proposal, dated March 30, 2007, with IsoTherapeutics Group, LLC (incorporated by reference to Exhibit 10.22 to Form 8-K/A filed on January 4, 2013).
10.23	Clinical Trial Agreement with The University of Texas M.D. Anderson Cancer, dated March 1, 2012 (incorporated by reference to Exhibit 10.23 to Form 8-K/A filed on January 4, 2013).
10.24
Amendment No. 1 to Research Agreement, dated November 7, 2012, between Actinium Pharmaceuticals, Inc. and The University of Texas M.D. Anderson Cancer  (incorporated by reference to Exhibit 10.24 to Form 8-K/A filed on January 4, 2013).

10.25
Letter Agreement, dated June 19, 2011, between Actinium Pharmaceuticals, Inc. and Sloan-Kettering Institute for Cancer Research  (incorporated by reference to Exhibit 10.25 to Form 8-K/A filed on January 4, 2013).

10.26
Letter Agreement, dated April 9, 2010, between Actinium Pharmaceuticals, Inc. and Sloan-Kettering Institute for Cancer Research (incorporated by reference to Exhibit 10.26 to Form 8-K/A filed on January 4, 2013).

10.27
Letter Agreement, dated July __, 2010, between Actinium Pharmaceuticals, Inc. and Actinium Holdings Limited (Waiver of Anti-Dilution Rights) (incorporated by reference to Exhibit 10.27 to Form 8-K/A filed on January 4, 2013).

10.28
Clinical Trial Agreement, dated April 12, 2006, with Sloan-Kettering Institute for Cancer Research and Memorial Hospital for Cancer and Allied Diseases (incorporated by reference to Exhibit 10.28 to Form 8-K /A filed on January 4, 2013).

10.29
Letter Agreement, dated __, 2011, between Actinium Pharmaceuticals, Inc. and Actinium Holdings Limited (Waiver of Registration Rights) (incorporated by reference to Exhibit 10.29 to Form 8-K/A filed on January 4, 2013).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 8-K filed on January 2, 2013).
21.1	Subsidiaries
31.1	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

*In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.
** Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant.

Dated: March 29, 2013	CACTUS VENTURES, INC.

	By:	/s/ Sergio Traversa
Sergio Traversa
Interim President, Interim Chief Executive Officer and Interim Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sergio Traversa	Interim President, Interim Chief Executive Officer,	March 29, 2013
Sergio Traversa	Interim Chief Financial Officer and Director
(Principal Executive Officer)

/s/ Rosemary Mazanet	Director	March 29, 2013
Rosemary Mazanet

/s/ David Nicholson	Director	March 29, 2013
David Nicholson

/s/ Sandesh Seth	Director	March 29, 2013
Sandesh Seth