Form 10-Q
period 2013-03-31
Actinium Pharmaceuticals, Inc.
filed 2013-05-15
CIK 1388320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
or
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  000-52446

ACTINIUM PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	000-52446
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

501 Fifth Avenue, 3rd Floor New York, NY	10017
(Address of Principal Executive Offices)	(Zip Code)

(212) 300-2131
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
☒ . Yes          .  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒.  Yes         .  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ . (Do not check if a smaller reporting company)	Smaller reporting company ☒ .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).         ☐ Yes     ☒ No

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 14, 2013: 13,884,593 (excluding shares of common stock the registrant is still in the process of exchanging certificates)

Actinium Pharmaceuticals, Inc.
FORM 10-Q
For period ended March 31, 2013

INDEX

PART I-- FINANCIAL INFORMATION
SIGNATURES

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2013 and 2012 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2012.  The results of operations for the period ended March 31, 2013 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc. (Formerly Cactus Ventures, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	March 31, 2013	December 31, 2012

Assets

Current Assets:
Cash and cash equivalents	$3,239,886	$5,618,669
Prepaid expenses and other current assets	117,143	167,143
Total Current Assets	3,357,029	5,785,812

Property and equipment, net of accumulated depreciation	-	3,010
Total Assets	$3,357,029	$5,788,822

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$459,923	$897,044
Accounts payable and accrued expenses - related party	31,185	31,185
Notes payable	74,667	140,000
Derivative liabilities	2,240,446	3,574,958
Total Current Liabilities	2,806,221	4,643,187

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 authorized
none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized;
and 21,391,665 shares issued and outstanding	213,916	213,916
Additional paid in capital	56,769,382	56,675,182
Deficit accumulated during the development stage	(56,432,490)	(55,743,463)
Total Stockholders' Equity	550,808	1,145,635

Total Liabilities and Stockholders' Equity	$3,357,029	$5,788,822

See accompanying notes to consolidated financial statements.

Actinium Pharmaceuticals, Inc.
(Formerly Cactus Ventures, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations (Unaudited)

			For the Period
	For the Three	For the Three	from June 13, 2000
	Months Ended	Months Ended	(Inception) to
	March 31,	March 31,	March 31,
	2013	2012	2013

Revenue	$-	$-	$-

Operating Expenses:
Research and development, net of reimbursements	1,085,707	444,886	27,506,226
General and administrative	933,135	560,276	25,438,110
Depreciation and amortization	-	158	3,262,462
Loss on disposition of equipment	4,122	-	554,308
Total Operating Expenses	2,022,964	1,005,320	56,761,106

Loss From Operations	(2,022,964)	(1,005,320)	(56,761,106)

Other Income and (Expense):
Interest expense	(575)	(312,890)	(1,965,282)
Gain on extinguishment of liability	-	-	260,000
Gain on change in fair value of derivative liabilities	1,334,512	409,301	2,033,898
Total Other Income and (Expense)	1,333,937	96,411	328,616

Net Loss	$(689,027)	$(908,909)	$(56,432,490)

Net Loss Per Common Share - Basic and Diluted	$(0.03)	$(0.07)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	21,391,665	13,701,674

See accompanying notes to consolidated financial statements.

Actinium Pharmaceuticals, Inc.
(Formerly Cactus Ventures, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			For the Period
	For the Three	For the Three	from June 13, 2000
	Months Ended	Months Ended	(Inception) to
	March 31,	March 31,	March 31,
	2013	2012	2013

Cash Flows From Operating Activities:
Net loss	$(689,027)	$(908,909)	$(56,432,490)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock-based compensation expense	94,200	199,990	6,146,236
Depreciation expense	-	158	3,262,462
Loss on disposition of equipment	4,122	-	554,308
Amortization of debt discount	-	221,918	900,000
Amortization of deferred financing costs	-	72,972	292,692
Gain on extinguishment of liability	-	-	(260,000)
Gain on change in fair value of derivative liabilities	(1,334,512)	(409,301)	(2,033,898)
Changes in operating assets and liabilities:
(Increase) decrease in:
R&D reimbursable receivable	-	50,068	-
Prepaid expenses and other current assets	50,000	(11,568)	22,857
Increase (decrease) in:
Accounts payable and accrued expenses	(437,121)	(163,255)	801,652
Accounts payable and accrued expenses - related party		-	31,185
Net Cash Used In Operating Activities	(2,312,338)	(947,927)	(46,714,996)

Cash Flows From Investing Activities:
Payment made for patent rights	-	-	(3,000,000)
Purchase of property and equipment	(1,112)	(1,157)	(816,771)
Net Cash Used In Investing Activities	(1,112)	(1,157)	(3,816,771)

Cash Flows From Financing Activities:
Borrowings on convertible debt, net of offering costs	-	-	645,888
Sales of stock, net of offering costs	-	660,164	53,191,098
Payments on note payable	(65,333)	-	(65,333)
Net Cash Provided By (Used in) Financing Activities	(65,333)	660,164	53,771,653

Net change in cash	(2,378,783)	(288,920)	3,239,886

Cash at beginning of period	5,618,669	5,703,798	-

Cash at end of period	$3,239,886	$5,414,878	$3,239,886

Supplemental disclosures of cash flow information:
Cash paid for interest	$561	$-	$1,243
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Beneficial conversion feature discount	$-	$-	$372,850
Fair value of warrants issued with debt	$-	$-	$377,150
Fair value of warrants issued with stock	$-	$318,087	$5,985,238
Fair value of warrants issued to the placement agent	$-	$159,044	$2,170,282
Conversion of notes payable and accrued interest to stock	$-	$-	$981,729
Transfer from liability classification to equity classification	$-	$-	$4,231,324

See accompanying notes to consolidated financial statements.

Actinium Pharmaceuticals, Inc.
(Formerly Cactus Ventures, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies

Nature of Business – Actinium Pharmaceuticals, Inc. formerly known as Cactus Ventures, Inc. (the “Company”, “Actinium”, “Cactus”), was incorporated under the laws of the State of Nevada on October 6, 1997. The Company was a shell entity that was in the market for a merger with an appropriate operating company.

On December 28, 2012, the Company entered into a transaction (the “Share Exchange”), pursuant to which the Company acquired 100% of the issued and outstanding equity securities of Actinium Pharmaceuticals, Inc. (“API”), in exchange for the issuance of approximately 99% of the issued and outstanding common stock, par value $0.01 per share, of the Company. The Share Exchange closed on December 28, 2012.  As a result of the Share Exchange, the former shareholders of API became the controlling shareholders of the Company. At the closing, each API shareholder received 0.333 shares (the “Exchange Ratio”) of Actinium common stock for each API share exchanged. At the closing, all of the API shareholders’ options and warrants to purchase API common stock was exchanged at the Exchange Ratio for new options or warrants, as applicable, to purchase Actinium common stock.  The Share Exchange was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein API is considered the acquirer for accounting and financial reporting purposes. The capital, share price, and earnings per share amount in these consolidated financial statements for the period prior to the reverse merger were restated to reflect the recapitalization in accordance with the exchange ratio established in the merger except otherwise noted.

API, incorporated on June 13, 2000, is a biotechnology company committed to developing breakthrough therapies for life threatening diseases using its alpha particle immunotherapy (APIT) platform and other related and similar technologies. API, together with its wholly owned subsidiary, MedActinium, Inc. (MAI), (hereinafter referred to collectively as “API”) has initiated collaborative efforts with large institutions to establish the proof of concept of alpha particle immunotherapy and has supported one Phase I/Il clinical trial and one Phase I clinical trial at Memorial Sloan-Kettering Cancer Center (MSKCC) under an MSKCC Physician Investigational New Drug Application. In 2012, API launched a multi-center corporate sponsored trial in acute myeloid leukemia (AML) patients. API’s objective, through research and development, is to produce reliable cancer fighting products which utilize monoclonal antibodies linked with alpha particle emitters or other appropriate payloads to provide very potent targeted therapies. The initial clinical trials of API’s compounds have been with patients having acute myeloid leukemia and it is believed that API’s APIT platform will have wider applicability for different types of cancer where suitable monoclonal antibodies can be found.

As a result of the Share Exchange, the Company is now a holding company operating through API, a clinical-stage biopharmaceutical company developing certain cancer treatments.

On March 20, 2013, in anticipation of the Company changing its name to Actinium Pharmaceuticals, Inc. and its domicile from Nevada to Delaware, the Company’s subsidiary, Actinium Pharmaceuticals, Inc., changed its name to Actinium Corporation.  On April 11, 2013, the Company changed its domicile from the State of Nevada to the State of Delaware and changed its name from Cactus Ventures, Inc. to Actinium Pharmaceuticals, Inc.

Basis of Presentation - Unaudited Interim Financial Information – The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2012 and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2012, as filed with the SEC March 29, 2013.

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

Cash and Cash Equivalents – The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. Such balances are usually in excess of FDIC insured limits. At March 31, 2013 and December 31, 2012, all of the Company’s cash was deposited in one bank.

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

The following tables set forth assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as of March 31, 2013 and December 31. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total

Derivative liabilities:
At March 31, 2013	-	-	$2,240,446	$2,240,446
At December 31, 2012	-	-	3,574,958	3,574,958

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

Earnings (Loss) Per Common Share – The Company provides basic and diluted earnings per common share information for each period presented. Basic earnings (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding plus dilutive securities. Since the Company has only incurred losses, basic and diluted net loss per common share are the same.  The potentially dilutive securities (options, warrants and convertible instruments) were excluded from the diluted loss per common share calculation because their effect would have been antidilutive. For the three months ended March 31, 2013, potentially issuable shares included stock options to purchase 2,330,134 shares and warrants to purchase 12,770,636 shares of the Company’s common stock. For the three months ended March 31, 2012, potentially issuable shares includes options and warrants to purchase 6,840,764 shares of the Company’s common stock and notes payable convertible to 3,448,276 shares of the Company’s common stock have been excluded from the calculation.

Recent Accounting Pronouncements – The Company does not expect that any recently issued accounting pronouncements will have a significant impact on the results of operations, financial position, or cash flows of the Company.

Subsequent Events – The Company’s management reviewed all material events through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

Note 2 – Going Concern

As reflected in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations since its inception. The Company has a net loss of $689,027 and net cash used in operations of $2,312,338, for the three months ended March 31, 2013; and an accumulated deficit of $56,432,490 at March 31, 2013. In addition, the Company has not completed its efforts to establish a stable recurring source of revenues sufficient to cover its operating costs for the next twelve months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Note 3 – Property and Equipment

Property and equipment consisted of the following at March 31, 2013 and December 31, 2012:

	Lives	2013	2012

Office equipment	5 years	$157,274	$156,162
Furniture and fixture	7 years	1,292	1,292

Total property and equipment		158,566	157,454
Less: accumulated depreciation		(154,444)	(154,444)
Loss on disposition of equipment		(4,122)	-

Property and equipment, net		$-	$3,010

Depreciation expense for the three months ended March 31, 2013 and 2012 were $0 and $158, respectively. The Company wrote off its remaining underpreciated property and equipment during the three months ended March 31, 2013.

Note 4 – Note Payable

On December 28, 2012, the Company entered into a premium finance agreement to pay a $140,000 premium for its director and officer liability insurance policy. Pursuant to the agreement, the Company paid a down payment of $28,000 in January 2013 and has to pay $12,636 in monthly installment for nine months. As of March 31, 2013, the outstanding balance related to the premium finance agreement was $74,667.  The Company has paid $65,333 of the principal during 2013.

Note 5 – Derivatives

The Company has determined that certain warrants the Company has issued contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could result in modification of the warrants’ exercise price based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40. The warrants granted in connection with the issuance of the Company’s Stock Offering and 2012 Common Stock Offering, the Convertible Notes (previously issued and converted) and the placement agent warrants contain anti-dilution provisions that provide for a reduction in the exercise price of such warrants in the event that future common stock (or securities convertible into or exercisable for common stock) is issued (or becomes contractually issuable) at a price per share (a “Lower Price”) that is less than the exercise price of such warrant at the time. The amount of any such adjustment is determined in accordance with the provisions of the warrant agreement and depends upon the number of shares of common stock issued (or deemed issued) at the Lower Price and the extent to which the Lower Price is less than the exercise price of the warrant at the time.

 Activities for derivative warrant instruments during the three months ended March 31, 2013 were as follows:

	Units	Fair Value

Balance, December 31, 2012	5,146,338	$3,574,958

Change in fair value	-	(1,334,512)

Balance, March 31, 2013	5,146,338	$2,240,446

The fair values of the derivative warrants were calculated using a modified binomial valuation model with the following assumptions at March 31, 2013 and December 31, 2012.

	December 31,	March 31,
	2012	2013

Market value of common stock on measurement date (1)	$1.17	$1.17
Adjusted exercise price	$0.48 - $0.81	$0.78 - $2.475
Risk free interest rate (2)	$0.10 - $0.77	1.24%
Warrant lives in years	4 months/5 years	1 months/4.7 years
Expected volatility (3)	125% - 161%	161%
Expected dividend yield (4)	-	-
Probability of stock offering in any period over 5 years (5)	25%	25% - 40%

(1)	The market value of common stock is based on an enterprise valuation.

(2)	The risk-free interest rate was determined by management using the Treasury Bill as of the respective measurement date.

(3)
Because the Company does not have adequate trading history to determine its historical trading volatility, the volatility factor was estimated by management using the historical volatilities of comparable companies in the same industry and region.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management has determined that the probability of a stock offering is 25% - 40% for each quarter of the next five years.

Note 6 – Commitments and Contingencies

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

The Company met its first milestone in 2012 and upon reaching the milestone the Company paid Abbott Biotherapeutics Corp. a milestone payment of $750,000 on July 24, 2012.  The milestone payment for the Phase I Clinical Trial was recorded as research and development expense.

b.
MSKCC – In February 2002, the Company entered into a license agreement with MSKCC that requires a technology access fee of $50,000 upon execution, an annual maintenance fee of $50,000 and annual research funding of $50,000 for as long as the agreement is in force.

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

g.
On May 9, 2011, Actinium entered into a transaction management agreement with Jamess Capital Group, LLC. (formerly known as Amerasia Capital Group, LLC), a consulting firm affiliated with Mr. Sandesh Seth, a Director of Actinium  by virtue of his position as a director of Actinium Pharmaceuticals.  Mr. Seth is a Managing Partner of the consulting firm some of whose member interests are held by entities owned by officers and employees of the Placement Agent.  None of Actinium’s current officers or directors had a prior relationship or affiliation with Actinium prior to the closing of the Share Exchange.  Pursuant to the agreement, the management firm was engaged to provide consulting services to Actinium related to the consummation of a going public transaction for Actinium.  The management firm received a monthly fee of $12,500 which is terminable by the Company three months after the effective date of the going public transaction and designees of Jamess, including entities affiliated with Mr. Seth, were issued warrants to purchase common stock equal to 10% of the fully-diluted capital stock of the Company as of the effective date of the going public transaction. The fully diluted shares for this calculation included all issued and outstanding shares as well as those reserved under the Employee Stock Option Plan.  Jamess Capital Group does not retain beneficial ownership of the warrants as they were issued to designess of the members in amounts which do not qualify either Jamess or the warrant holders for inclusion in the beneficial ownership table.  The warrants contain a provision wherein the holder may waive the 90 day exercise notice requirement by giving 65 days prior notice of such waiver.  The shares available by exercise of this Warrant are also restricted and may not be sold or otherwise transfered until the earlier of twelve months from the closing date of the Pubco Transaction; or for six months after the planned Registration Statement is declared effective. The consulting firm is also eligible to be reimbursed upon the submission of proper documentation for ordinary and necessary out-of-pocket expenses not to exceed $5,000 per month.

h.
On July 19, 2012, the Company entered into a clinical trial agreement with FHCRC.  The Company will pay $31,366 for each patient that has completed the clinical trial. Upon execution of the agreement, the Company is required to pay a start-up fee of $19,749.  During the clinical trial additional fees apply and will be invoiced when applicable.  The amount due has not been invoiced but accrued by the Company as of March 31, 2013.

i.
On August 28, 2012, the Company entered into a clinical trial agreement with The University of Texas M.D. Anderson Cancer Center.  The total estimated cost of conducting the clinical trial is $481,204, which includes a non- refundable institutional fee of $14,500.  The estimated cost is based on treating 24 patients through 2013.  Upon execution of the agreement, the Company is required to make a payment of $33,946.   The amount due has not been invoiced but accrued by the Company as of March 31, 2013.

j.
On September 26, 2012, the Company entered into a clinical trial agreement with Johns Hopkins University.  The Phase I/II clinical trial will be conducted with Actinium 225.  The clinical trial will be conducted under the protocols established by the Company and pursuant to an Investigational New Drug Exemption (IND 10807) held by the Company.  The Company will pay $38,501 per patient, who has completed the clinical trial. The Company is required to pay a start-up fee of $22,847, an annual pharmacy fee of $2,025 and an amendment processing fee of $500, when applicable.  The amount due has not been invoiced but accrued by the Company as of March 31, 2013.

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

Note 7 – Equity

Stock Option Plan

The following is a summary of stock options:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Units	Exercise Price	Term (in years)	Value

Outstanding, December 31, 2012	2,330,134	$0.96	8.91	$685,800

Outstanding, March 31, 2013	2,330,134	$0.96	8.66	$685,800

All options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at March 31, 2013 was $1,206,014. During the three months ended March 31, 2013 and 2012, the Company recorded option expense of $94,200 and $199,990, respectively.

Warrants

The following is a summary of warrants:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Units	Exercise Price	Term (in years)	Value

Outstanding, December 31, 2012	12,770,636	0.97	4.48	6,114,768

Outstanding, March 31, 2013	12,770,636	$0. 97	4.23	$6,114,768

Note 8 – Subsequent Events

From April 1, 2013 through May 15, 2013, 154,403 warrants were exercised into 154,403 shares of the Company’s common stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

This Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Description of Business

The Company was incorporated under the laws of the State of Nevada on October 6, 1997. The Company was a shell entity that was in the market for a merger with an appropriate operating company.

On December 28, 2012, the Company entered into a transaction (the “Share Exchange”), pursuant to which the Company acquired 100% of the issued and outstanding equity securities of Actinium Pharmaceuticals, Inc. (“API”), in exchange for the issuance of approximately 99% of the issued and outstanding common stock, par value $0.01 per share, of the Company. The Share Exchange closed on December 28, 2012.  As a result of the Share Exchange, the former shareholders of API became the controlling shareholders of the Company. At the closing, each API shareholder received 0.333 shares (the “Exchange Ratio”) of Cactus common stock for each API share exchanged. At the closing, all of the API shareholders’ options and warrants to purchase API common stock were exchanged at the Exchange Ratio for new options or warrants, as applicable, to purchase Cactus common stock.

API, incorporated on June 13, 2000, is a biotechnology company committed to developing breakthrough therapies for life threatening diseases using its alpha particle immunotherapy (APIT) platform and other related and similar technologies. API, together with its wholly owned subsidiary, MedActinium, Inc. (MAI), (hereinafter referred to collectively as “API”) has initiated collaborative efforts with large institutions to establish the proof of concept of alpha particle immunotherapy and has supported one Phase I/Il clinical trial and one Phase I clinical trial at Memorial Sloan-Kettering Cancer Center (MSKCC) under an MSKCC Physician Investigational New Drug Application. In 2012, API launched a multi-center corporate sponsored trial in acute myeloid leukemia (AML) patients.  API’s objective, through research and development, is to produce reliable cancer fighting products which utilize monoclonal antibodies linked with alpha particle emitters or other appropriate payloads to provide very potent targeted therapies. The initial clinical trials of API’s compounds have been with patients having acute myeloid leukemia and it is believed that API’s APIT platform will have wider applicability for different types of cancer where suitable monoclonal antibodies can be found.

As a result of the Share Exchange, the Company is now a holding company operating through API, a clinical-stage biopharmaceutical company developing certain cancer treatments.

On March 20, 2013, in anticipation of the Company changing its name to Actinium Pharmaceuticals, Inc. and its domicile from Nevada to Delaware, the Company’s subsidiary, Actinium Pharmaceuticals, Inc., changed its name to Actinium Corporation.  On April 11, 2013, the Company changed its domicile from the State of Nevada to the State of Delaware and changed its name from Cactus Ventures, Inc. to Actinium Pharmaceuticals, Inc.   Effective April 18, 2013, the Company’s new trading symbol is ATNM.

Plan of Operation

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

We are a development stage company and have never generated revenue. Currently we do not have a stable recurring source of revenues sufficient to cover our operating costs. As of March 31, 2013, we had an accumulated deficit of $56 million. We incurred net losses of $689,027 for the three months ended March 31, 2013.

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

Results of Operations – Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the three months ended March 31,
	2013	2012

Revenues	$-	$-

Operating expenses:
Research and development, net of reimbursements	1,085,707	444,886
General and administrative	933,135	560,276
Other expenses	4,122	158
Total operating expenses	2,022,964	1,005,320

Other (income) expense:
Interest expense	575	312,890
Gain on change in fair value of derivative liabilities	(1,334,512)	(409,301)
Total other income	(1,333,937)	(96,411)

Net loss	$(689,027)	$(908,909)

Revenues

We recorded no commercial revenues for the three months ended March 31, 2013 and 2012.

Research and Development Expense

Research and development expenses increased by $640,821 to $1,085,707 for the three months ended March 31, 2013 compared to $444,886 for the three months ended March 31, 2012. The increase is primarily attributable to the costs related to continuing the multi-center clinical trial for Actimab™-A which commenced in the third quarter of 2012 and the manufacturing of BC8, the antibody that is the key component of Iomab-B inlicensed by the Company in 2012. The increased expenses also reflect development work on significantly improving the efficacy and cost structure of the Actimab™-A manufacturing and costs related to Iomab-B’s clinical development and regulatory submissions.

General and Administrative Expenses

Overall, total general and administrative expenses increased by $372,859 to $933,135 for the three months ended March 31, 2013 compared to $560,276 for the three months ended March 31, 2012. The increase was largely attributable to increases in professional fees, staffing,  and the stock-based compensation incurred by the Company as discussed below.

The increase can also be attributed to additional professional fees associated with the Company going public. In addition to the professional fees incurred, we increased our personnel. As such, payroll-related expenses for the three months ended March 31, 2013 increased compared to the same period in 2012.

Other (Income) Expense

Other income increased by $1,237,526 for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase is primarily attributable a decrease in interest expense due to the amortization of the convertible debt discount and deferred financing costs related to the convertible debt during the three months ended March 31, 2012.  In addition, the Company recorded a gain on the change in fair value of the Company’s embedded derivative liability in the amount $1,334,512 during the three months ended March 31, 2013 as compared to $409,301 during the comparable three-month period ended March 31, 2012.

Net Loss

Net loss decreased by $219,882 to $689,027 for the three months ended March 31, 2013 compared $908,909 for the three months ended March 31, 2012. The decrease was primarily due to an increase in the gain from change in fair value of the derivative liability, offset by additional costs incurred by the Company in research and development expenses, non-cash stock-based compensation costs and professional fees as discussed above.

Liquidity and Capital Resources

We have financed our operations primarily through sales of the Company’s stock and the issuance of convertible promissory notes.

We did not have any cash or cash equivalents held in financial institutions located outside of the United States as of March 31, 2013 and December 31, 2012. We do not anticipate this practice will change in the future.

The following tables sets forth selected cash flow information for the periods indicated:

	For the three months ended March 31,
	2013	2012

Cash provided by (used in) operating activities	$(2,312,338)	$(947,926)
Cash provided by (used in) investing activities	(1,112)	(1,157)
Cash provided by (used in) financing activities	(65,333)	660,163

Net change in cash	$(2,378,783)	$(288,920)

Net cash used in operating activities was $2,312,338 for the three months ended March 31, 2013 compared to $947,926 used in operations for the same period in 2012. Cash used in operations increased due to the increase in spending related to preparations and eventual launch and conduct of a multicenter trial and an increase in spending related to professional fees combined with an increase in payroll-related expenses.

Net cash used in financing activities was $65,333 for the three months ended March 31, 2013 compared to net cash provided by financing activities of $660,163 for the same period in 2012. During the three months ended March 31, 2013, the Company repaid $65,333 in a premium financing arrangement. During the three months ended March 31, 2012, the Company received net proceeds of $660,164 from sale of its stock.

We have experienced cumulative losses of $56,432,490 from inception (June 13, 2000) through March 31, 2013, and have stockholders' equity of $550,808 at March 31, 2013. In addition, the Company has not completed its efforts to establish a stable recurring source of revenues sufficient to cover its operating costs for the next twelve months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

The Company intends to increase funds available to continue our research and development efforts, which include material supply, manufacturing, clinical development and pre-clinical trials and working capital. In 2013, we expect cash needs of up to $20,000,000 to finance research and development, which include material supply, manufacturing, clinical trials and pre-clinical trials and to cover our ongoing working capital needs. If all of the securities offered hereunder are sold, we believe that the net proceeds from the offering will provide us with the capital needed for these plans.

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

Critical Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. To prepare these consolidated financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our expenses. Judgments must also be made about the disclosure of contingent liabilities. Actual results could be significantly different from these estimates. We believe that the following discussion addresses the accounting policies that are necessary to understand and evaluate our reported financial results.

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2013 and 2012, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective, as of March 31, 2013, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting.  There were no changes in our system of internal controls over financial reporting during the period covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Not Applicable to a smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

101.INS	X XBRL Instance Document	Attached

101.SCH	X XBRL Taxonomy Extension Schema Document	Attached

101.CAL	X XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	X XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	X XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	X XBRL Taxonomy Presentation Linkbase Document	Attached

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTINIUM PHARMACEUTICALS, INC.

Date: May 15, 2013

	By:	/s/ Sergio Traversa
Sergio Traversa
Interim President, Interim Chief Executive Officer and Interim Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)