Form 10-Q
period 2013-06-30
Actinium Pharmaceuticals, Inc.
filed 2013-08-13
CIK 1388320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
or

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
☒  Yes          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒   Yes         No ☐

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2013:16,297,077 (excluding shares of common stock the registrant is still in the process of exchanging certificates)

Actinium Pharmaceuticals, Inc.
FORM 10-Q
For period ended June 30, 2013

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2013 and 2012 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2012.  The results of operations for the period ended June 30, 2013 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.
(Formerly Cactus Ventures, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	June 30, 2013	December 31, 2012

Assets

Current Assets:
Cash and cash equivalents	$5,650,328	$5,618,669
Prepaid expenses and other current assets	84,270	167,143
Total Current Assets	5,734,598	5,785,812

Property and equipment, net of accumulated depreciation	-	3,010
Total Assets	$5,734,598	$5,788,822

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$793,630	$897,044
Accounts payable and accrued expenses - related party	31,185	31,185
Notes payable	36,950	140,000
Derivative liabilities	2,957,977	3,574,958
Total Current Liabilities	3,819,742	4,643,187

Total Liabilities	3,819,742	4,643,187

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.01 par value; 10,000,000 authorized
none issued and outstanding	-	-
Common stock, $0.01 par value; 100,000,000 shares authorized;
23,584,424 and 21,391,665 shares issued and outstanding, respectively	235,844	213,916
Additional paid-in capital	60,895,513	56,675,182
Deficit accumulated during the development stage	(59,216,501)	(55,743,463)
Total Stockholders' Equity	1,914,856	1,145,635

Total Liabilities and Stockholders' Equity	$5,734,598	$5,788,822

See accompanying notes to financial statements.

Actinium Pharmaceuticals, Inc.
(Formerly Cactus Ventures, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					For the Period
					from June 13, 2000
					(Inception) to
	For the three months ended June 30,		For the six months ended June 30,		June 30,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Research and development, net of reimbursements	509,262	601,272	1,594,968	1,046,158	28,015,488
General and administrative	966,367	237,908	1,899,503	798,184	26,404,478
Depreciation and amortization expense	-	159	-	317	3,262,462
Loss on disposition of equipment	-	-	4,122	-	554,307
Total operating expenses	1,475,629	839,339	3,498,593	1,844,659	56,236,735

Loss from operations	(1,475,629)	(839,339)	(3,498,593)	(1,844,659)	(56,236,735)

Other Income (Expense):
Interest expense	(634)	(320,728)	(1,209)	(633,618)	(1,965,916)
Gain on extinguishment of liability	-	-	-	-	260,000
Change in fair value - derivative liabilities	(1,307,748)	(402,524)	26,764	6,777	726,150
Total other income (expense)	(1,308,382)	(723,252)	25,555	(626,841)	(979,766)

Net loss	$(2,784,011)	$(1,562,591)	$(3,473,038)	$(2,471,500)	$(59,216,501)

Net loss per common share - basic and diluted	$(0.13)	$(0.09)	$(0.16)	$(0.15)

Weighted average common shares outstanding
- basic and diluted	22,178,637	17,020,192	21,791,673	17,020,192

See accompanying notes to financial statements.

Actinium Pharmaceuticals, Inc.
(Formerly Cactus Ventures, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			For the Period
	For the Six	For the Six	from June 13, 2000
	Months Ended	Months Ended	(Inception) to
	June 30,	June 30,	June 30,
	2013	2012	2013
Cash Flows From Operating Activities:
Net loss	$(3,473,038)	$(2,471,500)	$(59,216,501)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Stock-based compensation expense	188,400	240,400	6,240,436
Depreciation expense	-	317	3,262,462
Loss on disposition of equipment	4,122	-	554,307
Amortization of debt discount	-	451,267	900,000
Amortization of deferred financing costs	-	145,951	292,692
Gain on extinguishment of liability	-	-	(260,000)
Gain on change in fair value of derivative	(26,764)	(6,777)	(726,150)
Changes in operating assets and liabilities:
(Increase) decrease in:
R&D reimbursable receivable	(2,126)	50,069	(5,872)
Prepaid expenses and other current assets	85,000	(8,494)	61,604
Increase (decrease) in:
Accounts payable and accrued liabilities	(103,414)	(263,465)	1,135,359
Accounts payable and accrued liabilities - related party	-	-	31,185
Net Cash Used In Operating Activities	(3,327,820)	(1,862,232)	(47,730,478)

Cash Flows From Investing Activities:
Payment made for patent rights	-	-	(3,000,000)
Purchase of property and equipment	(1,112)	(1,157)	(816,771)
Net Cash Used In Investing Activities	(1,112)	(1,157)	(3,816,771)

Cash Flows From Financing Activities:
Borrowings on convertible debt, net of offering costs	-	-	645,888
Payments on note payable	(103,050)	-	(103,050)
Sales of stock, net of offering costs	-	660,163	53,191,098
Proceeds from the exercise of warrants for cash	3,463,641		3,463,641
Net Cash Provided By Financing Activities	3,360,591	660,163	57,197,577

Net change in cash	31,659	(1,203,226)	5,650,328

Cash at beginning of period	5,618,669	5,703,798	-

Cash at end of period	$5,650,328	$4,500,572	$5,650,328

Supplemental disclosures of cash flow information:
Cash paid for interest	$561	$-	$1,243
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Beneficial conversion feature discount	$-	$-	$372,850
Fair value of warrants issued with debt	$-	$-	$377,150
Fair value of warrants issued with stock	$-	$318,087	$5,985,238
Fair value of warrants issued to the placement agent	$-	$159,044	$2,170,282
Conversion of notes payable and accrued interest to stock	$-	$-	$981,729
Transfer from liability classification to equity classification	$590,217	$-	$4,821,542

See accompanying notes to financial statements.

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

Cash and Cash Equivalents – The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. Such balances are usually in excess of FDIC insured limits. At June 30, 2013 and December 31, 2012, all of the Company’s cash was deposited in one bank.

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

The following tables set forth assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as of June 30, 2013 and December 31. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total

Derivative liabilities:
At June 30, 2013	-	-	$2,957,977	$2,957,977
At December 31, 2012	-	-	3,574,958	3,574,958

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

Earnings (Loss) Per Common Share – The Company provides basic and diluted earnings per common share information for each period presented. Basic earnings (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding plus dilutive securities. Since the Company has only incurred losses, basic and diluted net loss per common share are the same.  The potentially dilutive securities (options, warrants and convertible instruments) were excluded from the diluted loss per common share calculation because their effect would have been antidilutive. For the six months ended June 30, 2013, potentially issuable shares included stock options to purchase 2,280,184 shares and warrants to purchase 9,535,694 shares of the Company’s common stock. For the six months ended June 30, 2012, potentially issuable shares includes options and warrants to purchase 6,842,528 shares of the Company’s common stock and notes payable convertible to 815,275 shares of the Company’s common stock have been excluded from the calculation.

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

Note 2 – Going Concern

As reflected in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations since its inception. The Company has a net loss of $3,473,038 and net cash used in operations of $3,327,820, for the six months ended June 30, 2013; and an accumulated deficit of $59,216,501 at June 30, 2013. In addition, the Company has not completed its efforts to establish a stable recurring source of revenues sufficient to cover its operating costs for the next twelve months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on the successful execution of management's plans, which include the expectation of raising debt or equity based capital, with some additional funding from other traditional financing sources, including term notes, and research and development grants until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to issue additional equity and incur additional liabilities with related parties to sustain the Company’s existence although no commitments for funding have been made and no assurance can be made that such commitments will be available.

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

Property and equipment consisted of the following at June 30, 2013 and December 31, 2012:

	Lives	2013	2012

Office equipment	5 years	$157,274	$156,162
Furniture and fixture	7 years	1,292	1,292

Total property and equipment		158,566	157,454
Less: accumulated depreciation		(154,444)	(154,444)
Loss on disposition of equipment		(4,122)	-

Property and equipment, net		$-	$3,010

Depreciation expense for the three months ended June 30, 2013 and 2012 were $0 and $159, respectively. Depreciation expense for the six months ended June 30, 2013 and 2012 were $0 and $317 respectively. The Company wrote off its remaining underpreciated property and equipment during the six months ended June 30, 2013.

Note 4 – Note Payable

On December 28, 2012, the Company entered into a premium finance agreement to pay a $140,000 premium for its director and officer liability insurance policy. Pursuant to the agreement, the Company paid a down payment of $28,000 in January 2013 and has to pay $12,636 in monthly installment for nine months. As of June 30, 2013, the outstanding balance related to the premium finance agreement was $36,950.  The Company has paid $103,050 of the principal during 2013.

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

Activities for derivative warrant instruments during the six months ended June 30, 2013 were as follows:

	Units	Fair Value

Balance, December 31, 2012	5,146,338	$3,574,958

Reclassification to paid in capital	(3,122,821)	(590,217)

Change in fair value	-	(26,764)

Balance, June 30, 2013	2,023,517	$2,957,977

The fair values of the derivative warrants were calculated using a modified binomial valuation model with the following assumptions at June 30, 2013 and December 31, 2012.

	December 31,	June 30,
	2012	2013

Market value of common stock on measurement date (1)	$1.17	$1.65
Adjusted exercise price	$0.48 - $0.81	$1.50 - $2.475
Risk free interest rate (2)	$0.10 - $0.77	1.05%
Warrant lives in years	4 months/5 years	4.5 years
Expected volatility (3)	125% - 161%	154%
Expected dividend yield (4)	-	-

(1)	The market value of common stock is based on an enterprise valuation.

(2)	The risk-free interest rate was determined by management using the Treasury Bill as of the respective measurement date.

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

a.
Abbott Biotherapeutics Corp. We entered into a Product Development and Patent License Agreement with Abbott Biotherapeutics Corp. (formerly Facet Biotech formerly known as Protein Design Labs) in 2003 to secure exclusive rights to a specific antibody when conjugated with alpha emitting radioisotopes. Upon execution of the agreement, we made a license fee payment of $3,000,000.

We agreed to make milestone payments totaling $7,750,000 for the achievement of the following agreed to and contracted milestones:

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

Under the agreement, we agreed to pay to Abbott Biotherapeutics Corp on a country-by-country basis a royalty of up to 12% of net sales of all licensed products until the later of: (1) 12.5 years after the first commercial sale, or (2) when the patents expire.

As of December 31, 2012, we met our first milestone and upon reaching the milestone we paid Abbott Biotherapeutics Corp. a milestone payment of $750,000 on July 24, 2012.

b.
Memorial Sloan Kettering Cancer Center (MSKCC).  In February 2002, we entered into a license agreement with MSKCC that requires a technology access fee of $50,000 upon execution, an annual maintenance fee of $50,000 and an annual research funding of $50,000 for as long as the agreement is in force.

Milestones	Payments

(1) filing of an New Drug Application (“NDA”) or regulatory approval
for each licensed product	$750,000
(2) upon the receipt of regulatory approval from the U.S. FDA for each
licensed product	1,750,000

Under the agreement, we agreed to pay to MSKCC on a country-by-country basis a royalty of 2% of net sales of all licensed products until the later of: (1) 10 years from the first commercial sale, or (2) when the patents expire.  We expect to file the NDA for regulatory approval in 2015.

c.
Oak Ridge National Laboratory (ORNL) – We have contracted to purchase radioactive material to be used for research and development through December 2013. We contracted to purchase $ 337,500 of radioactive material to be used for research and development, with a renewal option at the contract end.

d.
AptivSolutions.  AptivSolutions provides project management services for the study of the drug Ac-225-HuM195 (Actimab-A) used in our clinical trials, Phase I and Phase II.  The total project is estimated to cost $1,859,333 and requires a 12.5% down payment of the total estimated project cost.  The down payment totaling $239,000 was paid in 2007 and 2012.  The agreement was amended to provide for additional services on August 6, 2012, October 22, 2012 and May 16, 2013.  The total project is now estimated at $ 2,173,955.

e.
Fred Hutchinson Cancer Research Center (FHCRC).  On June 15, 2012, we entered into a license and sponsored research agreement with FHCRC. We will build upon previous and ongoing clinical trials, with BC8 (licensed antibody) and eventually develop a clinical trial with Actinium 225.  FHCRC has currently completed Phase I and Phase II of the clinical trial and we intend to start preparation for a pivotal trial leading to an FDA approval.  We have been granted exclusive rights to the BC8 antibody and related master cell bank developed by FHCRC.  The cost to develop the trial will range from $13.2 million to $23.5 million, depending on the trial design as required by the FDA.  Under the terms of the sponsored research agreement, we will fund the FHCRC lab with $150,000 per year for the first two years and $250,000 thereafter.  Payments made toward funding the lab will be credited toward royalty payments owed to FHCRC in the given year.  A milestone payment of $1 million will be due to FHCRC upon FDA approval of the first drug.  Upon commercial sale of the drug, royalty payments of 2% of net sales will be due to FHCRC. On August 12, 2013, the Company paid $37,500 to FHCRC.

f.
MSKCC.  On March 27, 2012, we entered into a clinical trial agreement with Memorial Sloan Kettering Cancer Center.  The Company will pay $31,185 for each patient that has completed the clinical trial. Upon execution of the agreement, the Company is required to pay a start-up fee of $79,623.  The amount due of $79,623 was paid on July 10, 2012.

g.
FHCRC.  On July 19, 2012, we entered into a clinical trial agreement with FHCRC.  We will pay $31,366 for each patient that has completed the clinical trial. Upon execution of the agreement, we are required to pay a start-up fee of $19,749.

h.
The University of Texas M.D. Anderson Cancer Center.  On August 28, 2012, we entered into a clinical trial agreement with The University of Texas M.D. Anderson Cancer Center.  The total estimated cost of conducting the clinical trial is $481,204, which includes a non- refundable institutional fee of $14,500.  The estimated cost is based on treating 24 patients through 2013.  Upon execution of the agreement, we were required to make a payment of $33,946.

i.
Johns Hopkins University.  On September 26, 2012, we entered into a clinical trial agreement with Johns Hopkins University.  The Phase I/II clinical trial will be conducted with Actinium 225.  The clinical trial will be conducted under the protocols established by us and pursuant to an Investigational New Drug Exemption (IND 10807) held by us.  We will pay $38,501 per patient, who has completed the clinical trial. We are required to pay a start-up fee of $22,847, an annual pharmacy fee of $2,025 and an amendment processing fee of $500, when applicable.

j.
University of Pennsylvania.   On November 21, 2012, we entered into a clinical trial agreement with the University of Pennsylvania.  The Phase I/II clinical trial will be conducted with Actinium 225.  The clinical trial will be conducted under the protocols established by us and pursuant to an Investigational New Drug Exemption (IND 10807) held by us.  We will pay $31,771 per patient, who has completed the clinical trial. We will be required to pay a start-up fee of $16,000 and additional administrative fees, when applicable.

On August 1, 2012, the Company entered into a rental agreement for office space at 501 Fifth Avenue, 3rd Floor, New York, NY 10017.  The agreement terminated May 31, 2013. On June 1, 2013The Company entered into a rental agreement for office space at 546 Fifth Avenue, 14th Floor, New York, NY 10036.  The agreement terminates on December 31, 2013.  Upon the expiration of the term, the agreement automatically renews on a month-to-month basis and requires a two month notice of termination.  The Company paid a one month refundable deposit.

In February 28, 2013, the Company entered into a Separation and Settlement Agreement with its former CEO, Jack Talley. Pursuant to the agreement, the Company paid Mr. Talley $125,000 on March 8, 2013 and a second payment of $125,000 is due to be paid to Mr. Talley on September 1, 2013. The Company also paid Mr. Talley a performance bonus of $60,000 for his service from August 15, 2012 to December 31, 2012.

Note 7 – Equity

Stock Option Plan

The following is a summary of stock options:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Units	Exercise Price	Term (in years)	Value

Outstanding, December 31, 2012	2,330,134	$0.96	8.91	$685,800
Cancellation	(49,950)
Outstanding, March 31, 2013	2,280,184	$0.96	8.42	$1,609,035

All options issued and outstanding are being amortized over their respective service periods. The unrecognized compensation expense at June 30, 2013 was $1,086,848.

During the three months ended June 30, 2013 and 2012, the Company recorded option expense of $94,200, and $40,410, respectively. During the six months ended June 30, 2013 and 2012, the Company recorded option expense of $188,400 and $240,400, respectively.

On May 31, 2013, the Company entered into an agreement with its former director and consultant, Dr. Rosemary Mazanet. Pursuant to the agreement, the Company terminated the consulting agreement with Dr. Mazanet and Dr. Mazanet resigned as a director. The Company paid Mazanet cash of $25,000 and cancelled options to purchase 49,950 shares of the Company’s common stock at $1.50 per share previously granted.

Warrants

The following is a summary of warrants:

			Weighted
			Average
		Weighted	Remaining		Aggregate
	Number of	Average	Contractual		Intrinsic
	Units	Exercise Price	Term (in years)		Value

Outstanding, December 31, 2012	12,770,636	$0.97	4.48		$6,114,768
Warrants exercised	(2,211,158)	1.65
Warrants expired	(1,023,784)	1.65
Outstanding, June 30, 2013	9,535,694	$0.77	5.34	1	$9,691,302

During the six months ended June 30, 2013, the Company issued shares of common stock pursuant to the exercise of A-Warrants originally issued in connection with a private placement that closed in January 2013.  The warrants were exercised at $1.65 per share, resulting in gross proceeds of $3,463,641 received by the Company.

Note 8 – Subsequent Events

Management has evaluated subsequent events and has concluded no events warrant disclosure.

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

Under our own sponsorship as well as activity at FHCRC, we have four product candidates in active clinical trials: Actimab™-A (HuM195-Ac-225), Iomab™-B (BC8-I-131), BC8-Y-90 and BC8-SA. At this time, the Company is actively pursuing development of Actimab™-A and Iomab™-B while BC8-Y-90 and BC8-SA are in physician sponsored clinical phase I trials at the Fred Hutchinson Cancer Research Center.Actimab™-A is a combination of the monoclonal antibody we have in-licensed, Lintuzumab (HuM195), and the alpha emitting isotope actinium 225. Actimab™-A has shown promising results throughout preclinical development and an ongoing clinical trial started in 2006 in treating acute myeloid leukemia (AML) in the elderly. We have expanded the number of patients and number of clinical centers by commencing a new AML clinical trial which we have launched in 2012. This trial targets newly diagnosed AML patients over the age of 60. In order to conduct the trial we are engaged in funding, monitoring and quality assurance and control of the Lintuzumab antibody; procurement of actinium 225 isotope; funding, monitoring and quality assurance and control of the drug candidate Actimab™-A manufacturing and organizing and monitoring clinical trials. We estimate that the direct costs to completion of both parts of the ongoing Phase I/II trial will be approximately US $7.5 million. Iomab™-B is a combination of the in-licensed monoclonal antibody BC8 and the beta emitting radioisotope iodine 131. This construct has been extensively tested in Phase I and Phase II clinical trials in approximately 250 patients with different blood cancer indications who were in need of a hematopoietic stem cell transplantation (HSCT). Iomab™-B is used to condition the bone marrow of these patients by destroying blood cancer cells in their bone marrow and elsewhere thus allowing for a subsequent transplant containing healthy donor bone marrow stem cells. We have decided to develop this drug candidate by initially focusing on the patients over 55 with active acute myeloid leukemia in relapse and/or refractory to existing treatments. Our intention is to request the FDA in 2014 to allow us to enter into a pivotal trial with Iomab™-B. We estimate the direct costs of such a trial to completion anticipated in 2016 will be approximately US $15-20 million.

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

We are a development stage company and have never generated revenue. Currently we do not have a stable recurring source of revenues sufficient to cover our operating costs. As of June 30, 2013, we had an accumulated deficit of $58.6 million. We incurred net losses of $2.9 million for the six months ended June 30, 2013.

Opportunities, Challenges and Risks

The market for drugs for cancer treatment is a large market in need of novel products, in which successful products can command multibillion dollars in annual sales. A number of large pharmaceutical and biotechnology company regularly acquire products in development, with preference given to products in Phase II or later clinical trials. These deals are typically structured to include an upfront payment that ranges from several million dollars to tens of million dollars or more and additional milestone payments tied to regulatory submissions and approvals and sales milestones. Our goal is to develop our product candidates through Phase II clinical trials or later and enter into partnership agreements with one or more large pharmaceutical and/or biotechnology companies or eventually commercialize some of our products ourselves or through other appropriate partnerships.

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

Results of Operations – Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the three months ended June 30,
	2013	2012

Revenues	$-	$-

Operating expenses:
Research and development, net of reimbursements	509,262	601,272
General and administrative	966,367	237,908
Other expenses	-	159
Total operating expenses	1,475,629	839,339

Other expense:
Interest expense	634	320,728
Loss on change in fair value of derivative liabilities	1,307,748	402,524
Total other expense	1,308,382	723,252

Net loss	$(2,784,011)	$(1,562,591)

Revenues

We recorded no commercial revenues for the three months ended June 30, 2013 and 2012.

Research and Development Expense

Research and development expenses decreased by $92,010 to $509,262 for the three months ended June 30, 2013 compared to $601,272 for the three months ended June 30, 2012. The decrease is primarily attributable to the Company conserving capital during the three months ended June 30, 2013.

General and Administrative Expenses

Overall, total general and administrative expenses increased by $728,459 to $966,367 for the three months ended June 30, 2013 compared to $237,908 for the three months ended June 30, 2012. The increase was largely attributable to increases in professional fees, financing related fees and the stock-based compensation incurred by the Company as discussed below.

Other Expense

Other expenses increased by $585,130 for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The increase is primarily attributable a decrease in interest expense due to the amortization of the convertible debt discount and deferred financing costs related to the convertible debt during the three months ended June 30, 2012, offset by a major increase in the loss on the change in fair value of the derivative liability.

Net Loss

Net loss increased by $1,221,420 to $2,784,011 for the three months ended June 30, 2013 compared $1,562,591 for the three months ended June 30, 2012. The increasee was primarily due to an increase in the loss from change in fair value of the derivative liability, an increase in professional fees and payroll related expense, offset by a decrease in interest expense associated with the amortization of debt discount to interest expense.

Results of Operations – Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the six months ended June 30,
	2013	2012

Revenues	$-	$-

Operating expenses:
Research and development, net of reimbursements	1,594,968	1,046,158
General and administrative	1,899,503	798,184
Other expenses	4,122	317
Total operating expenses	3,498,593	1,844,659

Other (income) expense:
Interest expense	1,209	633,618
Gain on change in fair value of derivative liabilities	(26,764)	(6,777)
Total other (income) expense	(25,555)	626,841

Net loss	$(3,473,038)	$(2,471,500)

Revenues

We recorded no commercial revenues for the six months ended June 30, 2013 and 2012.

Research and Development Expense

Research and development expenses increased by $548,810 to $1,594,968 for the six months ended June 30, 2013 compared to $1,046,158 for the six months ended June 30, 2012. The increase is primarily attributable to the costs related to continuing the multi-center clinical trial for Actimab™-A which commenced in the third quarter of 2012 and the manufacturing of BC8, the antibody that is the key component of Iomab-B inlicensed by the Company in 2012. The increased expenses also reflect development work on significantly improving the efficacy and cost structure of the Actimab™-A manufacturing and costs related to Iomab-B’s clinical development and regulatory submissions.

General and Administrative Expenses

Overall, total general and administrative expenses increased by $1,101,319 to $1,899,503 for the six months ended June 30, 2013 compared to $798,184 for the six months ended June 30, 2012. The increase was largely attributable to increases in professional fees, financing related fees  and the stock-based compensation incurred by the Company as discussed below.

Other (Income) Expense

Other income increased by $652,396 for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase is primarily attributable a decrease in interest expense due to the amortization of the convertible debt discount and deferred financing costs related to the convertible debt during the six months ended June 30, 2012, and an  increase in the gain on the change in fair value of the derivative liability.

Net Loss

Net loss increased by $1,001,538 to $3,473,038  for the six months ended June 30, 2013 compared $2,471,500 for the six months ended June 30, 2012. The increase was primarily due to an increase in research and development efforts and in professional fees and payroll related expense, offset by a decrease in interest expense associated with the amortization of debt discount to interest expense and a gain from change in fair value of the derivative liability.

Liquidity and Capital Resources

We have financed our operations primarily through sales of the Company’s stock and the issuance of convertible promissory notes.

We did not have any cash or cash equivalents held in financial institutions located outside of the United States as of June 30, 2013 and December 31, 2012. We do not anticipate this practice will change in the future.

The following tables sets forth selected cash flow information for the periods indicated:

	For the six months ended June 30,
	2013	2012

Cash provided by (used in) operating activities	$(3,327,820)	$(1,862,232)
Cash provided by (used in) investing activities	(1,112)	(1,157)
Cash provided by (used in) financing activities	3,360,591	660,163

Net change in cash	$31,659	$(1,203,226)

Net cash used in operating activities was $3,327,820 for the six months ended June 30, 2013 compared to $1,862,232 used in operations for the same period in 2012. Cash used in operations increased due to the increase in spending related to preparations and eventual launch and conduct of a multicenter trial and an increase in spending related to professional fees combined with an increase in payroll-related expenses.

Net cash provided by financing activities was $3,360,591 for the six months ended June 30, 2013 compared to net cash provided by financing activities of $660,163 for the same period in 2012. During the six months ended June 30, 2013, the Company received proceeds from the exercise of warrants as more discussed below. During the six months ended June 30, 2012, the Company received net proceeds of $660,163 from sale of its stock.

We have experienced cumulative losses of $59,216,501 from inception (June 13, 2000) through June 30, 2013, and have stockholders' equity of $1,914,856 at June 30, 2013. In addition, the Company has not completed its efforts to establish a stable recurring source of revenues sufficient to cover its operating costs for the next twelve months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

In the second quarter of 2013 we issued shares of common stock pursuant to the exercise of A-Warrants originally issued in connection with a private placement that closed in January 2013.  The warrants were exercised at $1.65 per share, resulting in gross proceeds of $3,463,641 for the Company.

The Company intends to increase funds available to continue our research and development efforts, which include material supply, manufacturing, clinical development and pre-clinical trials and working capital. In 2013, we expect cash needs of up to $25,000,000 to finance research and development, which include material supply, manufacturing, clinical trials and pre-clinical trials and to cover our ongoing working capital needs. If all of the securities offered hereunder are sold, we believe that the net proceeds from the offering will provide us with the capital needed for these plans.

In the event we do not meet our cash needs of $25,000,000, it may be necessary for us to delay the timing of various product development efforts and focus on our ongoing clinical trial with Actimab™-A.

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

Subsequent Event

On August 12, 2013 the Company paid $37,500 to Fred Hutchinson Cancer Research Center (“FHCRC”) per its license and sponsored research agreement with FHCRC dated June 15, 2012.  This payment represents a quarterly payment for the first quarter of the second year in which the agreement is in force.  The next quarterly payment of $37,500 will be due approximately in November 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective, as of June 30, 2013, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In the second quarter of 2013 we issued shares of common stock pursuant to the exercise of A-Warrants originally issued in connection with a private placement that closed in January 2013.  The warrants were exercised at $1.65 per share, resulting in gross proceeds of $3,463,641 for the Company.  The foregoing securities were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). These securities qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance securities by us did not involve a public offering. The offerings were not “public offerings” as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake offerings in which we sold a high number of shares to a high number of investors.  In addition, these holders of our securities had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act.  This restriction ensures that these securities would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for the foregoing transactions.

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
Date: August 13, 2013

	By:	/s/ Sergio Traversa
Sergio Traversa
Interim President, Interim Chief Executive Officer and Interim Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)