Form 10-Q
period 2013-09-30
Actinium Pharmaceuticals, Inc.
filed 2013-11-14
CIK 1388320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  Quarterly Report PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  000-52446

ACTINIUM PHARMACEUTICALS, INC.
(Exact name of registrant as specified in its charter)

Delaware	88-0378336
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

501 Fifth Avenue, 3rd Floor New York, NY	10017
(Address of Principal Executive Offices)	(Zip Code)

(646) 459-4201
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 12, 2013; 23,656,582

Actinium Pharmaceuticals, Inc.
FORM 10-Q
For period ended September 30, 2013

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2013 and 2012 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2012.  The results of operations for the period ended September 30, 2013 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.
(Formerly Cactus Ventures, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	September 30, 2013	December 31, 2012

Assets

Current Assets:
Cash and cash equivalents	$3,990,063	$5,618,669
Prepaid expenses and other current assets	53,000	167,143
Total Current Assets	4,043,063	5,785,812

Property and equipment, net of accumulated depreciation	6,918	3,010
Total Assets	$4,049,981	$5,788,822

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$312,001	$897,044
Accounts payable and accrued expenses - related party	375,686	31,185
Note payable	-	140,000
Derivative liabilities	2,757,966	3,574,958
Total Current Liabilities	3,445,653	4,643,187

Total Liabilities	3,445,653	4,643,187

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value; 10,000,000 authorized
0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized;
23,656,582 and 21,391,665 shares issued and outstanding, respectively	236,565	213,916
Additional paid in capital	61,005,177	56,675,182
Deficit accumulated during the development stage	(60,637,414)	(55,743,463)
Total Stockholders' Equity	604,328	1,145,635

Total Liabilities and Stockholders' Equity	$4,049,981	$5,788,822

See accompanying notes to consolidated financial statements.

Actinium Pharmaceuticals, Inc.
(Formerly Cactus Ventures, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					For the Period
					from June 13, 2000
	For the three months ended		For the nine months ended		(Inception) to
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

Revenue	$-	$-	$-	$-	$-

Operating expenses:
Research and development, net of reimbursements	778,232	1,677,301	2,373,200	2,723,459	28,793,719
General and administrative	830,730	722,037	2,730,233	1,520,221	27,235,208
Depreciation and amortization expense	-	112	-	429	3,262,462
Loss on disposition of equipment	-	-	4,122	-	554,308
Total operating expenses	1,608,962	2,399,450	5,107,555	4,244,109	59,845,697

Loss from operations	(1,608,962)	(2,399,450)	(5,107,555)	(4,244,109)	(59,845,697)

Other income (expense):
Interest expense	(1,299)	(318,623)	(2,508)	(952,241)	(1,967,215)
Gain on extinguishment of liability	-	-	-	-	260,000
Change in fair value - derivative liabilities	189,348	(294,381)	216,112	(287,604)	915,498
Total other income (expense)	188,049	(613,004)	213,604	(1,239,845)	(791,717)

Net loss	$(1,420,913)	$(3,012,454)	$(4,893,951)	$(5,483,954)	$(60,637,414)

Net loss per common share - basic and diluted	$(0.06)	$(3.76)	$(0.22)	$(6.84)

Weighted average number of common shares outstanding - basic and diluted	23,601,895	801,799	22,401,711	801,799

See accompanying notes to consolidated financial statements.

Actinium Pharmaceuticals, Inc.
(Formerly Cactus Ventures, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			For the Period
	For the Nine	For the Nine	from June 13, 2000
	Months Ended	Months Ended	(Inception) to
	September 30,	September 30,	September 30,
	2013	2012	2013
Cash Flows From Operating Activities:
Net loss	$(4,893,951)	$(5,483,954)	$(60,637,414)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	284,371	312,500	6,336,407
Depreciation expense	-	429	3,262,462
Loss on disposition of equipment	4,122	-	554,308
Amortization of debt discount	-	678,116	900,000
Amortization of deferred financing costs	-	219,725	292,692
Gain on extinguishment of liability	-	-	(260,000)
Change in fair value derivative liabilities	(216,112)	287,604	(915,498)
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	114,143	14,386	87,000
Increase (decrease) in:
Accounts payable and accrued liabilities	(585,043)	173,614	653,730
Accounts payable and accrued liabilities - related party	344,501	2,100	375,686
Net Cash Used In Operating Activities	(4,947,969)	(3,795,480)	(49,350,627)

Cash Flows From Investing Activities:
Payment made for patent rights	-	-	(3,000,000)
Purchase of property and equipment	(8,030)	(1,812)	(823,689)
Net Cash Used In Investing Activities	(8,030)	(1,812)	(3,823,689)

Cash Flows From Financing Activities:
Borrowings on convertible debt, net of offering costs	-	-	645,888
Payments on note payable	(140,000)	-	(140,000)
Sales of common stock, net of offering costs	-	660,163	53,191,098
Proceeds from the exercise of warrants for cash	3,467,393	-	3,467,393
Net Cash Provided By Financing Activities	3,327,393	660,163	57,164,379

Net change in cash	(1,628,606)	(3,137,129)	3,990,063

Cash at beginning of period	5,618,669	5,703,798	-

Cash at end of period	$3,990,063	$2,566,669	$3,990,063

Supplemental disclosures of cash flow information:
Cash paid for interest	$561	$-	$1,243
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Beneficial conversion feature discount	$-	$-	$372,850
Fair value of warrants issued with debt	$-	$-	$377,150
Fair value of warrants issued with stock	$-	$318,087	$5,985,238
Fair value of warrants issued to the placement agent	$-	$159,044	$2,170,282
Conversion of notes payable and accrued interest to stock	$-	$-	$981,729
Transfer from derivative liability classification to equity classification	$600,880	$-	$4,832,204

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

On September 25, 2013, in accordance with a Certificate of Ownership Merging Actinium Corporation into the Actinium Pharmaceuticals, Inc. (filed in Delaware, the Company merged (the “Merger”) into itself Actinium Corporation (a 93.7% owned subsidiary), and Actinium Corporation ceased to exist. As a result of the Merger, Actinium Corporation stock owned by the Company has been cancelled and each share of Actinium Corporation not owned by the Company was exchanged for 0.333 shares of Company common stock.  A total of 3,970,137 shares of Actinium Corporation common stock was exchanged for 1,322,055 shares of Company common stock.

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

Cash and Cash Equivalents – The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. Such balances are usually in excess of FDIC insured limits. At September 30, 2013 and December 31, 2012, all of the Company’s cash was deposited in one bank.

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

           The following tables set forth assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as of September 30, 2013 and December 31. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total

Derivative liabilities:
At September 30, 2013	-	-	$2,757,966	$2,757,966
At December 31, 2012	-	-	3,574,958	3,574,958

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

Earnings (Loss) Per Common Share – The Company provides basic and diluted earnings per common share information for each period presented. Basic earnings (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding plus dilutive securities. Since the Company has only incurred losses, basic and diluted net loss per common share are the same.  The potentially dilutive securities (options, warrants and convertible instruments) were excluded from the diluted loss per common share calculation because their effect would have been antidilutive. For the nine months ended September 30, 2013, potentially issuable shares included stock options to purchase 2,280,184 shares and warrants to purchase 9,441,942 shares of the Company’s common stock. For the nine months ended September 30, 2012, potentially issuable shares included stock options to purchase 1,968,829 shares; warrants in the amount of 5,861,044 shares; convertible notes payable in the amount of 1,152,692 shares; and convertible preferred stock in the amount of 13,831,762 shares of the Company’s common stock have been excluded from the calculation.

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

Note 2 – Going Concern

As reflected in the accompanying consolidated financial statements, the Company has suffered recurring losses from operations since its inception. The Company has a net loss of $4,893,951 and net cash used in operations of $4,947,969, for the nine months ended September 30, 2013; and a deficit accumulated during the development stage of $60,637,414 at September 30, 2013. In addition, the Company has not completed its efforts to establish a stable recurring source of revenues sufficient to cover its operating costs for the next twelve months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Note 3 – Property and Equipment

Property and equipment consisted of the following at September 30, 2013 and December 31, 2012:

	Lives	2013	2012

Office equipment	5 years	$162,384	$156,162
Furniture and fixture	7 years	3,100	1,292

Total property and equipment		165,484	157,454
Less: accumulated depreciation		(154,444)	(154,444)
Loss on disposition of equipment		(4,122)	-

Property and equipment, net		$6,918	$3,010

Depreciation expense for the nine months ended September 30, 2013 and 2012 were $0 and $429 respectively.

Note 4 – Note Payable

On December 28, 2012, the Company entered into a premium finance agreement to pay a $140,000 premium for its director and officer liability insurance policy. Pursuant to the agreement, the Company paid a down payment of $28,000 in January 2013 and is required to pay $12,636 in monthly installment for nine months. As of September 30, 2013, the outstanding balance related to the premium finance agreement was $0.

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

 Activities for derivative warrant instruments during the nine months ended September 30, 2013 were as follows:

	Units	Fair Value

Balance, December 31, 2012	5,146,338	$3,574,958

Reclassification to paid-in capital	(3,130,536)	(600,880)

Change in fair value	-	(216,112)

Balance, September 30, 2013	2,015,802	$2,757,966

The fair values of the derivative warrants were calculated using a modified binomial valuation model with the following assumptions at September 30, 2013 and December 31, 2012.

	December 31,	September 30,
	2012	2013

Market value of common stock on measurement date (1)	$1.17	$1.65
Adjusted exercise price	$0.48 - $0.81	$1.50 - $2.475
Risk free interest rate (2)	0.10% - 0.77%	0.33%
Warrant lives in years	4 months/5 years	0 days/4.22 years
Expected volatility (3)	125% - 161%	139%
Expected dividend yield (4)	-	-
Probability of stock offering in any period over 5 years (5)	25%	25% - 40%

(1)	The market value of common stock is based on an enterprise valuation.

(2)	The risk-free interest rate was determined by management using the Treasury Bill as of the respective measurement date.

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

Note 6 – Commitments and Contingencies

Employment Contracts

On September 16, 2013, the Company’s Board of Directors appointed Dr. Kaushik J. Dave as its new Chief Executive Officer (CEO) and Director. Material terms of the Employment Agreement are as follows:

a	A base salary at an annual rate of $350,000, which will be re-evaluated upon the six month anniversary of the start date and reimbursement of certain expenses.

b
The CEO shall be entitled to participate in an executive bonus program, which shall be established by the Board pursuant to which the Board shall award bonuses to the CEO, based upon the achievement of written individual and corporate objectives such as the Board shall determine.  Upon the attainment of such performance objectives, the CEO shall be entitled to a cash bonus in an amount to be determined by the Board with a target of forty percent (40%) of the base salary.

c
An option to purchase common shares of the Company and restricted stock (the “Grant”).  The Grant will consist of (i) an option grant to purchase 675,000 common shares of the Company; (ii) 125,000 shares of restricted and (iii) 100,000 shares of restricted stock a sign-on bonus of which fifty percent will vest at the one year anniversary of the start date upon starting work.  An additional twenty-five percent each will vest at eighteen months and twenty-four months after the start date.  As of October 25, 2013, the option has not been granted by the Board.

License and Research Agreements

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

b.
Memorial Sloan Kettering Cancer Center (MSKCC) – In February 2002, the Company entered into a license agreement with MSKCC that requires a technology access fee of $50,000 upon execution, an annual maintenance fee of $50,000 and annual research funding of $50,000 for as long as the agreement is in force.

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

The Company expects to file the NDA for regulatory approval in the 2016-2017 time frame.

c.
Oak Ridge National Laboratory (ORNL) – API is contracted to purchase $233,100 of radioactive material to be used for research and development, with a renewal option at the contract end.  The Company is currently negotiating the 2013 agreement.

d.
AptivSolutions provides project management services for the study of the drug Ac-225-HuM195 (Actimab-A) used in the Company clinical trials, Phase I and Phase II.  The total project is estimated to cost approximately $1.9 million and requires a 12.5% down payment of the total estimated project cost.  The down payment totaling $239,000 was paid in 2007 and 2012.  On August 6, 2012, October 22, 2012 and May 16, 2013, the agreement was amended to provide for additional services.  The total project is now estimated at approximately $2.2 million. AptivSolutions bills the Company when services are rendered and the Company records the related expense to research and development costs.

e.
On June 15, 2012, the Company entered into a license and sponsored research agreement with Fred Hutchinson Cancer Research Center (FHCRC). The Company will build upon previous and ongoing clinical trials, with BC8 (licensed antibody).  FHCRC has currently completed Phase I and Phase II of the clinical trial and the Company intends to start preparation for a pivotal trial leading to an FDA approval.  The Company has been granted exclusive rights to the BC8 antibody and related master cell bank developed by FHCRC.  The cost to develop the trial will range from $13.2 million to $23.5 million, depending on the trial design as required by the FDA.  Under the terms of the sponsored research agreement, the Company will fund the FHCRC lab with $150,000 per year for the first two years and $250,000 thereafter.  Payments made toward funding the lab will be credited toward royalty payments owed to FHCRC in the given year.  A milestone payment of $1 million will be due to FHCRC upon FDA approval of the first drug.  Upon commercial sale of the drug, royalty payments of 2% of net sales will be due to FHCRC.

f.
On March 27, 2012, the Company entered into a clinical trial agreement with MSKCC. The Company will pay $31,185 for each patient that has completed the clinical trial. Upon execution of the agreement, the Company is required to pay a start-up fee of $79,623.  The amount due of $79,623 was paid on July 10, 2012.

g.
On July 19, 2012, the Company entered into a clinical trial agreement with FHCRC.  The Company will pay $31,366 for each patient that has completed the clinical trial. Upon execution of the agreement, the Company is required to pay a start-up fee of $19,749.  During the clinical trial additional fees apply and will be invoiced when applicable.  The amount due has not been invoiced but accrued by the Company as of September 30, 2013.

h.
On August 28, 2012, the Company entered into a clinical trial agreement with The University of Texas M.D. Anderson Cancer Center.  The total estimated cost of conducting the clinical trial is approximately $500,000, which includes a non- refundable institutional fee of $14,500.  The estimated cost is based on treating 24 patients through 2013.  Upon execution of the agreement, the Company is required to make a payment of $33,946.

i.
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

On August 1, 2012, the Company entered into a rental agreement for office space at 501 Fifth Avenue, New York, NY. The agreement terminated on May 31, 2013. On June 1, 2013, the Company entered into a rental agreement for office space at 546 Fifth Avenue, New York, NY. This agreement terminates on December 31, 2013. Upon the expiration of the term, the agreement automatically renews on a month-to-month basis and requires a two month notice of termination. The Company paid a one month refundable deposit.

On February 28, 2013, the Company entered into a Separation and Settlement Agreement with its former CEO. Pursuant to the agreement, the Company paid the former CEO $125,000 on March 8, 2013 and a second payment of $125,000 on September 1, 2013. The Company also paid the former CEO a performance bonus of $60,000 for his service from August 15, 2012 to December 31, 2012.

Note 7 – Equity

Approval of the 2013 Stock Plan

The Board approved the Company’s 2013 Stock Plan.  The expiration date of the plan is September  9, 2023  and the total number of underlying shares of the Company’s common stock available for grant to employees, directors and consultants of the Company under the plan is 2,750,000 shares.

Approval of the Equity Incentive Plan

The Board approved the Company’s 2013 Equity Incentive Plan. The expiration date of the plan is September  9, 2023  and the total number of shares of the Company’s common stock available for grant to employees, directors and consultants of the Company under the plan is 450,000 shares.

Options

The following is a summary of option activities:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Units	Exercise Price	Term (in years)	Value

Outstanding, December 31, 2012	2,330,134	$0.96	8.91	$685,800

Cancellation	(49,950)

Outstanding, September 30, 2013	2,280,184	$0.95	8.17	$1,609,035

All options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at September 30, 2013 was $1,014,474.

Warrants

The following is a summary of warrant activities:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Units	Exercise Price	Term (in years)	Value

Outstanding, December 31, 2012	12,770,636	$0.97	4.48	$6,114,768
Warrants exercised	(2,304,910)	$1.65
Warrants expired	(1,023,784)	$1.65
Outstanding, September 30, 2013	9,441,942	$0. 77	5.09	$9,611,403

During the three months ended September 31, 2013 and 2012, the Company recorded option and warrant expenses of $95,971, and $72,100, respectively. During the nine months ended September 31, 2013 and 2012, the Company recorded option and warrant expenses of $284,371 and $168,000, respectively.

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

On December 28, 2012, the Company entered into a transaction (the “Share Exchange”), pursuant to which Cactus Ventures, Inc. (now the Company) acquired 100% of the issued and outstanding equity securities of Actinium Pharmaceuticals, Inc. (“API”), in exchange for the issuance of approximately 99% of the issued and outstanding common stock, par value $0.01 per share, of the Company. The Share Exchange closed on December 28, 2012.  As a result of the Share Exchange, the former shareholders of API became the controlling shareholders of the Company. At the closing, each API shareholder received 0.333 shares (the “Exchange Ratio”) of Cactus Ventures, Inc. common stock for each API share exchanged. At the closing, all of the API shareholders’ options and warrants to purchase API common stock were exchanged at the Exchange Ratio for new options or warrants, as applicable, to purchase Cactus common stock. As a result of the Share Exchange, the Company became a holding company operating through API, a clinical-stage biopharmaceutical company developing certain cancer treatments.

API, incorporated on June 13, 2000, is a biopharmaceutical company focused on the $50 billion market for cancer drugs. Our most advanced products are Actimab™-A, an antibody-drug construct containing actinium 225 (Ac-225), currently in human clinical trials for acute myeloid leukemia (AML) and Iomab™-B, an antibody-drug construct containing iodine 131 (I-131), used in myeloconditioning for hematopoietic stem cells transplantation (HSCT) in various indications. The Company is currently designing a trial which the Company intends to submit for registration approval in HSCT in the settings of refractory and relapsed acute myeloid leukemia in older patients. The Company is developing its cancer drugs using its expertise in radioimmunotherapy. In addition, the Ac-225 based drugs development relies on the patented Alpha Particle Immunotherapy Technology (APIT) platform technology co-developed with Memorial Sloan- Kettering Cancer Center, whose indirect subsidiary, Actinium Holdings Ltd., is a significant stockholder of the Company. The APIT technology couples monoclonal antibodies (mAb) with extremely potent but comparatively safe alpha particle emitting radioactive isotopes, in particular actinium 225 and bismuth 213. The final drug construct is designed to specifically target and kill cancer cells while minimizing side effects. The Company intends to develop a number of products for different types of cancer and derive revenue from partnering relationships with large pharmaceutical companies and/or direct sales of its products in specialty markets in the U.S.

On March 20, 2013, in anticipation of the Company changing its name to Actinium Pharmaceuticals, Inc. and its domicile from Nevada to Delaware, the Company’s subsidiary, Actinium Pharmaceuticals, Inc., changed its name to Actinium Corporation.  On April 11, 2013, the Company changed its domicile from the State of Nevada to the State of Delaware and changed its name from Cactus Ventures, Inc. to Actinium Pharmaceuticals, Inc.   Effective April 18, 2013, the Company’s trading symbol is ATNM.

On September 25, 2013 in accordance with a Certificate of Ownership Merging Actinium Corporation into the Company, the Company merged into itself Actinium Corporation, and Actinium Corporation ceased to exist. As a result of the merger, Actinium Corporation stock owned by the Company has been cancelled and each share of Actinium Corporation not owned by the Company was exchanged for 0.333 shares of Company common stock.

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

Under our own sponsorship as well as activity at FHCRC, we have four product candidates in active clinical trials: Actimab™-A (HuM195-Ac-225), Iomab™-B (BC8-I-131), BC8-Y-90 and BC8-SA. At this time, the Company is actively pursuing development of Actimab™-A and Iomab™-B while BC8-Y-90 and BC8-SA are in physician sponsored clinical phase I trials at the Fred Hutchinson Cancer Research Center.Actimab™-A is a combination of the monoclonal antibody we have in-licensed, Lintuzumab (HuM195), and the alpha emitting isotope actinium 225. Actimab™-A has shown promising results throughout preclinical development and an ongoing clinical trial started in 2006 in treating acute myeloid leukemia (AML) in the elderly. We have expanded the number of patients and number of clinical centers by commencing a new AML clinical trial which we have launched in 2012. This trial targets newly diagnosed AML patients over the age of 60. In order to conduct the trial we are engaged in funding, monitoring and quality assurance and control of the Lintuzumab antibody; procurement of actinium 225 isotope; funding, monitoring and quality assurance and control of the drug candidate Actimab™-A manufacturing and organizing and monitoring clinical trials. We estimate that the direct costs to completion of both parts of the ongoing Phase I/II trial will be approximately US $7.5 million. Iomab™-B is a combination of the in-licensed monoclonal antibody BC8 and the beta emitting radioisotope iodine 131. This construct has been extensively tested in Phase I and Phase II clinical trials in approximately 250 patients with different blood cancer indications who were in need of a hematopoietic stem cell transplantation (HSCT). Iomab™-B is used to condition the bone marrow of these patients by destroying blood cancer cells in their bone marrow and elsewhere thus allowing for a subsequent transplant containing healthy donor bone marrow stem cells. We have decided to develop this drug candidate by initially focusing on the patients over 55 with active acute myeloid leukemia in relapse and/or refractory to existing treatments. Our intention is to request the FDA in 2014 to allow us to enter into a pivotal trial with Iomab™-B. We estimate the direct costs of such a trial will be approximately US $15-20 million.

We have primarily management position employees and consultants who direct, organize and monitor the activities described above through contractors. Much of the   in vivo   laboratory and clinical work contracted for by the Company has been conducted at Memorial Sloan-Kettering Cancer Center in New York. The Company has also made clinical trial arrangements with other-well known cancer centers. Our Actimab™-A drug candidate and its components are contract manufactured and maintained under our supervision by specialized contract manufacturers and suppliers in the U.S., including IsoTex Diagnostics, Oak Ridge National Laboratory, Pacific GMP, Fischer Bioservices, BioReliance and others.

We are a development stage company and have never generated revenue. Currently we do not have a stable recurring source of revenues sufficient to cover our operating costs. As of September 30, 2013, we had an accumulated deficit of $60.6 million. We incurred net losses of $4.9 million for the nine months ended September 30, 2013.

Opportunities, Challenges and Risks

The market for drugs for cancer treatment is a large market in need of novel products, in which successful products can command multibillion dollars in annual sales. A number of large pharmaceutical and biotechnology company regularly acquire products in development, with preference given to products in Phase II or later clinical trials. These transactions are typically structured to include an upfront payment that ranges from several million dollars to tens of million dollars or more and additional milestone payments tied to regulatory submissions and approvals and sales milestones. Our goal is to develop our product candidates through Phase II clinical trials or later and enter into partnership agreements with one or more large pharmaceutical and/or biotechnology companies or eventually commercialize some of our products ourselves or through other appropriate partnerships.

We believe our future success will be heavily dependent upon our ability to successfully conduct clinical trials and preclinical development of our drug candidates. This will in turn depend on our ability to continue our collaboration with Memorial Sloan-Kettering Cancer Center and our Clinical Advisory Board members plan to continue and expand other research and clinical trial collaborations. In addition, we will have to maintain sufficient supply of actinium 225 and successfully maintain and if and when needed replenish or obtain our reserves of monoclonal antibodies. We will have to maintain and improve manufacturing procedures we have developed for production of our drug candidates from the components that include the iodine 131 and actinium 225 isotopes, monoclonal antibodies and other materials. It is possible that despite our best efforts our clinical trials results may not meet regulatory requirements for approval. Despite our best efforts and regardless of the clinical trial, we may not be able to find a partner for our compounds. If our efforts are successful, we will be able to partner our development stage products on commercially favorable terms only if they enjoy appropriate patent coverage and/or considerable know-how and other protection that ensures market exclusivity. For that reason we intend to continue our efforts to maintain existing and generate new intellectual property. Intellectual property is a key factor in the success of our business as well as market exclusivity.

To achieve the goals discussed above we intend to continue to invest in research and development at high and constantly increasing rates thus incurring further losses until one or more of our products are sufficiently developed to partner them to large pharmaceutical and biotechnology companies.

Results of Operations – Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

	For the three months ended September 30,
	2013	2012

Revenues	$-	$-

Operating expenses:
Research and development, net of reimbursements	778,232	1,677,301
General and administrative	830,730	722,037
Other expenses	-	112
Total operating expenses	1,608,962	2,399,450

Other (income) expense:
Interest expense	1,299	318,623
(Gain) loss on change in fair value of derivative liabilities	(189,348)	294,381
Total other (income) expense	(188,049)	613,004

Net loss	$(1,420,913)	$(3,012,454)

Revenues

We recorded no commercial revenues for the three months ended September 30, 2013 and 2012.

Research and Development Expense

Research and development expenses decreased by $899,069 to $778,232 for the three months ended September 30, 2013 compared to $1,677,301 for the three months ended September 30, 2012. The decrease is primarily attributable to the Company conserving capital during the three months ended September 30, 2013.

General and Administrative Expenses

Overall, total general and administrative expenses increased by $108,693 to $830,730 for the three months ended September 30, 2013 compared to $722,037 for the three months ended September 30, 2012. The increase was largely attributable to increases in professional fees, financing related fees and the stock-based compensation incurred by the Company as discussed below.

Other Expense

Other expenses decreased by $801,053 for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The decrease is primarily attributable a significant decrease in interest expense related to the amortization of the convertible debt discount and deferred financing costs related to the convertible debt and the gain on the change in fair value of the derivative liability.

Net Loss

Net loss decreased by $1,591,541 to $1,420,913 for the three months ended September 30, 2013 compared $3,012,454 for the three months ended September 30, 2012. The decrease was primarily due to the gain on the change in fair value of the derivative liability, a decrease in interest expense associated with the amortization of debt discount to interest expense and a significant decrease in research and development, offset by an increase in professional fees and payroll related expense.

Results of Operations – Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the nine months ended September 30,
	2013	2012

Revenues	$-	$-

Operating expenses:
Research and development, net of reimbursements	2,373,200	2,723,459
General and administrative	2,730,233	1,520,221
Other expenses	4,122	429
Total operating expenses	5,107,555	4,244,109

Other (income) expense:
Interest expense	2,508	952,241
(Gain) loss on change in fair value of derivative liabilities	(216,112)	287,604
Total other (income) expense	(213,604)	1,239,845

Net loss	$(4,893,951)	$(5,483,954)

Revenues

We recorded no commercial revenues for the nine months ended September 30, 2013 and 2012.

Research and Development Expense

Research and development expenses decreased by $350,259 to $2,373,200 for the nine months ended September 30, 2013 compared to $2,723,459 for the nine months ended September 30, 2012. The decrease is primarily attributable to the Company conserving capital during the three months ended September 30, 2013.

General and Administrative Expenses

Overall, total general and administrative expenses increased by $1,210,012 to $2,730,233 for the nine months ended September 30, 2013 compared to $1,520,221 for the nine months ended September, 2012. The increase was largely attributable to increases in professional fees and financing related fees incurred by the Company as discussed below.

Other Expense

Other expense decreased by $1,453,449 for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The decrease is primarily attributable a decrease in interest expense related to the amortization of the convertible debt discount and deferred financing costs related to the convertible debt and an  increase in the gain on the change in fair value of the derivative liability.

Net Loss

Net loss decreased by $590,003 to $4,893,951 for the nine months ended September 30, 2013 compared $5,483,954 for the nine months ended September 30, 2012. The decrease was primarily due to a decrease in interest expense associated with the amortization of debt discount to interest expense, a decrease in research and development and a gain from change in fair value of the derivative liability efforts and offset by an increase in professional fees and payroll related expense.

Liquidity and Capital Resources

We have financed our operations primarily through sales of the Company’s stock and the issuance of convertible promissory notes.

The following tables sets forth selected cash flow information for the periods indicated:

	For the nine months ended September 30,
	2013	2012

Cash used in operating activities	$(4,947,969)	$(3,795,480)
Cash used in investing activities	(8,030)	(1,812)
Cash provided by financing activities	3,327,393	660,163

Net change in cash	$(1,628,606)	$(3,137,129)

Net cash used in operating activities was $4,947,969 for the nine months ended September 30, 2013 compared to $3,795,480 used in operations for the same period in 2012. Cash used in operations increased due to the increase in spending related to preparations and eventual launch and conduct of a multicenter trial and an increase in spending related to professional fees combined with an increase in payroll-related expenses.

Net cash provided by financing activities was $3,327,393 for the nine months ended September 30, 2013 compared to net cash provided by financing activities of $660,163 for the same period in 2012. During the nine months ended September 30, 2013, the Company received proceeds from the exercise of warrants as more discussed below. During the nine months ended September 30, 2012, the Company received net proceeds of $660,163 from sale of its stock.

We have experienced cumulative losses of $60,637,414 from inception (June 13, 2000) through September 30, 2013, and have stockholders' equity of $604,328 at September 30, 2013. In addition, the Company has not completed its efforts to establish a stable recurring source of revenues sufficient to cover its operating costs for the next twelve months. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

Recent Debt and Equity Offerings

In the second and third quarters 2013 we issued shares of common stock pursuant to the exercise of A-Warrants originally issued in connection with a private placement that closed in January 2013.  The warrants were exercised at $1.65 per share, resulting in gross proceeds of $3,467,393 for the Company.

The Company intends to increase funds available to continue our research and development efforts, which include material supply, manufacturing, clinical development and pre-clinical trials and working capital. In 2013, we expect cash needs of up to $2.9 million to finance research and development, which include material supply, manufacturing, clinical trials and pre-clinical trials and to cover our ongoing working capital needs.

To satisfy our research and development requirements beyond 2013, we are contemplating additional funding activities but we can give no assurances that these activities will be successful. In the event we do not meet our cash needs of $25,000,000, it may be necessary for us to delay the timing of various product development efforts.

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

Subsequent Events

On October 24, 2013, the Company’s board of directors appointed Sandesh Seth as Chairman of the Board.

On November 8, 2013, the Company’s board of directors appointed Richard I. Steinhart as a Director of the Company.  The Board also named Mr. Steinhart as Chairman of the Board’s Audit Committee  and a member of the Board’s Compensation Committee.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective, as of September 30, 2013, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The ineffective was due to the material weaknesses described in Management’s Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2012.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 22, 2013, the Company closed on a share exchange agreement (the “Exchange Agreement”) with (i) Actinium Corporation, a Delaware corporation (“Actinium Corporation”), and (ii) the former shareholders of Actinium Corporation (the “Actinium Corporation Shareholders”), pursuant to which the Company acquired 24,052,702 additional shares of capital stock of Actinium Corporation from the Actinium Corporation Shareholders in exchange for the issuance of 8,009,550 additional shares of shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”) to the Actinium Corporation Shareholders (the “Share Exchange”). The 24,052,702 shares of Common Stock constitute 38.2% of the issued and outstanding equity securities of Actinium Corporation.

The shares of common stock issued to the former shareholders of Actinium Corporation in connection with the Share Exchange were offered and sold in a private transaction in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D (“Regulation D”) promulgated under the Securities Act and Regulation S promulgated under the Securities Act. The Company made this determination based on the representations of the investors which included, in pertinent part, that each such investor was an “accredited investor” within the meaning of Rule 501 of Regulation D.

On September 25, 2013, in accordance with a Certificate of Ownership Merging Actinium Corporation into the Actinium Pharmaceuticals, Inc. (the “Company”) filed in Delaware, the Company merged (the “Merger”) into itself Actinium Corporation (a 93.7% owned subsidiary), and Actinium Corporation ceased to exist. As a result of the Merger, Actinium Corporation stock owned by the Company has been cancelled and each share of Actinium Corporation not owned by the Company was exchanged for 0.333 shares of Company common stock.  A total of 3,970,137 shares of Actinium Corporation common stock was exchanged for 1,322,055 shares of Company common stock.  As of the September 30, 2013, the Company has acquired a total of 63,018,053, or 100%, of the issued and outstanding equity securities of Actinium Corporation.

The shares of common stock issued to the former shareholders of Actinium Corporation in connection with the Merger were offered and sold in a private transaction in reliance upon exemptions from registration pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D (“Regulation D”) promulgated under the Securities Act and Regulation S promulgated under the Securities Act. The Company made this determination based on the representations of the investors which included, in pertinent part, that each such investor was an “accredited investor” within the meaning of Rule 501 of Regulation D.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached
32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached
32.1	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached
101.INS	X XBRL Instance Document	Attached

101.SCH	X XBRL Taxonomy Extension Schema Document	Attached

101.CAL	X XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	X XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	X XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	X XBRL Taxonomy Presentation Linkbase Document	Attached

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

ACTINIUM PHARMACEUTICALS, INC.
Date: November 14, 2013

	By:	/s/ Kaushik J. Dave
Kaushik J. Dave
President and Chief Executive Officer (Duly Authorized Officer, and Principal Executive Officer)

By:	/s/ Sergio Traversa
Sergio Traversa
Interim Chief Financial Officer (Duly Authorized Officer, and Principal Financial and Accounting Officer)