Form 10-K/A
period 2013-12-31
Actinium Pharmaceuticals, Inc.
filed 2014-04-10
CIK 1388320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

As of April 9, 2014, 25,324,978 shares of common stock, $0.001 par value per share, were outstanding.

Explanatory Note

Actinium Pharmaceuticals, Inc. (the “Company”) is amending and restating “ Item 9A.  Controls and Procedures” of the Annual Report on Form 10-K that was filed with the Securities and Exchange Commission on February 28, 2014 due to an editorial error.

Except as described above, no other amendments are being made to the Annual Report on Form 10-K. This Form 10-K/A does not reflect events occurring after the filing of our Annual Report on Form 10-K or modify or update the disclosure contained in the Annual Report on Form 10-K in any way other than as discussed above.

The registrant hereby amends and restates “Item 9A. Controls and Procedures” as follows:

PART II

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure controls and procedures. The Company, under the supervision and with the participation of its management, including the Company’s principal executive officer and principal financial and accounting officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s principal executive officer and principal financial and accounting officer have concluded that the Company’s disclosure controls and procedures are not effective as of December 31, 2013 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

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

2

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant.

Dated: April 10, 2014	ACTINIUM PHARMACEUTICALS, INC.

	By:	/s/ Kaushik J. Dave
Kaushik J. Dave
President,Chief Executive Officer and Interim Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial and Accounting Officer)

4