Form 10-Q
period 2014-03-31
Actinium Pharmaceuticals, Inc.
filed 2014-05-12
CIK 1388320

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
or
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 9, 2014: 25,562,846

Actinium Pharmaceuticals, Inc.
FORM 10-Q
For period ended March 31, 2014

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2014 and 2013 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2013.  The results of operations for the period ended March 31, 2014 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.
(Formerly Cactus Ventures, Inc.)
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	March 31, 2014	December 31, 2013

Assets

Current Assets:
Cash and cash equivalents	$5,877,781	$5,533,366
Prepaid expenses and other current assets	667,911	218,389
Total Current Assets	6,545,692	5,751,755

Property and equipment, net of accumulated depreciation	14,214	13,920
Total Assets	$6,559,906	$5,765,675

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued expenses	$615,272	$378,955
Accounts payable and accrued expenses - related party	189,537	81,185
Notes payable	94,481	157,825
Derivative liabilities	19,128,761	6,707,255
Total Current Liabilities	20,028,051	7,325,220

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, $0.01 par value; 50,000,000 authorized
-0- issued and outstanding	-	-
Common stock, $0.01 par value; 200,000,000 shares authorized;
25,562,346 and 24,565,447 shares issued and outstanding, respectively	25,562	24,565
Additional paid-in capital	69,723,045	64,933,145
Deficit accumulated during the development stage	(83,216,752)	(66,517,255)
Total Stockholders' Deficit	(13,468,145)	(1,559,545)

Total Liabilities and Stockholders' Deficit	$6,559,906	$5,765,675

See accompanying notes to consolidated financial statements.

Actinium Pharmaceuticals, Inc.
(Formerly Cactus Ventures, Inc.)
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			For the Period
			from June 13,
	For the Three	For the Three	2000
	Months Ended	Months Ended	(Inception) to
	March 31,	March 31,	March 31,
	2014	2013	2014

Revenue	$-	$-	$-

Operating Expenses:
Research and development, net of reimbursements	2,460,968	1,085,707	31,548,346
General and administrative	1,676,053	933,135	30,100,379
Depreciation and amortization	1,405	-	3,265,427
Loss on disposition of equipment	-	4,122	554,308
Total Operating Expenses	4,138,426	2,022,964	65,468,460

Loss From Operations	(4,138,426)	(2,022,964)	(65,468,460)

Other Income and (Expense):
Interest expense	-	(575)	(1,967,215)
Gain on extinguishment of liability	-	-	260,000
Gain (loss) on change in fair value of derivative liabilities	(12,561,071)	1,334,512	(16,041,077)
Total Other Income and (Expense)	(12,561,071)	1,333,937	(17,748,292)

Net Loss	$(16,699,497)	$(689,027)	$(83,216,752)

Net Loss Per Common Share - Basic and Diluted	$(0.66)	$(0.03)

Weighted Average Number of Common Shares Outstanding
- Basic and Diluted	25,228,299	21,391,665

See accompanying notes to consolidated financial statements.

Actinium Pharmaceuticals, Inc.
(Formerly Cactus Ventures, Inc.)
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			For the Period
	For the Three	For the Three	from June 13,
	Months Ended	Months Ended	2000 (Inception) to
	March 31,	March 31,	March 31,
	2014	2013	2014

Cash Flows From Operating Activities:
Net loss	$(16,699,497)	$(689,027)	$(83,216,752)
Adjustments to reconcile net loss to net cash used in
operating activities:
Stock-based compensation expense	1,750,926	94,200	8,460,774
Depreciation expense	1,405	-	3,265,427
Loss on disposition of equipment	-	4,122	554,308
Amortization of debt discount	-	-	900,000
Amortization of deferred financing costs	-	-	292,692
Gain on extinguishment of liability	-	-	(260,000)
Loss (gain) on change in fair value of derivative liabilities	12,561,071	(1,334,512)	16,041,077
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	(449,522)	(50,000)	(370,086)
Increase (decrease) in:
Accounts payable and accrued expenses	236,317	(437,121)	957,001
Accounts payable and accrued expenses - related party	108,352	-	189,537
Net Cash Used In Operating Activities	(2,490,948)	(2,312,338)	(53,186,022)

Cash Flows From Investing Activities:
Payment made for patent rights	-	-	(3,000,000)
Purchase of property and equipment	(1,699)	(1,112)	(833,950)
Net Cash Used In Investing Activities	(1,699)	(1,112)	(3,833,950)

Cash Flows From Financing Activities:
Borrowings on convertible debt, net of offering costs	-	-	645,888
Sales of stock, net of offering costs	2,871,477	-	58,945,832
Proceeds from the exercise of options	5,220	-	18,273
Proceeds from the exercise of warrants	23,709	-	3,491,104
Payments on note payable	(63,344)	(65,333)	(203,344)
Net Cash Provided By (Used in) Financing Activities	2,837,062	(65,333)	62,897,753

Net change in cash	344,415	(2,378,783)	5,877,781

Cash at beginning of period	5,533,366	5,618,669	-

Cash at end of period	$5,877,781	$3,239,886	$5,877,781

Supplemental disclosures of cash flows information:
Cash paid for interest	$-	$561	$1,243
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Beneficial conversion feature discount	$-	$-	$372,850
Insurance prepaid through premium finance	$-	$-	$297,825
Fair value of warrants issued with debt	$-	$-	$377,150
Fair value of warrants issued with stock	$-	$-	$5,985,238
Fair value of warrants issued to the placement agent	$-	$-	$2,170,282
Conversion of notes payable and accrued interest to stock	$-	$-	$981,729
Transfer warrant derivatives from liability to equity classification	$139,565	$-	$5,417,984

See accompanying notes to consolidated financial statements.

Actinium Pharmaceuticals, Inc.
(Formerly Cactus Ventures, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies

Nature of Business – Actinium Pharmaceuticals, Inc., incorporated on June 13, 2000, is a biotechnology company committed to developing breakthrough therapies for life threatening diseases using its alpha particle immunotherapy (APIT) platform and other related and similar technologies. API, together with its wholly owned subsidiary, MedActinium, Inc. (MAI), (hereinafter referred to collectively as “API”) has initiated collaborative efforts with large institutions to establish the proof of concept of alpha particle immunotherapy and has supported one Phase 1/2 clinical trial and one Phase I clinical trial at Memorial Sloan-Kettering Cancer Center (MSKCC) under an MSKCC Physician Investigational New Drug Application. In 2012, API launched a multi-center corporate sponsored trial in acute myeloid leukemia (AML) patients. API’s objective, through research and development, is to produce reliable cancer fighting products which utilize monoclonal antibodies linked with alpha particle emitters or other appropriate payloads to provide very potent targeted therapies. The initial clinical trials of API’s compounds have been with patients having acute myeloid leukemia and it is believed that API’s APIT platform will have wider applicability for different types of cancer where suitable monoclonal antibodies can be found.

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

Basis of Presentation - Unaudited Interim Financial Information – The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2013 and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 28, 2014.

Development Stage Company – The Company is considered a development stage company and has had no commercial revenue to date. The Company has been focusing on the development of its clinical drug candidates.

Principles of Consolidation – The condensed consolidated financial statements include the Company’s accounts and those of the Company’s wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates in Financial Statement Presentation – The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents – The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. Such balances are usually in excess of FDIC insured limits. At March 31, 2014 and December 31, 2013, all of the Company’s cash was deposited in one bank.

Property and Equipment – Machinery and equipment are recorded at cost and depreciated on a straight-line basis over estimated useful lives of three years. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in operations. Repairs and maintenance expenditures are charged to operations.

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

The following tables set forth liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2014 and December 31, 2013. As required by ASC 820, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total

Derivative liabilities:
At March 31, 2014	-	-	$19,128,761	$19,128,761
At December 31, 2013	-	-	6,707,255	6,707,255

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

Earnings (Loss) Per Common Share – The Company provides basic and diluted earnings per common share information for each period presented. Basic earnings (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding plus dilutive securities. Since the Company has only incurred losses, basic and diluted net loss per common share are the same.  The potentially dilutive securities (options and warrants) were excluded from the diluted loss per common share calculation because their effect would have been antidilutive. For the three months ended March 31, 2014, potentially issuable shares included stock options to purchase 2,265,229 shares and warrants to purchase 9,680,333 shares of the Company’s common stock. For the three months ended March 31, 2013, potentially issuable shares included stock options to purchase 2,330,134 shares and warrants to purchase 12,770,636 shares of the Company’s common stock.

Recent Accounting Pronouncements – The Company does not expect that any recently issued accounting pronouncements will have a significant impact on the results of operations, financial position, or cash flows of the Company.

Subsequent Events – The Company’s management reviewed all material events through the date of the condensed consolidated financial statements were issued for subsequent event disclosure consideration.

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

The Company is obligated to make the following milestone payments:

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

 On September 4, 2013, the Company entered into a letter agreement with SKI to set forth the amount that the Company owes SKI for the period from 2011 to 2014 under the License Agreement.  The total amount that the Company owes SKI for the period from 2011 to 2014 is $815,100 plus all relevant licensed intellectual property related pass through costs to be determined.  The amount owed does not include amounts the Company may owe for patent expenses under the License Agreement.  As of March 31 2014, amount owed under this letter agreement for 2014 annual maintenance fee and 2014 research funding was approximately $0.2 million plus pass through costs, respectively.

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

For the three months ended March 31, 2014 and 2013, the Company incurred $189,537 and $129,850, respectively, for maintenance fees and research conducted by MSKCC.  As of March 31, 2014 and December 31, 2013, the Company has payable to MSKCC of $189,537 and $81,185, respectively, related to clinical trials.

Placement Agent:

On August 7, 2012, the Company entered into an engagement agreement with Healthcare Investment Banking as its placement agent for the 2012 Common Stock Offering.  A director of the Company was the Head of Healthcare Investment Banking at the placement agent.   Pursuant to the agreement, the placement agent was engaged as the exclusive agent for the 2012 Common Stock Offering.   In consideration for its services, the placement agent will receive (a) a cash fee equal to 10% of the gross proceeds raised in the 2012 Common Stock Offering, (b) a non-accountable expense reimbursement equal to 2% of the gross proceeds raised in the 2012 Common Stock Offering, and (c) reimbursement of $100,000 for legal expenses incurred by the placement agent.  The placement agent or its designees have also received warrants to purchase shares of the Company’s Common Stock in an amount equal to 10% of the shares of common stock issued as part of the units sold in the 2012 Common Stock Offering and the shares of Common Stock issuable upon exercise of the B warrants included in such units.  The placement agent will also receive the same fee and expense schedule for any cash exercise of warrants within 6 months of the final closing of the 2012 Common Stock Offering and a 5% solicitation fee for any warrants exercised as a result of being called for redemption by the Company.  Upon the final closing of the 2012 Common Stock Offering of the units, the placement agent has been engaged by the Company to provide certain financial advisory services to the Company for a period of at least 6 months for a monthly fee of $25,000.  The agreement also provides that (i) if the Company consummates any merger, acquisition, business combination or other transaction (other than the Share Exchange) with any party introduced to it by the placement agent, the placement agent would receive a fee equal to 10% of the aggregate consideration in such transactions, and (ii) if, within a period of 12 months after termination of the advisory services described above, the Company requires a financing or similar advisory transaction the placement agent will have the right to act as the Company’s financial advisor and investment banker in such financing or transaction pursuant to a set fee schedule set forth in the August 7, 2012 engagement agreement.  For a period ending one year after the expiration of all lock-up agreements entered into in connection with the Share Exchange, any change in the size of the Company board of directors must be approved by the placement agent.  The placement agent also was engaged by the Company as placement agent for its Stock Offering and Convertible Notes financing in 2011 and, as a part of the fee for that engagement, designees of the placement agent also hold warrants to purchase 1,251,015 shares of the Company’s Common Stock.

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

During quarter ended March 31, 2014, the placement agent received a cash fee of approximately $0.4 million from the sale of securities and was issued warrants to purchase 68,976 shares of the Company’s Common Stock at $9 per share for a period of 5 years.

Note 3 – Property and Equipment

Property and equipment consisted of the following at March 31, 2014 and December 31, 2013:

	Lives	2014	2013

Office equipment	3 years	$17,179	$15,480
Less: accumulated depreciation		(2,965)	(1,560)
Property and equipment, net		$14,214	$13,920

Depreciation expense for the three months ended March 31, 2014 and 2013 were $1,405 and $0, respectively. The Company wrote off its remaining undepreciated property and equipment during the three months ended March 31, 2013 and recorded a loss of $4,122 on the disposition.

Note 4 – Note Payable

On December 28, 2013, the Company entered into a premium finance agreement to pay a $157,825 premium for its director and officer liability insurance policy. Pursuant to the agreement, the Company paid a down payment of $15,995 in January 2014 and is required to pay $15,995 in monthly installment for nine months. For the quarter ended March 31, 2014, the Company paid $63,344 under this finance agreement. As of March 31, 2014 and December 31, 2013, the outstanding balance related to the premium finance agreement was $94,481 and $157,825, respectively.

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

Activities for derivative warrant instruments during the three months ended March 31, 2014 were as follows:

	Units	Fair Value

Balance, December 31, 2013	1,968,623	$6,707,255

Transfer from liability classification to equity classification	(46,025)	(139,565)

Change in fair value	-	12,561,071

Balance, March 31, 2014	1,922,598	$19,128,761

During the quarter ended March 31, 2014, 46,025 warrants were exercised. The fair value of these warrants totaling $139,565 were measured on the various exercise dates and reclassified to additional paid-in capital.

The fair values of the derivative warrants were calculated using a modified binomial valuation model with the following assumptions at each balance sheet date.

	March 31,	December 31,
	2014	2013

Market value of common stock on measurement date (1)	$12.45	$5.89
Adjusted exercise price	$9.95	$2.48
Risk free interest rate (2)	1.32%	1.27%
Warrant lives in years	0.5 years	0.5 years
Expected volatility (3)	71%	73%
Expected dividend yield (4)	-	-
Probability of stock offering in any period over 5 years (5)	-	25%
Range of percentage of existing shares offered (6)	-	35%
Offering price range (7)	$9	$9

(1)	The market value of common stock at the above measurement dates is based on the Company’s trading price quoted on the OTC Markets for December 31, 2013 and on the NYSE MKT for March 31, 2014.

(2)	The risk-free interest rate was determined by management using the Treasury Bill as of the respective measurement date.

(3)
Because the Company does not have adequate trading history to determine its historical trading volatility, the volatility factor was estimated by management using the historical volatilities of comparable companies in the same industry and region.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management determines the probability of future stock offering at each evaluation date.

(6)	Management estimates that the range of percentages of existing shares offered in each stock offering will be 0% and 35% of the shares outstanding at March 31, 2014 and December 31, 2013, respectively.

(7)	Represents the estimated offering price range in future offerings as determined by management.

Note 6 – Commitments and Contingencies

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

The Company met its first milestone in 2012 and upon reaching the milestone the Company paid Abbott Biotherapeutics Corp. a milestone payment of $750,000 on July 24, 2012.  The milestone payment for the Phase 1 Clinical Trial was recorded as research and development expense. The Company has not initiated a Phase II Clinical Trial and no payment has been made to Abbott Biotherapeutics Corp. since the July 24, 2012 payment.

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

d.
AptivSolutions provides project management services for the study of the drug Ac-225-HuM195 (Actimab-A) used in the Company clinical trials, Phase 1 and Phase 2.  The total project is estimated to cost approximately $1.9 million and requires a 12.5% down payment of the total estimated project cost.  The down payment totaling $239,000 was paid in 2007 and 2012.  On August 6, 2012, October 22, 2012 and May 16, 2013, the agreement was amended to provide for additional services.  The total project is now estimated at approximately $2.2 million. As of March 31, 2014, approximately $1.0 million has been expensed to date.  AptivSolutions bills the Company when services are rendered and the Company records the related expense to research and development costs.

e.
On June 15, 2012, the Company entered into a license and sponsored research agreement of BC8, a novel murine monoclonal antibody, with Fred Hutchinson Cancer Research Center (FHCRC). The Company will build upon previous and ongoing clinical trials, with BC8 (licensed antibody).  FHCRC has currently completed Phase 1 and Phase 2 of the clinical trial and the Company intends to start preparation for a pivotal trial leading to an FDA approval.  The Company has been granted exclusive rights to the BC8 antibody and related master cell bank developed by FHCRC.  The cost to develop the trial will range from $13.2 million to $23.5 million, depending on the trial design as required by the FDA.  Under the terms of the sponsored research agreement, the Company will fund the FHCRC lab with $150,000 per year for the first two years and $250,000 thereafter.  Payments made toward funding the lab will be credited toward royalty payments owed to FHCRC in the given year.  A milestone payment of $1 million will be due to FHCRC upon FDA approval of the first drug.  Upon commercial sale of the drug, royalty payments of 2% of net sales will be due to FHCRC.

During the quarters ended March 31, 2014 and 2013, the Company recorded fees of $37,500 and $37,500, respectively, related to this agreement.

f.
On July 19, 2012, the Company entered into a clinical trial agreement with FHCRC for Actimab-A.  The Company will pay $31,366 for each patient that has completed the clinical trial. The Company paid a start-up fee of $19,749 in 2013.  During the clinical trial additional fees apply and will be invoiced when applicable. For the three months ended March 31, 2014, the Company paid approximately $16,000 for patient enrollment.

g.
On August 28, 2012, the Company entered into a clinical trial agreement with The University of Texas M.D. Anderson Cancer Center for Actimab-A.  The total estimated cost of conducting the clinical trial is approximately $500,000, which includes a non- refundable institutional fee of $14,500.  The estimated cost is based on treating 24 patients through 2013.  Upon execution of the agreement, the Company paid $33,946. During 2013, there was one patient treated and the Company paid $34,383 in July 2013. There have been no patients treated in 2014.

h.
On September 26, 2012, the Company entered into a clinical trial agreement with Johns Hopkins University.  The Phase 1/2 clinical trial will be conducted with Actinium 225.  The clinical trial will be conducted under the protocols established by the Company and pursuant to an Investigational New Drug Exemption (IND 10807) held by the Company.  The Company will pay $38,501 per patient, who has completed the clinical trial. The Company is required to pay a start-up fee of $22,847, an annual pharmacy fee of $2,025 and an amendment processing fee of $500, when applicable. The Company paid the $22,847 start-up fee in February 2013. There were no payments made during the three months ended March 31, 2014 for this agreement.

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

j.
On January 27, 2014, the Company entered into a manufacturing agreement with Goodwin Biotechnology Inc.  (“Goodwin”). Goodwin will oversee the current Good Manufacturing Practices (cGMP) production of a monoclonal antibody anticipated to be used in an upcoming phase 3 clinical trial of Iomab™-B. Total cost of the agreement is $2,813,960. The Company paid a non-refundable payment of $562,790 upon execution of the agreement. Periodic payments will be made upon reaching certain milestones. As of March 31, 2014, the remaining cost of the agreement is $2,077,000.

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

Note 7 – Equity

In January 2014, the Company completed the final tranche of a private placement of the Company’s common stock and warrants and received approximately $3.3 million total gross proceeds from accredited investors (“2014 Closing”). The Company paid its placement agent total cash fees of approximately $395,000 and paid attorney fees of $40,000 for their services. In the 2014 Closing, the Company sold 551,810 shares of common stock at $6.00 per share and granted 137,952 units of five-year warrants with an exercise price of $9.00 per share. The warrants are exercisable for a period of five years from the date of issuance. The transaction date fair value of the warrants of $0.6 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rateh1.64%, expected volatility - 88%, expected dividend yield - 0%, and a contractual life of 5 years. As of March 31, 2014, all the warrants were outstanding.

On March 24, 2014, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”) which was effective on April 17, 2014.  This Registration Statement contained two prospectuses: (i) a base prospectus which covers the offering, issuance and sale by the Company of up to $200,000,000 of its common stock, preferred stock, warrants and/or units; and (ii) a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $75,000,000 of its common stock that may be issued and sold under a sales agreement (the “Sales Agreement”) with MLV & Co. LLC (“MLV”) dated March 24, 2014. The Company will pay MLV in cash, upon the sale of common stock pursuant to the Sales Agreement, an amount equal to 3.0% of the gross proceeds from the sale of common stock. To date 500 shares have been sold under the Sales Agreement with MLV (see Note 8 – Subsequent Event).

Placement Agent – During January 2014, in connection with 2014 Closing, the Company issued Laidlaw & Co. warrants to purchase an aggregate of 68,976 shares of common stock with an exercise price of $9.00 per share. The transaction date fair value of the warrants of $0.2 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate – 1.64%, expected volatility - 88%, expected dividend yield - 0%, and a contractual life of 5 years.

Approval of the Equity Incentive Plan

During 2013, the Company granted employees, consultant and board members 312,500 shares of restricted stock. During the quarter ended March 31, 2014, the Company granted an additional 325,167 shares of restricted stock. During the three months ended March 31, 2014, 180,104 shares were issued for shares granted under the Equity Incentive Plan. Of the total shares of restricted stock, 22,500 shares vest 1 year from the grant date, 149,167 shares have a vesting period of 4 years and 150,000 shares vest at date of grant. The remaining restricted shares granted are performance based and vest over time.

All restricted stock issued and outstanding is being amortized over their respective vesting periods. The unrecognized compensation expense related to the restricted stock granted at March 31, 2014 was $1,391,318. During the three months ended March 31, 2014 and 2013, the Company recorded expense of $1,410,588 and $0, respectively, related to the restricted stock granted.

Stock Option Plan

The following is a summary of stock options:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Units	Exercise Price	Term (in years)	Value

Outstanding, December 31, 2013	1,985,384	$3.23	8.34	$5,908,696
Issued	291,500	7.86	10
Exercised	(11,655)	0.78	-	-
Outstanding, March 31, 2014	2,265,229	$3.84	8.34	$19,514,362

During the quarter ended March 31, 2014, the Company granted employees and board members 291,500 options to purchase the Company’s common stock with exercise prices ranging from $5.55 to $8.19 and a term of 10 years and vest over a 4-year period.  The fair value of $1.7 million was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.88% - 2.07% (2) expected life of 6 years, (3) expected volatility of 87.76%, and (4) zero expected dividends.

During quarter ended March 31, 2014, the Company received gross proceeds of $5,220 for exercise of options for 11,655 shares of the Company’s common stock.

All options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at March 31, 2014 was $5,399,710. During the three months ended March 31, 2014 and 2013, the Company recorded option expense of $281,404 and $94,200, respectively.

Warrants

Following is a summary of warrant activities for the quarter ended March 31, 2014:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Units	Exercise Price	Term (in years)	Value

Outstanding, December 31, 2013	9,673,290	1.06	4.89	47,396,307
Granted	306,928	7.88	6.63
Exercised	(299,885)	1.04
Outstanding, March 31, 2014	9,680,333	$1.28	4.71	$107,268,785

During the quarter ended March 31, 2014, the Company granted warrants to purchase 137,952 shares of the Company’s common stock to investors and warrants to purchase 68,976 shares of the Company’s common stock to its placement agent in connection with the 2014 Closing.

During the three months ended March 31, 2014, the Company also granted a consultant warrants to purchase 100,000 shares of the Company’s common stock with exercise prices of $5.55 per share and a term of 10 years.  These warrants vest when certain milestones are met.

During the quarter ended March 31, 2014, 299,885 warrants were exercised by the warrant holders. The Company issued 253,330 shares of common stock and received gross proceeds of $23,709.

During the quarter ended March 31, 2014 and 2013, the Company recorded stock-based compensation related to the warrants of $58,934 and $0, respectively.

Note 8 – Subsequent Events

In April 2014, the Company granted certain employees 50,000 shares of restricted common stock and options to purchase 600,000 shares of the Company’s common stock with exercise prices ranging from $11.76 to $11.95 and a term of 10 years. These options and restricted stock vest over a 4-year period.  Effective May 12, 2014, the Company entered into a sublease agreement for office space located at 379 Thornall Street, Edison, NJ. This agreement terminates on September 30, 2016. The Company issued a security deposit of approximately $35,000 to the existing tenant.

On April 28, 2014, the Company issued 500 shares of its common stock and received net proceeds of $6,000.

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

On December 28, 2012, we entered into a transaction (the “Share Exchange”), pursuant to which the Company agreed to acquire 100% of the issued and outstanding equity securities of Actinium Pharmaceuticals, Inc. (“Actinium”), in exchange for the issuance of common stock, par value $0.001 per share, of the Company (the “Common Stock”), which were issued to the shareholders of Actinium. As a result of the Share Exchange, the former shareholders of Actinium became the controlling shareholders of the Company. The Share Exchange was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein Actinium is considered the acquirer for accounting and financial reporting purposes. As a result of the Share Exchange, the Company assumed the business and operations of Actinium.

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

On September 25, 2013, in accordance with a Certificate of Ownership Merging Actinium Corporation into us, we merged with Actinium Corporation, and Actinium Corporation ceased to exist. As a result of the merger, Actinium Corporation stock owned by us has been cancelled and each share of Actinium Corporation not owned by us was exchanged for 0.333 shares of our common stock.

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

On March 26, 2014, we began trading our common stock on the NYSE MKT market under the symbol ATNM.

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

Under our own sponsorship as well as activity at FHCRC, we have four product candidates in active clinical trials: Actimab™-A (HuM195-Ac-225), Iomab™-B (BC8-I-131), BC8-Y-90 and BC8-SA. At this time, the Company is actively pursuing development of Actimab™-A and Iomab™-B while BC8-Y-90 and BC8-SA are in physician sponsored clinical phase I trials at the Fred Hutchinson Cancer Research Center. Actimab™-A is a combination of the monoclonal antibody we have in-licensed, Lintuzumab (HuM195), and the alpha emitting isotope actinium 225. Actimab™-A has shown promising results throughout preclinical development and an ongoing clinical trial started in 2006 in treating acute myeloid leukemia (AML) in the elderly. We have expanded the number of patients and number of clinical centers by commencing a new AML clinical trial which we have launched in 2012. This trial targets newly diagnosed AML patients over the age of 60. In order to conduct the trial we are engaged in funding, monitoring and quality assurance and control of the Lintuzumab antibody; procurement of actinium 225 isotope; funding, monitoring and quality assurance and control of the drug candidate Actimab™-A manufacturing and organizing and monitoring clinical trials. We estimate that the direct costs to completion of both parts of the ongoing Phase I/II trial will be approximately US $7 million. Iomab™-B is a combination of the in-licensed monoclonal antibody BC8 and the beta emitting radioisotope iodine 131. This construct has been extensively tested in Phase I and Phase II clinical trials in approximately 250 patients with different blood cancer indications who were in need of a hematopoietic stem cell transplantation (HSCT). Iomab™-B is used to condition the bone marrow of these patients by destroying blood cancer cells in their bone marrow and elsewhere thus allowing for a subsequent transplant containing healthy donor bone marrow stem cells. We have decided to develop this drug candidate by initially focusing on the patients over 50 with active acute myeloid leukemia in relapse and/or refractory to existing treatments. Our intention is to request the FDA to allow us to enter into a pivotal trial with Iomab™-B. We estimate the direct costs of such a trial to completion anticipated in 2015 will be approximately US $15-20 million.

We have primarily management position employees and consultants who direct, organize and monitor the activities described above through contractors. Much of the in vivo laboratory and clinical work contracted for by the Company has been conducted at Memorial Sloan-Kettering Cancer Center in New York. We also made clinical trial arrangements with other well-known cancer centers. Our Actimab™-A drug candidate and its components are contract manufactured and maintained under our supervision by specialized contract manufacturers and suppliers in the U.S., including IsoTex Diagnostics, Oak Ridge National Laboratory, Pacific GMP, Fischer Bioservices, BioReliance and others.

We are a development stage company and have never generated revenue. Currently we do not have a stable recurring source of revenues sufficient to cover our operating costs. As of March 31, 2014, we had an accumulated deficit of $83.2 million. We incurred net losses of $16.7 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively.

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

Results of Operations – Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the three months ended March 31,
	2014	2013

Revenues	$-	$-

Operating expenses:
Research and development, net of reimbursements	2,460,968	1,085,707
General and administrative	1,676,053	933,135
Depreciation and amortization	1,405	-
Other expenses	-	4,122
Total operating expenses	4,138,426	2,022,964

Other (income) expense:
Interest expense	-	575
Loss (gain) on change in fair value of derivative liabilities	12,561,071	(1,334,512)
Total other (income) expense	12,561,071	(1,333,937)

Net loss	$(16,699,497)	$(689,027)

Revenues

We recorded no commercial revenues for the three months ended March 31, 2014 and 2013.

Research and Development Expense

Research and development expenses increased by approximately $1.4 million to approximately $2.5 million for the three months ended March 31, 2014 compared to approximately $1.1 million for the three months ended March 31, 2013. The increase is primarily attributable to the costs related to continuing the multi-center clinical trial for Actimab™-A which commenced in the third quarter of 2012 and the manufacturing of BC8, the antibody that is the key component of Iomab-B in-licensed by the Company in 2012. The increased expenses also reflect development work on significantly improving the efficacy and cost structure of the Actimab™-A manufacturing and costs related to Iomab-B’s clinical development and regulatory submissions. We expect to incur increased research and development costs in the future.

General and Administrative Expenses

Overall, total general and administrative expenses increased by approximately $0.8 million to $1.7 million for the three months ended March 31, 2014 compared to approximately $0.9 million for the three months ended March 31, 2013. The increase was largely attributable to increases in professional fees, staffing, and the stock-based compensation incurred by the Company as discussed below.

The increase of professional fees was mainly associated with the Company listing our common stock on the NYSE MKT. In addition to the professional fees incurred, we increased our personnel. As such, payroll-related expenses for the three months ended March 31, 2014 increased compared to the same period in 2013. We expect to incur increased general and administrative costs in the future.

Other (Income) Expense

Other expense was $12.6 million for the three months ended March 31, 2014 compared to other income of $1.3 million for the three months ended March 31, 2013. The Company recorded a loss on the change in fair value of the Company’s embedded derivative liability in the approximate amount $12.6 million during the three months ended March 31, 2014 as compared to a gain of approximately $1.3 million during the comparable three-month period ended March 31, 2013. The change is mainly attributable to the fluctuation of the Company’s stock price.

Net Loss

Net loss increased by approximately $16.0 million to approximately $16.7 million for the three months ended March 31, 2014 compared to approximately $0.7 million for the three months ended March 31, 2013. The increase was primarily due to an increase in the loss from change in fair value of the derivative liability, in conjunction with additional costs incurred by the Company in research and development expenses, non-cash stock-based compensation costs and professional fees as discussed above.

Liquidity and Capital Resources

We have financed our operations primarily through sales of the Company’s stock and the issuance of convertible promissory notes.

We did not have any cash or cash equivalents held in financial institutions located outside of the United States as of March 31, 2014 and December 31, 2013. We do not anticipate this practice will change in the future.

The following tables sets forth selected cash flow information for the periods indicated:

	For the three months ended March 31,
	2014	2013

Cash provided by (used in) operating activities	$(2,490,948)	$(2,312,338)
Cash provided by (used in) investing activities	(1,699)	(1,112)
Cash provided by (used in) financing activities	2,837,062	(65,333)

Net change in cash	$344,415	$(2,378,783)

Net cash used in operating activities was approximately $2.5 million for the three months ended March 31, 2014 compared to approximately $2.3 million used in operations for the same period in 2013. Cash used in operations increased due to the increase in spending related to preparations and eventual launch and conduct of a multicenter clinical trial and an increase in spending related to professional fees combined with an increase in payroll-related expenses.

Net cash provided by (used in) financing activities were approximately $2.8 million and approximately ($65,000) for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014, the Company issued common stock and received net proceeds of approximately $2.9 million.

We have experienced cumulative losses of approximately $83.2 million from inception (June 13, 2000) through March 31, 2014, and have stockholders' deficit of $13.5 million at March 31, 2014. We intend to fund our operations from a combination of equity and/or debt financing.

Recent Equity Offerings

In December 2013, we completed the sale of units pursuant the Unit Purchase Agreement, dated December 27, 2013 (the “December Purchase Agreement”), and Subscription Agreement, dated December 27, 2013 (the “December Subscription Agreement”), among the Company and certain accredited investors. The securities sold in the offering consisted of an aggregate of (i) 554,310 shares of its common stock, and (ii) warrants to purchase 138,577 shares of its Common Stock at an in exercise price of $9.00 per share, subject to adjustment (“2013 Common Stock Offering”). The warrants are exercisable for a period of five years from the date of issuance. The Company received gross proceeds of approximately $3.3 million from the sale of securities under the Purchase Agreement.

On January 10, 2014, we conducted the final closing (the “Final Closing”) of its private placement of securities (the “Offering”) pursuant to a Unit Purchase Agreement, dated as of January 10, 2014 (the “January Purchase Agreement”) and Subscription Agreement, dated as of January 10, 2014 (the “January Subscription Agreement”), with certain accredited investors named therein (the “Investors”)  pursuant to which: the Investors at the Final Closing agreed to purchase (i) an aggregate of 551,810 shares ( the “Shares”) of common stock at $6.00 per share and (ii) five-year warrants to purchase an aggregate of 137,952 shares of common stock at an exercise price of $9.00 per share (the “Warrants”).  We received $3,310,860 in gross proceeds from the sale of securities under the January Purchase Agreement at the Final Closing, bringing the total gross proceeds received by the Company in the Offering to $6,636,720.  The aggregate offering amount of securities sold to investors was increased from $6,000,000 to $6,636,720 in order to cover over-allotments.

On March 24, 2014, we filed a shelf registration statement on Form S-3 (the “Registration Statement”) and deemed effective on April 17, 2014.  This Registration Statement contained two prospectuses: (i) a base prospectus which covers the offering, issuance and sale by the Company of up to $200,000,000 of its common stock, preferred stock, warrants and/or units; and (ii) a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $75,000,000 of its common stock that may be issued and sold under a sales agreement (the “Sales Agreement”) with MLV & Co. LLC (“MLV”).  To date 500 shares have been sold under the Sales Agreement with MLV.

Sales of the our common stock through MLV, if any, will be made on the NYSE MKT LLC, on any other existing trading market for the common stock or to or through a market maker. Subject to the terms and conditions of the Sales Agreement, MLV will use commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay to MLV in cash, upon the sale of common stock pursuant to the Sales Agreement, an amount equal to 3.0% of the gross proceeds from the sale of common stock.  We have also provided MLV with customary indemnification rights.

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

Recent Accounting Pronouncements

There were various accounting standards and interpretations issued during 2014 and 2013, none of which are expected to have a material impact on the Company’s financial position, operations or cash flows.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective, as of March 31, 2014, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. The ineffective was due to the material weaknesses described in Management’s Report on Internal Control over Financial Reporting as reported in our Form 10-K for the year ended December 31, 2013.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Item 1.01.  Entry into a Material Definitive Agreement.

Effective May 12, 2014, the Company entered into a sublease agreement with Corporate Technologies, Inc. for office space located at 379 Thornall Street, Edison, NJ. The monthly rent for the first year of the lease is $8,683.33 per month and the rent thereafter is $9,334.59 per month until the end of the term.  This agreement terminates on September 30, 2016. The Company issued a security deposit of approximately $35,000 to the existing tenant.

ITEM 6. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

10.1	Sublease Agreement, effective May 12, 2014, by and between Actinium Pharmaceuticals, In. and Corporate Technologies, Inc.	Attached

31	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

101.INS	XBRL Instance Document	Attached

101.SCH	XBRL Taxonomy Extension Schema Document	Attached

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Attached

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

ACTINIUM PHARMACEUTICALS, INC.

Date: May 12, 2014
	By:	/s/ Kaushik J. Dave
Kaushik J. Dave
President and Chief Executive Officer, and Interim Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial and Accounting Officer)