Form 10-Q
period 2014-06-30
Actinium Pharmaceuticals, Inc.
filed 2014-08-12
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

(732) 243-9495

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 11, 2014: 28,147,064

Actinium Pharmaceuticals, Inc.

FORM 10-Q

For period ended June 30, 2014

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2014 and December 31, 2013 and for the six months ended June 30, 2014 and 2013 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2013. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2014	December 31, 2013

Assets

Current Assets:
Cash and cash equivalents	$14,670,813	$5,533,366
Prepaid expenses and other current assets	608,105	218,389
Total Current Assets	15,278,918	5,751,755

Property and equipment, net of accumulated depreciation	132,902	13,920
Security deposit	34,733	-
Total Assets	$15,446,553	$5,765,675

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable and accrued expenses	$1,045,421	$378,955
Accounts payable and accrued expenses - related party	189,537	81,185
Notes payable	54,970	157,825
Derivative liabilities	9,826,627	6,707,255
Total Current Liabilities	11,116,555	7,325,220

Total Liabilities	11,116,555	7,325,220

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.01 par value; 10,000,000 authorized none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 27,602,192 and 24,565,447 shares issued and outstanding, respectively	27,602	24,565
Additional paid-in capital	84,004,053	64,933,145
Accumulated deficit	(79,701,657)	(66,517,255)
Total Stockholders' Equity (Deficit)	4,329,998	(1,559,545)

Total Liabilities and Stockholders' Equity (Deficit)	$15,446,553	$5,765,675

See accompanying notes to consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Operations (Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2014	2013	2014	2013

Revenue	$—	$—	$—	$—

Operating expenses:
Research and development, net of reimbursements	2,001,937	509,262	4,462,905	1,594,968
General and administrative	2,414,627	966,367	4,090,680	1,899,503
Depreciation expense	8,052	—	9,457	—
Loss on disposition of equipment	—	—	—	4,122
Total operating expenses	4,424,616	1,475,629	8,563,042	3,498,593

Loss from operations	(4,424,616)	(1,475,629)	(8,563,042)	(3,498,593)

Other income (expense):
Interest expense	—	(634)	—	(1,209)
Gain (loss) on change in fair value of derivative liabilities	7,939,711	(1,307,748)	(4,621,360)	26,764
Total other income and (expense)	7,939,711	(1,308,382)	(4,621,360)	25,555

Net income (loss)	$3,515,095	$(2,784,011)	$(13,184,402)	$(3,473,038)

Net income (loss) per common share - basic	$0.14	$(0.13)	$(0.52)	$(0.16)
Net income (loss) per common share - diluted	$0.10	$(0.13)	$(0.52)	$(0.16)
Weighted average common shares outstanding - basic	25,795,573	22,178,637	25,513,505	21,791,673
Weighted average common shares outstanding - diluted	35,862,173	22,178,637	25,513,505	21,791,673

See accompanying notes to consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows
(Unaudited)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(13,184,402)	$(3,473,038)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	3,141,144	188,400
Depreciation expense	9,457	—
Loss on disposition of equipment	—	4,122
Amortization of debt discount	—	—
Amortization of deferred financing costs	—	—
Gain on extinguishment of liability	—	—
Loss (gain) on change in fair value of derivative liabilities	4,621,360	(26,764)
Changes in operating assets and liabilities:
(Increase) decrease in:
R&D reimbursable receivable	—	(2,126)
Prepaid expenses and other current assets	(389,716)	85,000
Other assets	(34,733)	—
Increase (decrease) in:
Accounts payable and accrued expenses	666,466	(103,414)
Accounts payable and accrued expenses - related party	108,352	—
Net Cash Used In Operating Activities	(5,062,072)	(3,327,820

Cash Flows From Investing Activities:
Purchase of property and equipment	(128,439)	(1,112)
Net Cash Used In Investing Activities	(128,439)	(1,112)

Cash Flows From Financing Activities:
Payments on note payable	(102,855)	(103,050)
Sales of stock, net of offering costs	14,328,725	—
Proceeds from the exercise of options and warrants for cash	102,088	3,463,641
Net Cash Provided By Financing Activities	14,327,958	3,360,591

Net change in cash	9,137,447	31,659

Cash at beginning of period	5,533,366	5,618,669

Cash at end of period	$14,670,813	$5,650,328

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$561
Cash paid for taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:

Conversion of notes payable and accrued interest to stock	$1,501,988	$590,217
Transfer from liability classification to equity classification	$30,000	$—

See accompanying notes to consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 – Description of Business and Summary of Significant Accounting Policies

Nature of Business – Actinium Pharmaceuticals, Inc. (the “Company” or “Actinium”) is a biotechnology company committed to developing breakthrough therapies for life threatening diseases using its alpha particle immunotherapy (APIT) platform and other related and similar technologies. Actinium, together with its wholly owned subsidiary, MedActinium, Inc. (MAI), (hereinafter referred to collectively as “Actinium”) initiated collaborative efforts with large institutions to establish the proof of concept of APIT and has supported one Phase 1/2 clinical trial and one Phase 1 clinical trial at Memorial Sloan-Kettering Cancer Center (“MSKCC”) under an MSKCC Physician IND Application. In 2012, Actinium launched a multi-center corporate sponsored trial in acute myeloid leukemia (AML) patients. Actinium’s objective, through research and development, is to produce reliable cancer fighting products which utilize monoclonal antibodies linked with alpha particle emitters or other appropriate payloads to provide very potent targeted therapies. The initial clinical trials of Actinium’s compounds have been with patients having acute myeloid leukemia and it is believed that Actinium’s APIT platform will have wider applicability for different types of cancer where suitable monoclonal antibodies can be found.

On December 28, 2012, the Company entered into a transaction (the “Share Exchange”), pursuant to which the Company acquired 100% of the issued and outstanding equity securities of Actinium Pharmaceuticals, Inc. (“API”), in exchange for the issuance of approximately 99% of the issued and outstanding common stock, par value $0.01 per share, of the Company. As a result of the Share Exchange, the former shareholders of API became the controlling shareholders of the Company. At the closing, each API shareholder received 0.333 shares (the “Exchange Ratio”) of Actinium common stock for each API share exchanged. At the closing, all of the API shareholders’ options and warrants to purchase API common stock was exchanged at the Exchange Ratio for new options or warrants, as applicable, to purchase Actinium common stock. The Share Exchange was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein API was considered the acquirer for accounting and financial reporting purposes.

As a result of the Share Exchange, the Company is now a holding company operating through API, a clinical-stage biopharmaceutical company developing certain cancer treatments.

On March 20, 2013, the Company’s subsidiary, Actinium Pharmaceuticals, Inc., changed its name to Actinium Corporation. On April 11, 2013, the Company changed its domicile from the State of Nevada to the State of Delaware and changed its name from Cactus Ventures, Inc. to Actinium Pharmaceuticals, Inc.

On September 25, 2013, in accordance with a Certificate of Ownership Merging Actinium Corporation into the Actinium Pharmaceuticals, Inc. (filed in Delaware, the Company merged (the “Merger”) into itself Actinium Corporation (a 93.7% owned subsidiary), and Actinium Corporation ceased to exist. As a result of the Merger, Actinium Corporation stock owned by the Company was cancelled and each share of Actinium Corporation not owned by the Company was exchanged for 0.333 shares of Company’s common stock. A total of 3,970,137 shares of Actinium Corporation common stock was exchanged for 1,322,055 shares of Company common stock.

Basis of Presentation - Unaudited Interim Financial Information – The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2013 and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2013, as filed with the SEC February 28, 2014.

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

Cash and Cash Equivalents – The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. Such balances are usually in excess of FDIC insured limits. At June 30, 2014 and December 31, 2013, all of the Company’s cash was deposited in one bank.

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

The following tables set forth assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as of June 30, 2014 and December 31, 2013. As required by ASC 820 “Fair Value Measurements and Disclosures”, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total

Derivative liabilities:
At June 30, 2014	-	-	$9,826,627	$9,826,627
At December 31, 2013	-	-	6,707,255	6,707,255

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

Earnings (Loss) Per Common Share – The Company provides basic and diluted earnings per common share information for each period presented. Basic earnings (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share, as calculated for the three months ended June 30, 2014, is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding plus dilutive securities. For the three months ended June 30, 2013 and the six months ended June 30, 2014 and 2013, the potentially dilutive securities (options, warrants and convertible instruments) were excluded from the diluted loss per common share calculation because their effect would have been antidilutive. For the three months ended June 30, 2014, potentially issuable shares included stock options to purchase 1,398,937 shares and warrants to purchase 8,667,663 shares of the Company’s common stock. For the six months ended June 30, 2014, potentially issuable shares included stock options to purchase 2,952,829 shares and warrants to purchase 9,418,058 shares of the Company’s common stock. For the six months ended June 30, 2013, potentially issuable shares included stock options to purchase 2,280,184 shares and warrants to purchase 9,535,694 shares of the Company’s common stock.

Recent Accounting Pronouncements – In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers. Amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2011-230—Revenue Recognition (Topic 605) and Proposed Accounting Standards Update 2011–250—Revenue Recognition (Topic 605): Codification Amendments, both of which have been deleted. The amendments in this Update are effective for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the effects of ASU 2014-09 on the consolidated financial statements.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-10, Development Stage Entities. The amendments in this Update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations. Finally, the amendments also remove paragraph 810-10-15-16, which states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity (VIE) if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments. Under the amendments, all entities within the scope of the Variable Interest Entities Subsections of Subtopic 810-10, Consolidation—Overall, would be required to evaluate whether the total equity investment at risk is sufficient using the guidance provided in paragraphs 810-10-25-45 through 25-47, which requires both qualitative and quantitative evaluations. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-320—Development Stage Entities (Topic 915), which has been deleted. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, and early adoption is required. The Company evaluated and adopted ASU 2014-10 for the reporting period ended June 30, 2014.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-12, Compensation- Stock Compensation. The amendments in this update apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13D—Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The proposed amendments would apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target could be achieved after the requisite service period. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13D—Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of ASU 2014-12 on the consolidated financial statements.

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

On September 4, 2013, the Company entered into a letter agreement with SKI to set forth the amount that the Company owes SKI for the period from 2011 to 2014 under the License Agreement. The total amount that the Company owes SKI for the period from 2011 to 2014 is $815,100 plus all relevant licensed intellectual property related pass through costs to be determined. The amount owed does not include amounts the Company may owe for patent expenses under the License Agreement. For 2013, the annual maintenance fee is $50,000 plus pass through costs.

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

For the three months ended June 30, 2014 and 2013, the Company did not incur any expenses for maintenance fees and research conducted by MSKCC. For the six months ended June 30, 2014 and 2013, the Company incurred $189,537 and $129,850, respectively, for maintenance fees and research conducted by MSKCC. As of June 30, 2014 and December 31, 2013, the Company has payable to MSKCC of $189,537 and $81,185, respectively, related to clinical trials.

Placement Agent:

On August 7, 2012, the Company entered into an engagement agreement with a Healthcare Investment Bank as its placement agent for the 2012 Common Stock Offering whereby a director of the Company, is the Head of Healthcare Investment Banking team. Pursuant to the agreement, the placement agent was engaged as the exclusive agent for the 2012 Common Stock Offering. In consideration for its services, the placement agent received (a) a cash fee equal to 10% of the gross proceeds raised in the 2012 Common Stock Offering, (b) a non-accountable expense reimbursement equal to 2% of the gross proceeds raised in the 2012 Common Stock Offering, and (c) reimbursement of $100,000 for legal expenses incurred by the placement agent. The placement agent or its designees also received warrants to purchase shares of the Company’s Common Stock in an amount equal to 10% of the shares of common stock issued as part of the units sold in the 2012 Common Stock Offering and the shares of Common Stock issuable upon exercise of the B warrants included in such units. The placement agent also received the same fee and expense schedule for any cash exercise of warrants within 6 months of the final closing of the 2012 Common Stock Offering and a 5% solicitation fee for any warrants exercised as a result of being called for redemption by the Company. Upon the final closing of the 2012 Common Stock Offering of the units, the placement agent was engaged by the Company to provide certain financial advisory services to the Company for a period of at least 6 months for a monthly fee of $25,000. The agreement also provides that (i) if the Company consummates any merger, acquisition, business combination or other transaction (other than the Share Exchange) with any party introduced to it by the placement agent, the placement agent would receive a fee equal to 10% of the aggregate consideration in such transactions, and (ii) if, within a period of 12 months after termination of the advisory services described above, the Company requires a financing or similar advisory transaction the placement agent will have the right to act as the Company’s financial advisor and investment banker in such financing or transaction pursuant to a set fee schedule set forth in the August 7, 2012 engagement agreement. For a period ending one year after the expiration of all lock-up agreements entered into in connection with the Share Exchange, any change in the size of the Company board of directors must be approved by the placement agent. The placement agent also was engaged by the Company as placement agent for its Stock Offering and Convertible Notes financing in 2011 and, as a part of the fee for that engagement, designees of the placement agent also hold warrants to purchase 1,251,015 shares of the Company’s Common Stock.

On December 9, 2013, the Company entered into another engagement agreement with its placement agent for the 2013 Common Stock Offering. The agreement entered in on December 9, 2013 had similar terms as the 2012 agreement, including a cash fee equal to 10% of the gross proceeds raised, a non-accountable expense reimbursement equal to 2% of the gross proceeds raised and warrants to purchase shares of the Company’s Common Stock in an amount equal to 10% of the shares of common stock issued or issuable. Subsequent to the closing of the 2013 offering, the placement agent continued to provide certain financial advisory services to the Company until three months after the Company had uplisted its securities for trading on a U.S. National Exchange for a monthly fee of $25,000.

On January 10, 2014, the Company conducted the final closing (the “Final Closing”) of its private placement of securities (the “Offering”) pursuant to a Unit Purchase Agreement, dated as of January 10, 2014 (the “Purchase Agreement”) and Subscription Agreement, dated as of January 10, 2014 (the “Subscription Agreement”), with certain accredited investors (the “Investors”) pursuant to which: the Investors at the Final Closing agreed to purchase (i) an aggregate of 551,810 shares ( the “Shares”) of common stock at $6.00 per share and (ii) five-year warrants to purchase an aggregate of 137,952 shares of common stock at an exercise price of $9.00 per share. The Company received $3,310,860 in gross proceeds from the sale of securities under the Purchase Agreement at the Final Closing, bringing the total gross proceeds received by the Company in the Offering to $6,636,720. The aggregate offering amount of securities sold to investors was increased from $6,000,000 to $6,636,720 in order to cover over-allotments.

During the six months ended June 30, 2014, the placement agent received a cash fee of approximately $0.4 million from the sale of securities and was issued warrants to purchase 68,976 shares of the Company’s Common Stock at $9.00 per share for a period of 5 years.

On May 28, 2014, the Company and the placement agent agreed to terminate the December 9, 2013 engagement agreement.

Note 3 – Property and Equipment

Property and equipment consisted of the following at June 30, 2014 and December 31, 2013:

	Lives	June 30, 2014	December 31, 2013

Office equipment	3-5 years	$143,919	$15,480
Less: accumulated depreciation		(11,017)	(1,560)
Property and equipment, net		$132,902	$13,920

Depreciation expense for the three months ended June 30, 2014 and 2013 was $8,052 and $0, respectively. Depreciation expense for the six months ended June 30, 2014 and 2013 was $9,457 and $0, respectively. The Company wrote off some of its undepreciated property and equipment during the six months ended June 30, 2013 and recorded a loss of $4,122 on the disposition.

Note 4 – Note Payable

On December 28, 2013, the Company entered into a premium finance agreement to pay a $157,825 premium for its director and officer liability insurance policy. Pursuant to the agreement, the Company paid a down payment of $15,995 in January 2014 and is required to pay $15,995 in monthly installment for nine months. During the six months ended June 30, 2014 and 2013, the Company paid $102,855 and $103,050, respectively. As of June 30, 2014 and December 31, 2013, the outstanding balance related to the premium finance agreement was $54,970 and $157,825, respectively.

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

Activities for derivative warrant instruments during the six months ended June 30, 2014 were as follows:

	Units	Fair Value

Balance, December 31, 2013	1,968,623	$6,707,255

Transfer from liability classification to equity classification	(193,661)	(1,501,988)

Change in fair value	-	4,621,360

Balance, June 30, 2014	1,774,962	$9,826,627

During the six months ended June 30, 2014, 662,160 warrants were exercised, of which 193,661 were derivative warrants. The fair value of these warrants totaling approximately $1,501,988 were measured on the various exercise dates and reclassified to additional paid-in capital.

The fair values of the derivative warrants were calculated using a modified binomial valuation model with the following assumptions at each balance sheet date.

	June 30,	December 31,
	2014	2013

Market value of common stock on measurement date (1)	$7.22	$5.89
Adjusted exercise price	$2.48	$2.48
Risk free interest rate (2)	1.19%	1.27%
Warrant lives in years	3.5 years	0.5 years
Expected volatility (3)	73%	73%
Expected dividend yield (4)	-	-
Probability of stock offering in any period over 5 years (5)	25%	25%
Range of percentage of existing shares offered (6)	-	35%
Offering price range (7)	$7.50	$9

(1)	The market value of common stock at the above measurement dates is based on the Company’s trading price quoted on the OTC Markets for December 31, 2013 and on the NYSE MKT for June 30, 2014.

(2)	The risk-free interest rate was determined by management using the Treasury Bill as of the respective measurement date.

(3)	Because the Company does not have adequate trading history to determine its historical trading volatility, the volatility factor was estimated by management using the historical volatilities of comparable companies in the same industry and region.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management determines the probability of future stock offering at each evaluation date.

(6)	Management estimates that the range of percentages of existing shares offered in each stock offering will be 0% and 35% of the shares outstanding at June 30, 2014 and December 31, 2013, respectively.

(7)	Represents the estimated offering price range in future offerings as determined by management.

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

The Company met its first milestone in 2012 and upon reaching the milestone the Company paid Abbott Biotherapeutics Corp. a milestone payment of $750,000 on July 24, 2012. The milestone payment for the Phase 1 Clinical Trial was recorded as research and development expense. The Company has not initiated a Phase 2 Clinical Trial and no payment has been made to Abbott Biotherapeutics Corp. since the July 24, 2012 payment.

b.	Memorial Sloan Kettering Cancer Center (MSKCC) – see related party disclosure.

c.

Oak Ridge National Laboratory (ORNL) – The Company is contracted to purchase radioactive material to be used for research and development, with a renewal option at the contract end.  For 2013, the Company was obligated and paid approximately $0.3 million to purchase of radioactive material with ORNL.  For 2014, the Company signed a contract with ORNL to purchase $0.4 million of radioactive material.

d.	AptivSolutions provides project management services for the study of the drug Ac-225-HuM195 (Actimab-A) used in the Company’s Phase 1 and Phase 2 clinical trials. The total project is estimated to cost approximately $1.9 million and requires a 12.5% down payment of the total estimated project cost. The down payment totaling $239,000 was paid in 2007 and 2012. On August 6, 2012, October 22, 2012 and May 16, 2013, the agreement was amended to provide for additional services. The total project is now estimated at approximately $2.2 million. As of June 30, 2014, approximately $1.1 million has been expensed to date. AptivSolutions bills the Company when services are rendered and the Company records the related expense to research and development costs.

e.

On June 15, 2012, the Company entered into a license and sponsored research agreement with Fred Hutchinson Cancer Research Center (FHCRC) to build upon previous and ongoing clinical trials, with BC8 (licensed antibody). FHCRC has currently completed Phase 1 and Phase 2 of the clinical trial and the Company intends to start preparation for a pivotal trial leading to an FDA approval. The Company has been granted exclusive rights to the BC8 antibody and related master cell bank developed by FHCRC. The cost to develop the trial will range from $13.2 million to $23.5 million, depending on the trial design as required by the FDA. Under the terms of the sponsored research agreement, the Company will fund the FHCRC lab with $150,000 per year for the first two years and $250,000 thereafter. Payments made toward funding the lab will be credited toward royalty payments owed to FHCRC in the given year. A milestone payment of $1 million will be due to FHCRC upon FDA approval of the first drug. Upon commercial sale of the drug, royalty payments of 2% of net sales will be due to FHCRC.

During the six months ended June 30, 2014 and 2013, the Company recorded fees of $75,000 and $75,000, respectively, related to this agreement.

f.	On July 19, 2012, the Company entered into a clinical trial agreement with FHCRC. The Company will pay $31,366 for each patient that has completed the clinical trial. The Company paid a start-up fee of $19,749 in 2013. During the clinical trial additional fees apply and will be invoiced when applicable. For the six months ended June 30, 2014, the Company paid approximately $16,000 for patient enrollment.

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

h.	On September 26, 2012, the Company entered into a clinical trial agreement with Johns Hopkins University. The Phase 1/2 clinical trial will be conducted with Actinium 225. The clinical trial will be conducted under the protocols established by the Company and pursuant to an Investigational New Drug Exemption (IND 10807) held by the Company. The Company will pay $38,501 per patient, who has completed the clinical trial. The Company is required to pay a start-up fee of $22,847, an annual pharmacy fee of $2,025 and an amendment processing fee of $500, when applicable. There were no payments made during the six months ended June 30, 2104 for this agreement.

i.	On November 21, 2012, the Company entered into a clinical trial agreement with the University of Pennsylvania. The Phase 1/2 clinical trial will be conducted with Actinium 225. The clinical trial will be conducted under the protocols established by the Company and pursuant to an Investigational New Drug Exemption (IND 10807) held by the Company. The Company will pay $31,771 per patient, who has completed the clinical trial. The Company will be required to pay a start-up fee of $16,000 and additional administrative fees, when applicable. The Company accrued the $16,000 fee at December 31, 2013 and paid the fee in January 2014.

j.	On January 27, 2014, the Company entered into a manufacturing agreement with Goodwin Biotechnology Inc. (“Goodwin”). Goodwin will oversee the current Good Manufacturing Practices (cGMP) production of a monoclonal antibody anticipated to be used in an upcoming phase 3 clinical trial of Iomab™-B. Total cost of the agreement is $2,813,960. The Company paid a non-refundable payment of $562,790 upon execution of the agreement. Periodic payments will be made upon reaching certain milestones. As of June 30, 2014, the remaining cost of the agreement is approximately $2.1 million.

k.	On June 20, 2014, the Company entered into a CRO agreement with Act Oncology. Act Oncology provides project management services for the study of Iomab-B used for the intended Phase 3 clinical trial. The total project is estimated to cost approximately $0.8 million. The Company paid approximately $0.1 million during the six months ended June 30, 2014. Act Oncology bills the Company when services are rendered and the Company records the related expense to research and development costs.

On August 1, 2012, the Company entered into a rental agreement for office space at 501 Fifth Avenue, New York, NY. The agreement terminated on May 31, 2013. On June 4, 2013 and amended on October 4, 2013, the Company entered into two rental agreements for office space at 546 Fifth Avenue, New York, NY. One of the agreements terminated on July 6, 2014. The Company maintains office space at 546 Fifth Avenue, New York, NY through December 31, 2014. The Company paid a one month refundable deposit. On April 22, 2014, the Company entered into a sublease agreement for office space located at 379 Thornall Street, Edison, NJ. This agreement terminates on September 30, 2016. The Company issued a security deposit of $34,733 to the existing tenant.

Note 7 – Equity

In January 2014, the Company completed the final tranche of a private placement of the Company’s common stock and warrants and received approximately $3.3 million total gross proceeds from accredited investors (“2014 Closing”). The Company paid its placement agent total cash fees of approximately $395,000 and paid attorney fees of $40,000 for their services resulting in net proceeds of $2,873,557. In the 2014 Closing, the Company sold 551,810 shares of common stock at $6.00 per share and granted 137,952 units of five-year warrants with an exercise price of $9.00 per share. The warrants are exercisable for a period of five years from the date of issuance. The transaction date fair value of the warrants of $0.6 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rateh1.64%, expected volatility - 88%, expected dividend yield - 0%, and a contractual life of 5 years. As of June 30, 2014, all the warrants were outstanding.

On March 24, 2014, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”) which was effective on April 17, 2014. This Registration Statement contained two prospectuses: (i) a base prospectus which covers the offering, issuance and sale by the Company of up to $200,000,000 of its common stock, preferred stock, warrants and/or units; and (ii) a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $75,000,000 of its common stock that may be issued and sold under a sales agreement (the “Sales Agreement”) with MLV & Co. LLC (“MLV”) dated March 24, 2014. The Company will pay MLV in cash, upon the sale of common stock pursuant to the Sales Agreement, an amount equal to 3.0% of the gross proceeds from the sale of common stock. On April 28, 2014 the Company issued 500 shares and received net proceeds of $6,000 under the Sales Agreement with MLV.

Placement Agent – During January 2014, in connection with the Common Stock Offering, the Company issued the Placement Agent warrants to purchase an aggregate of 68,976 shares of common stock with an exercise price of $9.00 per share. The transaction date fair value of the warrants of $0.2 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate – 1.64%, expected volatility - 88%, expected dividend yield - 0%, and a contractual life of 5 years.

Public Offering - On June 30, 2014, the Company received gross proceeds of $12,525,000. The Company paid an underwriting discount of $876,750, paid the other offering expenses of $125,000, and paid attorney and auditor fees of $72,000 resulting in net proceeds of $11,451,250 from the public offering of 1,670,000 shares of the Company’s common stock, $0.001 par value per share at a price to the public of $7.50 per share less underwriting discounts. Under the terms of the underwriting agreement, the Company also granted the Underwriters a 30-day option to purchase up to an additional 250,000 shares of common stock to cover over-allotments, if any, at the offering price.

Approval of the Equity Incentive Plan

During the six months ended June 30, 2013, the Company did not grant any shares of restricted stock. During the six months ended June 30, 2014, the Company granted 445,167 shares of restricted stock and cancelled 50,000 shares of restricted stock. Of the total shares of restricted stock, 20,000 shares vest 3 months from the grant date, 22,500 shares vest 1 year from the grant date, 199,167 shares have a vesting period of 4 years and 200,000 shares vest at date of grant. The remaining restricted shares granted are performance based and upon the achievement of certain milestones.

Stock Option Plan

The following is a summary of stock options activities for the six months ended June 30, 2014:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of Units	Exercise Price	Term (in years)	Intrinsic Value

Outstanding, December 31, 2013	1,985,384	$3.23	8.34	$5,908,696
Issued	979,100	9.85	10.00	-
Exercised	(11,655)	0.78	-	-
Outstanding, June 30, 2014	2,952,829	$5.45	8.35	$8,300,565
Exercisable, June 30, 2014	868,287	$0.98	5.99	$5,418,017

During the six months ended June 30, 2014, the Company granted employees and board members 979,100 options to purchase the Company’s common stock with exercise prices ranging from $5.55 to $11.95 and a term of 10 years and with vesting over a 4-year period. The options have a fair value of $7.1 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.88% - 2.07% (2) expected life of 6 years, (3) expected volatility of 87.06% to 87.76%, and (4) zero expected dividends.

During six months ended June 30, 2014, the Company received gross proceeds of $5,220 for exercise of options for 11,655 shares of the Company’s common stock.

All options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at June 30, 2014 was $10,165,000. During the three months ended June 30, 2014 and 2013, the Company recorded option expense of $607,791 and $94,200, respectively. During the six months ended June 30, 2014 and 2013, the Company recorded option expense of $889,195 and $188,400, respectively.

Warrants

Following is a summary of warrant activities for the six months ended June 30, 2014:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Units	Exercise Price	Term (in years)	Value

Outstanding, December 31, 2013	9,673,290	$1.06	4.89	$47,396,307
Granted	406,928	7.96	7.46
Exercised	(662,160)	1.44
Outstanding, June 30, 2014	9,418,058	$1.33	4.54	$56,362,310
Exercisable, June 30, 2014	9,195,074	$1.16	4.42	$56,183,393

During the six months ended June 30, 2014, the Company granted warrants to purchase 137,952 shares of the Company’s common stock to investors and warrants to purchase 68,976 shares of the Company’s common stock to its placement agent in connection with the 2014 Closing.

During the six months ended June 30, 2014, the Company also granted consultants warrants to purchase 200,000 shares of the Company’s common stock with exercise prices ranging from $5.55 to $11.66 per share and a term of 10 years. These warrants vest when certain milestones are met.

During the six months ended June 30, 2014, 662,160 warrants were exercised by the warrant holders. The Company issued 573,299 shares of common stock and received gross proceeds of $96,868.

During the six months ended June 30, 2014 and 2013, the Company recorded stock-based compensation related to the warrants of $98,224 and $0, respectively.

Note 8 – Subsequent Events

During July 2014, the Company issued 176,211 shares of restricted stock to warrant holders.

On July 7, 2014, the Company filed a Form S-8 to offer the resale of up to 6,750,000 shares of common stock previously granted under the Equity Incentive Plan. Pursuant to the Form S-8, the Company issued 61,538 shares to an investor and received proceeds of $48,000.

On July 10, 2014, the Underwriters exercised their over-allotment option to purchase an additional 157,123 shares from the Company for $7.50 per share. Including the exercise of the over-allotment option of $1.2 million, gross, Actinium’s offering totaled 1,827,123 shares, representing gross proceeds of approximately $13.7 million and approximately $12.5 million net after deducting the underwriting discount and the other offering expenses.

On July 25, 2014, the Company entered into an agreement with a consultant. According to the agreement, the Company granted and issued 150,000 restricted shares to a consultant and also made a $250,000 for services to be provided over a six month period.

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

Description of Business

Actinium is a biotechnology company committed to developing breakthrough therapies for life threatening diseases using its alpha particle immunotherapy (APIT) platform and other related and similar technologies. Actinium, together with its wholly owned subsidiary, MedActinium, Inc. (MAI), (hereinafter referred to collectively as “Actinium”) has initiated collaborative efforts with large institutions to establish the proof of concept of alpha particle immunotherapy and has supported one Phase 1/2 clinical trial and one Phase 1 clinical trial at Memorial Sloan-Kettering Cancer Center (“MSKCC”) under an MSKCC Physician IND Application. In 2012, Actinium launched a multi-center corporate sponsored trial in acute myeloid leukemia (AML) patients. Actinium’s objective, through research and development, is to produce reliable cancer fighting products which utilize monoclonal antibodies linked with alpha particle emitters or other appropriate payloads to provide very potent targeted therapies. The initial clinical trials of Actinium’s compounds have been with patients having acute myeloid leukemia and it is believed that Actinium’s APIT platform will have wider applicability for different types of cancer where suitable monoclonal antibodies can be found.

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

On March 26, 2014, we began trading our common stock on the NYSE MKT market.

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

Our products under development are monoclonal antibodies labeled with radioisotopes. We have one program with an antibody labeled with a beta emitter and several programs based on a proprietary patent protected platform technology called APIT. Our APIT technology is based on attaching actinium 225 (Ac-225) or bismuth 213 (Bi-213) alpha emitting radioisotopes to monoclonal antibodies. Alpha emitting radioisotopes are unstable chemical elements that decay by releasing alpha particles. Alpha particles can kill any cell in the immediate proximity of where they are released. Monoclonal antibodies are genetically engineered proteins that specifically target certain cells, including cancer cells. It is crucial for the success of our drug candidates to contain monoclonal antibodies that can successfully seek cancer cells and can kill them with the attached isotope while not harming nearby normal cells. We do not have technology and operational capabilities to develop and manufacture such monoclonal antibodies and we therefore rely on collaboration with third parties to gain access to such monoclonal antibodies. We have secured rights to two monoclonal antibodies, HuM195 (Lintuzumab), in 2003 through a collaborative licensing agreement with Abbott Laboratories and BC8 in 2012 with the Fred Hutchinson Cancer Research Center (“FHCRC”). We expect to negotiate collaborative agreements with other potential partners that would provide us with access to additional monoclonal antibodies. Establishing and maintaining such collaborative agreements is a key to our success as a company.

Under our own sponsorship as well as activity at FHCRC, we have four product candidates in active clinical trials: Actimab™-A (HuM195-Ac-225), Iomab™-B (BC8-I-131), BC8-Y-90 and BC8-SA. At this time, the Company is actively pursuing development of Actimab™-A and Iomab™-B while BC8-Y-90 and BC8-SA are in physician sponsored clinical phase 1 trials at the FHCRC. Actimab™-A is a combination of the monoclonal antibody we have in-licensed, Lintuzumab (HuM195), and the alpha emitting isotope actinium 225. Actimab™-A has shown promising results throughout preclinical development and an ongoing clinical trial started in 2006 in AML in the elderly. We have expanded the number of patients and number of clinical centers by commencing a new AML clinical trial which we have launched in 2012. This trial targets newly diagnosed AML patients over the age of 60. In order to conduct the trial we are engaged in funding, monitoring and quality assurance and control of the Lintuzumab antibody; procurement of actinium 225 isotope; funding, monitoring and quality assurance and control of the drug candidate Actimab™-A manufacturing and organizing and monitoring clinical trials. We estimate that the direct costs to completion of both parts of the ongoing Phase 1/2 trial will be approximately $7 million. Iomab™-B is a combination of the in-licensed monoclonal antibody BC8 and the beta emitting radioisotope iodine 131. This construct has been extensively tested in Phase I and Phase 2 clinical trials in approximately 250 patients with different blood cancer indications who were in need of a hematopoietic stem cell transplantation (HSCT). Iomab™-B is used to condition the bone marrow of these patients by destroying blood cancer cells in their bone marrow and elsewhere thus allowing for a subsequent transplant containing healthy donor bone marrow stem cells. We have decided to develop this drug candidate by initially focusing on the patients over 50 with active acute myeloid leukemia in relapse and/or refractory to existing treatments. Our intention is to request the FDA in 2014 to allow us to enter into a pivotal trial with Iomab™-B. We estimate the direct costs of such a trial to completion anticipated in 2016 will be approximately $25-30 million.

We have primarily management position employees and consultants who direct, organize and monitor the activities described above through contractors. Much of the in vivo laboratory and clinical work contracted for by the Company has been conducted at MSKCC in New York. We also made clinical trial arrangements with other well-known cancer centers. Our Actimab™-A drug candidate and its components are contract manufactured and maintained under our supervision by specialized contract manufacturers and suppliers in the United States, including IsoTex Diagnostics, Oak Ridge National Laboratory, Pacific GMP, Fischer Bioservices, BioReliance and others.

We are a development stage company and have never generated revenue. Currently we do not have a stable recurring source of revenues sufficient to cover our operating costs. As of June 30, 2014, we had an accumulated deficit of $79.7 million. We incurred net income for the three months ended June 30, 2014 of approximately $3.5 million compared to a net loss of $2.8 million for the three months ended June 30, 2013. We incurred net losses of $13.2 million and $3.5 million for the six months ended June 30, 2014 and 2013, respectively.

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

We believe our future success will be heavily dependent upon our ability to successfully conduct clinical trials and preclinical development of our drug candidates. This will in turn depend on our ability to continue our collaboration with MSKCC and our Clinical Advisory Board members. In addition, we plan to continue and expand other research and clinical trial collaborations. Moreover, we will have to maintain sufficient supply of actinium 225 and successfully maintain and if and when needed replenish or obtain our reserves of monoclonal antibodies. We will have to maintain and improve manufacturing procedures we have developed for production of our drug candidates from the components that include the iodine 131 and actinium 225 isotopes, monoclonal antibodies and other materials. It is possible that despite our best efforts our clinical trials results may not meet regulatory requirements for approval. If our efforts are successful, we will be able to partner our development stage products on commercially favorable terms only if they enjoy appropriate patent coverage and/or considerable know-how and other protection that ensures market exclusivity. For that reason we intend to continue our efforts to maintain existing and generate new intellectual property. Intellectual property is a key factor in the success of our business as well as market exclusivity.

To achieve the goals discussed above we intend to continue to invest in research and development at high and constantly increasing rates thus incurring further losses until one or more of our products are sufficiently developed to partner them to large pharmaceutical and biotechnology companies.

Results of Operations – Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the three months ended June 30,
	2014	2013

Revenues	$—	$—

Operating expenses:
Research and development, net of reimbursements	2,001,937	509,262
General and administrative	2,414,627	966,367
Depreciation expense	8,052	—
Total operating expenses	4,424,616	1,475,629

Other income (expense):
Interest expense	—	(634)
Gain (loss) on change in fair value of derivative liabilities	7,939,711	(1,307,748)
Total other income (expense)	7,939,711	(1,308,382)

Net income (loss)	$3,515,095	$(2,784,011)

Revenues

We recorded no commercial revenues for the three months ended June 30, 2014 and 2013.

Research and Development Expense

Research and development expenses increased by approximately $1.5 million to approximately $2.0 million for the three months ended June 30, 2014 compared to approximately $0.5 million for the three months ended June 30, 2013. The increase is primarily attributable to the manufacturing of BC8, the antibody that is the key component of Iomab-B in-licensed by the Company in 2012 and the costs related to continuing the multi-center clinical trial for Actimab™-A which commenced in the third quarter of 2012. The increased expenses also reflect development work on significantly improving the efficacy and cost structure of the Actimab™-A manufacturing and costs related to Iomab-B’s clinical development and regulatory submissions. We expect to incur increased research and development costs in the future.

General and Administrative Expenses

Overall, total general and administrative expenses increased by approximately $1.4 million to $2.4 million for the three months ended June 30, 2014 compared to approximately $1.0 million for the three months ended June 30, 2013. The increase was largely attributable to increases in professional fees, staffing, and the stock-based compensation incurred by the Company as discussed below.

The increase can also be attributed to additional professional fees associated with the Company listing its common stock on the NYSE MKT. In addition to the professional fees incurred, we increased our personnel. As such, payroll-related expenses for the three months ended June 30, 2014 increased compared to the same period in 2013. We expect to incur increased general and administrative costs in the future.

Other Income (Expense)

Other income was approximately $7.9 million for the three months ended June 30, 2014 compared to other expense of $1.3 million for the three months ended June 30, 2013. The Company recorded a gain on the change in fair value of the Company’s embedded derivative liability in the approximate amount $7.9 million during the three months ended June 30, 2014 as compared to a loss of approximately $1.3 million during the comparable three-month period ended June 30, 2013. The change is mainly attributable to the fluctuation of the Company’s stock price.

Net Income (Loss)

Net income increased by approximately $6.3 million to approximately $3.5 million for the three months ended June 30, 2014 compared to a net loss of approximately $2.8 million for the three months ended June 30, 2013. The increase was primarily due to an increase in the gain from change in fair value of the derivative liability, offset by additional costs incurred by the Company in research and development expenses, non-cash stock-based compensation costs and professional fees as discussed above.

Results of Operations – Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30 2013

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the six months ended June 30,
	2014	2013

Revenues	$—	$—

Operating expenses:
Research and development, net of reimbursements	4,462,905	1,594,968
General and administrative	4,090,680	1,899,503
Depreciation expense	9,457	—
Loss on disposition of equipment	—	4,122
Total operating expenses	8,563,042	3,498,593

Other income (expense):
Interest expense	—	(1,209)
Gain (loss) on change in fair value of derivative liabilities	(4,621,360)	26,764
Total other income (expense)	(4,621,360)	25,555

Net loss	$(13,184,402)	$(3,473,038)

Revenues

We recorded no commercial revenues for the six months ended June 30, 2014 and 2013.

Research and Development Expense

Research and development expenses increased by approximately $2.9 million to approximately $4.5 million for the six months ended June 30, 2014 compared to approximately $1.6 million for the six months ended June 30, 2013. The increase is primarily attributable to the manufacturing of BC8, the antibody that is the key component of Iomab-B in-licensed by the Company in 2012 and the costs related to continuing the multi-center clinical trial for Actimab™-A which commenced in the third quarter of 2012. The increased expenses also reflect development work on significantly improving the efficacy and cost structure of the Actimab™-A manufacturing and costs related to Iomab-B’s clinical development and regulatory submissions. We expect to incur increased research and development costs in the future.

General and Administrative Expenses

Overall, total general and administrative expenses increased by approximately $2.2 million to $4.1 million for the six months ended June 30, 2014 compared to approximately $1.9 million for the six months ended June 30, 2013. The increase was largely attributable to increases in professional fees, staffing, and the stock-based compensation incurred by the Company as discussed below.

The increase can also be attributed to additional professional fees associated with the Company listing its common stock on the NYSE MKT. In addition to the professional fees incurred, we increased our personnel. As such, payroll-related expenses for the six months ended June 30, 2014 increased compared to the same period in 2013. We expect to incur increased general and administrative costs in the future.

Other Income (Expense)

Other expense was $4.6 million for the six months ended June 30, 2014 compared to other income of $25,555 for the six months ended June 30, 2013. The Company recorded a loss on the change in fair value of the Company’s embedded derivative liability in the approximate amount $4.6 million during the six months ended June 30, 2014 as compared to a gain of approximately $27,000 during the comparable six month period ended June 30, 2013. The change is mainly attributable to the fluctuation of the Company’s stock price.

Net Loss

Net loss increased by approximately $9.7 million to approximately $13.2 million for the six months ended June 30, 2014 compared to approximately $3.5 million for the six months ended June 30, 2013. The increase was primarily due to an increase in the loss from change in fair value of the derivative liability, in conjunction with additional costs incurred by the Company in research and development expenses, non-cash stock-based compensation costs and professional fees as discussed above.

Liquidity and Capital Resources

We have financed our operations primarily through sales of the Company’s stock.

We did not have any cash or cash equivalents held in financial institutions located outside of the United States as of June 30, 2014 and December 31, 2013. We do not anticipate this practice will change in the future.

The following tables sets forth selected cash flow information for the periods indicated:

	For the six months ended June 30,
	2014	2013

Cash used in operating activities	$(5,062,072)	(3,327,820)
Cash used in investing activities	(128,439)	(1,112)
Cash provided by financing activities	14,327,958	3,360,591

Net change in cash	$9,137,447	$31,659

Net cash used in operating activities was approximately $5.1 million for the six months ended June 30, 2014 compared to approximately $3.3 million used in operations for the same period in 2013. Cash used in operations increased due to the increase in spending related to preparations and eventual launch and conduct of a multicenter clinical trial and an increase in spending related to professional fees combined with an increase in payroll-related expenses. A significant increase in stock-based compensation as well as the loss on the change in fair value of the derivative liabilities accounted for the increase in cash used in operations.

Net cash provided by financing activities were approximately $14.3 million and approximately $3.4 million for the six months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014, the Company issued common stock and received net proceeds of approximately $14.3 million compared to approximately $3.5 million received during the six months ended June 30, 2013 from the exercise of warrants.

We have experienced cumulative losses of approximately $79.7 million from inception (June 13, 2000) through June 30, 2014, and have stockholders' equity of $4.3 million at June 30, 2014.

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

On March 24, 2014, we filed a shelf registration statement on Form S-3 (the “Registration Statement”) and deemed effective on April 17, 2014. This Registration Statement contained two prospectuses: (i) a base prospectus which covers the offering, issuance and sale by the Company of up to $200,000,000 of its common stock, preferred stock, warrants and/or units; and (ii) a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $75,000,000 of its common stock that may be issued and sold under a sales agreement (the “Sales Agreement”) with MLV & Co. LLC (“MLV”). For the six months ended June 30, 2014, the Company issued 500 shares under this agreement totaling approximately $6,000.

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

On June 30, 2014, the Company received gross proceeds of approximately $12.5 million. The Company paid an underwriting discount of $0.9 million, paid the other offering expenses of $125,000, and paid attorney and auditor fees of $72,000 resulting in net proceeds of approximately $11.9 million from the public offering of 1,670,000 shares of the Company’s common stock, $0.001 par value per share at a price to the public of $7.50 per share less underwriting discounts. Under the terms of the underwriting agreement, the Company granted the Underwriters a 30-day option to purchase up to an additional 250,000 shares of common stock to cover over-allotments, if any, at the offering price. On July 10, 2014, the Underwriters exercised their over-allotment and purchased an additional 157,123 shares of the Company’s common stock for gross proceeds of approximately $1.2 million.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers. Amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2011-230—Revenue Recognition (Topic 605) and Proposed Accounting Standards Update 2011–250—Revenue Recognition (Topic 605): Codification Amendments, both of which have been deleted. Accounting Standards Update 2014-09. The amendments in this Update are effective for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the effects of ASU 2014-09 on the consolidated financial statements.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-10, Development Stage Entities. The amendments in this Update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.  Finally, the amendments also remove paragraph 810-10-15-16, which states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity (VIE) if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments. Under the amendments, all entities within the scope of the Variable Interest Entities Subsections of Subtopic 810-10, Consolidation—Overall, would be required to evaluate whether the total equity investment at risk is sufficient using the guidance provided in paragraphs 810-10-25-45 through 25-47, which requires both qualitative and quantitative evaluations. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2013-320—Development Stage Entities (Topic 915), which has been deleted. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, and early adoption is required. The Company evaluated and adopted ASU 2014-10 for the reporting period ended April 30, 2014.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-12, Compensation- Stock Compensation. The amendments in this update apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13D--Compensation--Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The proposed amendments would apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target could be achieved after the requisite service period. This Accounting Standards Update is the final version of Proposed Accounting Standards Update EITF-13D—Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, which has been deleted. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of ASU 2014-12 on the consolidated financial statements.

The Company does not expect that any recently issued accounting pronouncements will have a significant impact on the results of operations, financial position, or cash flows of the Company.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. During the second quarter of 2014, we hired outside consultants to draft and test our internal control policies. Based on our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of June 30, 2014, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting. During the period covered by this report, the Company has adopted its initial internal control procedures and guidelines, and has retained the services of outside consultants to assist in our internal control over financial reporting. We believe the foregoing modifications have and will continue to materially and positively affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A.  RISK FACTORS

Not Applicable to a smaller reporting company.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 13, 2014 the Company issued 150,000 shares of common stock having a fair value of $1,237,500 ($10.88 per share) in exchange for consulting services.

On June 11, 2014 the Company issued 12,500 shares of common stock having a fair value of $104,375 ($11.60 per share) in exchange for consulting services.

The Company determined that the securities described above were issued in transactions that were exempt from the registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereunder. This determination was based on the non-public manner in which we offered the securities and on the representations of the recipients of the securities, which included, in pertinent part, that they were “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act, that they were acquiring such securities for investment purposes for their own account and not with a view toward resale or distribution, and that they understood such securities may not be sold or otherwise disposed of without registration under the Securities Act or an applicable exemption therefrom.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION.

Item 5.03 Amendment to Articles of Incorporation or Bylaws; Change in Fiscal Year

On August 11, 2014, the Company amended and restated its bylaws (the “Amended Bylaws”) and appointed Sandesh Seth as Executive Chairman. Article V (Officers) of the Company’s bylaws were amended to add the role of Executive Chairman as an officer of the Company.

A copy of the Amended Bylaws have been included as Exhibit 3.1 to this report on Form 10-Q.

ITEM 6.     EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

3.1	Amended and Restated Bylaws of Actinium Pharmaceuticals, Inc.

31	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

101.INS	X XBRL Instance Document	Attached

101.SCH	X XBRL Taxonomy Extension Schema Document	Attached

101.CAL	X XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	X XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	X XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	X XBRL Taxonomy Presentation Linkbase Document	Attached

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

ACTINIUM PHARMACEUTICALS, INC.

Date: August 12, 2014	By:	/s/ Kaushik J. Dave
Kaushik J. Dave
President and Chief Executive Officer, and Interim Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial and Accounting Officer)

