Form 10-Q
period 2014-09-30
Actinium Pharmaceuticals, Inc.
filed 2014-10-31
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________

Commission File Number:  000-52446

ACTINIUM PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	88-0378336
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

546 Fifth Avenue, 14th Floor New York, NY	1003610036
(Address of Principal Executive Offices)	(Zip Code)

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

☐ Yes          ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 30, 2014: 30,005,507

Actinium Pharmaceuticals, Inc.

FORM 10-Q

For period ended September 30, 2014

INDEX

PART I-- FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2014 and December 31, 2013 and for the nine months ended September 30, 2014 and 2013 have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2013.  The results of operations for the nine months ended September 30, 2014 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2014	December 31, 2013

Assets

Current Assets:
Cash and cash equivalents	$11,750,675	$5,533,366
Prepaid expenses and other current assets	671,903	218,389
Total Current Assets	12,422,578	5,751,755

Property and equipment, net of accumulated depreciation	141,011	13,920
Security deposit	34,733	-
Total Assets	$12,598,322	$5,765,675

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable and accrued expenses	$1,731,207	$378,955
Accounts payable and accrued expenses - related party	278,291	81,185
Note payable	-	157,825
Derivative liabilities	8,216,935	6,707,255
Total Current Liabilities	10,226,433	7,325,220

Total Liabilities	10,226,433	7,325,220

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.01 par value; 50,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 29,619,495 and 24,565,447 shares issued and outstanding, respectively	29,620	24,565
Additional paid-in capital	88,120,950	64,933,145
Accumulated deficit	(85,778,681)	(66,517,255)
Total Stockholders' Equity (Deficit)	2,371,889	(1,559,545)

Total Liabilities and Stockholders' Equity (Deficit)	$12,598,322	$5,765,675

See accompanying notes to consolidated financial statements.

Actinium Pharmaceuticals, Inc.
Consolidated Statements of Operations (Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2014	2013	2014	2013

Revenue	$—	$—	$—	$—

Operating expenses:
Research and development, net of reimbursements	3,773,438	778,232	8,236,343	2,373,200
General and administrative	3,257,147	830,730	7,347,827	2,730,233
Depreciation expense	14,326	—	23,783	—
Loss on disposition of equipment	—	—	—	4,122
Total operating expenses	7,044,911	1,608,962	15,607,953	5,107,555

Loss from operations	(7,044,911)	(1,608,962)	(15,607,953)	(5,107,555)

Other income (expense):
Interest expense	—	(1,299)	—	(2,508)
Gain (loss) on change in fair value of derivative liabilities	967,887	189,348	(3,653,473)	216,112
Total other income (expense)	967,887	188,049	(3,653,473)	213,604

Net loss	$(6,077,024)	$(1,420,913)	$(19,261,426)	$(4,893,951)

Net loss per common share - basic and diluted	$(0.21)	$(0.06)	$(0.73)	$(0.22)
Weighted average common shares outstanding - basic and diluted	28,496,902	23,601,895	26,540,368	22,401,711

See accompanying notes to consolidated financial statements.

Actinium Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(19,261,426)	$(4,893,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,221,673	284,371
Depreciation expense	23,783	—
Loss on disposition of equipment	—	4,122
Loss (gain) on change in fair value of derivative	3,653,473	(216,112)
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	(453,514)	114,143
Security deposit	(34,733)	—
Increase (decrease) in:
Accounts payable and accrued expenses	1,352,252	(585,043)
Accounts payable and accrued expenses - related party	197,106	344,501
Net Cash Used In Operating Activities	(9,301,386)	(4,947,969)

Cash Flows From Investing Activities:
Purchase of property and equipment	(150,874)	(8,030)
Net Cash Used In Investing Activities	(150,874)	(8,030)

Cash Flows From Financing Activities:
Payments on note payable	(157,825)	(140,000)
Sales of common stock, net of offering costs	15,435,305	—
Proceeds from the exercise of options and warrants	392,089	3,467,393
Net Cash Provided By Financing Activities	15,669,569	3,327,393

Net change in cash	6,217,309	(1,628,606)

Cash and cash equivalents at beginning of period	5,533,366	5,618,669

Cash and cash equivalents at end of period	$11,750,675	$3,990,063

Supplemental disclosures of cash flow information:
Cash paid for interest	$—	$561
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:

Transfer warrant derivatives from liability to equity classification	$2,143,793	$600,880

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

As a result of the Share Exchange, the Company was then considered a holding company operating through API, a clinical-stage biopharmaceutical company developing certain cancer treatments.

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

Basis of Presentation - Unaudited Interim Financial Information – The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2013 and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2013, as filed with the SEC on February 28, 2014.

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

Cash and Cash Equivalents – The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. Such balances are usually in excess of FDIC insured limits. At September 30, 2014 and December 31, 2013, all of the Company’s cash was deposited in one bank.

Property and Equipment – Machinery and equipment are recorded at cost and depreciated on a straight-line basis over estimated useful lives of three years. Furniture and fixtures are recorded at cost and depreciated on a straight-line basis over estimated useful lives of three to seven years. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in operations. Repairs and maintenance expenditures are charged to operations.

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

The following tables set forth assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as of September 30, 2014 and December 31, 2013. As required by ASC 820 “Fair Value Measurements and Disclosures”, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total

Derivative liabilities:
At September 30, 2014	-	-	$8,216,935	$8,216,935
At December 31, 2013	-	-	6,707,255	6,707,255

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

Share-Based Payments – The Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, the Company reduces the expense for estimated forfeitures based on historical forfeiture rates. Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period. Excess tax benefits, if any, are recognized as an addition to paid-in capital.

Earnings (Loss) Per Common Share – The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options and warrants have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

	September 30, 2013	September 30, 2014
Options	2,280,184	2,998,084
Warrants	9,441,942	7,933,747
Total	11,722,126	10,931,831

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

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-10, Development Stage Entities. The amendments in this Update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.  Finally, the amendments also remove paragraph 810-10-15-16, which states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity (VIE) if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments. Under the amendments, all entities within the scope of the Variable Interest Entities Subsections of Subtopic 810-10, Consolidation—Overall, would be required to evaluate whether the total equity investment at risk is sufficient using the guidance provided in paragraphs 810-10-25-45 through 25-47, which requires both qualitative and quantitative evaluations. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, and early adoption is required. The Company evaluated and adopted ASU 2014-10 at June 30, 2014.

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

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements- Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the consolidated financial statements.

Subsequent Events – The Company’s management reviewed all material events through the date of the consolidated financial statements were issued for subsequent event disclosure consideration.

Note 2 – Related Party Transactions

MSKCC:

In 2010, General Atlantic Group Limited donated all of the equity shares of its wholly owned subsidiary, Actinium Holdings Ltd. (formerly named General Atlantic Investments Limited) to Memorial Sloan Kettering Cancer Center (MSKCC).

On February 11, 2002, the Company entered into a License, Development and Commercialization Agreement with Sloan-Kettering Institute of Cancer Research (SKI), an entity related to MSKCC (“License Agreement”).  The agreement was amended in August 2006.  Pursuant to the agreement, the Company licensed certain intellectual property from SKI, including critical patents with respect to the Company’s core technology, and also supports ongoing research and clinical development of related drug candidates.  MSKCC agreed, subject to certain conditions, to utilize the funds paid for certain clinical and preclinical programs and activities related to the Company’s drug development and clinical study programs, including the payment of certain costs and expenses that would otherwise have been borne by the Company.

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

On September 4, 2013, the Company entered into a letter agreement with SKI to set forth the amount that the Company owes SKI for the period from 2011 to 2014 under the License Agreement.  The total amount that the Company owes SKI for the period from 2011 to 2014 is $815,100 plus all relevant licensed intellectual property related pass through costs to be determined.  The amount owed does not include amounts the Company may owe for patent expenses under the License Agreement.  During 2014, the annual maintenance fee is $189,000 plus pass through costs.

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

For the three months ended September 30, 2014 and 2013, the Company incurred approximately $26,000 and $0, respectively, for maintenance fees and research conducted by MSKCC For the nine months ended September 30, 2014 and 2013, the Company incurred $197,106 and $218,604, respectively, for maintenance fees and research conducted by MSKCC.  As of September 30, 2014 and December 31, 2013, the Company has a payable to MSKCC covering the annual maintenance costs, clinical trials expense and patent costs totaling $278,291 and $81,185, respectively.

Placement Agent:

On August 7, 2012, the Company entered into an engagement agreement with a Healthcare Investment Bank as its placement agent for the 2012 Common Stock Offering whereby a director of the Company, is the Head of its Healthcare Investment Banking team.   Pursuant to the agreement, the placement agent was engaged as the exclusive agent for the 2012 Common Stock Offering.   In consideration for its services, the placement agent received (a) a cash fee equal to 10% of the gross proceeds raised in the 2012 Common Stock Offering, (b) a non-accountable expense reimbursement equal to 2% of the gross proceeds raised in the 2012 Common Stock Offering, and (c) reimbursement of $100,000 for legal expenses incurred by the placement agent.  The placement agent or its designees also received warrants to purchase shares of the Company’s Common Stock in an amount equal to 10% of the shares of common stock issued as part of the units sold in the 2012 Common Stock Offering and the shares of Common Stock issuable upon exercise of the B warrants included in such units.  The placement agent also received the same fee and expense schedule for any cash exercise of warrants within 6 months of the final closing of the 2012 Common Stock Offering and a 5% solicitation fee for any warrants exercised as a result of being called for redemption by the Company.  Upon the final closing of the 2012 Common Stock Offering of the units, the placement agent was engaged by the Company to provide certain financial advisory services to the Company for a period of at least 6 months for a monthly fee of $25,000.  The agreement also provides that (i) if the Company consummates any merger, acquisition, business combination or other transaction (other than the Share Exchange) with any party introduced to it by the placement agent, the placement agent would receive a fee equal to 10% of the aggregate consideration in such transactions, and (ii) if, within a period of 12 months after termination of the advisory services described above, the Company requires a financing or similar advisory transaction the placement agent will have the right to act as the Company’s financial advisor and investment banker in such financing or transaction pursuant to a set fee schedule set forth in the August 7, 2012 engagement agreement.  For a period ending one year after the expiration of all lock-up agreements entered into in connection with the Share Exchange, any change in the size of the Company board of directors must be approved by the placement agent.  The placement agent also was engaged by the Company as placement agent for its Stock Offering and Convertible Notes financing in 2011 and, as a part of the fee for that engagement, designees of the placement agent also hold warrants to purchase 1,251,015 shares of the Company’s Common Stock.

On December 9, 2013, the Company entered into another engagement agreement with its placement agent for the 2013 Common Stock Offering, (“the Offering”). The Offering was completed in two tranches, December 9, 2013 and January 10, 2014. The agreement entered in on December 9, 2013 had similar terms as the 2012 agreement, including a cash fee equal to 10% of the gross proceeds raised, a non-accountable expense reimbursement equal to 2% of the gross proceeds raised and warrants to purchase shares of the Company’s Common Stock in an amount equal to 10% of the shares of common stock issued or issuable. Subsequent to the closing of the 2013 offering, the placement agent continued to provide certain financial advisory services to the Company until three months after the Company had up-listed its securities for trading on a U.S. National Exchange for a monthly fee of $25,000.

On December 27, 2013, the Company completed the first sale of the Offering pursuant to a Unit Purchase Agreement, with certain accredited investors (the “Investors”) pursuant to which the Investors agreed to purchase (i) an aggregate of 554,310 shares (the “Shares”) of common stock at $6.00 per share and (ii) five-year warrants to purchase an aggregate of 138,577 shares of common stock at an exercise price of $9.00 per share. The Company received $3,325,860 in gross proceeds from the sale of securities.

On January 10, 2014,  the Company conducted the final closing (the “Final Closing”) of the Offering pursuant to a Unit Purchase Agreement, dated as of January 10, 2014 (the “Purchase Agreement”) and Subscription Agreement, dated as of January 10, 2014 (the “Subscription Agreement”), with certain accredited investors (the “Investors”)  pursuant to which the Investors at the Final Closing agreed to purchase (i) an aggregate of 551,810 shares ( the “Shares”) of common stock at $6.00 per share and (ii) five-year warrants to purchase an aggregate of 137,952 shares of common stock at an exercise price of $9.00 per share. The Company received $3,310,860 in gross proceeds from the sale of securities under the Purchase Agreement at the Final Closing, bringing the total gross proceeds received by the Company in the Offering to $6,636,720.  The aggregate offering amount of securities sold to investors was increased from $6,000,000 to $6,636,720 in order to cover over-allotments.

During the nine months ended September 30, 2014, the placement agent received a cash fee of approximately $0.4 million from the sale of securities and was issued warrants to purchase 68,976 shares of the Company’s Common Stock at $9.00 per share for a period of 5 years.

On May 28, 2014, the Company and the placement agent agreed to terminate the December 9, 2013 engagement agreement.

On July 10, 2014 the Company completed a public offering that totaled 1,827,123 common shares, representing gross proceeds of approximately $13.7 million and a net amount of approximately $12.6 million after deducting the underwriting discount and the other offering expenses. The Placement Agent acted as sole book-running manager for the offering, the Placement Agent acted as lead manager and MLV & Co. acted as co-manager. The offering was made pursuant to a shelf registration statement previously filed with and declared effective by the U.S. Securities and Exchange Commission.

Note 3 – Property and Equipment

Property and equipment consisted of the following at September 30, 2014 and December 31, 2013:

		September 30,	December 31,
	Lives	2014	2013

Office equipment	3-5 years	$166,354	$15,480
Less: accumulated depreciation		(25,343)	(1,560)
Property and equipment, net		$141,011	$13,920

Depreciation expense for the three months ended September 30, 2014 and 2013 was $14,326 and $0, respectively. Depreciation expense for the nine months ended September 30, 2014 and 2013 was $23,783 and $0, respectively. The Company wrote off certain undepreciated property and equipment during the nine months ended September 30, 2013 and recorded a loss of $4,122 on the disposition.

Note 4 – Note Payable

On December 28, 2013, the Company entered into a premium finance agreement to pay a premium of $157,825 for its director and officer liability insurance policy. Pursuant to the agreement, the Company paid a down payment of $15,995 in January 2014 and was required to pay $15,995 in monthly installment for nine months. During the nine months ended September 30, 2014, the Company paid $157,825. As of September 30, 2014 and December 31, 2013, the outstanding balance related to the premium finance agreement was $0 and $157,825, respectively.

Note 5 – Derivatives

The Company has determined that certain warrants the Company has issued contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could result in modification of the warrants’ exercise price based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 – 40. The warrants granted in connection with the issuance of the 2012 Common Stock Offering, and the placement agent warrants contain anti-dilution provisions that provide for a reduction in the exercise price of such warrants in the event that future common stock (or securities convertible into or exercisable for common stock) is issued (or becomes contractually issuable) at a price per share (a “Lower Price”) that is less than the exercise price of such warrant at the time. The amount of any such adjustment is determined in accordance with the provisions of the warrant agreement and depends upon the number of shares of common stock issued (or deemed issued) at the Lower Price and the extent to which the Lower Price is less than the exercise price of the warrant at the time.

Activities for derivative warrant instruments during the nine months ended September 30, 2014 were as follows:

	Units	Fair Value

Balance, December 31, 2013	1,968,623	$6,707,255

Transfer from liability classification to equity classification	(306,900)	(2,143,793)

Change in fair value	-	3,653,473

Balance, September 30, 2014	1,661,723	$8,216,935

During the nine months ended September 30, 2014, 2,117,304 warrants were exercised, of which 306,900 were derivative warrants. The fair value of these warrants totaling $2,143,793 were measured on the various exercise dates and reclassified to additional paid-in capital.

The fair values of the derivative warrants were calculated using a modified binomial valuation model with the following assumptions at each balance sheet date.

	September 30,	December 31,
	2014	2013

Market value of common stock on measurement date (1)	$6.70	$5.89
Adjusted exercise price	$2.48	$2.48
Risk free interest rate (2)	1.07%	1.27%
Warrant lives in years	3.2 years	0.5 years
Expected volatility (3)	74%	73%
Expected dividend yield (4)	-	-
Probability of stock offering in any period over 5 years (5)	25%	25%
Range of percentage of existing shares offered (6)	-	35%
Offering price range (7)	$7.50	$9

(1)	The market value of common stock at the above measurement dates is based on the Company’s trading price quoted on the OTC Markets for December 31, 2013 and on the NYSE MKT for September 30, 2014.

(2)	The risk-free interest rate was determined by management using the Treasury Bill as of the respective measurement date.

(3)	Because the Company does not have adequate trading history to determine its historical trading volatility, the volatility factor was estimated by management using the historical volatilities of comparable companies in the same industry and region.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management determines the probability of future stock offering at each evaluation date.

(6)	Management estimates that the range of percentages of existing shares offered in each stock offering will be 0% and 35% of the shares outstanding at September 30, 2014 and December 31, 2013, respectively.

(7)	Represents the estimated offering price range in future offerings as determined by management.

Note 6 – Commitments and Contingencies

License and Research Agreements

The Company has entered into license and research and development agreements with third parties under which the Company is obligated to make upfront payments as well as milestone and royalty payments. Notable inclusions in this category are:

a.	AbbView Biotherapeutics Corp (formerly Abbott Biotherapeutics Corp) – The Company entered into a Product Development and Patent License Agreement with AbbVie Biotherapeutics Corp. (formerly Facet Biotech formerly known as Protein Design Labs) in 2003 to secure exclusive rights to a specific antibody when conjugated with alpha emitting radioisotopes. Upon execution of the agreement, the Company made a license fee payment of $3,000,000.

The Company agreed to make milestone payments totaling $7,750,000 for the achievement of the following agreed to and contracted milestones:

Milestones	Payments

(1) when Company initiates a Phase I Clinical Trial of a licensed product	$750,000
(2) when Company initiates a Phase II Clinical Trial of a licensed product	750,000
(3) when Company initiates a Phase III Clinical Trial of a licensed product	1,500,000
(4) Biological License Application filing with U.S. FDA	1,750,000
(5) First commercial sale	1,500,000
(6) after the first $10,000,000 in net sales	1,500,000

Under the agreement, the Company shall pay to AbbVie Biotherapeutics Corp on a country-by-country basis a royalty of 12% of net sales of all licensed products until the later of: (1) 12.5 years after the first commercial sale, or (2) when the patents expire.

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

b.	Memorial Sloan Kettering Cancer Center (MSKCC) – see related party disclosure.

c.	Oak Ridge National Laboratory (ORNL) – The Company is contracted to purchase radioactive material to be used for research and development, with a renewal option at the contract end. For 2013, the Company was obligated and paid approximately $0.3 million to purchase of radioactive material with ORNL. During 2014, the Company signed a contract with ORNL to purchase $0.4 million of radioactive material.

d.	AptivSolutions provides project management services for the study of the drug Ac-225-HuM195 (Actimab-A) used in the Company’s Phase 1 and Phase 2 clinical trials. The total project is estimated to cost approximately $1.9 million and requires a 12.5% down payment of the total estimated project cost. The down payment totaling $239,000 was paid in 2007 and 2012. On August 6, 2012, October 22, 2012 and May 16, 2013, the agreement was amended to provide for additional services. The total project is now estimated at approximately $2.2 million. As of September 30, 2014, approximately $1.2 million has been expensed to date. AptivSolutions bills the Company when services are rendered and the Company records the related expense to research and development costs.

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

During the nine months ended September 30, 2014 and 2013, the Company recorded fees of approximately $0.1 million and $75,000, respectively, related to this agreement.

f.	On July 19, 2012, the Company entered into a clinical trial agreement with FHCRC. The Company will pay $31,366 for each patient that has completed the clinical trial. The Company paid a start-up fee of $19,749 in 2013. During the clinical trial additional fees apply and will be invoiced when applicable. For the nine months ended September 30, 2014, the Company paid approximately $16,000 for patient enrollment.

g.	On August 28, 2012, the Company entered into a clinical trial agreement with The University of Texas M.D. Anderson Cancer Center. The total estimated cost of conducting the clinical trial is approximately $500,000, which includes a non- refundable institutional fee of $14,500. The estimated cost is based on treating 24 patients through 2013. Upon execution of the agreement, the Company paid $33,946. During 2013, there was one patient treated and the Company paid $34,383 in July 2013. During the nine months ended September 30, 2014, the Company recorded an expense of approximately $0.1 million.

h.	On September 26, 2012, the Company entered into a clinical trial agreement with Johns Hopkins University. The Phase 1/2 clinical trial will be conducted with Actinium 225. The clinical trial will be conducted under the protocols established by the Company and pursuant to an Investigational New Drug Exemption (IND 10807) held by the Company. The Company will pay $38,501 per patient, who has completed the clinical trial. The Company is required to pay a start-up fee of $22,847, an annual pharmacy fee of $2,025 and an amendment processing fee of $500, when applicable. The Company paid the start-up fee in February 2013. There were no payments made during the nine months ended September 30, 2014 for this agreement.

i.	On November 21, 2012, the Company entered into a clinical trial agreement with the University of Pennsylvania. The Phase 1/2 clinical trial will be conducted with Actinium 225. The clinical trial will be conducted under the protocols established by the Company and pursuant to an Investigational New Drug Exemption (IND 10807) held by the Company. The Company will pay $31,771 per patient, who has completed the clinical trial. The Company will be required to pay a start-up fee of $16,000 and additional administrative fees, when applicable. The Company accrued the $16,000 fee at December 31, 2013 and paid the fee in January 2014. During the nine months ended September 30, 2014, the Company recorded an expense of approximately $16,000.

j.	On January 27, 2014, the Company entered into a manufacturing agreement with Goodwin Biotechnology Inc. (“Goodwin”). Goodwin will oversee the current Good Manufacturing Practices (cGMP) production of a monoclonal antibody anticipated to be used in an upcoming phase 3 clinical trial of Iomab-B. Total cost of the agreement is $3.3 million. The Company paid a non-refundable payment of $562,790 upon execution of the agreement. Periodic payments will be made upon reaching certain milestones. As of September 30, 2014, the remaining cost of the agreement is approximately $2.3 million. Goodwin bills the Company when services are rendered and the Company records the related expense to research and development costs.

k.

On June 20, 2014, the Company entered into a CRO agreement with Act Oncology. Act Oncology provides project management services for the study of Iomab-B used for the intended Phase 3 clinical trial.  The total project is estimated to cost approximately $0.8 million. The Company paid approximately $0.3 million during the nine months ended September 30, 2014. Act Oncology bills the Company when services are rendered and the Company records the related expense to research and development costs.

l.

On September 30, 2014, the Company entered into a research agreement with the Albert Einstein College of Medicine of Yeshiva University (“Einstein”). According to the agreement, Einstein will use certain materials provided by the Company to complete a research project. The research project will explore the feasibility of using Actinium 225 to prepare patients with blood borne cancers to receive a hematopoietic stem cell transplant. Einstein will periodically provide the Company with reports showing project data or research. The total fixed price of the project is $183,391 which is payable to Einstein in three payments. A payment of approximately $92,000 was made subsequent to September 30, 2014.

Lease Agreements

On August 1, 2012, the Company entered into a rental agreement for office space at 501 Fifth Avenue, New York, NY. The agreement was terminated on May 31, 2013. On June 4, 2013 and amended on October 4, 2013, the Company entered into two rental agreements for office space at 546 Fifth Avenue, New York, NY. One of the agreements was terminated on July 6, 2014. The Company plans to maintain office space at 546 Fifth Avenue, New York, NY at least until December 31, 2014. The Company paid a one month refundable deposit on the space that it maintains in New York, NY.  On April 22, 2014, the Company entered into a sublease agreement for office space located at 379 Thornall Street, Edison, NJ. This agreement expires on September 30, 2016. The Company issued a security deposit of $34,733 to the existing tenant.

Note 7 – Equity

On December 9, 2013, the Company entered into another engagement agreement with its placement agent for the 2013 Common Stock Offering, ‘the Offering”) The Offering was completed in two tranches, on December 9, 2013 and January 10, 2014. The agreement entered on December 9, 2013 had similar terms as the 2012 agreement, including a cash fee equal to 10% of the gross proceeds raised, a non-accountable expense reimbursement equal to 2% of the gross proceeds raised and warrants to purchase shares of the Company’s Common Stock in an amount equal to 10% of the shares of common stock issued or issuable. Subsequent to the closing of the 2013 offering, the placement agent continued to provide certain financial advisory services to the Company until three months after the Company had up-listed its securities for trading on a U.S. National Exchange for a monthly fee of $25,000.

On December 27, 2013, the Company completed the first sale of the Offering pursuant to a Unit Purchase Agreement, with certain accredited investors (the “Investors”) pursuant to which: the Investors agreed to purchase (i) an aggregate of 554,310 shares (the “Shares”) of common stock at $6.00 per share and (ii) five-year warrants to purchase an aggregate of 138,577 shares of common stock at an exercise price of $9.00 per share. The Company received $3,325,860 in gross proceeds from the sale of securities.

In January 2014, the Company completed the final tranche of a private placement of the Company’s common stock and warrants and received approximately $3.3 million total gross proceeds from accredited investors (“2014 Closing”). The Company paid its placement agent total cash fees of approximately $395,000 and paid attorney fees of $40,000 for their services resulting in net proceeds of $2,873,557. In the 2014 Closing, the Company sold 551,810 shares of common stock at $6.00 per share and granted 137,952 units of five-year warrants with an exercise price of $9.00 per share. The warrants are exercisable for a period of five years from the date of issuance. The transaction date fair value of the warrants of $0.6 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate - 1.64%, expected volatility - 88%, expected dividend yield - 0%, and a contractual life of 5 years. During the nine months ended September 30, 2014, 83,332 warrants were exercised.

On March 24, 2014, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”) which was effective on April 17, 2014. This Registration Statement contained two prospectuses: (i) a base prospectus which covers the offering, issuance and sale by the Company of up to $200,000,000 of its common stock, preferred stock, warrants and/or units; and (ii) a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $75,000,000 of its common stock that may be issued and sold under a sales agreement (the “ Sales Agreement ” ) with MLV & Co. LLC ( “ MLV ” ) dated March 24, 2014. The Company will pay MLV in cash, upon the sale of common stock pursuant to the Sales Agreement, an amount equal to 3.0% of the gross proceeds from the sale of common stock. On April 28, 2014, the Company issued 500 shares and received net proceeds of $6,000 under the Sales Agreement with MLV.

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

Public Offering - On June 30, 2014, the Company received gross proceeds of $12,525,000 from the public offering of 1,670,000 shares of the Company’s common stock, $0.001 par value per share at a price to the public of $7.50 per share less underwriting discounts. The Company paid an underwriting discount of $876,750, paid the other offering expenses of $125,000, and paid attorney and auditor fees of $72,000 resulting in net proceeds of $11,451,250. Under the terms of the underwriting agreement, the Company also granted the underwriters a 30-day option to purchase up to an additional 250,000 shares of common stock to cover over-allotments, if any, at the offering price.

On July 10, 2014, the underwriter exercised their over-allotment option to purchase an additional 157,123 shares from the Company for $7.50 per share. Including the exercise of the over-allotment option of $1.2 million, in gross proceeds, Actinium’s offering totaled 1,827,123 shares, representing gross proceeds of approximately $13.7 million and approximately $12.6 million net after deducting the underwriting discount and the other offering expenses.

Approval of the Equity Incentive Plan

During the nine months ended September 30, 2013, the Company granted employees, consultants and board members 180,000 shares of restricted stock. During the nine months ended September 30, 2014, the Company granted 602,907 shares of restricted stock and cancelled 50,000 shares of restricted stock. Of the total shares of restricted stock granted, 20,000 shares vest 3 months from the grant date, 30,240 shares vest 1 year from the grant date, 202,667 shares have a vesting period of 4 years and 350,000 shares vest at the date of grant. The remaining restricted shares granted are performance based and upon the achievement of certain milestones.

Stock Option Plan

Following is a summary of option activities for the nine months ended September 30, 2014:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2013	1,985,384	$3.23	8.34	$5,908,696
Issued	1,323,100	8.89	10.00	-
Exercised	(310,400)	0.96	-	-
Outstanding, September 30, 2014	2,998,084	5.98	8.60	5,731,296

Exercisable, September 30, 2014	643,206	$1.04	6.27	$3,734,610

During the nine months ended September 30, 2014, the Company granted employees and its board members 1,323,100 options to purchase the Company’s common stock with exercise prices ranging from $5.55 to $11.95 and a term of 10 years with vesting over a 4-year period.  The options have an aggregated fair value of $8.6 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.84% - 2.07% (2) expected life of 6 years, (3) expected volatility of 86.56% to 87.76%, and (4) zero expected dividends.

During the nine months ended September 30, 2014, the Company received gross proceeds of $275,153 for exercise of options for 310,400 shares of the Company’s common stock.

All options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at September 30, 2014 was $10,953,856. During the three months ended September 30, 2014 and 2013, the Company recorded option expense of $734,799 and $95,971, respectively. During the nine months ended September 30, 2014 and 2013, the Company recorded option expense of $1,623,994 and $284,371, respectively.

Warrants

Following is a summary of warrant activities for the nine months ended September 30, 2014:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, December 31, 2013	9,673,290	$1.06	4.89	$47,396,307
Granted	406,928	8.81	7.46	-
Exercised	(2,117,304)	0.96	-	-
Forfeited	(29,167)	6.70	-	-
Outstanding, September 30, 2014	7,933,747	1.47	4.15	42,641,772

Exercisable, September 30, 2014	7,733,747	$1.28	4.01	$42,641,772

During the nine months ended September 30, 2014, the Company granted warrants to purchase 137,952 shares of the Company’s common stock to investors and warrants to purchase 68,976 shares of the Company’s common stock to its placement agent in connection with the January 2014 closing.

During the nine months ended September 30, 2014, the Company also granted two consultants warrants to purchase 200,000 shares of the Company’s common stock with exercise prices ranging from $5.55 to $11.66 per share and a term of 10 years. These warrants vest when certain milestones are met. The fair value of the February 2014 and June 2014 were $0.6 million and $1.2 million, respectively.

During the nine months ended September 30, 2014, 2,117,304 warrants were exercised by the warrant holders. The Company issued 1,984,524 shares of common stock and received gross proceeds of $116,936.

During the three months ended September 30, 2014 and 2013, the Company did not record any stock-based compensation related to the warrants. During the nine months ended September 30, 2014 and 2013, the Company recorded stock-based compensation related to the warrants of $98,224 and $0, respectively.

Note 8 – Subsequent Events

During October 2014, the Company issued approximately 386,000 shares of common stock for the conversion of approximately 485,000 warrants and approximately $18,000.

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

Plan of Operation

We develop drugs for the treatment of cancer with the intent to cure or significantly improve survival of the affected patients. As of now none of our drugs have been approved for sale in the United States or elsewhere. We have no commercial operations in sales or marketing of our products. All our product candidates are under development. In order to market and sell our products we must conduct clinical trials on patients and obtain regulatory approvals from appropriate regulatory agencies like the Food and Drug Administration (FDA) in the United States and similar agencies elsewhere in the world.

Our products under development are monoclonal antibodies labeled with radioisotopes. We have one program with an antibody labeled with a beta emitter and several programs based on a proprietary patent protected platform technology called APIT. Our APIT technology is based on attaching actinium 225 (Ac-225) or bismuth 213 (Bi-213) alpha emitting radioisotopes to monoclonal antibodies. Alpha emitting radioisotopes are unstable chemical elements that decay by releasing alpha particles. Alpha particles can kill any cell in the immediate proximity of where they are released. Monoclonal antibodies are genetically engineered proteins that specifically target certain cells, including cancer cells. It is crucial for the success of our drug candidates to contain monoclonal antibodies that can successfully seek cancer cells and can kill them with the attached isotope while not harming nearby normal cells. We do not have technology and operational capabilities to develop and manufacture such monoclonal antibodies and we therefore rely on collaboration with third parties to gain access to such monoclonal antibodies. We have secured rights to two monoclonal antibodies, HuM195 (Lintuzumab), in 2003 through a collaborative licensing agreement with Abbivie Biotherapeutics Corp and BC8 in 2012 with the Fred Hutchinson Cancer Research Center (“FHCRC”). We expect to negotiate collaborative agreements with other potential partners that would provide us with access to additional monoclonal antibodies. Establishing and maintaining such collaborative agreements is a key to our success as a company.

Under our own sponsorship as well as activity at FHCRC, we have four product candidates in active clinical trials: Actimab-A (HuM195-Ac-225), Iomab-B (BC8-I-131), BC8-Y-90 and BC8-SA. At this time, the Company is actively pursuing development of Actimab-A and Iomab-B while BC8-Y-90 and BC8-SA are in physician sponsored clinical phase 1 trials at the FHCRC. Actimab-A is a combination of the monoclonal antibody we have in-licensed, Lintuzumab (HuM195), and the alpha emitting isotope actinium 225. Actimab-A has shown promising results throughout preclinical development and an ongoing clinical trial started in 2006 in AML in the elderly. We have expanded the number of patients and number of clinical centers by commencing a new AML clinical trial which we have launched in 2012. This trial targets newly diagnosed AML patients over the age of 60. In order to conduct the trial we are engaged in funding, monitoring and quality assurance and control of the Lintuzumab antibody; procurement of actinium 225 isotope; funding, monitoring and quality assurance and control of the drug candidate Actimab-A manufacturing and organizing and monitoring clinical trials. We estimate that the direct costs to completion of both parts of the ongoing Phase 1/2 trial will be approximately $7 million. Iomab-B is a combination of the in-licensed monoclonal antibody BC8 and the beta emitting radioisotope iodine 131. This construct has been extensively tested in Phase I and Phase 2 clinical trials in approximately 250 patients with different blood cancer indications who were in need of a hematopoietic stem cell transplantation (HSCT). Iomab-B is used to condition the bone marrow of these patients by destroying blood cancer cells in their bone marrow and elsewhere thus allowing for a subsequent transplant containing healthy donor bone marrow stem cells. We have decided to develop this drug candidate by initially focusing on the patients over 50 with active acute myeloid leukemia in relapse and/or refractory to existing treatments. Our intention is to request the FDA in 2014 to allow us to enter into a pivotal trial with Iomab-B. We estimate the direct costs of such a trial to completion anticipated in 2016 will be approximately $25-30 million.

We have primarily management position employees and consultants who direct, organize and monitor the activities described above through contractors. Much of the in vivo laboratory and clinical work contracted for by the Company was conducted at MSKCC in New York. We also made clinical trial arrangements with other well-known cancer centers. Our Actimab-A drug candidate and its components are contract manufactured and maintained under our supervision by specialized contract manufacturers and suppliers in the United States, including IsoTex Diagnostics, Oak Ridge National Laboratory, Pacific GMP, Fischer Bioservices, BioReliance and others.

We have never generated revenue. Currently we do not have a recurring source of revenues to cover our operating costs. As of September 30, 2014, we had an accumulated deficit of approximately $85.8 million. We incurred a net loss for the three months ended September 30, 2014 of approximately $6.1 million compared to a net loss of $1.4 million for the three months ended September 30, 2013. We incurred net losses of $19.3 million and $4.9 million for the nine months ended September 30, 2014 and 2013, respectively. We believe that we have enough cash on hand to fund our operations through the next 12 months.

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

Results of Operations – Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the three months ended September 30,
	2014	2013

Revenues	$-	$-

Operating expenses:
Research and development, net of reimbursements	3,773,438	778,232
General and administrative	3,257,147	830,730
Depreciation expense	14,326	-
Total operating expenses	7,044,911	1,608,962

Other income (expense):
Interest expense	-	(1,299)
Gain on change in fair value of derivative liabilities	967,887	189,348
Total other income (expense)	967,887	188,049

Net loss	$(6,077,024)	$(1,420,913)

Revenues

We recorded no commercial revenues for the three months ended September 30, 2014 and 2013.

Research and Development Expense

Research and development expenses increased by approximately $3.0 million to approximately $3.8 million for the three months ended September 30, 2014 compared to approximately $0.8 million for the three months ended September 30, 2013. The increase is primarily attributable to the manufacturing of BC8 of approximately $2.4 million, the antibody that is the key component of Iomab-B and approximately $0.6 million of costs related to continuing the multi-center clinical trial for Actimab™-A which commenced in the third quarter of 2012. The increased expenses also reflect development work on significantly improving the efficacy and cost structure of the Actimab™-A manufacturing and costs related to Iomab-B’s clinical development and regulatory submissions. We expect to incur increased research and development costs in the future.

General and Administrative Expenses

Overall, total general and administrative expenses increased by approximately $2.5 million to $3.3 million for the three months ended September 30, 2014 compared to approximately $0.8 million for the three months ended September 30, 2013. The increase was largely attributable to increases in stock-based compensation costs and payroll related expenses of approximately $1.7 million and $0.6 million, respectively.

Also, the increase to a lesser extent can be attributed to additional professional fees associated with the Company listing its common stock on the NYSE MKT. In addition to the professional fees incurred, we increased our personnel. As such, payroll-related expenses for the three months ended September 30, 2014 increased compared to the same period in 2013. We expect to incur increased general and administrative costs in the future.

Other Income

Other income was approximately $1.0 million for the three months ended September 30, 2014 compared to other income of $0.2 million for the three months ended September 30, 2013. The Company recorded a gain on the change in fair value of the Company’s embedded derivative liability in the approximate amount $1.0 million during the three months ended September 30, 2014 as compared to a gain of approximately $0.2 million during the comparable three-month period ended September 30, 2013. The change is mainly attributable to the fluctuation of the Company’s stock price.

Net Loss

Net loss increased by approximately $4.7 million to approximately $6.1 million for the three months ended September 30, 2014 compared to a net loss of approximately $1.4 million for the three months ended September 30, 2013. The increase was primarily due to additional costs incurred by the Company in research and development expenses, non-cash stock-based compensation costs and professional fees as discussed above, offset by an increase in the gain from change in fair value of the derivative liability.

Results of Operations – Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30 2013

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the nine months ended September 30,
	2014	2013

Revenues	$-	$-

Operating expenses:
Research and development, net of reimbursements	8,236,343	2,373,200
General and administrative	7,347,827	2,730,233
Depreciation and amortization	23,783	-
Loss on disposition of equipment	-	4,122
Total operating expenses	15,607,953	5,107,555

Other income (expense):
Interest expense	-	(2,508)
(Loss) gain on change in fair value of derivative liabilities	(3,653,473)	216,112
Total other income (expense)	(3,653,473)	213,604

Net loss	$(19,261,426)	$(4,893,951)

Revenues

We recorded no commercial revenues for the nine months ended September 30, 2014 and 2013.

Research and Development Expense

Research and development expenses increased by approximately $5.8 million to approximately $8.2 million for the nine months ended September 30, 2014 compared to approximately $2.4 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014 we incurred an increase of approximately $3.5 million of manufacturing costs of BC8, the antibody that is the key component of Iomab-B. and the costs related to continuing the multi-center clinical trial for Actimab™-A which commenced in the third quarter of 2012.

General and Administrative Expenses

Overall, total general and administrative expenses increased by approximately $4.6 million to $7.3 million for the nine months ended September 30, 2014 compared to approximately $2.7 million for the nine months ended September 30, 2013. The increase was largely attributable to increases in stock-based compensation costs and salaries and benefits of approximately $3.3 million and $1.0 million, respectively.

We expect to incur increased general and administrative costs in the future.

Other Income (Expense)

Other expense was $3.7 million for the nine months ended September 30, 2014 compared to other income of $0.2 million for the nine months ended September 30, 2013. The Company recorded a loss on the change in fair value of the Company’s embedded derivative liability of approximately $3.7 million during the nine months ended September 30, 2014 as compared to a gain of approximately $0.2 million during the comparable nine month period ended September 30, 2013. The change is mainly attributable to the fluctuation of the Company’s stock price.

Net Loss

Net loss increased by approximately $14.4 million to approximately $19.3 million for the nine months ended September 30, 2014 compared to approximately $4.9 million for the nine months ended September 30, 2013. The increase was primarily due to an increase in the loss from change in fair value of the derivative liability, in conjunction with additional costs incurred by the Company in research and development expenses, non-cash stock-based compensation costs and professional fees as discussed above.

Liquidity and Capital Resources

We have financed our operations primarily through sales of the Company’s stock.

We did not have any cash or cash equivalents held in financial institutions located outside of the United States as of September 30, 2014 and December 31, 2013. We do not anticipate this practice will change in the future.

The following tables sets forth selected cash flow information for the periods indicated:

	For the nine months ended September 30,
	2014	2013

Cash used in operating activities	$(9,301,386)	(4,947,969)
Cash used in investing activities	(150,874)	(8,030)
Cash provided by financing activities	15,669,569	3,327,393

Net change in cash	$6,217,309	(1,628,606)

Net cash used in operating activities was approximately $9.3 million for the nine months ended September 30, 2014 compared to approximately $4.9 million used in operations for the same period in 2013. Cash used in operations increased due to the increase in spending related to preparations and eventual launch and conduct of a multicenter clinical trial and an increase in spending related to professional fees combined with an increase in payroll-related expenses.

Net cash provided by financing activities were approximately $15.7 million and approximately $3.3 million for the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014, the Company issued common stock and received net proceeds of approximately $15.4 million and approximately $0.4 million from the exercise of warrants and options compared to approximately $3.5 million received during the nine months ended September 30, 2013 from the exercise of warrants. These increases were offset by payments on notes payable of $157,825 and $140,000 for the nine months ended September 30, 2014 and 2013, respectively.

We have experienced cumulative losses of approximately $85.8 million from inception (June 13, 2000) through September 30, 2014, and have stockholders' equity of $2.4 million at September 30, 2014.

Recent Equity Offerings

In December 2013, we completed the sale of units pursuant the Unit Purchase Agreement, dated December 27, 2013 (the “December Purchase Agreement”), and Subscription Agreement, dated December 27, 2013 (the “December Subscription Agreement”), among the Company and certain accredited investors. The securities sold in the offering consisted of an aggregate of (i) 554,310 shares of our common stock, and (ii) warrants to purchase 138,577 shares of our Common Stock at an exercise price of $9.00 per share, subject to adjustment (“2013 Common Stock Offering”). The warrants are exercisable for a period of five years from the date of issuance. The Company received gross proceeds of approximately $3.3 million from the sale of securities under the Purchase Agreement.

On January 10, 2014, we conducted the final closing (the “Final Closing”) of our private placement of securities (the “Offering”) pursuant to a Unit Purchase Agreement, dated as of January 10, 2014 (the “January Purchase Agreement”) and Subscription Agreement, dated as of January 10, 2014 (the “January Subscription Agreement”), with certain accredited investors (the “Investors”)  pursuant to which the Investors at the Final Closing agreed to purchase (i) an aggregate of 551,810 shares ( the “Shares”) of common stock at $6.00 per share and (ii) five-year warrants to purchase an aggregate of 137,952 shares of common stock at an exercise price of $6.00 per share (the “Warrants”).  We received $3,310,860 in gross proceeds from the sale of securities under the January Purchase Agreement at the Final Closing, bringing the total gross proceeds received by the Company in the Offering to $6,636,720.  The aggregate offering amount of securities sold to investors was increased from $6.0 million to $6.6 million in order to cover over-allotments.

On March 24, 2014, we filed a shelf registration statement on Form S-3 (the “Registration Statement”) that was deemed effective on April 17, 2014.  This Registration Statement contained two prospectuses: (i) a base prospectus which covers the offering, issuance and sale by the Company of up to $200,000,000 of its common stock, preferred stock, warrants and/or units; and (ii) a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $75,000,000 of its common stock that may be issued and sold under a sales agreement (the “Sales Agreement”) with MLV & Co. LLC (“MLV”). For the nine months ended September 30, 2014, the Company issued 500 shares under this agreement totaling approximately $6,200.

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

On June 30, 2014, the Company received gross proceeds of approximately $12.5 million from the public offering of 1,670,000 shares of the Company’s common stock, $0.001 par value per share at a price to the public of $7.50 per share less underwriting discounts. The Company paid an underwriting discount of $0.9 million, paid the other offering expenses of $125,000, and paid attorney and auditor fees of $72,000 resulting in net proceeds of approximately $11.9 million. Under the terms of the underwriting agreement, the Company granted the underwriters a 30-day option to purchase up to an additional 250,000 shares of common stock to cover over-allotments, if any, at the offering price. On July 10, 2014, the underwriters exercised their over-allotment and purchased an additional 157,123 shares of the Company’s common stock for gross proceeds of approximately $1.2 million.

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

Share-Based Payments

The Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model.   The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, the Company reduces the expense for estimated forfeitures based on historical forfeiture rates. Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period. Excess tax benefits, if any, are recognized as an addition to paid-in capital.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers. Amendments in this Update create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts, and create new Subtopic 340-40, Other Assets and Deferred Costs-Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This Accounting Standards Update is the final version of Proposed Accounting Standards Update 2011-230-Revenue Recognition (Topic 605) and Proposed Accounting Standards Update 2011-250-Revenue Recognition (Topic 605): Codification Amendments, both of which have been deleted. Accounting Standards Update 2014-09. The amendments in this Update are effective for the Company for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We are currently evaluating the effects of ASU 2014-09 on the consolidated financial statements.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-10, Development Stage Entities. The amendments in this Update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.  Finally, the amendments also remove paragraph 810-10-15-16, which states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity (VIE) if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments. Under the amendments, all entities within the scope of the Variable Interest Entities Subsections of Subtopic 810-10, Consolidation-Overall, would be required to evaluate whether the total equity investment at risk is sufficient using the guidance provided in paragraphs 810-10-25-45 through 25-47, which requires both qualitative and quantitative evaluations. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, and early adoption is required. We evaluated and adopted ASU 2014-10 at June 30, 2014.

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-12, Compensation- Stock Compensation. The amendments in this update apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. achieved The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. We are currently evaluating the effects of ASU 2014-12 on the consolidated financial statements.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements- Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. We are currently evaluating the effects of ASU 2014-15 on the consolidated financial statements.

The Company does not expect that any recently issued accounting pronouncements will have a significant impact on the results of operations, financial position, or cash flows of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required by smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. During the second quarter of 2014, we hired outside consultants to draft and test our internal control policies. Based upon our evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of September 30, 2014, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 25, 2014, the Company issued 150,000 shares of common stock having a fair value of $1,048,500 ($6.99/share) in exchange for consulting services.

On September 18, 2014, the Company issued 7,874 shares of common stock having a fair value of $50,000($6.35/share) in exchange for consulting services.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Item 8.01. Other Events.

Rule 10b5-1 Trading Plans

On October 31, 2014, the board of the Company approved for adoption by its employees, officers, directors, consultants, and their affiliates, and other entities or individuals approved by the board (collectively, “Plan Participants”), the entering into of stock trading plans in accordance with the guidelines established by the Securities and Exchange Commission under Rule 10b5-1 ("Rule 10b5-1") of the Securities Exchange Act of 1934. Rule 10b5-1 trading plans allow these individuals to gradually diversify their holdings while minimizing the market effects of trades and eliminating any market concern that trades were made while these individuals were in possession of material, nonpublic information. Plan Participant’s may implement Rule 10b5-1 trading plans provided that, among other things, these individuals are not in possession of any material, nonpublic information at the time they adopt their plan. There is a cooling off period of the earlier of (i) the next open window (non-blackout period) or (ii) 30 days before the first trade under the plan. As of the date hereof, none of the Company’s Plan Participant’s have entered into a trading plan.

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

Date: October 31, 2014

	By:	/s/ Kaushik J. Dave
Kaushik J. Dave
President and Chief Executive Officer, and Interim Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial and Accounting Officer)

