Form 10-K
period 2014-12-31
Actinium Pharmaceuticals, Inc.
filed 2015-03-16
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2014

or

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER: 000-52446

ACTINIUM PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	88-0378336
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

546 5th Avenue, 14th fl.

New York, NY 10036

(Address of principal executive offices)(Zip Code)

(732) 243-9495

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the act): Yes  ☐    No ☒

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the common stock on the NYSE MKT on June 30, 2014 was $199,287,826.

As of March 16, 2015, 35,482,076 shares of common stock, $0.001 par value per share, were outstanding.

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

PART I

Item 1. Business.

Business Overview

We are a biopharmaceutical company focused on the $57.1 billion market for cancer drugs, based on “The Global Use of Medicines: Outlook Through 2015 Report by the IMS Institute for Healthcare Informatics, May 2011”. Our most advanced products are Actimab™-A, an antibody-drug construct containing actinium 225 (Ac-225), currently in human clinical trials for acute myeloid leukemia (AML) and Iomab™-B, an antibody-drug construct containing iodine 131 (I-131), used in myeloconditioning for hematopoietic stem cells transplantation (HSCT) in various indications. We are currently preparing for a Phase 3 trial of Iomab™-B for bone marrow conditioning for HSCT in relapsed and refractory AML patients age of 55 and older, which upon successful completion of our clinical trials we intend to submit for marketing approval. We are currently also considering filing an application with the U.S. Food and Drug Administration (FDA) for breakthrough therapy designation for Actimab™-A and/or Iomab™-B. We are developing our cancer drugs using our expertise in radioimmunotherapy. In addition, our Ac-225 based drug development relies on the patented Alpha Particle Immunotherapy Technology (APIT) platform technology co-developed with Memorial Sloan Kettering Cancer Center (MSKCC), whose indirect subsidiary, Actinium Holdings Ltd., is a significant stockholder in our company. The APIT technology couples monoclonal antibodies (mAb) with extremely potent but comparatively safe alpha particle emitting radioactive isotopes, in particular actinium 225 and bismuth 213. The final drug construct is designed to specifically target and kill cancer cells while minimizing side effects. We intend to develop a number of products for different types of cancer and derive revenue from partnering relationships with large pharmaceutical companies and/or direct sales of its products in specialty markets in the United States.

Business Strategy

We intend to potentially develop our most advanced clinical stage product candidates through approval in the case of Iomab™-B, and up to and including a Phase 2 proof of concept human clinical trial (a trial designed to provide data on the drug’s efficacy) in the case of Actimab™-A. If these efforts are successful, we may elect to commercialize Iomab™-B on our own or with a partner in the United States and/or outside of the United States to out-license the rights to develop and commercialize the product to a strategic partner. In the case of Actimab™-A, we will most likely seek to enter into strategic partnerships whereby the strategic partner(s) co-fund(s) further human clinical trials of the drug that are needed to obtain regulatory approvals for commercial sale within and outside of the United States. In parallel, we intend to identify and begin initial human trials with additional actinium-225 product candidates in other cancer indications. We intend to retain marketing rights for our products in the United States whenever possible and out-license marketing rights to our partners for the rest of the world. We may also seek to in license other applicable opportunities should such technology become available.

Market Opportunity

We are competing in the marketplace for cancer treatments estimated to reach over $83-88 billion in 2016 sales, according to “The Global Use of Medicines: Outlook Through 2016 Report by the IMS Institute for Healthcare Informatics, July 2012”. While surgery, radiation and chemotherapy remain staple treatments for cancer, their use is limited by the fact that they often cause substantial damage to normal cells. On the other hand, targeted monoclonal antibody therapies exert most or all of their effect directly on cancer cells, but often lack sufficient killing power to eradicate all cancer cells with just the antibody. A new approach for treating cancer is to combine the precision of antibody-based targeting agents with the killing power of radiation or chemotherapy by attaching powerful killing agents to precise molecular carriers called monoclonal antibodies (mAb). We use mAbs labeled with radioisotopes to deliver potent doses of radiation directly to cancer cells while sparing healthy tissues. The radioisotopes we use are the alpha emitter Ac-225 and the beta emitter I-131. I-131 is among the best known and well characterized radioisotopes. It is used very successfully in treatment of papillary and follicular thyroid cancer as well as other thyroid conditions. It is also attached to a monoclonal antibody in treatment of Non-Hodgkin’s Lymphoma (NHL). It is also used experimentally with different carriers in other cancers. Ac-225 has many unique properties and we are a leader in developing this alpha emitter for clinical applications using our proprietary Alpha particle Immunotherapy (APIT) technology.

Our most advanced products are Actimab™-A, Ac-225 labeled mAb for treatment of newly diagnosed AML, a cancer of the blood, in patients ineligible for currently approved therapies; and Iomab™-B, I-131 labeled mAb for preparation of relapsed and refractory AML patients for HSCT. Iomab™-B offers a potentially curative treatment for these patients, most of whom do not survive beyond a year after being diagnosed with this condition. Iomab™-B has also demonstrated efficacy in HSCT preparation for other blood cancer indications, including myelodysplastic syndrome (MDS), acute lymphoblastic leukemia (ALL), Hodgkin’s Lymphoma, and Non-Hodgkin’s Lymphoma (NHL). These are all follow-on indications for which Iomab™-B can be developed and it is our intention to explore these opportunities if and when financing becomes available. We believe the aggregate worldwide market potential for the treatment of AML, MDS, ALL, Hodgkin’s Lymphoma, multiple myloma and NHL is approximately $4.1 billion.

Other potential product opportunities in which a significant amount of preclinical work is being undertaken include metastatic colorectal cancer, metastatic prostate cancer and antiangiogenesis which reduces the blood supply to solid tumors. We believe the worldwide market potential for the treatment of metastatic colorectal cancer is approximately $4.8 billion, and we believe the worldwide market potential for the treatment of metastatic prostate cancer is approximately $6.0 billion. We also believe the worldwide market potential for the treatment of Glioblastoma Multiforme, a potential indication based on antiangiogenesis approach, is approximately $1.1 billion.

We believe that our biggest market opportunity lies in the applicability of our APIT platform technology to a wide variety of cancers. A broad range of solid and blood borne cancers can be potentially targeted by mAbs to enable treatment with the APIT technology. The APIT technology could potentially be applied to mAbs that are already approved by the FDA to create more efficacious and/or safer drugs (“biobetters”).

In November 2014, the FDA granted orphan-drug designation for Actimab™-A. The FDA, through its Office of Orphan Products Development, grants orphan status to drugs and biologic products that are intended for the safe and effective treatment, diagnosis, or prevention of rare diseases or disorders that affect fewer than 200,000 people in the United States. Orphan drug designation provides a drug developer with certain benefits and incentives, including a period of marketing exclusivity if regulatory approval is ultimately received for the designated indication; potential tax credits on United States clinical trials; eligibility for orphan drug grants; and waiver of certain administrative fees.

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

On April 11, 2013, the change of domicile from the State of Nevada to the State of Delaware and the change of Cactus Ventures, Inc.’s name from Cactus Ventures, Inc. to Actinium Pharmaceuticals, Inc. became effective in accordance with Articles of Merger filed with the State of Nevada and a Certificate of Merger filed with the State of Delaware.  In connection with the name change we also changed (i) the name of our subsidiary Actinium Pharmaceuticals, Inc. to Actinium Corporation, (ii) our par value to $0.001 per share, and (iii) the number of authorized shares of preferred stock to 10 million shares. Effective April 18, 2013 our new trading symbol became ATNM. On September 25, 2013, we merged with our subsidiary, Actinium Corporation.  In January 2014, we increased our authorized shares of common stock to 200 million shares and our authorized shares of preferred stock to 50 million shares.

Acquisition of Actinium

On December 28, 2012, Actinium Pharmaceuticals, Inc. (“Actinium”) completed a share exchange with Cactus, whereby Cactus acquired 21% of the issued and outstanding capital stock of Actinium Corporation from the shareholders of Actinium Corporation (the “Actinium Shareholders”) in exchange for the issuance of 4,333,489 shares of Common Stock of the Company to the Actinium Shareholders (the “Share Exchange”). As part of the Share Exchange, Actinium Corporation paid $250,000 to the shareholders of Cactus before the consummation of the Share Exchange.

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

On March 11, 2013, Actinium Corporation continued its Share Exchange with the Company, whereby we acquired an additional 36% of the issued and outstanding capital stock of Actinium Corporation from the Actinium Corporation Shareholders in exchange for the issuance of 7,756,840 shares of Common Stock of the Company to the Actinium Shareholders.  On August 22, 2013, Actinium Corporation continued its Share Exchange with the Company, whereby the Company acquired an additional 38.2% of the issued and outstanding capital stock of Actinium Corporation from the Actinium Corporation Shareholders in exchange for the issuance of 6,383,475 shares of Common Stock of the Company to the Actinium Shareholders.  On September 25, 2013 in accordance with a Certificate of Ownership Merging Actinium Corporation into the Company, the Company merged into itself Actinium Corporation, and Actinium Corporation ceased to exist. As a result of the merger, Actinium Corporation stock owned by the Company has been cancelled and each share of Actinium Corporation not owned by the Company was exchanged for 0.333 shares of Company common stock.

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

Iomab™-B has completed a Phase 1/2 design trial as a preparatory regimen in conjunction with fludarabine and reduced intensity radiation conditioning in patients who are ineligible for standard myeloablative conditioning for HSCT and the Company expects it to enter a regulatory approval trial in 2015, subject to input and approval from the FDA in regard to drug manufacturing, a trial data management plan and documentation submission. The FDA has previously agreed to the proposed pivotal trial design. The preparatory Phase 1/2 trial was conducted in 68 human subjects at the Fred Hutchinson Cancer Research Center (FHCC) in Seattle, WA.  Currently, the Investigational New Drug (IND) for this drug is held by the licensor, FHCC.  We intend to file our own separate IND for the purpose of conducting a Phase 3 trial in 2015. Actimab™-A is currently in a Phase 1/2 trial in newly diagnosed elderly AML patients. In addition, using our patented APIT platform and via our collaboration with MSKCC, the Company has preclinical data on potential drug candidates in several other cancer indications and expects to further develop these into clinical stage drug candidates.

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

In 2000, we also began what has become a long term relationship with General Atlantic Investments Limited (GAIL), an entity which provided most of the Company’s investment capital from 2000 through 2010, totaling $40.8 million. In 2010, the parent of GAIL contributed and transferred its ownership of GAIL (now renamed Actinium Holdings, Limited), whose only asset at that time was the shares of API, to an indirect subsidiary of MSKCC. In January 2012, the Company closed on approximately $6.7 in net funding through the sale of our stock and a Senior Convertible Note financing. On December 19, 2012, Actinium completed a private offering of units, consisting of common stock, Series A warrants and Series B warrants.  The price per unit was $1.65 for aggregate net proceeds of $4.5 million.  The Series A Warrants had a 120 day term from January 28, 2013 and were exercisable for an aggregate of up to 3,118,968 shares of the Company’s common stock at an initial per share exercise price of $1.65, subject to adjustment.  The Series A Warrants expired on May 28, 2013.  The Series B Warrants have a five year term from January 28, 2013 and are exercisable for an aggregate of up to 1,559,484 shares of our common stock at an initial per share exercise price of $2.48, subject to adjustment.  In the second quarter of 2013, we issued shares of common stock pursuant to the exercise of A-Warrants originally issued in connection with a private placement that closed in December 2012.  The warrants were exercised at $1.65 per share, resulting in gross proceeds of $3.5 million for us.

Our executive office is located at 546 Fifth Avenue, 14th Floor, New York, NY 10036 and telephone number is (646) 459-4201. Our website address is http://www.actiniumpharma.com. Except as set forth below, the information on our website is not part of this Annual Report on Form 10-K.

Summary of Scientific and Business Achievements:

Our key scientific and business achievements to date include:

●	Iomab-B related:
- In-licensing a Phase 2 clinical stage monoclonal antibody, BC8, with safety and efficacy data in more than 250 patients in need of HSCT, currently in 7 active Phase 1 and Phase 2 clinical trials;
- Obtaining FDA agreement to the Phase 3 trial design for Iomab-B; and
- Commencing manufacturing development of commercial scale and quality production of Iomab-B.

●	Actimab-A related:
- Commencing a Company sponsored multi-center Phase 1/2 clinical trial for Actimab™-A in elderly AML patients;
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
- In-licensing the AML targeting monoclonal antibody known as HuM195 or Lintuzumab.

●	General operations:
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
- Supporting several pipeline projects, including preclinical experiments in metastatic prostate cancer, metastatic colon cancer, antiangiogenesis and breast cancer models;
- Maintaining our contractual relationship with ORNL of the DOE that provides us access to the largest known supply reserves of actinium 225; and
- Successfully developing commercial production methods for actinium 225.

Clinical Trials

Actimab™-A

Actimab™-A is currently in multicenter Phase 1/2 clinical trial in AML. It consists of the monoclonal antibody Lintuzumab and alpha emitting radioisotope actinium 225 (Ac-225). The indication in the ongoing trial is newly diagnosed AML patients over the age of 60.

Previous clinical trials leading to this trial included:

—	Phase 1 clinical trial with Bismab-A, the first generation product consisting of the same monoclonal antibody Lintuzumab and Bi-213 alpha emitter, a daughter of Ac-225;

—	Phase 1/2 clinical trial with Bismab-A, the first generation product consisting of the same monoclonal antibody Lintuzumab and Bi-213 alpha emitter, a daughter of Ac-225; and

—	Dose escalating pilot Phase 1 clinical trial with Actimab™-A, the current product consisting of the Lintuzumab monoclonal antibody and Ac-225 alpha emitter.

Completed Actimab™-A related clinical trials outcomes:

—	The Phase 2 arm of the Bismab-A drug study has shown signs of the drug’s efficacy and safety, including reduction in peripheral blast counts and complete responses in some patients. Bi-213 is a daughter, i.e., product of the degradation of Ac-225, with cancer cell killing properties similar to Ac-225 but is less potent. The Phase 1 Actimab™-A trial at MSKCC with a single-dose administration of Actimab™-A showed elimination of leukemia cells from blood in 67% of all evaluable patients who received a full dose and in 83% of those treated at dose levels above 0.5 microcuries per kilogram (µCi/kg), and eradication of leukemia cells in both blood and bone marrow in 20% of all evaluable patients and 25% of those treated at dose levels above 0.5 µCi/kg. Maximum tolerated single dose in this trial was established at 3 µCi/kg.

High potency means that a relatively low amount of drug is needed to produce a given effect. In preclinical and Phase 1 clinical studies, Actimab-A (225Ac-lintuzumab) has demonstrated at least 500-1000 times higher potency than the first-generation predecessor (213Bi-lintuzumab) upon which it is based. This difference is due to intrinsic physicochemical properties of Actimab-A that were first established in vitro, in which Actimab-A killed multiple cell lines at doses at least 1000 times lower (based on LD50 values) than Bismab-A analogs. Key factors in Actimab-A’s higher potency are the yield of 4 alpha-emitting isotopes per 225Ac (compared to 1 alpha decay for bismuth 213) and much longer half-life (10 day for 225Ac vs 46 minutes for 213Bi).

In preclinical animal models, doses in the nanocurie range prolonged survival. In humans, Actimab-A was previously studied in a Phase I monotherapy trial of relapsed or refractory AML patients at MSKCC. Dose levels in that study re-confirmed the substantially higher potency of Actimab-A, as compared to equivalent dosing of the first-generation Bismab-A (213Bi-lintuzumab) construct, which had nevertheless established safety and efficacy in a Phase 1/2 trial in high-risk AML with cytoreduction.

Sources: Jurcic JG. Targeted Alpha-Particle Immunotherapy with Bismuth-213 and Actinium-225 for Acute Myeloid Leukemia. J. Postgrad Med Edu Res 2013, 47(1):14-17; ; JG Jurcic et al, Phase 1 Trial of the Targeted Alpha- Particle Nano-Generator Actinium-225 (225Ac)-Lintuzumab in Acute Myeloid Leukemia (AML) J Clin Oncol 29:2011 (suppl, abstr 6516); McDevitt MR et al, “Tumor Therapy with Targeted Atomic Nanogenerators” Science 2001, 294:1537—1540; Rosenblat TL et al, “Sequential cytarabine and alpha-particle immunotherapy with bismuth- 213-lintuzumab (HuM195) for acute myeloid leukemia” Clin Cancer Res. 2010, 16(21):5303-5311; Jurcic JG et al. “Phase I Trial of the Targeted Alpha-Particle Nano-Generator Actinium-225 (225Ac)-Lintuzumab in Acute Myeloid Leukemia (AML)” Blood (ASH Meeting Abstracts) 2012.

Ongoing Actimab™-A trial:

We have commenced our first company sponsored Phase 1/2 multi-center trial with fractionated (two) doses of Actimab™-A, our lead product candidate for treatment of elderly AML that consists of an AML specific monoclonal antibody (HuM195, also known as Lintuzumab™) and the actinium 225 radioactive isotope attached to it. We are conducting this trial at world-class cancer institutions such as MSKCC, Johns Hopkins Medicine, University of Pennsylvania Health System, Fred Hutchinson Cancer Center and MD Anderson Cancer Center.

Bismabt-A trials and the Phase 1 Actimab™-A trial were focused on relapsed, refractory and other difficult to treat acute myeloid leukemia patients. The current multicenter Phase 1/2 trial is focused on newly diagnosed AML patients who have historically had better outcomes. In addition, the new trial includes low doses of chemotherapy with the goal of further improving patient outcomes.

Iomab™-B

Iomab™-B is our product currently in preparation for a pivotal Phase 3 multicenter clinical trial. It consists of the monoclonal antibody BC8 and beta emitting radioisotope iodine 131 (I-131). The indication for that trial is bone marrow conditioning for HSCT in relapsed and refractory AML patients over the age of 55.

Previous Iomab™-B clinical trials leading to the planned Phase 3 trial currently in preparation included:

Indications	N	Key Findings

AML, MDS, ALL (adult)	34	–7/34 patients with median disease free state (DFS) of 17 years.
		–18/34 patients in remission at day 80

AML >1st remission (adult)	23	–15/23 in remission at day 28

AML 1st remission (age 16-50)	43	–23/43 DFS from 5-16 years
		–30/43 in remission at day 28
		–33/43 in remission at day 80

High-risk MDS, advanced AML	68 in dose escalation study	–CR (complete remission) in all patients
(age 50+)	31 treated at MTD	–1 yr survival ~40% for all patients
		–1 yr survival ~45% for pts treated at MTD maximum tolerated dose)

High-risk MDS, AML (age 18–50)	14 in dose escalation	All patients achieved full donor chimerism by day 28 post-transplant

High-risk MDS, AML	8 in dose escalation	–6/8 treated patients achieved CR by day.28
–haploidentical donors (adult)		–8/8 patients 100% donor chimerism by day28

Ongoing Iomab™-B clinical trials include:

Indications	Phase
Relapsed and refractory Hodgkin Lymphoma and NHL (adult)	Phase 1
Advanced AML, ALL and MDS (adult)	Phase 2
AML 1st remission (age 16-50)	Phase 2
High-risk MDS, advanced AML (age 16-50)	Phase 2

There are additional ongoing clinical trials with BC8 antibody labeled with yttrium 90 (Y-90).

Phase 3 Iomab™-B clinical trial in preparation:

While we do not have a Special Protocol Assessment from the FDA with respect to our planned Phase 3 trial of Iomab™-B, we have obtained FDA’s comment and guidance on the Phase 3 clinical trial design, and the FDA has identified the following design features as generally acceptable, dependent on the results of the trial:

—	Single pivotal study, pending trial results;

—	Patient population: refractory AML patients age of 55 and older, where refractory is defined as either primary failure to achieve a complete remission after 2 cycles of induction therapy; relapsed after 6 months in complete remission; second or higher relapse; or relapsed disease not responding to intensive salvage therapy;

—	Trial arms: study arm and control arm with physician’s choice of conventional care with curative intent; and

—	Trial size: 150 patients total (75 patients per arm).

For the twelve months ended December 31, 2014, we had no revenue and our net loss was approximately $24.7 million. For the twelve months ended December 31, 2013, we had no revenue and our net loss was approximately $10.8 million.

Operations

Our current operations are primarily focused on furthering the development of our lead clinical drug candidates Actimab™-A and Iomab™-B. In the case of Actimab™-A, key ongoing activities include progressing a multi-center Phase 1/2 trial, support for an ongoing Phase 1 clinical trial at MSKCC, managing isotope and other materials supply chain, and managing the manufacturing of the finished drug candidate product. We have secured access to much of the currently available world reserves of Ac-225 and Bi-213 through a renewable contractual arrangement with the United States Department of Energy (DOE). We project that these quantities are sufficient to support early stages of commercialization of alpha isotopes based products. The Company has also developed its own proprietary process for industrial scale Ac-225 production in a cyclotron in quantities adequate to support full product commercialization.

Operations related to Iomab™-B include planning for a Phase 3 pivotal trial (a trial that leads to registration trial marketing approved by the FDA) which will include development of commercial scale manufacturing to be suitable for an approval trial and preparation of appropriate regulatory submissions.

For the years ended December 31, 2014 and 2013, we spent approximately $12.3 million and $3.1 million, respectively, on research and development activities.  These expenditures consisted of materials maintenance and purchases, supply chain development and implementation, drug candidate manufacturing expenditures, clinical trials costs and intellectual property portfolio related expenses.  Since we have no customers, none of the costs of such research and development activities were borne by our customers.

Failure to raise additional equity or debt funding in the amounts necessary to complete our programs and/or failure to out license our programs on the projected terms may result in a delay of our projected development plan or our inability to complete one or more of the planned programs.

Summary of Material Agreements Related to Our Business

The Company has entered into license and research and development agreements with third parties under which the Company is obligated to make upfront payments as well as milestone and royalty payments. Notable inclusions in this category are:

a.	AbbVie Biotherapeutics Corp. (formerly Abbott Biotherapeutics Corp) – The Company entered into a Product Development and Patent License Agreement with AbbVie Biotherapeutics Corp. in 2003 to secure exclusive rights to a specific antibody when conjugated with alpha emitting radioisotopes. Upon execution of the agreement, the Company made a license fee payment of $3,000,000.

The Company agreed to make milestone payments totaling $7,750,000 for the achievement of the following agreed to and contracted milestones:

Milestones	Payments

(1) when Company initiates a Phase I Clinical Trial of a licensed product	$750,000
(2) when Company initiates a Phase II Clinical Trial of a licensed product	750,000
(3) when Company initiates a Phase III Clinical Trial of a licensed product	1,500,000
(4) Biological License Application filing with U.S. FDA	1,750,000
(5) First commercial sale	1,500,000
(6) after the first $10,000,000 in net sales	1,500,000

Under the agreement, the Company shall pay to AbbVie Biotherapeutics Corp on a country-by-country basis a royalty of 12% of net sales of all licensed products until the later of: (1) 12.5 years after the first commercial sale, or (2) when the patents expire.

The Company met its first milestone in 2012 and paid AbbVie Biotherapeutics Corp. a milestone payment of $750,000 on July 24, 2012.  The milestone payment for the Phase 1 Clinical Trial was recorded as research and development expense. The Company has not initiated a Phase 2 Clinical Trial and no payment has been made to AbbVie Biotherapeutics Corp. since the July 24, 2012 payment.

b.	Memorial Sloan Kettering Cancer Center (MSKCC) –

In February 2002, we entered into a license agreement with MSKCC that requires a technology access fee of $50,000 upon execution, an annual maintenance fee of $50,000 and an annual research funding of $50,000 for as long as the agreement is in force.

We agreed to make milestone payments totaling $2.5 million for the achievement of contracted milestones. These milestones include (i) a payment of $750,000 upon the filing of a New Drug Application (“NDA”) or regulatory approval for each licensed product and (ii) a payment of $1,750,000 upon the receipt of regulatory approval from the U.S. FDA for each licensed product. All the milestones and payments are related to products based on alpha emitter based products. Currently, the only such product in clinical development is Actinmab-A. As of December 31, 2014, we owed MSKCC approximately $189,000.

Under the agreement, we agreed to pay to MSKCC on a country-by-country basis a royalty of 2% of net sales of all licensed products until the later of: (1) 10 years from the first commercial sale, or (2) when the patents expire. We expect to file the NDA for regulatory approval in 2016.

c.	Oak Ridge National Laboratory (ORNL) – The Company is contracted to purchase radioactive material to be used for research and development, with a renewal option at the contract end. For 2014, the Company purchased approximately $0.6 million of radioactive material with ORNL. During 2015, the Company signed a contract with ORNL to purchase $0.6 million of radioactive material.

d.	AptivSolutions provides project management services for the study of the drug Ac-225-HuM195 (Actimab-A) used in the Company’s Phase 1 and Phase 2 clinical trials. The total project is estimated to cost approximately $1.9 million and requires a 12.5% down payment of the total estimated project cost. The down payment totaling $239,000 was paid in 2007 and 2012. On August 6, 2012, October 22, 2012 and May 16, 2013, the agreement was amended to provide for additional services. The total project is now estimated at approximately $2.7 million. AptivSolutions bills the Company when services are rendered and the Company records the related expense to research and development costs. For the years ended December 31, 2014 and 2013, the Company incurred expenses of approximately $388,000 and $270,000, respectively, related to this agreement

e.

On June 15, 2012, the Company entered into a license and sponsored research agreement with Fred Hutchinson Cancer Research Center (FHCRC) to build upon previous and ongoing clinical trials, with BC8 (licensed antibody). FHCRC has currently completed Phase 1 and Phase 2 of the clinical trial and the Company intends to start preparation for a pivotal trial leading to an FDA approval. The Company has been granted exclusive rights to the BC8 antibody and related master cell bank developed by FHCRC. The cost to develop the trial will range from $13.2 million to $23.5 million, depending on the trial design as required by the FDA. Under the terms of the sponsored research agreement, the Company will fund the FHCRC lab with $150,000 per year for the first two years and $250,000 thereafter. Payments made toward funding the lab will be credited toward royalty payments owed to FHCRC in the given year. A milestone payment of $1 million will be due to FHCRC upon FDA approval of the first drug. Upon commercial sale of the drug, royalty payments of 2% of net sales will be due to FHCRC. During the years ended December 31, 2014 and 2013, the Company recorded fees of approximately $222,000 and $75,000, respectively, related to this agreement

f.	On July 19, 2012, the Company entered into a clinical trial agreement with FHCRC. The Company will pay $31,366 for each patient that has completed the clinical trial. The Company paid a start-up fee of $19,749 in 2013. During the clinical trial additional fees apply and will be invoiced when applicable. During 2014, the Company paid approximately $16,000 for patient enrollment.

g.	On August 28, 2012, the Company entered into a clinical trial agreement with The University of Texas M.D. Anderson Cancer Center. The total estimated cost of conducting the clinical trial is approximately $500,000, which includes a non- refundable institutional fee of $14,500. The estimated cost is based on treating 24 patients through 2013. Upon execution of the agreement, the Company paid $33,946. During 2013, there was one patient treated and the Company paid $34,383 in July 2013. During 2014, the Company recorded an expense of approximately $102,000.

h.	On September 26, 2012, the Company entered into a clinical trial agreement with Johns Hopkins University. The Phase 1/2 clinical trial will be conducted with Actinium 225. The clinical trial will be conducted under the protocols established by the Company and pursuant to an Investigational New Drug Exemption (IND 10807) held by the Company. The Company will pay $38,501 per patient, who has completed the clinical trial. The Company is required to pay a start-up fee of $22,847, an annual pharmacy fee of $2,025 and an amendment processing fee of $500, when applicable. The Company paid the start-up fee in February 2013. During 2014, the Company recorded $30,990 expense for this agreement.

i.	On November 21, 2012, the Company entered into a clinical trial agreement with the University of Pennsylvania. The Phase 1/2 clinical trial will be conducted with Actinium 225. The clinical trial will be conducted under the protocols established by the Company and pursuant to an Investigational New Drug Exemption (IND 10807) held by the Company. The Company will pay $31,771 per patient, who has completed the clinical trial. The Company will be required to pay a start-up fee of $16,000 and additional administrative fees, when applicable. The Company accrued the $16,000 fee at December 31, 2013 and paid the fee in January 2014. During 2014, the Company recorded an expense of approximately $32,000.

j.	On February 27, 2014, the Company entered into a manufacturing agreement with Goodwin Biotechnology Inc. (“Goodwin”). Goodwin will oversee the current Good Manufacturing Practices (cGMP) production of a monoclonal antibody anticipated to be used in an upcoming phase 3 clinical trial of Iomab-B. Total cost of the agreement is $3.3 million. The Company paid a non-refundable payment of $562,790 upon execution of the agreement. Periodic payments will be made upon reaching certain milestones. As of December 31, 2014, the remaining cost of the agreement is approximately $2.2 million. Goodwin bills the Company when services are rendered and the Company records the related expense to research and development costs.

k.

On June 20, 2014, the Company entered into a CRO agreement with Act Oncology. Act Oncology provides project management services for the study of Iomab-B used for the intended Phase 3 clinical trial.  The total project is estimated to cost approximately $0.8 million. During 2014, the Company recorded expenses of approximately $0.7 million. Act Oncology bills the Company when services are rendered and the Company records the related expense to research and development costs.

l.	On September 30, 2014, the Company entered into a research agreement with the Albert Einstein College of Medicine of Yeshiva University (“Einstein”). According to the agreement, Einstein will use certain materials provided by the Company to complete a research project. The research project will explore the feasibility of using Actinium 225 to prepare patients with blood borne cancers to receive a hematopoietic stem cell transplant. Einstein will periodically provide the Company with reports showing project data or research. The total fixed price of the project is $183,391 which is payable to Einstein in three payments. During the fourth quarter of 2014, we paid approximately $92,000 to Einstein.

Intellectual Property Portfolio

We have developed or in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of our products. As of March 16, 2015, our patent portfolio includes: 39 issued and pending patents, of which 7 are issued in the United States, 30 are issued or pending internationally, and 2 are pending in the United States. Many of the patents are in-licensed from third parties and some are held by us. These patents cover key areas of our business, including use of the actinium-225 and other alpha emitting isotopes attached to cancer specific carriers like monoclonal antibodies, methods for manufacturing key components of our product candidates including actinium-225 alpha emitting radioisotope and carrier antibodies, and methods for manufacturing finished product candidates for use in cancer treatment. The table below classifies these patents by related family:

Area	Description	US Expiration	US Status	Owner/ Licensor

Platform technology	Metastases larger than 1 mm	2019	Issued	MSKCC

Platform technology	Antibody conjugates with DOTA chelators; methods of treating cancer using the same	2021	Issued	MSKCC

Drug preparation methods	Actinium 225 labeling method (binding to an antibody)	2030	Pending	Owned

Drug preparation methods	Bismuth 213 labeling method (binding to an antibody)	2019	Issued	MSKCC

Isotope production methods	Actinium 225 manufacturing in a cyclotron	2026/2027	Issued	Owned

Monoclonal antibody composition and production	Manufacturing of leukemia targeting antibody	2014	Issued	Abbvie

There are no patents covering Iomab™-B; however, we have developed a proprietary strategy based on trade secret protection and the potential for orphan drug and data exclusivities. The BC8 antibody, cell line and related know-how has been exclusively licensed by us from the Fred Hutchinson Cancer Research Center (FHCRC) in exchange for milestones, royalties and research support.

Patents related to the antibody component of Actimab-A have been exclusively licensed by us from AbbVie Biotherapeutics Corp. (formerly Abbott Biotherapeutics Corp.) for use with alpha-emitting radioisotopes in exchange for future development and commercialization milestones, a royalty on net sales for a period of 12.5 years from first commercial sale, a negotiation right to be our clinical and/or commercial antibody supplier, a negotiation right to co-promote Actimab™-A in the United States on terms to be negotiated, and the grant-back of IP rights covering improvements to the antibody for use other than with an alpha-emitting isotope. Patents covering actinium-225 conjugated to antibodies have been exclusively licensed by us from MSKCC in exchange for license fees, research support payments, development milestones, 2% royalties on net sales for the term of the licensed patents or, if later, 10 years from first commercial sale, and 15% of any sublicense income we may receive. As of December 31, 2014, we owe MSKCC approximately $0.2 million in past fees and research support payments. We source actinium-225 under an agreement with the Oak Ridge National Laboratory (ORNL) that expires at the end 2015. We believe, but cannot guarantee, that we will be able to renew this contract for additional annual periods.

Key Strengths

We believe that the key elements for our market success include:

●	Clinical results to date imply lower development risk for its lead drug candidates: Our lead drug candidates have been tested in over 300 patients and demonstrated favorable safety and efficacy profiles. Iomab™-B has been administered to more than 250 patients in a number of Phase 1 and Phase 2 trials and has shown a clear survival benefit in the indication for which it is being developed. Bismab®-A and Actimab™-A, drugs based on the APIT platform have to date been tested in over 60 patients in 3 clinical trials. In each trial they exhibited few side effects and have shown indications of efficacy. The current proof-of-concept Actimab™-A Phase 1/2 clinical trial is directed at a patient population that is generally easier to treat (newly diagnosed vs. relapsed/refractory in previous trials), and employs a more potent treatment regimen (low dose chemotherapy plus two doses of Actimab™-A plus low dose chemotherapy vs. a single dose of Actimab™-A in the physician sponsored trial).

●	Additional product opportunities from the APIT platform: Our APIT technology has the potential for broad applicability for the treatment of many cancer types, which allows us to add new product candidates to its pipeline based on well-defined patent protected methods.

●	Collaboration with MSKCC: Our collaboration with MSKCC includes licensing, research and clinical trial arrangements involving MSKCC labs and clinicians and included financial support with respect to certain pre-2012 R&D-related expenses.

●	Scientific backing of leading experts: Our clinical advisory board and collaborators include some of the most recognized clinicians and scientists working at some of the highest regarded medical institutions in the United States and the world, including MSKCC, Johns Hopkins University, University of Pennsylvania, FHCC and MD Anderson Cancer Center. This is expected to be beneficial to us both in clinical development and market acceptance assuming its drug candidates are approved.

●	Isotope supply secured for clinical trials: We have a contractual relationship with ORNL of the DOE that provides us access to the largest known supply reserves of actinium 225. Iodine 131 is readily available from a number of qualified pharmaceutical supply vendors.

●	Proprietary alpha emitting isotope manufacturing technology fully developed: We have developed our own proprietary technology for commercial scale manufacturing of actinium 225. This is expected to ensure commercial supply of Ac-225 for Actimab™-A, Actimab™-B and other actinium-linked products should they be approved.

●	cGMP Actimab™-A manufacturing developed: We have developed at a contractor’s site full cGMP (current good manufacturing practices) manufacturing processes for our drug candidate Actimab™-A.

●	Substantial IP portfolio: We have an intellectual property portfolio in excess of 60 patents and patent applications, both in the United States and other countries, which cover clinical applications of the APIT technology and methods of manufacturing actinium 225 thus giving us control over both the applications of our technology and a supply chain of our key ingredients, actinium 225 and bismuth 213 alpha emitting isotopes.

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

In the field of hematopoietic stem cell transplantation, pharmaceuticals currently used for bone marrow ablation/conditioning are generic drugs and to our knowledge there are no significant industry efforts to enter this area, especially in older patients.

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

Employees

As of March 16, 2015, we have 12 full-time employees. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good. We also engage consultants on an as-needed basis to supplement existing staff.

ITEM 1A. RISK FACTORS.

In analyzing our company, you should consider carefully the following risk factors, together with all of the other information included in this Annual Report on Form 10-K. Factors that could cause or contribute to differences in our actual results include those discussed in the following subsection, as well as those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report on Form 10-K. Each of the following risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our company. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Related to Our Business

We have generated no revenue from commercial sales to date and our future profitability is uncertain.

We have a limited operating history and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with this development and expansion. Since we began our business, we have focused on research, development and clinical trials of product candidates, and have incurred losses since inception. As of December 31, 2014, we had an accumulated deficit of approximately $91.2 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment.

We do not currently have sufficient capital for the development and commercialization of our lead product candidate and we will need to continue to seek capital from time to time to continue development of our lead product candidates and to acquire and develop other product candidates. Our first product candidate is not expected to be commercialized, if approved, until at least 2017 and we do not expect that the partnering revenues it will generate will be sufficient to fund our ongoing operations. Our cash balance as of December 31, 2014 was approximately $6.7 million. In February 2015, we raised total net proceeds of approximately $18.5 million from the completion of an underwritten public offering of common stock and warrants. We expect that we will need approximately $9.6 million over the next 12 months to finance research and development and to cover our ongoing working capital needs.

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

To raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock. We cannot assure you that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by investors in this offering, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share in this offering. Additionally, you may incur dilution as a result of grants of equity awards under our equity incentive plans, or upon exercise of options or warrants currently outstanding with exercise prices at or below the public offering price of our common stock in this offering. See the section entitled “Dilution” below for a more detailed discussion of the dilution you will incur if you purchase common stock and accompanying warrants in this offering.

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

If we fail to obtain or maintain necessary FDA approval for our radio-immunotherapy products, or if such approvals are delayed, we will be unable to commercially distribute and market our products.

Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of seeking regulatory approval to market a radio-immunotherapy product is expensive and time-consuming and, notwithstanding the effort and expense incurred, approval is never guaranteed. If we are not successful in obtaining timely approval of Company products from the FDA, we may never be able to generate significant revenue and may be forced to cease operations. In particular, the FDA permits commercial distribution of a new radio-immunotherapy product only after a Biologics License Application (BLA) for the product has received FDA approval. The BLA process is costly, lengthy and inherently uncertain. Any BLA filed by us will have to be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the product for its intended use. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects. In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

The approval process in the United States and in other countries could result in unexpected and significant costs for us and consume management’s time and other resources. The FDA and other foreign regulatory agencies could ask us to supplement our submissions, collect non-clinical data, conduct additional clinical trials or engage in other time-consuming actions, or it could simply deny our applications. In addition, even if we obtain approval to market our products in the United States or in other countries, the approval could be revoked or other restrictions imposed if post-market data demonstrates safety issues or lack of effectiveness. We cannot predict with certainty how, or when, the FDA or other regulatory authorities will act. If we are unable to obtain the necessary regulatory approvals, our financial condition and cash flow may be materially adversely affected, and our ability to grow domestically and internationally may be limited. Additionally, even if we obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications that we request. The Company’s products may not be approved for the specific indications that are most necessary or desirable for successful commercialization or profitability.

Our radio-immunotherapy product candidates are in the early stages of development; and we have not demonstrated that any of our products are safe and effective for any indication.

We currently have only two products in clinical development. We have commenced a Phase 1/2 multi- center AML trial with fractionated doses of Actimab™-A under its own federal Investigational New Drug Application (IND). Additionally, there are a number of physician IND trials at the FHCRC that have been conducted or are currently ongoing at FHCRC with single doses of Iomab™-B. We plan to file our own IND prior to initiating our planned Phase 3 study of Iomab™-B.

We cannot predict whether we will encounter problems with any of our ongoing or planned clinical trials that will cause us or regulatory authorities to delay, suspend, or discontinue clinical trials or to delay the analysis of data from ongoing clinical trials. Any of the following could delay or disrupt the clinical development of our product candidates and potentially cause our product candidates to fail to receive regulatory approval:

●	conditions imposed on us by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

●	delays in receiving, or the inability to obtain, required approvals from institutional review boards (IRBs) or other reviewing entities at clinical sites selected for participation in our clinical trials;

●	delays in enrolling patients into clinical trials;

●	a lower than anticipated retention rate of patients in clinical trials;

●	the need to repeat or discontinue clinical trials as a result of inconclusive or negative results or unforeseen complications in testing or because the results of later trials may not confirm positive results from earlier preclinical studies or clinical trials;

●	inadequate supply, delays in distribution deficient quality of, or inability to purchase or manufacture drug product, comparator drugs or other materials necessary to conduct our clinical trials;

●	unfavorable FDA or other foreign regulatory inspection and review of a clinical trial site or records of any clinical or preclinical investigation;

●	serious and unexpected drug-related side effects experienced by participants in our clinical trials, which may occur even if they were not observed in earlier trials or only observed in a limited number of participants;

●	a finding that the trial participants are being exposed to unacceptable health risks;

●	the placement by the FDA or a foreign regulatory authority of a clinical hold on a trial; or

●	delays in obtaining regulatory agency authorization for the conduct of our clinical trials.

We may suspend, or the FDA or other applicable regulatory authorities may require us to suspend, clinical trials of a product candidate at any time if we or they believe the patients participating in such clinical trials, or in independent third party clinical trials for drugs based on similar technologies, are being exposed to unacceptable health risks or for other reasons.

Further, individuals involved with our clinical trials may serve as consultants to us from time to time and receive stock options or cash compensation in connection with such services. If these relationships and any related compensation to the clinical investigator carrying out the study result in perceived or actual conflicts of interest, or the FDA concludes that the financial relationship may have affected interpretation of the study, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized. The delay, suspension or discontinuation of any of our clinical trials, or a delay in the analysis of clinical data for our product candidates, for any of the foregoing reasons, could adversely affect our efforts to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our financial results.

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRBs at the sites where the IRBs are overseeing a trial, or a data safety monitoring board, or DSMB, overseeing the clinical trial at issue, or other regulatory authorities due to a number of factors, including:

●	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

●	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold;

●	varying interpretation of data by the FDA or similar foreign regulatory authorities;

●	failure to achieve primary or secondary endpoints or other failure to demonstrate efficacy;

●	unforeseen safety issues; or

●	lack of adequate funding to continue the clinical trial.

Additionally, changes in regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the cost, timing or successful completion of a clinical trial.

In addition, neither we nor any relevant collaborative partner(s) has yet undertaken any clinical assessment or investigation of Company radio-immunotherapy product candidates for other indications, including colon cancer or prostate cancer. Significant further investment may be required to acquire antibody rights and to undertake necessary research and continued development. Further laboratory and specific clinical testing will be required prior to regulatory approval of any product candidates. Adverse or inconclusive results from pre-clinical testing or clinical trials of product candidates may substantially delay, or halt entirely, any further development of one or more of our products. The projected timetables for continued development of the technologies and related product candidates by us may otherwise be subject to delay or suspension.

Modifications to our product candidates may require federal approvals.

The BLA application is the vehicle through which the company may formally propose that the FDA approve a new pharmaceutical for sale and marketing in the United States. Once a particular product candidate receives FDA approval, expanded uses or uses in new indications of our products may require additional human clinical trials and new regulatory approvals, including additional IND and BLA submissions and premarket approvals before we can begin clinical development, and/or prior to marketing and sales. If the FDA requires new approvals for a particular use or indication, we may be required to conduct additional clinical studies, which would require additional expenditures and harm our operating results. If the products are already being used for these new indications, we may also be subject to significant enforcement actions.

Conducting clinical trials and obtaining approvals can be a time-consuming process, and delays in obtaining required future approvals could adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

There is no guarantee that the FDA will approve BLAs for our product candidates and failure to obtain necessary approvals for our product candidates would adversely affect our ability to grow our business.

We have recently commenced a multi-center Phase 1/2 clinical trial for our lead product candidate, Actimab™-A, in AML and in the future expect to submit a BLA to the FDA for approval of this product. This product candidate is also the subject of an ongoing human safety trial being conducted under a physician IND at MSKCC. We are in the early stages of evaluating other product candidates consisting of conjugates of Ac-225 with human or humanized antibodies for pre-clinical and clinical development in other types of cancer. In June 2012, we acquired rights to Iomab™, a Phase 2 clinical stage monoclonal antibody with safety and efficacy data in more than 250 patients in need of HSCT. Product candidates utilizing this antibody would also require BLA approval before they can be marketed in the United States. The FDA may not approve these products for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may fail to approve any BLA we submit for new product candidates or for new intended uses or indications for approved products or future product candidates. Failure to obtain FDA approval for our products in the proposed indications would have an adverse effect on our ability to expand our business.

Clinical trials necessary to support approval of BLAs for our product candidates will be time consuming and expensive. Delays or failures in our clinical trials may prevent us from commercializing our product candidates and will adversely affect our business, operating results and prospects and could cause us to cease operations.

Initiating and completing clinical trials necessary to support FDA approval of a BLA for Actimab™-A and other product candidates, is a time-consuming and expensive process, and the outcome is inherently uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product candidate we advance into clinical trials may not have favorable results in later clinical trials. We have worked with the FDA to develop a clinical trial designed to test the initial safety and efficacy of Actimab™-A in newly diagnosed AML patients over the age of 60, and on October 6, 2008, and January 5, 2009, we submitted IND amendments to the FDA for the conduct of a multi-center Phase 1/2 clinical trial for treatment of AML. The trial is now underway with the purpose of examining the use of Actimab™-A in AML patients who are not eligible for approved forms of treatment with curative intent. The trial is not designed to support marketing approval for the product candidate, and one or more additional trials will have to be conducted in the future before we file a BLA. In addition, there can be no assurance that the data generated during the trial will meet our chosen safety and effectiveness endpoints or otherwise produce results that will eventually support the filing or approval of a BLA. Even if the data from this trial are favorable, these data may not be predictive of the results of any future clinical trials.

The issued patents, which are licensed by us for the HuM-195 antibody, our acute myeloid leukemia targeting antibody, may expire before we have commercialized Actimab™-A.

The humanized antibody which we use in the conjugated Actimab™-A product candidate is covered by the claims of issued patents that we license from Facet Biotech Corporation, a wholly-owned subsidiary of AbbVie Laboratories. After these patents expire, others may be eventually able to use an antibody with the same sequence, and we will then need to rely on additional patent protection covering alpha particle drug products comprising actinium 225. Any competing product based on the HuM-195 antibody is likely to require several years of development before achieving our product candidate’s current status and may be subject to significant regulatory hurdles, but is nevertheless a possibility that can affect the Company’s business in the future.

Additionally, because we expect that certain of these patents will expire prior to commercialization of Actimab™-A, we expect that in order to attract a commercialization partner for that product candidate, we may need to reach an agreement with AbbVie to reduce the milestone payments and royalties currently required to be paid under our license agreement for HuM-195. There can be no assurance that the parties will be able to agree on an amendment to the terms of the license. Failure to reach such an agreement could materially adversely affect our ability to find a commercialization partner for Actimab™-A which may materially harm our business.

Iomab™-B is not patent protected.

Neither the antibody portion nor the composition of matter as a whole for the conjugated Iomab™ product candidate is covered by the claims of any issued or pending patents. Accordingly, there are no patents that would prevent others from using an antibody with the same antibody sequence in any drug product (e.g., those comprising iodine 131 or alpha particle emitters). Any competing product based on the antibody used in Iomab-B™ is likely to require several years of development before achieving our product candidate’s current status and may be subject to significant regulatory hurdles, but is nevertheless a possibility that could negatively impact the Company’s business in the future.

We may be unable to obtain a sufficient supply of Ac-225 medical grade isotope in order to continue clinical trials and to allow for the manufacture of commercial quantities of Actimab™-A

There are limited quantities of Ac-225 available today. The existing supplier of Ac-225 to us is the ORNL, which is a science and energy national laboratory in the Department of Energy system. ORNL manufactures Ac-225 by eluting it from its supply of Thorium-229. Although this has proven to be a very reliable source of production for a number of years, it is limited by the quantity of Thorium-229 at ORNL. We believe that the current approximate maximum of Ac-225 production from this source is sufficient for approximately 1,000–2,000 patient treatments per year. Since our needs are significantly below that amount at this time, and will continue to be below that for as long as we do not have a commercial product with a potential of selling more than 2,000 patient doses per year, we believe that this supply will be sufficient for completion of clinical trials and early commercialization. To secure supplies beyond this amount, we have developed what we believe to be a scalable cost-effective process for manufacturing Ac-225 in a cyclotron at an estimated cost in excess of $5 million. This work has been conducted at Technical University Munich (TUM) in Germany. We are now in possession of detailed descriptions of all the developed manufacturing procedures and have rights to all relevant patent applications and other intellectual property. However, we do not currently have access to a commercial cyclotron capable of producing medical grade Ac-225. Although beam time on such cyclotrons is commercially available, we do not currently have a relationship with any entity that owns or controls a suitable cyclotron. We have identified possible sources and estimate that we could secure the necessary beam time when needed at a cost of approximately $2 million per year. In the meantime, our contract for supply of this isotope from ORNL must be renewed yearly, and the current contract extends through the end of 2015. While we expect this contract will be renewed at the end of its term, there can be no assurance that ORNL will decide to renew the contract or that the United States Department of Energy will not change its policies that allow for the sale of isotope to us. Failure to acquire sufficient quantities of medical grade Ac-225 would make it impossible to effectively complete clinical trials and to commercialize Actimab™-A and would materially harm our business.

Conducting successful clinical studies may require the enrollment of large numbers of patients, and suitable patients may be difficult to identify and recruit.

Patient enrollment in clinical trials and completion of patient participation and follow-up depends on many factors, including the size of the patient population; the nature of the trial protocol; the availability of approved effective treatments for the relevant disease; competition from other clinical trial programs for similar indications; the attractiveness of, or the discomforts and risks associated with, the treatments received by enrolled subjects; the availability of appropriate clinical trial investigators; support staff; and proximity of patients to clinical sites and ability to comply with the eligibility and exclusion criteria for participation in the clinical trial and patient compliance. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of our product candidates or if they determine that the treatments received under the trial protocols are not attractive or involve unacceptable risks or discomforts. Patients may also not participate in our clinical trials if they choose to participate in contemporaneous clinical trials of competitive product candidates. In addition, patients participating in refractory AML clinical trials are seriously and often terminally ill and therefore may not complete the clinical trial due to reasons including comorbid conditions or occurrence of adverse medical events related or unrelated to the investigational products, or death.

Development of sufficient and appropriate clinical protocols to demonstrate safety and efficacy are required and we may not adequately develop such protocols to support approval.

The FDA may require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. It may also require additional data on certain categories of patients, should it emerge during the conduct of our clinical trials that certain categories of patients are likely to be affected in different and/or additional manners than the rest of the patient population. In addition to FDA requirements, our clinical trials require the approval of the IRB at each site selected. We have submitted our clinical trial protocol for our current Actimab™-A clinical trial to the IRBs at participating sites for approval and we have thus far obtained approval from seven IRBs. Our clinical trial protocols have not been rejected by any IRB to date.

FDA may take actions that would prolong, delay, suspend, or terminate clinical trials of our product candidates, which may delay or prevent us from commercializing our product candidates on a timely basis, causing us to incur additional costs and delay our receipt of any revenue from potential product sales.

There can be no assurance that the data generated in our clinical trials will be acceptable to FDA or that if future modifications during the trial are necessary, that any such modifications will be acceptable to FDA. Certain modifications to a clinical trial protocol made during the course of the clinical trial have to be submitted to the FDA. This could result in the delay or halt of a clinical trial while the modification is evaluated. In addition, depending on the quantity and nature of the changes made, FDA could take the position that some or all of the data generated by the clinical trial is not usable because the same protocol was not used throughout the trial. This might require the enrollment of additional subjects, which could result in the extension of the clinical trial and the FDA delaying approval of a product candidate. If the FDA believes that its prior approval is required for a particular modification, it can delay or halt a clinical trial while it evaluates additional information regarding the change.

Serious injury or death resulting from a failure of one of our product candidates during current or future clinical trials could also result in the FDA delaying our clinical trials or denying or delaying approval of a product candidate.

The Phase 1 portion of the ongoing Phase 1/2 clinical trial for Actimab™-A being conducted at seven clinical centers in the United States (MSKCC, MD Anderson Cancer Center, Fred Hutchinson Cancer Research Center, Johns Hopkins Medicine, University of Pennsylvania Health System, Baylor Summons Cancer Center and Columbia University Medical Center) was designed to establish the maximum tolerated dose of the product. As the Company expected, patients receiving highest dose of the drug administered in the trial so far had prolonged bone marrow suppression which could lead to fatal infections and other severe consequences. Consequently, the dose levels of our drug in that trial were reduced as we continue our work on establishing maximum tolerated dose.

Even though an adverse event may not be the result of our product candidate, the FDA or an IRB could delay or halt a clinical trial for an indefinite period of time while an adverse event is reviewed, and likely would do so in the event of multiple such events.

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

If the third parties on which we rely to conduct our clinical trials and to assist us with pre-clinical development do not perform as contractually required or expected, or fail to comply with applicable regulations and standards, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We do not have the ability to independently conduct our pre-clinical and clinical trials for our product candidates and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct such trials. Our reliance on these third parties for clinical development activities results in reduced control over these activities. Moreover, the FDA requires us to comply with regulations and standards, commonly referred to as GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. If we or any of our third party contractors fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practice, or cGMP, regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

To date, we believe our consultants, contract research organizations and other similar entities with which we are working have performed well; however, if these third parties do not successfully carry out their contractual duties, meet expected deadlines, or comply with applicable regulations, we may be required to replace them. Although we believe that there are a number of other third-party contractors we could engage to continue these activities, we may not be able to enter into arrangements with alternative third-party contractors or to do so on commercially reasonable terms, which may result in a delay of our planned clinical trials. Accordingly, we may be delayed in obtaining regulatory approvals for our product candidates and may be delayed in our efforts to successfully develop our product candidates.

In addition, our third-party contractors are not our employees, and except for remedies available to us under our agreements with such third-party contractors, we cannot control whether or not they devote sufficient time and resources to our ongoing clinical, nonclinical and preclinical programs. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, if these third parties need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our pre-clinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our product candidates on a timely basis, if at all, and our business, operating results and prospects may be adversely affected. Furthermore, our third-party clinical trial investigators may be delayed in conducting our clinical trials for reasons outside of their control.

The future results of our current or future clinical trials may not support our product candidate claims or may result in the discovery of unexpected adverse side effects.

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims or that the FDA or foreign authorities will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses. If FDA concludes that the clinical trials for Actimab™-A, or any other product candidate for which we might seek approval, have failed to demonstrate safety and effectiveness, we would not receive FDA approval to market that product candidate in the United States for the indications sought. In addition, such an outcome could cause us to abandon the product candidate and might delay development of others. Any delay or termination of our clinical trials will delay or preclude the filing of any submissions with the FDA and, ultimately, our ability to commercialize our product candidates and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of a product candidate’s profile. In addition, our clinical trials for Actimab™-A involve a relatively small patient population. Because of the small sample size, their results may not be indicative of future results.

Our product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated.

Our product candidates are regulated by the FDA as biologic products and we intend to seek approval for these products pursuant to the BLA pathway. The Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated pathway for the approval of biosimilar and interchangeable biologic products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biologic products.

Actimab™-A and future product candidates may never achieve market acceptance.

Actimab™-A and future product candidates that we may develop may never gain market acceptance among physicians, patients and the medical community. The degree of market acceptance of any of product will depend on a number of factors, including the actual and perceived effectiveness and reliability of the product; the results of any long-term clinical trials relating to use of the product; the availability, relative cost and perceived advantages and disadvantages of alternative technologies; the degree to which treatments using the product are approved for reimbursement by public and private insurers; the strength of our marketing and distribution infrastructure; and the level of education and awareness among physicians and hospitals concerning the product.

Failure of Actimab™-A or any of our other product candidates to significantly penetrate current or new markets would negatively impact our business financial condition and results of operations.

To be commercially successful, physicians must be persuaded that using our product candidates for treatment of AML and other cancers, if approved for those indications, are effective alternatives to existing therapies and treatments.

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

Both before and after marketing approval, our product candidates are subject to ongoing regulatory requirements and continued regulatory review, and if we fail to comply with these continuing regulatory requirements, we could be subject to a variety of sanctions and the sale of any approved products could be suspended.

Both before and after regulatory approval to market a particular product candidate, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and record keeping related to the product are subject to extensive, ongoing regulatory requirements enforced by FDA and other similar regulatory bodies. Additionally, because our product candidates include radio-active isotopes, they will be subject to additional regulation and oversight from the United States Nuclear Regulatory Commission (NRC) and similar bodies in other jurisdictions. The FDA regulatory requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP requirements and GCP requirements for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with the regulatory requirements of the FDA and other applicable U.S. and foreign regulatory authorities could subject us to administrative or judicially imposed sanctions, including:

●	restrictions on the marketing of our products or their manufacturing processes;

●	warning letters;

●	civil or criminal penalties;

●	fines;

●	injunctions;

●	product seizures or detentions;

●	import or export bans;

●	voluntary or mandatory product recalls and related publicity requirements;

●	suspension or withdrawal of regulatory approvals;

●	total or partial suspension of production; and

●	refusal to approve pending applications for marketing approval of new products or supplements to approved applications.

The FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability.

Even if regulatory approval of a product candidate is granted, such approval may be subject to limitations on the intended uses for which a product may be marketed and reduce the potential to successfully commercialize that product and generate revenue from that product. If the FDA determines that the product promotional materials, labeling, training or other marketing or educational activities constitute promotion of an unapproved use, it could request that we or our commercialization partners cease or modify our training or promotional materials or subject us to regulatory enforcement actions. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider such training or other promotional materials to constitute promotion of an unapproved use, which could result in significant fines or penalties under other statutory authorities, such as laws prohibiting false claims for reimbursement.

Our revenue stream will depend upon third party coverage and reimbursement of our product candidates, if approved.

The commercial success of our product candidates in both domestic and international markets will be substantially dependent on whether third-party coverage and reimbursement is available for patients that use our products. However, the availability of insurance coverage and reimbursement for newly approved cancer therapies is uncertain, and therefore, third-party coverage may be particularly difficult to obtain even if our products are approved by the FDA as safe and efficacious. Patients using existing approved therapies are generally reimbursed all or part of the product cost by Medicare or other third-party payors. Medicare, Medicaid, health maintenance organizations and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement of new drugs, and, as a result, they may not cover or provide adequate payment for these products. Submission of applications for reimbursement approval generally does not occur prior to the filing of a BLA for that product and may not be granted until many months after BLA approval. In order to obtain coverage and reimbursement for these products, we or our commercialization partners may have to agree to a net sales price lower than the net sales price we might charge in other sales channels. The continuing efforts of government and third-party payors to contain or reduce the costs of healthcare may limit our revenue. Initial dependence on the commercial success of our products may make our revenues particularly susceptible to any cost containment or reduction efforts.

We have no manufacturing capacity and depend on third-party manufacturers to produce our pre-clinical and clinical trial drug supplies.

We do not currently operate manufacturing facilities for pre-clinical or clinical production of any of our product candidates. We lack experience in drug manufacturing, and we lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. As a result, we rely on a third-party manufacturer to supply, store, and distribute pre-clinical and clinical supply of our product candidates, and plan to continue to do so for the foreseeable future. Any performance failure on the part of our existing or future manufacturers could delay clinical development or regulatory approval of our product candidates or commercialization of any approved products, producing additional losses and depriving us of potential product revenue.

Our product candidates require precise, high quality manufacturing. Failure by our contract manufacturer to achieve and maintain high manufacturing standards could result in patient injury or death, product recalls or withdrawals, delays or failures in testing or delivery, cost overruns, or other problems that could seriously hurt our business. Contract manufacturers may encounter difficulties involving production yields, quality control, and quality assurance. These manufacturers are subject to ongoing periodic and unannounced inspections by the FDA and corresponding state and foreign agencies to ensure strict compliance with cGMPs and other applicable government regulations and corresponding foreign standards; however, we do not have control over third-party manufacturers’ compliance with these regulations and standards.

If a contract manufacturer cannot perform as agreed, we may be required to replace it. We may incur added costs and delays in identifying and qualifying replacements because the FDA must approve any replacement manufacturer prior to manufacturing our product candidates. Such approval would require new testing and compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our product candidates after receipt of FDA approval.

We anticipate continued reliance on third parties for manufacturing and marketing, if we are successful in obtaining marketing approval from the FDA and other regulatory agencies for any of our product candidates. If we are not able to secure favorable arrangements with such third parties, our business and financial condition would be harmed, and our commercialization of any of our product candidates may be halted, delayed or made less profitable if those third parties fail to obtain such approvals, fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices.

To date, our product candidates have been manufactured in small quantities for preclinical and clinical testing by third-party manufacturers. If the FDA or other regulatory agencies approve any of our product candidates for commercial sale, we expect that we would continue to rely, at least initially, on third-party specialized manufacturers to produce commercial quantities of approved products. These manufacturers may not be able to successfully increase the manufacturing capacity for any approved product in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. If third party manufacturers are unable to successfully increase the manufacturing capacity for a product candidate, or we are unable to establish our own manufacturing capabilities, the commercial launch of any approved products may be delayed or there may be a shortage in supply, which in turn could have a material adverse effect on our business.

In addition, the facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit a BLA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMPs. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

We also intend to partner with larger pharmaceutical companies for the commercialization of any of our product candidates that are approved. In connection with our efforts to commercialize our product candidates, we will seek to secure favorable arrangements with third parties to distribute, promote, market and sell them. If we are not able to secure favorable commercial terms or arrangements with third parties for distribution, marketing, promotion and sales of our product candidates, we may have to retain promotional and marketing rights and seek to develop the commercial resources necessary to promote or co-promote or co-market certain or all of our product candidates to the appropriate channels of distribution in order to reach the specific medical market that we are targeting. We may not be able to enter into any partnering arrangements on this or any other basis. If we are not able to secure favorable partnering arrangements, or are unable to develop the appropriate resources necessary for the commercialization of our product candidates, our business and financial condition could be harmed. In addition, we will have to hire additional employees or consultants, since our current employees have limited experience in these areas. Sufficient employees with relevant skills may not be available to us. Any increase in the number of our employees would increase our expense level, and could have an adverse effect on our financial position.

In addition, we, or our potential commercial partners, may not successfully introduce our product candidates or they may not achieve acceptance by patients, health care providers and insurance companies. Further, it is possible that we may not be able to secure arrangements to manufacture, market, distribute, promote and sell our product candidates at favorable commercial terms that would permit us to make a profit. To the extent that corporate partners conduct clinical trials, we may not be able to control the design and conduct of these clinical trials.

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

Our ability to generate revenues may be dependent upon the sales and marketing efforts of any future co-marketing partners and third-party distributors. At this time, we have not entered into an agreement with any commercialization partner and only plan to do so after the successful completion of Phase 2 clinical trials and prior to commercialization. If we fail to reach an agreement with any commercialization partner, or if upon reaching such an agreement that partner fails to sell a large volume of our products, it may have a negative impact on our business, financial condition and results of operations.

Our product candidates will face significant competition in the markets for them, and if they are unable to compete successfully, our business will suffer.

Our product candidates face, and will continue to face, intense competition from large pharmaceutical companies, as well as academic and research institutions. We compete in an industry that is characterized by (i) rapid technological change, (ii) evolving industry standards, (iii) emerging competition and (iv) new product introductions. Our competitors have existing products and technologies that will compete with our product candidates and technologies and may develop and commercialize additional products and technologies that will compete with our product candidates and technologies. Because several competing companies and institutions have greater financial resources than us, they may be able to (i) provide broader services and product lines, (ii) make greater investments in research and development, or R&D, and (iii) carry on broader R&D initiatives. Our competitors also have greater development capabilities than we do and have substantially greater experience in undertaking preclinical and clinical testing of product candidates, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products. They also have greater name recognition and better access to customers than us. Our chief competitors include companies such as Bayer AG, GlaxoSmithKline Plc and Spectrum Pharmaceuticals, Inc. and others.

If side effects are identified during the time our product candidates are in development or after they are approved and on the market, we may choose to or be required to perform lengthy additional clinical trials, discontinue development of the affected product candidate, change the labeling of any such products, or withdraw or recall any such products from the market, any of which would hinder or preclude our ability to generate revenues.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly. Even if any of our product candidates receives marketing approval, as greater numbers of patients use a product following its approval, an increase in the incidence of side effects or the incidence of other post-approval problems that were not seen or anticipated during pre-approval clinical trials could result in a number of potentially significant negative consequences, including:

●	regulatory authorities may withdraw their approval of the product;

●	regulatory authorities may require the addition of labeling statements, such as warnings or contraindications;

●	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product;

●	we may elect, or we may be required, to recall or withdraw product from the market;

●	we could be sued and held liable for harm caused to patients; and

●	our reputation may suffer.

Any of these events could substantially increase the costs and expenses of developing, commercializing and marketing any such product candidates or could harm or prevent sales of any approved products.

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

Patents issued or licensed to us may be infringed by the products or processes of others. The cost of enforcing our patent rights against infringers, if such enforcement is required, could be significant, and we do not currently have the financial resources to fund such litigation. Further, such litigation can go on for years and the time demands could interfere with our normal operations. There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical industry. We may become a party to patent litigation and other proceedings. The cost to us of any patent litigation, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation more effectively than we can because of their substantially greater financial resources. Litigation may also absorb significant management time.

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

Our ability to protect and enforce our patents does not guarantee that we will secure the right to commercialize our patents.

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

The use of hazardous materials, including radioactive and biological materials, in our research and development efforts imposes certain compliance costs on us and may subject us to liability for claims arising from the use or misuse of these materials.

Our research, development and manufacturing activities involves the controlled use of hazardous materials, including chemicals, radioactive and biological materials, such as radioactive isotopes. We are subject to federal, state, local and foreign environmental laws and regulations governing, among other matters, the handling, storage, use and disposal of these materials and some waste products. We cannot completely eliminate the risk of contamination or injury from these materials and we could be held liable for any damages that result, which could exceed our financial resources. We currently maintain insurance coverage for injuries resulting from the hazardous materials we use; however, future claims may exceed the amount of our coverage. Also, we do not have insurance coverage for pollution cleanup and removal. Currently the costs of complying with such federal, state, local and foreign environmental regulations are not significant, and consist primarily of waste disposal expenses. However, they could become expensive, and current or future environmental laws or regulations may impair our research, development, production and commercialization efforts.

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

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing, and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

●	federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security, and transmission of individually identifiable health information;

●	the federal physician sunshine requirements under PPACA, which require certain manufacturers of drugs, devices, biologics, and medical supplies to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations;

●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers; state laws that require pharmaceutical companies to comply with the industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways, thus complicating compliance efforts.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has strengthened these laws. For example, the PPACA, among other things, amends the intent requirement of the federal anti-kickback and criminal healthcare fraud statutes. A person or entity no longer needs to have actual knowledge of this statute or specific intent to violate it to have committed a violation. Moreover, the PPACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in government health care programs, such as Medicare and Medicaid, imprisonment, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Healthcare legislative reform measures may have a material adverse effect on our business and results of operations.

In March 2010, President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “PPACA”), which makes changes that are expected to significantly impact the pharmaceutical industries. One of the principal aims of the PPACA as currently enacted is to expand health insurance coverage to approximately 32 million Americans who are currently uninsured. The consequences of this significant coverage expansion on the sales of our products, once they are developed, are unknown and speculative at this point.

The PPACA contains a number of provisions designed to generate the revenues necessary to fund the coverage expansions among other things. This includes new fees and taxes on manufacturers of certain branded prescription drugs, an abbreviated pathway for approval of biosimilar products, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases in the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and an extension of the rebate program to individuals enrolled in Medicaid managed care organizations, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, the President Obama signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which threatened to trigger the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and will stay in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, Congress passed and President Obama signed the American Taxpayer Relief Act of 2012 which, among other things, further reduced Medicare payments to certain providers, including physicians, hospitals and cancer treatment centers. We expect that the PPACA, as well as other federal or state health care reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on certain development projects. The taxes imposed by the PPACA and the expansion in the government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursement by payors for our products, and/or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations.

Managing our growth as we expand operations may strain our resources.

We expect to need to grow rapidly in order to support additional, larger, and potentially international, pivotal clinical trials of our product candidates, which will place a significant strain on our financial, managerial and operational resources. In order to achieve and manage growth effectively, we must continue to improve and expand our operational and financial management capabilities. Moreover, we will need to increase staffing and to train, motivate and manage our employees. All of these activities will increase our expenses and may require us to raise additional capital sooner than expected. Failure to manage growth effectively could materially harm our business, financial condition or results of operations.

We may expand our business through the acquisition of rights to new product candidates that could disrupt our business, harm our financial condition and may also dilute current stockholders’ ownership interests in our company.

Our business strategy includes expanding our products and capabilities, and we may seek acquisitions of product candidates, antibodies or technologies to do so. Acquisitions involve numerous risks, including substantial cash expenditures; potentially dilutive issuance of equity securities; incurrence of debt and contingent liabilities, some of which may be difficult or impossible to identify at the time of acquisition; difficulties in assimilating acquired technologies or the operations of the acquired companies; diverting our management’s attention away from other business concerns; risks of entering markets in which we have limited or no direct experience; and the potential loss of our key employees or key employees of the acquired companies.

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

We believe we need up to $9.6 million in cash to finance research and development and to cover our ongoing working capital needs through 2015, and we have not completed efforts to establish a stable recurring source of revenues sufficient to cover our operating costs for the next twelve months. We have financed our operations primarily through sales of stock and the issuance of convertible promissory notes. It is likely that during the next twelve months we will seek to raise additional capital through the sales of stock and/or issuance of convertible debentures in order to expand our level of operations to continue our research and development efforts.

Any sale of common stock by us in a future private placement offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth or by establishing strategic relationships with targeted customers and vendor. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company and this could negatively impact our earnings and results of operations.

Future sales of a substantial number of shares of our common stock in the public market, or the perception that such sales may occur, could adversely affect the then prevailing market price of our common stock and could make it more difficult for us to raise funds in the future through a public offering of our securities. We believe we need up to $9.6 million in cash to finance research and development and to cover our ongoing working capital needs through 2015, and we have not completed efforts to establish a stable recurring source of revenues sufficient to cover our operating costs for the next twelve months, We have financed our operations primarily through sales of stock and the issuance of convertible promissory notes. It is likely that during the next twelve months we will to continue to finance our operations through sales of stock and/or issuance of convertible promissory notes.

Our common stock has been considered a Penny Stock.

During the fiscal year 2013 and through the first quarter of 2015 our common stock has or had been a penny stock, therefore, when our stock is considered a penny stock trading in our securities may be subject to penny stock considerations. Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC.

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

Trading volume in our common stock is limited. This may inhibit investment by major institutional investment funds, including mutual funds, as well as individual investors. A higher volume trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there-in.

Our Common Stock is subject to price volatility unrelated to our operations.

The trading volume of our common stock has been and may continue to be extremely limited and sporadic. As a result of such trading activity, the quoted price for our common stock on the NYSE MKT may not necessarily be a reliable indicator of its fair market value.

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

We must maintain effective internal controls to provide reliable financial reports and detect fraud. As disclosed in this report, we have previously identified material weaknesses in our internal control over financial reporting because we did not have sufficient written policies and procedures for accounting and financial reporting and we did not have effective controls over period end financial disclosures and reporting processes. During 2014, our management remediated these previously identified material weaknesses. In future periods, we may identify additional deficiencies in our system of internal controls over financial reporting that may require remediation. There can be no assurances that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods. Failure to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our Common Stock.

The price of our common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our Common Stock may be highly volatile and could fluctuate in response to factors such as:

●	actual or anticipated variations in our operating results;

●	announcements of developments by us or our competitors;

●	the timing of IND and/or BLA approval, the completion and/or results of our clinical trials;

●	regulatory actions regarding our products;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	adoption of new accounting standards affecting the our industry;

●	additions or departures of key personnel;

●	introduction of new products by us or our competitors;

●	sales of the our Common Stock or other securities in the open market; and

●	other events or factors, many of which are beyond our control.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company does not own any property. The Company has office space at 546 Fifth Avenue, 14th Floor, New York, NY 10036 and is rented on a month to month basis at approximately $7,000 per month. The Company also entered into a sublease agreement for office space located at 379 Thornall Street, 6th Floor, Edison, NJ. This agreement expires on September 30, 2016 and the rent is approximately $9,000 per month.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information

Our common stock is listed for quotation on the NYSE MKT under the symbol “ATNM”. The following table sets forth, for the quarters indicated, the high and low sale per share sales prices of our common stock as reported by the NYSE MKT or www.otcbb.com, as applicable. On March 26, 2014 our common stock commenced trading on the NYSE MKT. Prior to March 26, 2014, our common stock is listed on the OTCQB, under the symbol “ATNM”.

Quarterly Common Stock Price Ranges

Fiscal Year 2014, Quarter Ended:	High	Low
March 31, 2014	$12.49	$4.51
June 30, 2014	$15.00	$6.74
September 30, 2014	$7.77	$5.93
December 31, 2014	$8.12	$5.05

Fiscal Year 2013, Quarter Ended:	High	Low
March 31, 2013	$7.75	$1.50
June 30, 2013	$6.25	$3.00
September 30, 2013	$6.40	$3.10
December 31, 2013	$7.91	$4.30

Holders

As of March 16, 2015 there were 35,482,076 shares of common stock issued and outstanding, which were held by 120 holders of record.  There are no shares of preferred stock outstanding.  On March 13, 2015, the closing price of our common stock as reported on the NYSE MKT as $2.67 per share.

Of the 35,482,076 shares of common stock issued and outstanding, 645,735 of such shares are restricted shares under the Securities Act.  None of these restricted shares are eligible for resale absent registration or an exemption from registration under the Securities Act.  As of the date hereof, until the provisions of Rule 144 are complied with, the exemption from registration provided by Rule 144 under the Securities Act is not available for these shares pursuant to Rule 144(i).

Registration Rights

Certain shareholders are entitled to certain registration rights, including piggy-back registration rights.

The following shares are subject to registration rights:

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

(2)  Demand Registration - If at any time after the earlier of (i) the third anniversary of the October 5, 2011, or (ii) three months after the Company’s Common Stock becomes publicly traded (whether through a Qualified Initial Public Offering, a Pubco Transaction (each as defined in the Agreement) or otherwise, (the “Start Date”)) , whichever is earlier, Holders of at least thirty-five percent (35%) of the Registrable Securities  (as defined in the Agreement) then outstanding request in writing that the Company file a registration statement under the Securities Act covering the registration of at least 20% of the then outstanding Registrable Securities (as defined in the Agreement), or a lesser percentage if the anticipated aggregate offering price, net of underwriting discounts and commissions, would exceed $10,000,000.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company currently has two equity compensation plans defined as follows:

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

ITEM 6. SELECTED FINANCIAL DATA.

Smaller reporting companies are not required to provide the information required by this item.

Our public float was greater than $75 million as of June 30, 2014, the last business day of our second quarter of fiscal year 2014 and accordingly we became an accelerated filer at the end of fiscal year 2014. In accordance with Item 10(f)(2)(i) of Regulation S-K, we will transition from the scaled disclosure requirements available to smaller reporting companies to the disclosure requirements applicable to accelerated filers beginning with our quarterly report on Form 10-Q for our first quarter of fiscal year 2015.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The information and financial data discussed below is derived from the audited consolidated financial statements of Actinium Pharmaceuticals, Inc. for its fiscal years ended December 31, 2014 and 2013.   The consolidated financial statements of Actinium Pharmaceuticals, Inc. were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Actinium Pharmaceuticals, Inc. contained elsewhere in this Report. The financial statements contained elsewhere in this Report fully represent Actinium Pharmaceuticals, Inc.’s financial condition and operations; however, they are not indicative of the Company’s future performance. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Report.

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

On December 28, 2012, we entered into a transaction (the “Share Exchange”), pursuant to which the Company acquired 21% of the issued and outstanding equity securities of Actinium Pharmaceuticals, Inc. (“Actinium”), in exchange for the issuance of 4,333,489 shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”), which were issued to the shareholders of Actinium. As a result of the Share Exchange, the former shareholders of Actinium became the controlling shareholders of the Company. The Share Exchange was accounted for as a reverse takeover/recapitalization effected by a share exchange, wherein Actinium is considered the acquirer for accounting and financial reporting purposes. As a result of the Share Exchange, the Company assumed the business and operations of Actinium.

On March 11, 2013, Actinium Corporation continued its Share Exchange with us, whereby we acquired an additional 36% of the issued and outstanding capital stock of Actinium Corporation from the Actinium Corporation Shareholders in exchange for the issuance of 7,756,840 shares of Common Stock of us to the Actinium Shareholders.

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

On August 22, 2013, Actinium Corporation continued its Share Exchange with us, whereby we acquired an additional 38.2% of the issued and outstanding capital stock of Actinium Corporation from the Actinium Corporation Shareholders in exchange for the issuance of 6,383,475 shares of Common Stock of us to the Actinium Shareholders. On September 25, 2013 in accordance with a Certificate of Ownership Merging Actinium Corporation into us, we merged with Actinium Corporation, and Actinium Corporation ceased to exist. As a result of the merger, Actinium Corporation stock owned by us has been cancelled and each share of Actinium Corporation not owned by us was exchanged for 0.333 shares of our common stock.

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

Under our own sponsorship as well as activity at FHCRC, we have four product candidates in active clinical trials: Actimab-A (HuM195-Ac-225), Iomab-B (BC8-I-131), BC8-Y-90 and BC8-SA. At this time, the Company is actively pursuing development of Actimab-A and Iomab-B while BC8-Y-90 and BC8-SA are in physician sponsored clinical phase 1 trials at the FHCRC. Actimab-A is a combination of the monoclonal antibody we have in-licensed, Lintuzumab (HuM195), and the alpha emitting isotope actinium 225. Actimab-A has shown promising results throughout preclinical development and an ongoing clinical trial started in 2006 in AML in the elderly. We have expanded the number of patients and number of clinical centers by commencing a new AML clinical trial which we launched in 2012. This trial targets newly diagnosed AML patients over the age of 60. In order to conduct the trial we are engaged in funding, monitoring and quality assurance and control of the Lintuzumab antibody; procurement of actinium 225 isotope; funding, monitoring and quality assurance and control of the drug candidate Actimab-A manufacturing and organizing and monitoring clinical trials. We estimate that the direct costs to completion of both parts of the ongoing Phase 1/2 trial will be approximately $7 million. Iomab-B is a combination of the in-licensed monoclonal antibody BC8 and the beta emitting radioisotope iodine 131. This construct has been extensively tested in Phase I and Phase 2 clinical trials in approximately 250 patients with different blood cancer indications who were in need of HSCT. Iomab-B is used to condition the bone marrow of these patients by destroying blood cancer cells in their bone marrow and elsewhere thus allowing for a subsequent transplant containing healthy donor bone marrow stem cells. We have decided to develop this drug candidate by initially focusing on the patients over 50 with active acute myeloid leukemia in relapse and/or refractory to existing treatments. Our intention is to request the FDA in 2015 to allow us to enter into a pivotal trial with Iomab-B. We estimate the direct costs of such a trial to completion anticipated in 2017 will be approximately $25-30 million.

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

We have never generated revenue. Currently we do not have a recurring source of revenues to cover our operating costs. As of December 31, 2014 and 2013, our accumulated deficit was $91.2 million and $66.5 million, respectively. Our net loss was $24.7 million, and $10.8 million for the years ended December 31, 2014 and 2013, respectively. As of December 31, 2014, our cash balance was $6.7 million.  In February 2015, we raised total net proceeds of approximately $18.5 million from the completion of an underwritten public offering of common stock and warrants. We believe that we have enough cash on hand to fund our operations through the next 12 months.

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

Results of Operations – Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the year ended December 31,
	2014	2013

Revenues	$-	$-

Operating expenses:
Research and development, net of reimbursements	12,267,313	3,109,331
General and administrative	10,175,323	3,476,879
Depreciation and amortization	37,908	1,560
Loss on disposition of equipment	-	4,122
Total operating expenses	22,480,544	6,591,892

Other expense:
Interest expense	(866)	(2,508)
Loss change in fair value of derivative liabilities	(2,206,099)	(4,179,392)
Total other expense	(2,206,965)	(4,181,900)

Net loss	$(24,687,509)	$(10,773,792)

Revenues

We recorded no commercial revenues for the years ended December 31, 2014 and 2013.

Research and Development Expense

Research and development expenses, net of reimbursements, increased by approximately $9.2 million to approximately $12.3 million for the year ended December 31, 2014 compared to approximately $3.1 million for the year ended December 31, 2013. The increase was primarily due to increased manufacturing costs with Iomab-B totaling approximately $5.4 million and the on-going Actimab-A clinical costs of approximately $1.5 million.

The increase was also attributable to the increase in compensation cost of approximately $1.5 million as a result of an increase in headcount and an increase in stock-based compensation related to research and development personnel.

General and Administrative Expenses

Overall, total general and administrative expenses increased by approximately $6.7 million to $10.2 million for the year ended December 31, 2014 compared to approximately $3.5 million for the year ended December 31, 2013. The increase was largely attributable to increases in stock-based compensation costs and salaries and benefits of approximately $4.9 million and $0.9 million, respectively.

We expect to incur increased general and administrative costs in the future.

Other Expense

Other expense was $2.2 million and $4.2 million for the years ended December 31, 2014 and 2013, respectively. The year over year change is mainly attributable to the fluctuation of the Company’s stock price and its impact on the derivative value of certain warrants the Company issued in connection with the December 2012 financing.

Net Loss

Net loss increased by approximately $13.9 million to approximately $24.7 million for the year ended December 31, 2014 compared to approximately $10.8 million for the year ended December 31, 2013. The increase was primarily due to additional costs incurred by the Company in research and development expenses, non-cash stock-based compensation costs and professional fees as discussed above which was partially offset by a decrease in the loss from change in fair value of the Company’s derivative warrant liability.

Liquidity and Capital Resources

We have financed our operations primarily through sales of the Company’s stock.

We did not have any cash or cash equivalents held in financial institutions located outside of the United States as of December 31, 2014 and 2013. We do not anticipate this practice will change in the future.

The following tables sets forth selected cash flow information for the periods indicated:

	For the year ended December 31,
	2014	2013

Cash used in operating activities	$(14,348,754)	(6,292,416)
Cash used in investing activities	(186,421)	(16,592)
Cash provided by financing activities	15,708,611	6,223,705

Net change in cash	$1,173,436	(85,303)

Net cash used in operating activities was approximately $14.3 million for the year ended December 31, 2014 compared to approximately $6.3 million used in operations for the same period in 2013. Cash used in operations increased due to the increase in spending related to the preparations for and eventual launch and conduct of a multicenter clinical trial and an increase in spending related to professional fees combined with an increase in payroll-related expenses.

Net cash used in investing activities was approximately $186,000 for the year ended December 31, 2014 compared to approximately $17,000 used in investing activities for the same period in 2013. Cash used in investing activities increased due to the purchase of computers and lab equipment during 2014 compared to the prior year.

Net cash provided by financing activities were approximately $15.7 million and approximately $6.2 million for each of the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, the Company issued common stock and received net proceeds of approximately $15.4 million and approximately $0.4 million from the exercise of warrants and options. During the year ended December 31, 2013, the Company issued common stock and received net proceeds of approximately $2.9 million and approximately $3.5 million from the exercise of warrants and options. These increases were offset by payments on notes payable of $162,000 and $140,000 for the year ended December 31, 2014 and 2013, respectively.

We have experienced cumulative losses of approximately $91.2 million from inception (June 13, 2000) through December 31, 2014, and have a stockholders' deficit of $1.9 million at December 31, 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Seasonality

We do not have a seasonal business cycle. Our operating results are generally derived evenly throughout the calendar year.

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

Share-Based Payments

We estimate the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model and common shares based on the market price of the Company’s common stock on the date of the share grant. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, we reduce the expense for estimated forfeitures based on historical forfeiture rates. Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period. Excess tax benefits, if any, are recognized as an addition to paid-in capital.

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

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-12, Compensation—Stock Compensation. The amendments in this update apply to reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target can be achieved after the requisite service period. The amendments in this Update are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, and early adoption is permitted. The Company is currently evaluating the effects of ASU 2014-12 on the consolidated financial statements.

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Subsequent Event

On February 11, 2015, we completed an underwritten offering of 4,444,444 shares of our common stock and warrants to purchase an aggregate of 3,333,333 shares of our common stock at a price to the public of $4.50 per share. The shares of common stock and warrants were issued separately. The warrants will be exercisable for a period of 4 years at an exercise price of $6.50 per share. We received net proceeds of approximately $18.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us, and excluding the underwriters’ over-allotment option. In addition, we granted the underwriters a 30-day option to purchase up to an additional 666,666 shares of common stock and warrants to purchase 499,999 shares of common stock solely to cover over-allotments, if any.  The underwriter did not exercise the over-allotment option.

On February 18, 2015, the Company granted employees and its board members 456,000 options to purchase the Company’s common stock with exercise price of $3.58 and a term of 10 years with vesting over a 4-year period.  The options have an aggregated fair value of $1.0 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.66% (2) expected life of 6 years, (3) expected volatility of 82.47%, and (4) zero expected dividends.

Subsequent to December 31, 2014, the Company issued 891,131 common shares to for cashless exercise of warrants, issued 164,662 shares to consultants in connection with various consulting agreements and issued 10,000 shares to an employee pursuant to an employee agreement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

Our public float was greater than $75 million as of June 30, 2014, the last business day of our second quarter of fiscal year 2014 and accordingly we became an accelerated filer at the end of fiscal year 2014. In accordance with Item 10(f)(2)(i) of Regulation S-K, we will transition from the scaled disclosure requirements available to smaller reporting companies to the disclosure requirements applicable to accelerated filers beginning with our quarterly report on Form 10-Q for our first quarter of fiscal year 2015.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF MANAGEMENT

The management of Actinium Pharmaceutical, Inc. (“Actinium”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934. Actinium's internal control system was designed to provide reasonable assurance to the company's management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Actinium management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on its assessment, Actinium management believes that, as of December 31, 2014, the Company's internal control over financial reporting is effective based on those criteria.

GBH CPAs, PC, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on the company's internal control over financial reporting.

/s/ Kaushik J. Dave

Kaushik J. Dave

President, Chief Executive Officer, Interim Chief Financial Officer and Director

March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

Actinium Pharmaceuticals, Inc.

New York, NY

We have audited Actinium Pharmaceutical, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Actinium Pharmaceutical, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Actinium Pharmaceutical, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, stockholders’ deficit, and cash flows of Actinium Pharmaceutical, Inc., and our report dated March 16, 2015, expressed an unqualified opinion.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of

Actinium Pharmaceuticals, Inc.

New York, NY

We have audited the accompanying consolidated balance sheets of Actinium Pharmaceuticals, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years ended December 31, 2014 and 2013.  Actinium Pharmaceuticals, Inc.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Actinium Pharmaceuticals, Inc. as of December 31, 2014 and 2013 and the results of its operations and its cash flows for the years ended December 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Actinium Pharmaceutical Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015, expressed an unqualified opinion.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

March 16, 2015

Actinium Pharmaceuticals, Inc.
Consolidated Balance Sheets

	December 31, 2014	December 31, 2013

Assets

Current Assets:
Cash and cash equivalents	$6,706,802	$5,533,366
Prepaid expenses and other current assets	699,851	218,389
Total Current Assets	7,406,653	5,751,755

Property and equipment, net of accumulated depreciation	127,700	13,920
Restricted cash	34,733	-
Total Assets	$7,569,086	$5,765,675

Liabilities and Stockholders’ Deficit

Current Liabilities:
Accounts payable and accrued expenses	$2,283,796	$378,955
Accounts payable and accrued expenses - related parties	214,357	81,185
Notes payable	283,552	157,825
Derivative liabilities	6,709,911	6,707,255
Total Current Liabilities	9,491,616	7,325,220

Total Liabilities	9,491,616	7,325,220

Commitments and contingencies

Stockholders' Deficit:
Preferred stock, $0.001 par value; 50,000,000 authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 29,971,839 and 24,565,447 shares issued and outstanding, respectively	29,972	24,565
Additional paid-in capital	89,252,262	64,933,145
Accumulated deficit	(91,204,764)	(66,517,255)
Total Stockholders' Deficit	(1,922,530)	(1,559,545)

Total Liabilities and Stockholders' Deficit	$7,569,086	$5,765,675

See accompanying notes to consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Operations

	For the Year ended December 31,
	2014	2013

Revenue	$-	$-

Operating expenses:
Research and development	12,267,313	3,109,331
General and administrative	10,175,323	3,476,879
Depreciation and amortization expense	37,908	1,560
Loss on disposition of equipment	-	4,122
Total operating expenses	22,480,544	6,591,892

Loss from operations	(22,480,544)	(6,591,892)

Other expense:
Interest expense	(866)	(2,508)
Loss on change in fair value - derivative liabilities	(2,206,099)	(4,179,392)
Total other expense	(2,206,965)	(4,181,900)

Net loss	$(24,687,509)	$(10,773,792)

Net loss per common share - basic and diluted	$(0.90)	$(0.47)

Weighted average number of common shares outstanding - basic and diluted	27,363,748	22,752,752

See accompanying notes to consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statement of Changes in Stockholders' Deficit

For the Years Ended December 31, 2014 and 2013

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2012	21,391,665	$21,392	$56,867,706	$(55,743,463)	$1,145,635
Stock-based compensation	265,834	265	657,547	-	657,812
Proceeds from the sale of common stock	554,310	554	2,882,703	-	2,883,257
Issuance of common stock from exercise of options	16,650	17	13,036	-	13,053
Issuance of common stock from exercise of warrants	2,336,988	2,337	3,465,058	-	3,467,395
Transfer of warrant derivatives from liability to equity classification	-	-	1,047,095	-	1,047,095
Net loss	-	-	-	(10,773,792)	(10,773,792)
Balance, December 31, 2013	24,565,447	24,565	64,933,145	(66,517,255)	(1,559,545)
Stock-based compensation	379,901	381	6,280,248	-	6,280,629
Proceeds from the sale of common stock, net of offering costs	2,379,433	2,380	15,432,925	-	15,435,305
Issuance of common stock from exercise of options	310,400	310	274,843	-	275,153
Issuance of common stock from exercise of warrants	2,336,658	2,336	157,658	-	159,994
Direct costs incurred before shares are issued	-	-	(30,000)	-	(30,000)
Transfer of warrant derivatives from liability to equity classification	-	-	2,203,443	-	2,203,443
Net loss	-	-	-	(24,687,509)	(24,687,509)
Balance, December 31, 2014	29,971,839	$29,972	$89,252,262	$(91,204,764)	$(1,922,530)

See accompanying notes to consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2014	2013
Cash Flows From Operating Activities:
Net loss	$(24,687,509)	$(10,773,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	6,280,629	657,812
Depreciation expense	37,908	1,560
Loss on disposition of equipment	-	4,122
Change in fair value of derivative liabilities	2,206,099	4,179,392
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	(193,894)	106,579
Increase (decrease) in:
Accounts payable and accrued liabilities	1,874,841	(518,089)
Accounts payable and accrued liabilities - related parties	133,172	50,000
Net Cash Used In Operating Activities	(14,348,754)	(6,292,416)

Cash Flows From Investing Activities:
Restricted cash	(34,733)	-
Purchase of property and equipment	(151,688)	(16,592)
Net Cash Used In Investing Activities	(186,421)	(16,592)

Cash Flows From Financing Activities:
Payments on note payable	(161,841)	(140,000)
Sales of common stock, net of offering costs	15,435,305	2,883,257
Proceeds from exercise of options and warrants	435,147	3,480,448
Net Cash Provided By Financing Activities	15,708,611	6,223,705

Net change in cash	1,173,436	(85,303)
Cash at beginning of period	5,533,366	5,618,669
Cash at end of period	$6,706,802	$5,533,366

Supplemental disclosures of cash flow information:
Cash paid for interest	$866	$561
Cash paid for income tax	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Stock issuance costs accrued in accounts payable and accrued expenses	$30,000	$-
Insurance financed through premium finance agreements	$287,568	$157,825
Transfer of warrant derivatives from liability to equity classification	$2,203,443	$1,047,095

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

Cash and Cash Equivalents – The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. Balances held by the Company are typically in excess of FDIC insured limits. At December 31, 2014 and 2013, all of the Company’s cash was deposited in one bank.

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

The following tables set forth assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as of December 31, 2014 and 2013. As required by ASC 820 “Fair Value Measurements and Disclosures”, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total

Derivative liabilities:
At December 31, 2014	-	-	$6,709,911	$6,709,911
At December 31, 2013	-	-	6,707,255	6,707,255

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

Research and Development Costs – Research and development costs are expensed as incurred. Research and development reimbursements and grants are recorded by the Company as a reduction of research and development costs. For the years ended December 31, 2014, and 2013, the Company incurred $12,267,313 and $3,109,331 of research and development costs, respectively.

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

	December 31, 2014	December 31, 2013
Options	3,013,084	1,985,384
Warrants	7,634,058	9,673,290
Total	10,647,142	11,658,674

Recent Accounting Pronouncements – In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-10, Development Stage Entities. The amendments in this Update remove the definition of a development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows, and shareholder’s equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.  Finally, the amendments also remove paragraph 810-10-15-16, which states that a development stage entity does not meet the condition in paragraph 810-10-15-14(a) to be a variable interest entity (VIE) if (1) the entity can demonstrate that the equity invested in the legal entity is sufficient to permit it to finance the activities it is currently engaged in and (2) the entity’s governing documents and contractual arrangements allow additional equity investments. Under the amendments, all entities within the scope of the Variable Interest Entities Subsections of Subtopic 810-10, Consolidation—Overall, would be required to evaluate whether the total equity investment at risk is sufficient using the guidance provided in paragraphs 810-10-25-45 through 25-47, which requires both qualitative and quantitative evaluations. The amendments in this Update are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, and early adoption is required. The Company evaluated and adopted ASU 2014-10 at June 30, 2014.

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

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern. The Update provides U.S. GAAP guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the effects of ASU 2014-15 on the consolidated financial statements.

Subsequent Events – The Company’s management reviewed all material events through the date of the consolidated financial statements were issued for subsequent event disclosure consideration. See Note 10.

Note 2 – Related Party Transactions

MSKCC:

On February 11, 2002, the Company entered into a License, Development and Commercialization Agreement with Sloan-Kettering Institute of Cancer Research (“SKI”), an entity related to Memorial Sloan Kettering Cancer Center (“MSKCC”), a majority shareholder of the Company.  The agreement was amended in August 2006.  Pursuant to the agreement, the Company licensed certain intellectual property from SKI, including critical patents with respect to the Company’s core technology that also supports ongoing research and clinical development of related drug candidates.  MSKCC agreed, subject to certain conditions, to utilize the funds paid for certain clinical and preclinical programs and activities related to the Company’s drug development and clinical study programs, including the payment of certain costs and expenses that would otherwise have been borne by the Company.

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

On September 4, 2013, the Company entered into a letter agreement with SKI to set forth the amount that the Company owes SKI for the period from 2011 to 2014 under the License Agreement.  The total amount that the Company owes SKI for the period from 2011 to 2014 is $815,100 plus all relevant licensed intellectual property related pass through costs to be determined.  The amount owed does not include amounts the Company may owe for patent expenses under the License Agreement.  For the years ended December 31, 2014 and 2013, the annual maintenance fee was $184,556 and $232,730 plus third party costs incurred.

On March 27, 2012, the Company entered into an additional clinical trial agreement with MSKCC Cancer Center with respect to conducting a Phase 1/2 trial of combination therapy of low dose cytarabine and fractionated dose of Lintuzumab-Ac225.  The Company will pay $31,185 for each patient that has completed the clinical trial.  Upon execution of the agreement, the Company paid a start-up fee of $79,623 in 2012. During the year ended December 31, 2014 and 2013, the Company recorded an expense of $62,370 and $0, respectively.

As of December 31, 2014 and 2013, the Company has a payable to MSKCC covering the annual maintenance costs, clinical trials expense and patent costs totaling $189,537 and $81,185, respectively.

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

On December 9, 2013, the Company entered into another engagement agreement with its placement agent for the 2013 Common Stock Offering, (“the 2013 Offering”). The 2013 Offering was completed in two tranches, December 9, 2013 and January 10, 2014. The agreement entered in on December 9, 2013 had similar terms as the 2012 agreement, including a cash fee equal to 10% of the gross proceeds raised, a non-accountable expense reimbursement equal to 2% of the gross proceeds raised and warrants to purchase shares of the Company’s Common Stock in an amount equal to 10% of the shares of common stock issued or issuable. Subsequent to the closing of the 2013 Offering, the placement agent continued to provide certain financial advisory services to the Company until three months after the Company had up-listed its securities for trading on a U.S. National Exchange for a monthly fee of $25,000. On May 28, 2014, the Company and the placement agent agreed to terminate the December 9, 2013 engagement agreement. For the year ended December 31, 2014 the Company paid its placement agent $75,000.  As of December 31, 2014, the Company owed its placement agent $25,000.

For the years ended December 31, 2014 and 2013, the placement agent received a cash fee of $397,303 and $399,103, respectively, from the 2013 Offering and was issued warrants to purchase 68,976 and 69,289 shares, respectively, of the Company’s Common Stock at $9 per share for a period of 5 years.

On July 10, 2014, the Company completed another public offering pursuant to a shelf registration statement previously filed where the placement agent acted as lead manager. The placement received a cash fee of $455,108.

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at December 31, 2014 and 2013:

	December 31,	December 31,
	2014	2013

Security deposit	$11,350	$5,750
Prepaid insurance	368,223	157,825
Other prepaid expenses	320,278	54,814
	$699,851	$218,389

Note 4 – Property and Equipment

Property and equipment consisted of the following at December 31, 2014 and 2013:

		December 31,	December 31,
	Lives	2014	2013

Lab equipment	3 years	$108,713	$-
Office equipment	3 years	58,455	15,480
Less: accumulated depreciation		(39,468)	(1,560)
Property and equipment, net		$127,700	$13,920

Depreciation expense for the years ended December 31, 2014 and 2013 was $37,908 and $1,560, respectively. The Company wrote off certain undepreciated property and equipment during the year ended December 31, 2013 and recorded a loss of $4,122 on the disposition.

Note 5 – Note Payable

On December 28, 2013, the Company entered into a premium finance agreement for its director and officer liability insurance policy in the amount of $157,825. Pursuant to the agreement, the Company paid $15,995 in monthly installments for nine months. During the year ended December 31, 2014, the Company paid $157,825 on this note.

On October 25, 2014, the Company entered into a premium finance agreement for its multiple commercial insurance policies in the amount of $43,075. Pursuant to the agreement, the Company is required to pay $4,882 in monthly installments for nine months. During the year ended December 31, 2014, the Company paid principal and interest of $4,882 on this note.

On December 28, 2014, the Company entered into a premium finance agreement for its director and officer liability insurance policy in the amount of $244,493. Pursuant to the agreement, the Company is required to pay $27,614 in monthly installments for nine months.

As of December 31, 2014 and 2013, the outstanding balance related to the premium finance agreements was $283,552 and $157,825, respectively.

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

Activities for derivative warrant instruments during the years ended December 31, 2014 and 2013 were as follows:

	Shares subject to warrants	Fair Value

Balance, December 31, 2012	5,146,338	$3,574,958

Transfer from liability to equity classification	(3,177,715)	(1,047,095)

Change in fair value	-	4,179,392

Balance, December 31, 2013	1,968,623	$6,707,255

Transfer from liability to equity classification	(319,294)	(2,203,443)

Change in fair value	-	2,206,099

Balance, December 31, 2014	1,649,329	$6,709,911

During the year ended December 31, 2014, 2,501,993 warrants were exercised, of which 319,294 were derivative warrants. The fair value of these derivative warrants totaling $2,203,443 were measured on the various exercise dates and reclassified to additional paid-in capital.

During the year ended December 31, 2013, certain derivative warrants expired or were exercised. The fair value of these derivative warrants totaling $1,047,095 were measured on the expiration or exercise date and reclassified to additional paid-in capital.

The fair values of the derivative warrants were calculated using a modified binomial valuation model with the following assumptions at each balance sheet date.

	December 31,	December 31,
	2014	2013

Market value of common stock on measurement date (1)	$5.89	$5.89
Adjusted exercise price	$2.48	$2.48
Risk free interest rate (2)	1.10%	1.27%
Warrant lives in years	3.0 years	0.5 years
Expected volatility (3)	71%	73%
Expected dividend yield (4)	-	-
Probability of stock offering in any period over 5 years (5)	100%	25%
Offering price (6)	$4.50	$9.00

(1)	The market value of common stock at the above measurement dates is based on the Company’s trading price quoted on the OTC Markets for December 31, 2013 and on the NYSE MKT for December 31, 2014.

(2)	The risk-free interest rate was determined by management using the Treasury Bill rate as of the respective measurement date.

(3)	Because the Company does not have adequate trading history to determine its historical trading volatility, the volatility factor was estimated by management using the historical volatilities of comparable companies in the same industry and region.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management determines the probability of future stock offering at each evaluation date.

(6)	Represents the estimated offering price in future offerings as determined by management.

Note 7 – Commitments and Contingencies

License and Research Agreements

The Company has entered into license and research and development agreements with third parties under which the Company is obligated to make upfront payments as well as milestone and royalty payments. Notable inclusions in this category are:

a.	AbbVie Biotherapeutics Corp. (formerly Abbott Biotherapeutics Corp) – The Company entered into a Product Development and Patent License Agreement with AbbVie Biotherapeutics Corp. in 2003 to secure exclusive rights to a specific antibody when conjugated with alpha emitting radioisotopes. Upon execution of the agreement, the Company made a license fee payment of $3,000,000.

The Company agreed to make milestone payments totaling $7,750,000 for the achievement of the following agreed to and contracted milestones:

Milestones	Payments

(1) when Company initiates a Phase I Clinical Trial of a licensed product	$750,000
(2) when Company initiates a Phase II Clinical Trial of a licensed product	750,000
(3) when Company initiates a Phase III Clinical Trial of a licensed product	1,500,000
(4) Biological License Application filing with U.S. FDA	1,750,000
(5) First commercial sale	1,500,000
(6) after the first $10,000,000 in net sales	1,500,000

Under the agreement, the Company shall pay to AbbVie Biotherapeutics Corp. on a country-by-country basis a royalty of 12% of net sales of all licensed products until the later of: (1) 12.5 years after the first commercial sale, or (2) when the patents expire.

The Company met its first milestone in 2012 and upon reaching the milestone the Company paid AbbVie Biotherapeutics Corp. a milestone payment of $750,000 on July 24, 2012.  The milestone payment for the Phase 1 Clinical Trial was recorded as research and development expense. The Company has not initiated a Phase 2 Clinical Trial and no payment has been made to AbbVie Biotherapeutics Corp. since the July 24, 2012 payment.

b.	Memorial Sloan Kettering Cancer Center (MSKCC) – see Note 2 - Related Party Transactions.

c.

AptivSolutions provides project management services for the study of the drug Ac-225-HuM195 (Actimab-A) used in the Company’s Phase 1 and Phase 2 clinical trials.  The total project is estimated to cost approximately $1.9 million and requires a 12.5% down payment of the total estimated project cost.  The down payment totaling $239,000 was paid in 2007 and 2012.  On August 6, 2012, October 22, 2012 and May 16, 2013, the agreement was amended to provide for additional services.  The total project is estimated at approximately $2.7 million at December 31, 2014. AptivSolutions bills the Company when services are rendered and the Company records the related expense to research and development costs. For the years ended December 31, 2014 and 2013, the Company incurred expenses of $388,000, and $270,000, respectively, related to this agreement.

d.

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

During the years ended December 31, 2014 and 2013, the Company recorded and paid fees of approximately $222,000 and $75,000, respectively, related to this agreement.

e.	On August 28, 2012, the Company entered into a clinical trial agreement with The University of Texas M.D. Anderson Cancer Center. The total estimated cost of conducting the clinical trial is approximately $500,000, which includes a non- refundable institutional fee of $14,500. The estimated cost is based on treating 24 patients through 2013. Upon execution of the agreement, the Company paid $33,946. During 2013, there was one patient treated and the Company paid $34,383 in July 2013. During the year ended December 31, 2014, the Company recorded an expense of approximately $102,000.

f.	On February 27, 2014, the Company entered into a manufacturing agreement with Goodwin Biotechnology Inc. (“Goodwin”). Goodwin will oversee the current Good Manufacturing Practices (cGMP) production of a monoclonal antibody anticipated to be used in an upcoming phase 3 clinical trial of Iomab-B. Total cost of the agreement is $3.3 million. The Company paid a non-refundable payment of $562,790 upon execution of the agreement. Periodic payments will be made upon reaching certain milestones. As of December 31, 2014, the remaining cost of the agreement is approximately $2.2 million. Goodwin bills the Company when services are rendered and the Company records the related expense to research and development costs. As of December 31, 2014, the Company has $662,239 payable to Goodwin.

g.

On June 20, 2014, the Company entered into a CRO agreement with Act Oncology. Act Oncology provides project management services for the study of Iomab-B used for the intended Phase 3 clinical trial.  The total project is estimated to cost approximately $0.8 million. During 2014, the Company recorded expenses of approximately $0.7 million. Act Oncology bills the Company when services are rendered and the Company records the related expense to research and development costs.

h.	On September 30, 2014, the Company entered into a research agreement with the Albert Einstein College of Medicine of Yeshiva University (“Einstein”). According to the agreement, Einstein will use certain materials provided by the Company to complete a research project. The research project will explore the feasibility of using Actinium 225 to prepare patients with blood borne cancers to receive a hematopoietic stem cell transplant. Einstein will periodically provide the Company with reports showing project data or research. The total fixed price of the project is $183,391 which is payable to Einstein in three payments. A payment of approximately $92,000 was made in October 2014.

Lease Agreements

On August 1, 2012, the Company entered into a rental agreement for office space at 501 Fifth Avenue, New York, NY. The agreement was terminated on May 31, 2013. On June 4, 2013 and amended on October 4, 2013, the Company entered into two rental agreements for office space at 546 Fifth Avenue, New York, NY. One of the agreements was terminated on July 6, 2014. The Company plans to maintain office space at 546 Fifth Avenue, New York, NY on a month to month basis. The Company paid a one month refundable deposit on the space that it maintains in New York, NY.  On April 22, 2014, the Company entered into a sublease agreement for office space located at 379 Thornall Street, Edison, NJ. This agreement expires on September 30, 2016. The Company issued a letter of credit for $34,733 to the existing tenant and maintained a $34,733 certified deposit as collateral for the letter of credit.

Future minimum obligations on the lease are:

For the year ending December 31,
2015	$109,410
2016	84,011
193,421

Note 8 – Equity

On December 9, 2013, the Company entered into an engagement agreement with its placement agent for the 2013 Common Stock Offering, (the “2013 Offering”) The 2013 Offering was completed in two tranches, on December 9, 2013 and January 10, 2014.

On December 27, 2013, the Company completed the first sale of the 2013 Offering pursuant to a Unit Purchase Agreement, with certain accredited investors and pursuant to which: the investors agreed to purchase (i) an aggregate of 554,310 shares (the “Shares”) of common stock at $6.00 per share and (ii) five-year warrants to purchase an aggregate of 138,577 shares of common stock at an exercise price of $9.00 per share. The Company received $3,325,860 in gross proceeds from the sale of securities and $2,883,257 net proceeds after deducting the underwriting discount and the other offering expenses. The transaction date fair value of the warrants of $0.4 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate – 0.07%, expected volatility – 84.06%, expected dividend yield - 0%, and a contractual life of 5 years.

In January 2014, the Company completed the final tranche of the 2013 Offering and received approximately $3.3 million total gross proceeds from accredited investors (“2014 Closing”). The Company paid its placement agent total cash fees of approximately $395,000 and paid attorney fees of $40,000 for their services resulting in net proceeds of $2,873,557. In the 2014 Closing, the Company sold 551,810 shares of common stock at $6.00 per share and granted 137,952 units of five-year warrants with an exercise price of $9.00 per share. The warrants are exercisable for a period of five years from the date of issuance. The transaction date fair value of the warrants of $0.6 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate - 1.64%, expected volatility - 88%, expected dividend yield - 0%, and a contractual life of 5 years.

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

During January 2014, in connection with the Offering, the Company issued the Placement Agent warrants to purchase an aggregate of 68,976 shares of common stock with an exercise price of $9.00 per share. The transaction date fair value of the warrants of $0.3 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate – 1.64%, expected volatility - 88%, expected dividend yield - 0%, and a contractual life of 5 years.

On June 30, 2014, the Company received gross proceeds of $12,525,000 from a public offering of 1,670,000 shares of the Company’s common stock, $0.001 par value per share at a price to the public of $7.50 per share less underwriting discounts. The Company paid an underwriting discount of $876,750, paid the other offering expenses of $125,000, and paid attorney and auditor fees of $72,000 resulting in net proceeds of $11,451,250. Under the terms of the underwriting agreement, the Company also granted the underwriters a 30-day option to purchase up to an additional 250,000 shares of common stock to cover over-allotments, if any, at the offering price.

On July 10, 2014, the underwriter exercised their over-allotment option to purchase an additional 157,123 shares from the Company for $7.50 per share. Including the exercise of the over-allotment option of $1.2 million, in gross proceeds, the Company’s June offering totaled 1,827,123 shares, representing gross proceeds of approximately $13.7 million and approximately $12,555,748 net after deducting the underwriting discount and the other offering expenses.

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

Restricted Stock

During 2013, the Company granted employees, consultants and board members 312,500 shares of restricted stock. 80,000 shares of restricted stock vest 1 year from the grant date, 100,000 shares have a vesting period of 24 months. The remaining restricted shares granted are performance based and vest over time. The shares granted during the year ended December 31, 2013 were valued at $678,000 based on the stock price on the grant dates.

During the year ended December 31, 2014, the Company granted 633,041 shares of restricted stock and cancelled 50,000 shares of restricted stock. Of the total shares of restricted stock granted, 20,000 shares vest 3 months from the grant date, 30,374 shares vest 1 year from the grant date, 30,000 shares have a vesting period of 2 years, 202,497 shares have a vesting period of 4 years and 350,000 shares vest at the date of grant. The shares granted during the year ended December 31, 2014 were valued at $4,827,516 based on the stock price on the grant dates. As of December 31, 2014, 202,723 shares related to the restricted stock granted previously have not been issued.

Stock Options

Following is a summary of option activities for the year ended December 31, 2014 and 2013:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2012	2,330,134	$0.96	8.91	$685,800
Granted	787,450	6.62	10.00	-
Cancelled	(1,115,550)		-	-
Exercised	(16,650)	0.78	-	-
Outstanding, December 31, 2013	1,985,384	3.23	8.34	5,908,696
Issued	1,338,100	8.86	10.00	-
Exercised	(310,400)	0.95	-	-
Outstanding, December 31, 2014	3,013,084	5.98	8.35	4,728,842

Exercisable, December 31, 2014	714,447	$1.20	6.20	$3,357,044

During 2013, the Company granted employees and board members 787,450 options to purchase the Company’s common stock with exercise prices ranging from $3.60 to $6.70, a term of 10 years and vesting over a 4-year period. The fair value of $3.7 million was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.36% - 1.55% (2) expected life of 6 years, (3) expected volatility of 83.32% - 98.45%, and (4) zero expected dividends

During the year ended December 31, 2013, the Company received gross proceeds of $13,053 for exercise of options for 16,650 shares of the Company’s common stock.

During the year ended December 31, 2014, the Company granted employees, consultants, and its board members 1,338,100 options to purchase the Company’s common stock with exercise prices ranging from $0.78 to $11.95 and a term of 10 years with vesting over a 4-year period.  The options have an aggregated fair value of $8.7 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.77% - 2.07% (2) expected life of 6 years, (3) expected volatility of 82.47% - 87.76%, and (4) zero expected dividends.

During the year ended December 31, 2014, the Company received gross proceeds of $275,153 for exercise of options for 310,400 shares of the Company’s common stock.

All options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at December 31, 2014 and 2013 was $10,213,905 and $3,999,368, respectively. During the years ended December 31, 2014 and 2013, the Company recorded option expense of $2.4 million and $0.3 million, respectively.

Warrants

Following is a summary of warrant activities for the year ended December 31, 2014 and 2013:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, December 31, 2012	12,770,637	$0.97	4.48	$6,114,768
Granted	329,866	7.47	6.40	-
Exercised	(2,403,429)	1.58	-	-
Forfeited	(1,023,784)		-	-
Outstanding, December 31, 2013	9,673,290	$1.06	4.89	$47,396,307
Granted	491,928	8.33	7.90	-
Exercised	(2,501,993)	0.67	-	-
Forfeited	(29,167)	6.70	-	-
Outstanding, December 31, 2014	7,634,058	1.64	3.97	34,317,224

Exercisable, December 31, 2014	7,349,058	$1.40	3.76	$34,283,224

During the year ended December 31, 2013, warrants to purchase 122,000 shares of common stock were granted to service providers at exercise prices ranging from $3.60 to $6.70 per share. These warrants have a term of 7 to 10 years and include (1) Warrants to purchase 72,000 shares of common stock vested immediately and were valued at $177,313 on the grant date; and (2) Warrants to purchase 50,000 shares of common stock vest over a year and were valued at $235,737 on the grant date. The fair value on the grant date was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include (1) discount rate of 1.36% - 1.55%, (2) expected term of 5 years, (3) expected volatility of 91.56%, and (4) zero expected dividends. As of December 31, 2013, unrecognized compensation expense related to the warrants was $226,049.

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

During the year ended December 31, 2014, the Company granted warrants to purchase 137,952 shares of the Company’s common stock to investors and warrants to purchase 68,976 shares of the Company’s common stock to its placement agent in connection with the January 2014 Closing.

During the year ended December 31, 2014, the Company also granted three consultants warrants to purchase 285,000 shares of the Company’s common stock with exercise prices ranging from $5.55 to $11.66 per share and a term of 10 years. These warrants vest when certain milestones are met. The fair value of the warrants was $2.1 million on the grant date and was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include (1) discount rate of 1.56% - 1.66%, (2) expected term of 5 years, (3) expected volatility of 82.47-87.76%, and (4) zero expected dividends. As of December 31, 2014, unrecognized compensation expense related to the warrants was $1,495,128.

During the year ended December 31, 2014, 2,501,993 warrants were exercised by the warrant holders. The Company issued 2,336,658 shares of common stock and received gross proceeds of $159,994.

During the year ended December 31, 2014 and 2013, the Company recorded stock-based compensation related to the warrants of $0.1 million and $0.2 million, respectively.

Note 9 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Net operating losses	$22,866,340	$17,884,298
Less: valuation allowance	(22,866,340)	(17,884,298)

Deferred tax assets, net	$-	$-

As of December 31, 2014, for U.S. federal income tax reporting purposes, the Company has approximately $67.0 million of unused net operating losses (“NOLs”) available for carry forward to future years. The benefit from the carry forward of such NOLs will begin expiring during the year ended December 31, 2021. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOLs carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

The difference between the income tax provision and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended December 31, 2014 and 2013 are as follows:

	For the years ended
	December 31, 2014		December 31, 2013

Federal income taxes at 34%	$(8,393,753)	(34.00)%	$(3,663,089)	(34.00)%
Stock-based compensation	2,135,414	8.65%	163,519	1.52%
Change in fair value of derivatives	750,073	3.04%	1,420,993	13.19%
Other	526,224	2.13%	-	-%
Change in valuation allowance	4,982,042	20.18%	2,078,577	19.29%

Provision for income tax	$-	-	$-	-

Note 10 – Subsequent Events

On February 11, 2015, the Company completed an underwritten offering of 4,444,444 shares of its common stock and warrants to purchase an aggregate of 3,333,333 shares of its common stock at a price to the public of $4.50 per share. The warrants will be exercisable for a period of 4 years at an exercise price of $6.50 per share. The Company received net proceeds of approximately $18.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us, and excluding the underwriters’ over-allotment option. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 666,666 shares of common stock and warrants to purchase 499,999 shares of common stock solely to cover over-allotments, if any. The underwriter did not exercise the over-allotment option.

On February 18, 2015, the Company granted employees and its board members 456,000 options to purchase the Company’s common stock with exercise price of $3.58 and a term of 10 years with vesting over a 4-year period.  The options have an aggregated fair value of $1.0 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.66% (2) expected life of 6 years, (3) expected volatility of 82.47%, and (4) zero expected dividends.

Subsequent to December 31, 2014, the Company issued 891,131 common shares to for cashless exercise of warrants, issued 164,662 shares to consultants in connection with various consulting agreements and issued 10,000 shares to an employee pursuant to an employee agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure controls and procedures. The Company, under the supervision and with the participation of its management, including the Company’s principal executive officer and principal financial and accounting officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s principal executive officer and principal financial and accounting officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2014 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management concluded that as of December 31, 2014, the Company’s internal control over financial reporting was effective.

Changes in internal controls over financial reporting. There were no changes in the Company's internal controls over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Item 1.01 Entry into a Material Definitive Agreement

On March 11, 2015 and effective August 11, 2014, our Chairman of the Board entered into a consulting agreement with the Company to serve as Executive Chairman of the Company. The disclosure from Part III, Item 11 Executive Compensation -- “Executive Chairman Agreement”, is hereby incorporated by reference. The description of the Executive Chairman Agreement is qualified in its entirety by reference to the provisions of the Executive Chairman Agreement filed as Exhibit 10.43 to this Form 10-K, which is incorporated by reference herein.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors And Executive Officers

The names, positions and ages of our directors and executive officers as of March 16, 2015, are as follows:

Name	Age	Position
Sandesh Seth, MS, MBA	50	Executive Chairman

Kaushik J. Dave, PhD, MBA	53	President, Chief Executive Officer, Interim Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

Dragan Cicic, MD	50	Chief Operating Officer and Chief Medical Officer

David Nicholson, PhD	59	Director

Richard I. Steinhart	57	Director

Sergio Traversa, MBA	53	Director

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

Background of Executive Officers and Directors

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Sandesh Seth, MS, MBA, Executive Chairman

Mr. Sandesh Seth has been our Director since March 2012, our Chairman of the Board since October 2013, and Executive Chairman since August 2014.  Mr. Seth is also affiliated with Laidlaw & Co. (UK) Ltd., a healthcare focused, investment banking and wealth management firm with $2.5 billion in assets where he is Head of Healthcare Investment Banking. Mr. Seth is the Lead Director of Relmada Therapeutics, Inc., a publicly listed, specialty pharmaceuticals company focused on pain therapeutics.

Mr. Seth has 20+ years of experience in investment banking (Cowen & Co.), equity research (Bear Stearns, Commonwealth Associates) and in the pharma industry (Pfizer, Warner-Lambert, SmithKline in strategic planning, business development and R&D project management). Mr. Seth has an MBA in Finance from New York University; an M.S. in the Pharmaceutical Sciences from the University of Oklahoma Health Center and a B.Sc. in Chemistry from Bombay University. He has published several scientific articles and was awarded the University Regents Award for Research Excellence at the University of Oklahoma. Mr. Seth was designated as Regulatory Affairs Certified (R.A.C.) by the Regulatory Affairs Professionals Society which signifies proficiency with U.S. FDA regulations.

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

C. David Nicholson, BS, PhD, Director

C. David Nicholson has been a Director of the Company since 2008. Mr. Nicholson is also a member of our Audit Committee, Compensation Committee and Corporate Governance Committee. In August 2014, Mr. Nicholson joined Actavis plc and Forest Laboratories, Inc. as Senior Vice President, Actavis Global Brands R&D. From March 2012 to August 2014, Mr. Nicholson was on the Executive Committee of Bayer CropScience as Head of Research & Development responsible for the integration of the company’s R&D activities into one global organization. Dr. Nicholson graduated in pharmacology, earning his B.Sc. from the University of Manchester (1975) and his Ph.D. from the University of Wales (1980). Between 1978 and 1988, Dr. Nicholson worked in the pharmaceutical industry for the British company Beecham-Wülfing in Gronau, Germany. The main emphasis of his activities as group leader in a multidisciplinary project group was the development of cardiovascular drugs.

From 1988-2007, Dr, Nicholson held various positions of increasing seniority in the UK, the Netherlands and the USA with Organon a Business Unit of Akzo Nobel. Ultimately, he became Executive Vice President, Research & Development, and member of the Organon Executive Management Committee. He implemented change programs, leading to maximizing effectiveness in research & development, ensuring customer focus and the establishment of a competitive pipeline of innovative drugs. In 2007, Dr. Nicholson transferred to Schering-Plough, Kenilworth, New Jersey as Senior Vice President, responsible for Global Project Management and Drug Safety. From 2009 to December 2011, he was Vice President Licensing and Knowledge Management at Merck in Rahway, New Jersey, reporting to the President of Merck R&D. As an integration team member, David Nicholson played a role in the strategic mergers of Organon BioSciences, the human and animal health business of Dutch chemical giant Akzo-Nobel, and Schering-Plough in 2007 as well as of Schering-Plough and Merck in 2009.

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

Richard I. Steinhart, Director

Richard I. Steinhart has served as our Director and Chairman of the Audit Committee since November 2013.  Mr. Steinhart is also a member of our Compensation Committee and Corporate Governance Committee. Since March 2014 Mr. Steinhart has been a Member of the Board of Directors of Atossa Genetics, Inc. where he is Chairman of the Audit Committee and a member of the Compensation Committee. Beginning January 2014, Mr. Steinhart has been a financial and strategic consultant to the biotechnology and medical device industries. From April 2006 through December 2013, Mr. Steinhart was employed by MELA Sciences, Inc., as their Vice President, Finance and Chief Financial Officer, Treasurer and Secretary. In April 2012, Mr. Steinhart received a promotion to Sr. Vice President, Finance and Chief Financial Officer. From May 1992 until joining MELA Sciences, Mr. Steinhart was a Managing Director of Forest Street Capital/SAE Ventures, a boutique investment banking, venture capital, and management consulting firm focused on healthcare and technology companies. Prior to Forest Street Capital/SAE Ventures, he was Vice President and Chief Financial Officer of Emisphere Technologies, Inc. Mr. Steinhart’s other experience includes seven years at CW Group, Inc., a venture capital firm focused on medical technology and biopharmaceutical companies, where he was a General Partner and Chief Financial Officer. Mr. Steinhart began his career at Price Waterhouse, now known as PricewaterhouseCoopers. He holds B.B.A. and M.B.A degrees from Pace University and is a Certified Public Accountant (inactive).

That Mr. Steinhart brings over 25 years of financial experience to our Board, having served in various financial executive-level positions over the course of his career, and that Mr. Steinhart is a certified public accountant led us to conclude that Mr. Steinhart should serve as a director and chair the audit committee.

Sergio Traversa, Director

Mr. Traversa has been a Director of the Company since August, 2012.  Mr. Traversa is also a member of our Compensation Committee and Corporate Governance Committee. Mr. Traversa is also the Chief Executive Officer and a director of Relmada Therapeutics Inc.  Previously, he was the co-founder and CEO of Medeor Inc. a spinoff pharmaceutical company from Cornell University.  Mr. Traversa has over 25 years of experience in the healthcare sector in the United States and Europe, ranging from management positions in the pharmaceutical industry to investing and strategic advisory roles. He has held financial analyst, portfolio management and strategic advisory positions at large United States investment firms specializing in healthcare, including Mehta and Isaly and Mehta partners, ING Barings, Merlin BioMed and Rx Capital. Mr. Traversa was a founding partner of Ardana Capital, a pharmaceutical and biotechnology investment advisory firm. In Europe, he held the position of Area Manager for Southern Europe (Italy, Spain, Greece and Portugal) of Therakos Inc., a cancer and immunology division of Johnson & Johnson. Prior to Therakos, Dr. Traversa was at Eli Lilly, where he served as Marketing Manager of the Hospital Business Unit. He was also a member of the CNS team at Eli Lilly, where he participated in the launch of Prozac and the early development of Zyprexa and Cymbalta. Mr. Traversa started his career as a sales representative at Farmitalia Carlo Erba, the largest pharmaceutical company in Italy later sold to Pharmacia and now part of Pfizer. Mr. Traversa holds a Laurea degree in Pharmacy from the University of Turin (Italy) and an MBA in Finance and International Business from the New York University Leonard Stern School of Business.

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

Corporate Governance

The Board of Directors oversees our business affairs and monitors the performance of management. In accordance with our corporate governance principles, the Board of Directors does not involve itself in day-to-day operations. The directors keep themselves informed through discussions with the Chief Executive Officer, the Executive Chairman, and other key executives and by reading the reports and other materials that we send them and by participating in Board of Directors and committee meetings.

Term of Office

Our directors are divided into three classes, designated Class I, Class II and Class III.  Class I consists of two directors, Class II consists of two directors, and Class III consists of the chief executive officer.

The term of each director is set forth below or until their successors are duly elected:

Director	Class	Term (from 2014 Annual Meeting)
Kaushik Dave	Class III	24 months
David Nicholson	Class I	36 months
Sandesh Seth	Class II	12 months
Sergio Traversa	Class II	12 months
Richard Steinhart	Class I	36 months

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

(i) compensation for board or board committee service,
(ii) compensation paid to an immediate family member who is an employee (other than an executive officer) of the company,
(iii) compensation received for former service as an interim executive officer (provided the interim employment did not last longer than one year), or
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

Our Common Stock is currently listed on the NYSE MKT exchange under the ticker symbol “ATNM”. Under the above-mentioned NYSE MKT director independence rules David Nicholson, Richard Steinhart and Sergio Traversa are independent directors of the Company.

Executive Chairman

In August 2014, our Board created the office of Executive Chairman of the Company and appointed Sandesh Seth, our Chairman of the Board, as Executive Chairman of our Company.

As Executive Chairman of our Company, Mr. Seth acts as an officer and consultant and, as such, performs his duties subject in all instances to the oversight of our board of directors and the power of our board of directors to approve all applicable corporation actions (which powers shall not be vested in the office of Executive Chairman). The Executive Chairman is not an “executive officer” (as defined in SEC Rule 3b-7) of our Company as the role of the Executive Chairman by design is not an officer who performs a policy making function for our Company. Rather, the Executive Chairman serves as a conduit between our board and our executive management team and is available to act as an advisor and consultant to our executive management team, who are responsible for development and implementation of our corporate policies under the supervision of our board of directors.

Subject to such other roles, duties and projects as may (consistent with the terms and provisions of our Amended and Restated Bylaws and the resolutions of our board that formed the office of Executive Chairman) be assigned by our board to the Executive Chairman, the primary responsibilities of the Executive Chairman are as follows:

i) Chair annual and special board meetings and annual stockholder meetings and, subject to availability, attend meetings of the committees of the board;

ii) Provide overall board leadership and establish guiding principles for the board;

iii) Manage the affairs of the board and facilitate board action in such a way that strategic and policy decisions are fully discussed, debated and decided by the board;

iv) In cooperation with the President and Chief Executive Officer, and other Company Officers as appropriate or selected by the Executive Chairman/Board, ensure that our strategic orientation is defined and communicated to the board for its approval and that all material issues are dealt with by the board in a timely manner;

v) Ensure that the board has efficient communication channels regarding all material issues concerning the business and see to it that directors are informed about these issues;

vi) Act as a representative of the board and consult with board members outside the regularly scheduled meetings of the board and of board committees;

vii) Meet and confer as often as required with our President and Chief Executive Officer and executive management to ensure that there is efficient communication between the Executive Chairman, the President and Chief Executive Officer, other executive management and board members;

viii) Offer advice and consultation to the President and Chief Executive Officer and executive management on the overall management of the business and affairs of our company as well as specific matters upon the request of the President and Chief Executive Officer and or the board;

ix) In consultation and partnership with the President and Chief Executive Officer, the Executive Chairman may act as our representative with business partners of our company; and

x) At the request of the board or the President and Chief Executive Officer the Executive Chairman may be placed in charge of special corporate strategic initiatives or projects.

Board Leadership Structure

Our Board has a policy that calls for the role of Chairman of the Board and Chief Executive Officer (CEO) to be separate, as it believes that the most effective leadership structure for us at this time is not to have these roles combined.  Dr. Kaushik J. Dave serves as our President and Chief Executive Officer and Sandesh Seth is our Chairman of the Board who serves as the Executive Chairman.  We believe this structure of having a separate CEO and Chairman provides proper oversight of our operations.

Board of Directors Meetings and Attendance

During the fiscal year 2014, the Board of Directors held 48 meetings. Each member of our Board was present at eighty-five (85%) percent or more of the Board meetings held. No actions were approved by unanimous written consent. It is our policy that directors should make every effort to attend the annual meeting of stockholders, and each of our directors. Sandesh Seth, Kaushik Dave, David Nicholson, Richard Steinhart and Sergio Traversa, attended the annual meeting of stockholders in 2014.

Committees of the Board of Directors

Our board of directors has formed three standing committees: audit, compensation and corporate governance. Actions taken by our committees are reported to the full board. Each of our committees has a charter and each charter is posted on our website.

Audit Committee	Compensation Committee	Corporate Governance Committee
Richard I. Steinhart*	Dr. David Nicholson*	Sergio Traversa*
Dr. David Nicholson	Richard I. Steinhart	David Nicholson
	Sergio Traversa	Richard I. Steinhart

* Indicates committee chair

Audit Committee

Our audit committee, which currently consists of two directors, provides assistance to our board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, financial reporting, internal control and compliance functions of the company. Our audit committee employs an independent registered public accounting firm to audit the financial statements of the company and perform other assigned duties. Further, our audit committee provides general oversight with respect to the accounting principles employed in financial reporting and the adequacy of our internal controls. In discharging its responsibilities, our audit committee may rely on the reports, findings and representations of the company’s auditors, legal counsel, and responsible officers. Our board has determined that all members of the audit committee are financially literate within the meaning of SEC rules and under the current listing standards of the NYSE MKT.  Richard I. Steinhart is the chairman of the audit committee.

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

Corporate Governance Committee

Corporate Governance Committee, which currently consists of three directors, monitors our corporate governance system.

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

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, except for a Form 3 for David Nicholson – a Director of the Company, a Form 4 for Dragan Cicic – our COO and CMO, and two forms 4’s for Kaushik David – our President and CEO, we believe that as of December 31, 2014, our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2014, December 31, 2013 and December 31, 2012 by our Chief Executive Officer and the two next most highly compensated executive officers.

Name/Position	Year	Salary	Bonus	Option Awards	All Other Compensation (3)	Total
Kaushik J. Dave,	2014	$350,000	$92,042	$798,865	$397,844	$1,638,751
President and CEO (1)	2013	112,134		32,830	56,875	201,839

Jack Talley, former CEO,	2014	$-	$-	$-	$-	$-
resigned on February 28, 2013	2013	298,077	-	22,481	-	320,558

Dragan Cicic, COO (2)	2014	$260,416	$88,000	$101,844	$4,081	$454,341
	2013	213,118	-	75,463	-	288,581

Enza Guagenti, former CFO,	2014	$-	$-	$-	$-	$-
resigned on March 9, 2013	2013	28,025	-	1,180	-	29,205

(1) Dr. Kaushik J. Dave became the Company’s President and CEO on September 16, 2013.

(2) Dr. Cicic’s options awards were determined by taking into consideration the following factors: (i) Dr, Cicic’s responsibilities at the Company; (ii) his performance historically and as an incentive for future efforts; (iii) compensation data taken from peer group companies (newly public biotech firms); and (iv) the level of his past awards.

(3) Includes restricted stock based compensation awarded during the period.

As an “emerging growth company” we will not be required to provide information relating to the ratio of total compensation of our Chief Executive Officer to the median of the annual total compensation of all of our employees, as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Director Compensation

Historically non-management Directors of the Company do not receive any cash compensation. Commencing October 1, 2012, our non-management Directors began to receive a quarterly cash retainer of $7,500 per calendar quarter for their service on the Board of Directors. They also receive reimbursement for out-of-pocket expenses and certain directors have received stock option grants for shares of Company Common Stock as described below.

The following table sets forth the compensation of our directors for the 2014 fiscal year:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	All Other Compensation	Total

David Nicholson	$30,000	-	-	-	$30,000
Sandesh Seth	$18,424	-	-	-	$18,424
Richard Steinhart	$30,000	-	-	-	$30,000
Sergio Traversa	$30,000	-	-	-	$30,000

(1)

At the end of fiscal year 2014, the aggregate number of option awards outstanding for each director was as follows: (i) for Mr. Nicholson, 99,900, (ii) for Mr. Seth, 49,950 (Exclude options granted to Mr. Seth not for services as a director), (iii) for Mr. Steinhart, 49,950, and (iv) for Mr. Traversa, 69,950.

Under the terms of our Director Compensation Program, the non-employee members of our Board of Directors are paid a fixed annual fee of $30,000 payable in four quarterly payments. On August 12, 2014, Sandesh Seth became the Executive Chairman of the Company and stopped receiving compensation as a board member. The amount shown in the table represents fees paid to him through August 12, 2014.

Commencing in February 2015, our non-employee directors will be paid an annual fee of $40,000 and receive annual option grants of 25,000 shares. Board committee members will receive the following compensation:

BOD Committee	Chairman	Member

Audit	$15,000	$6,000
Compensation	$10,000	$5,000
Corporate Governance	$7,500	$3,000

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

Agreement with former Director

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

Executive Chairman Agreement

In an agreement dated March 11, 2015 and effective August 11, 2014, our Chairman of the Board entered into a consulting agreement with the Company to serve as Executive Chairman of the Company. The Executive Chairman acts as an officer and consultant and, as such, performs his duties subject in all instances to the oversight of our board of directors and the power of our board of directors to approve all applicable corporation actions (which powers shall not be vested in the office of Executive Chairman). The Executive Chairman is not an “executive officer” (as defined in SEC Rule 3b-7) of our company as the role of the Executive Chairman by design is not an officer who performs a policy making function for our company. Rather, the Executive Chairman serves as a conduit between our board and our executive management team and is available to act as an advisor and consultant to our executive management team, who are responsible for development and implementation of our corporate policies under the supervision of our board of directors.

The Executive Chairman will be paid an annual consulting fee of $350,000. During the term of this agreement, the annual consulting fee shall be maintained at least at the same amount as the annual salary of the Chief Executive Officer of the Company. The Executive Chairman is also entitled to participate in a Company bonus program, which shall be established by the Board pursuant to which the Board shall award bonuses to the consultant, based upon the achievement of written individual and corporate objectives such as the Board shall determine. During the term of the agreement, the performance cash bonus shall be at least at the same amount as the performance cash bonus paid to the Chief Executive Officer of the Company. On September 23, 2014, the Board also granted to the Executive Chairman an option to purchase 280,000 common shares of the Company at an exercise price of $6.13 per share. The options vest at the rate of 2% of the grant each month from the grant Date until fully vested in accordance with the provisions of the Company’s Amended and Restated 2013 Stock Plan. The Executive Chairman shall also be awarded stock option and/or restricted stock grants at least at the same amount as such stock option and/or restricted stock that is granted to the Chief Executive Officer of the Company. The agreement has a 5 year term. As of March 16, 2015, the Executive Chairman has not been paid under this agreement.

Outstanding Equity Awards at Fiscal Year-End Table

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END - 2014

The following table sets forth all unexercised options and unvested restricted stock that have been awarded to our named executives by the Company and were outstanding as of December 31, 2014.

	Option Awards				Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) (Exercisable) (b)	Number of Securities Underlying Unexercised Options (#) (Unexercisable) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Kaushik J. Dave	-	675,000	-	6.70	12/16/2023	191,667	1,128,919	-	-

Dragan Cicic	48,485	-	-	0.78	10/25/2016	-	-	-	-
	33,300	-	-	0.78	11/28/2017	-	-	-	-
	226,440	106,560	-	0.78	02/10/2022	-	-	-	-
	27,972	21,978	-	1.50	08/30/2022	-	-	-	-
	23.976	25,974	-	1.50	12/19/2022	-	-	-	-
	6,300	25,200	-	5.55	02/21/2024

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our Common Stock as of March 16, 2015 held by (i) each person known to us to be the beneficial owner of more than five percent (5%) of any class of our shares; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group.

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

The percentages below are based on fully diluted shares of our Common Stock equivalents as of March 16, 2015. Unless otherwise indicated, the principal address of each of the persons below is c/o Actinium Pharmaceuticals, Inc., 546 Fifth Avenue, 14th floor, New York, NY 10036.

Executive Officers and Directors	Number of Shares of Common Stock and Preferred Stock Beneficially Owned		Percentage of Ownership(a)

Kaushik Dave, PhD	373,667	(1)	1.0%
Dragan Cicic, MD	408,525	(2)	1.1%
David Nicholson, PhD	80,930	(3)	*	%
Sandesh Seth	252,334	(4)	*	%
Richard I. Steinhart	18,982	(5)	*	%
Sergio Traversa, Pharm. D.	51,768	(6)	*	%

All Directors and Officers as a Group (6 persons)	1,186,206		3.3%
All other 5% holders
Actinium Holdings Ltd. (7) c/o Sterling Management Limited P.O. Box HM 1029 Hamilton HM CX	5,702,387		15.8%

* less than 1%

(a)	Based on 35,482,076 shares of Common Stock outstanding as of March 16, 2015, and includes 400,000 shares of common stock of the Company that remained outstanding after the closing of the Share Exchange.

(1) Options to purchase an aggregate of 675,000 shares of Common Stock of the Company at an exercise price of $6.70 per share and options to purchase an aggregate of 150,000 shares of Common Stock of the Company at an exercise price of $3.58 per share. Within 60 days of March 16, 2015, 249,000 options will have vested. Includes 124,667 shares of common stock.

(2) Options granted to purchase an aggregate of 333,000 shares of Common Stock of the Company at an exercise price of $0.784 per share, options to purchase an aggregate of 99,900 shares of Common Stock of the Company at an exercise price of $1.50 per share, options to purchase an aggregate of 81,784 shares of Common Stock of the Company at an exercise price of $1.35 per share and options to purchase an aggregate of 350,000 shares of Common Stock of the Company at an exercise price of $3.58 per share. All options are subject to vesting. Within 60 days of March 16, 2015, 405,025 options will have vested. Includes 3,500 shares of common stock.

(3) Options to purchase an aggregate of 49,950 shares of Common Stock of the Company at an exercise price of $0.784 per share and options to purchase an aggregate of 49,950 shares of Common Stock of the Company at an exercise price of $1.50 per share.  On February 18, 2015, Mr. Nicholson was granted 25,000 options with an exercise price of $3.58 per share. All options are subject to vesting. Within 60 days of March 16, 2015, 70,930 options will have vested. Includes 10,000 shares of common stock.

(4) Warrants to purchase an aggregate of 64,747 shares of Common Stock of the Company at an exercise price of $0.784 per share, exercisable on a cashless basis and warrants to purchase an aggregate of 99,617 of Common Stock of the Company at an exercise price of $0.784 per share, exercisable on a cashless basis issued to Amrosan, LLC, a partnership in which the majority member interest is owned by the family of Mr. Seth. Excludes warrants to purchase an aggregate of 375,556 shares of Common Stock of the Company at par value per share, exercisable on a cashless basis issued to Amrosan, LLC as the warrants are not exercisable upon less than 90 days’ notice. The holder may waive the 90 day exercise notice requirement by giving 65 days prior notice of such waiver. The shares available by exercise of this Warrant are also restricted and may not be sold or otherwise transferred until the earlier of twelve months from December 28, 2012, the closing date of the going Share Exchange; or for six months after the Registration Statement of which this prospectus is a part is declared effective. Excludes 353,023 warrants issued to Carnegie Hill Asset Partners and irrevocable trust linked to Mr. Seth’s family and 721,068 warrants issued to Bioche Asset Management, LLC, a partnership in which the majority member interest is owned by the family of Mr. Seth whose terms are the same as those issued to Amrosan LLC. Also excludes warrants held by the Placement Agent or its affiliates in connection with the offering of common stock and Series A and Series B warrants that closed on December 19, 2012 (the “2012 Offering”), the Bridge Notes Financing, the Series E financing and by designees of Jamess Capital Group, LLC in connection with the Share Exchange. Also includes options to purchase an aggregate of 49,950 shares of Common Stock of the Company at an exercise price of $1.50 per share. Mr. Seth was granted 280,000 options on September 23, 2014 with an exercise price of $6.13 per share. On February 18, 2015, Mr. Seth was granted 150,000 options with an exercise price of $3.58 per share. All options are subject to vesting. Within 60 days of March 11, 2015, 77,970 options will have vested. Includes 10,000 shares of common stock.

(5) Options to purchase an aggregate of 49,950 shares of Common Stock of the Company at an exercise price of $6.70 per share, On February 18, 2015, Mr. Steinhart was granted 25,000 options with an exercise price of $3.58 per share. All options are subject to vesting. Within 60 days of March 16, 2015, 18,982 options will have vested.

(6) Options to purchase an aggregate of 49,950 shares of Common Stock of the Company at an exercise price of $1.50 per share.  Options to purchase an aggregate of 20,000 shares of Common Stock of the Company at an exercise price of $3.60 per share. On February 18, 2015, Mr. Traversa was granted 25,000 options with an exercise price of $3.58 per share. All options are subject to vesting. Within 60 days of March 11, 2015, 41,768 options will have vested.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On September 4, 2013, the Company entered into a letter agreement with SKI to set forth the amount that the Company owes SKI for the period from 2011 to 2014 under the License Agreement.  The total amount that the Company owes SKI for the period of 2011 to 2014 is $815,100 plus all relevant licensed intellectual property related pass through costs to be determined.  The amount owed does not include amounts the Company may owe for patent expenses under the License Agreement (as defined above).   For the year ended December 31, 2014, the Company incurred $184,556 fees related to this letter agreement.

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

On December 9, 2013, the Company entered into an engagement agreement with Laidlaw & Company (UK) Ltd. (the “Placement Agent”) for the December 2013 Offering, of which Mr. Seth, Executive Chair of the Company, is Head of Healthcare Investment Banking. Pursuant to the agreement, the Placement Agent was engaged as the exclusive agent for the December 2013 Offering.  In consideration for its services, the Placement Agent received (a) a cash fee equal to 10% of the gross proceeds raised in the December 2013 Offering, and (b) a non-accountable expense reimbursement equal to 2% of the gross proceeds raised in the December 2013 Offering,. The Placement Agent or its designees have also received warrants to purchase shares of the Company’s Common Stock in an amount equal to 10% of the shares of Common Stock issued as part of the Units sold in the December 2013 Offering and the shares of Common Stock issuable upon exercise of the common stock warrants included in such Units. The Placement Agent will also receive the same fee and expense schedule for any cash exercise of Warrants within 6 months of the final closing of the December 2013 Offering and a 5% solicitation fee for any Warrants exercised as a result of being called for redemption by the Company. Upon the final closing of the December 2013 Offering the Placement Agent has been engaged by the Company to provide certain financial advisory services to the Company for a period of 6 months, unless extended by mutual consent between the Company and the Placement Agent for a monthly fee of $25,000. The agreement also provided that (i) if the Company consummates any merger, acquisition, business combination or other transaction (other than the Share Exchange) with any party introduced to it by the Placement Agent, the Placement Agent would receive a fee equal to 10% of the aggregate consideration in such transactions, and (ii) if, within a period of 12 months after termination of the advisory services described above, the Company requires a financing or similar advisory transaction the Placement Agent will have the right to act as the Company’s financial advisor and investment banker in such financing or transaction pursuant to a set fee schedule set forth in the December 9, 2013 engagement agreement. As of December 31, 2014, the Company owed Laidlaw & Company (UK) Ltd $25,000. The agreement was terminated in June 2014.

On July 10, 2014, the Company completed a public offering that totaled 1,827,123 common shares, representing gross proceeds of approximately $13.7 million and a net amount of approximately $12.6 million after deducting the underwriting discount and the other offering expenses. Laidlaw & Company (UK) Ltd. acted as lead manager. The offering was made pursuant to a shelf registration statement (File No. 333-194768) previously filed with and declared effective by the U.S. Securities and Exchange Commission.

On February 11, 2015 the Company completed a public offering that totaled 4,444,444 common shares and warrants to purchase an aggregate of 3,333,333 shares of common stock at a combined price to the public of $4.50, representing gross proceeds of approximately $20.0 million and a net amount of approximately $18.5 million after deducting the underwriting discount and the other offering expenses. Laidlaw & Company (UK) Ltd. acted as sole book-running manager for the offering. The offering was made pursuant to a shelf registration statement (File No. 333-194768) previously filed with and declared effective by the U.S. Securities and Exchange Commission.

In an agreement dated March 11, 2015 and effective August 11, 2014, our Chairman of the Board entered into a consulting agreement with the Company to serve as Executive Chairman of the Company. The Executive Chairman will be paid an annual consulting fee of $350,000. During the term of this agreement, the annual consulting fee shall be maintained at least at the same amount as the annual salary of the Chief Executive Officer of the Company. The Executive Chairman is also entitled to participate in a Company bonus program, which shall be established by the Board pursuant to which the Board shall award bonuses to the consultant, based upon the achievement of written individual and corporate objectives such as the Board shall determine. During the term of the agreement, the performance cash bonus shall be at least at the same amount as the performance cash bonus paid to the Chief Executive Officer of the Company. On September 23, 2014, the Board also granted to the Executive Chairman an option to purchase 280,000 common shares of the Company at an exercise price of $6.13 per share. The options vest at the rate of 2% of the grant each month from the grant Date until fully vested in accordance with the provisions of the Company’s Amended and Restated 2013 Stock Plan. The Executive Chairman shall also be awarded stock option and/or restricted stock grants at least at the same amount as such stock option and/or restricted stock that is granted to the Chief Executive Officer of the Company. As of March 16, 2015, the executive Chairman has not been paid under this agreement.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the fiscal years ended December 31, 2014 and 2013 for professional services rendered by GBH CPAs, PC for the audits of the Company’s annual financial statements included in Form 10-K (“Audit Fees”), tax compliance, advice, and planning (“Tax Fees”), and other products or services provided (“Other Fees”):

	Year Ended December 31, 2014	Year Ended December 31, 2013
Audit Fees	$134,850	$109,487
Audit – Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$134,850	$109,487

Pre-Approval Policy

In 2013, the Audit Committee adopted policies and procedures for the pre-approval of audit and non-audit services performed by the independent registered public accountants pursuant to which the Audit Committee generally is required to pre-approve the audit and permissible non-audit services performed by the independent registered public accountants in order to ensure that the provision of such services does not impair the registered accountants’ independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Share Exchange Agreement, dated December 28, 2012, by and among Cactus Ventures, Inc., Actinium Pharmaceuticals, Inc., Diane S. Button, and the shareholders of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on January 2, 2013).
2.2	Share Exchange Agreement, dated March 11, 2013, by and among Cactus Ventures, Inc., Actinium Pharmaceuticals, Inc, and the shareholders of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 11, 2013).
2.3	Share Exchange Agreement, dated August 22, 2013, by and among Actinium Pharmaceuticals, Inc, Actinium Corporation, and the shareholders of Actinium Corporation (incorporated by reference to Exhibit 2.3 to Form S-1/A filed on August 22, 2013).
3.1	Articles of Incorporation of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on April 17, 2013).
3.2	Fifth Restated Certificate of Incorporation of Actinium Corporation (fka, Actinium Pharmaceuticals, Inc.) (incorporated by reference to Exhibit 3.5 to Form 8-K filed on January 2, 2013).
3.3	Bylaws of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Form filed with the SEC on April 17, 2007).
3.4	Bylaws of Actinium Corporation (fka, Actinium Pharmaceuticals, Inc.) (incorporated by reference to Exhibit 3.7 to Form 8-K filed on January 2, 2013).
3.5	Certificate of Amendment to Articles of Incorporation filed January 7, 2014 (incorporated by reference to Exhibit 3.5 to Form S-1 filed on January 31, 2014).
3.6	Certificate of Amendment to Articles of Incorporation filed February 3, 2014. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 7, 2014).
3.7	Certificate of Amendment to Articles of Incorporation filed February 26, 2015.
4.1	Form of A Warrant, dated December 19, 2012 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on January 2, 2013).
4.2	Form of B Warrant, dated December 19, 2012 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on January 2, 2013).
4.3	Form of Lock Up Agreement, dated December 2012 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on January 2, 2013).
4.4	Lock-up Agreement, dated August 22, 2013 (incorporated by reference to Exhibit 4.7 to Form S-1/A filed on August 22, 2013).
4.5	Form of Common Stock Warrant, dated December 27, 2013 and January 10, 2014 (incorporated by reference to Exhibit 4.8 to Form S-1 filed on January 31, 2013).
4.6	Form of Lock-Up Agreement, dated December 27, 2013 (incorporated by reference to Exhibit 4.9 to Form S-1 filed on January 31, 2014).
4.7	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 6, 2015).
10.1	Registration Rights Agreement, by and among Actinium Pharmaceuticals, Inc., General Atlantic Investments Limited, and Certain Stockholders, dated June 30, 2000 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 2, 2013).
10.2	Amendment No. 1 to June 30, 2000 Registration Rights Agreement, dated September 29, 2011 (incorporated by reference to Exhibit 10.2 to Form 8-K/A filed on January 4, 2013).
10.3	First Amended and Restated Stockholders Agreement, by and among Actinium Pharmaceuticals, Inc., Actinium Holdings Limited, N.V. Organon, and the Stockholders Listed Therein, dated October 5, 2011(incorporated by reference to Exhibit 10.3 to Form 8-K/A filed on January 4, 2013).
10.4	Second Amended and Restated Investor Rights Agreement, by and among Actinium Pharmaceuticals, Inc., Actinium Holdings Limited, and the Investors Listed Therein, dated October 5, 2011 (incorporated by reference to Exhibit 3.5 to Form 8-K filed on January 4, 2013).
10.5	Intentionally left blank.
10.6	Form of Subscription Agreement, dated December 19, 2012 (incorporated by reference to Exhibit 10.6 to Form 8-K filed on January 2, 2013).
10.7	Form of Unit Purchase Agreement, dated December 19, 2012 (incorporated by reference to Exhibit 10.7 to Form 8-K filed on January 2, 2013).
10.8	Employment Agreement, dated January 2, 2006, between Actinium Pharmaceuticals, Inc. and Dragan Cicic (incorporated by reference to Exhibit 10.8 to Form 8-K/A filed on January 4, 2013).
10.9	License, Development and Commercialization Agreement between Sloan-Kettering Institute of Cancer Research, and Actinium Pharmaceuticals, Inc., dated February 11, 2002; as amended by the First Amendment dated August 7, 2006 (incorporated by reference to Exhibit 10.9 to Form 8-K/A filed on January 4, 2013).
10.10	Phase 1/2 Study on the safety and efficiency of 225ACAc-HuM195 in patients with advanced Myeloid malignancies with Millennix Oncology, Averion Project, dated December 6, 2006 (incorporated by reference to Exhibit 3.5 to Form 8-K filed on January 4, 2013).
10.11	Product Development and Patent License Agreement, dated February 27, 2003, by and between AbbVie Biotherapeutics and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.11 to Form 8-K/A filed on January 4, 2013).

10.12	Clinical Trial Agreement, dated July 19, 2012, by and between Fred Hutchinson Cancer Center and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.12 to Form 8-K/A filed on January 4, 2013).
10.13	Employment Letter between Jack V. Talley and Actinium Pharmaceuticals, Inc., effective August 15, 2012 (incorporated by reference to Exhibit 3.5 to Form 8-K filed on January 4, 2013).
10.14	Employment Letter between Enza Guagenti and Actinium Pharmaceuticals, Inc., effective August 15, 2012 (incorporated by reference to Exhibit 10.14 to Form 8-K/A filed on January 4, 2013).
10.15	Clinical Trial Agreement, dated January 18, 2001, between Actinium Pharmaceuticals, Inc. and Memorial Sloan Kettering Cancer Center for the purpose of conducting a clinical trial entitled “Phase 1/2 trial of 213Bi-M195 and cytarabine for Acute Myeloid Leukemia.” (incorporated by reference to Exhibit 10.15 to Form 8-K/A filed on January 4, 2013).
10.16	Clinical Trial Agreement with The Trustees of the University of Pennsylvania, dated November 8, 2012 (incorporated by reference to Exhibit 10.16 to Form 8-K/A filed on January 4, 2013).
10.17	Clinical Trial Agreement, dated March 27, 2012, with Memorial Sloan-Kettering Cancer Center (incorporated by reference to Exhibit 10.17 to Form 8-K/A filed on January 4, 2013).
10.18	Clinical Trial Agreement, dated September 22, 2012, with Johns Hopkins University, dated September 24, 2012 (incorporated by reference to Exhibit 10.18 to Form 8-K/A filed on January 4, 2013).
10.19	License Agreement, dated June 14, 2012, for BC8 antibody with Fred Hutchinson Cancer Research Center (incorporated by reference to Exhibit 10.19 to Form 8-K/A filed on January 4, 2013).
10.20	2012 Unit Investor Rights Agreement, dated December 19, 2012, by and among Actinium Pharmaceuticals, Inc., the persons identified on Exhibit A attached thereto hereto, and the Placement Agent (incorporated by reference to Exhibit 10.20 to Form 8-K/A filed on January 4, 2013).
10.21	Project Agreement, dated September 30, 2011, between Actinium Pharmaceuticals, Inc. and Aptiv Solutions, Inc. (incorporated by reference to Exhibit 10.21 to Form 8-K/A filed on January 4, 2013).
10.22	Proposal, dated March 30, 2007, with IsoTherapeutics Group, LLC (incorporated by reference to Exhibit 10.22 to Form 8-K/A filed on January 4, 2013).
10.23	Clinical Trial Agreement with The University of Texas M.D. Anderson Cancer, dated March 1, 2012 (incorporated by reference to Exhibit 10.23 to Form 8-K/A filed on January 4, 2013).
10.24	Amendment No. 1 to Research Agreement, dated November 7, 2012, between Actinium Pharmaceuticals, Inc. and The University of Texas M.D. Anderson Cancer (incorporated by reference to Exhibit 10.24 to Form 8-K/A filed on January 4, 2013).
10.25	Letter Agreement, dated June 19, 2011, between Actinium Pharmaceuticals, Inc. and Sloan-Kettering Institute for Cancer Research (incorporated by reference to Exhibit 10.25 to Form 8-K/A filed on January 4, 2013).
10.26	Letter Agreement, dated April 9, 2010, between Actinium Pharmaceuticals, Inc. and Sloan-Kettering Institute for Cancer Research (incorporated by reference to Exhibit 10.26 to Form 8-K/A filed on January 4, 2013).
10.27	Letter Agreement, dated July 2010, between Actinium Pharmaceuticals, Inc. and Actinium Holdings Limited (Waiver of Anti-Dilution Rights) (incorporated by reference to Exhibit 10.27 to Form 8-K/A filed on January 4, 2013).
10.28	Clinical Trial Agreement, dated April 12, 2006, with Sloan-Kettering Institute for Cancer Research and Memorial Hospital for Cancer and Allied Diseases (incorporated by reference to Exhibit 10.28 to Form 8-K /A filed on January 4, 2013).
10.29	Letter Agreement, dated __, 2011, between Actinium Pharmaceuticals, Inc. and Actinium Holdings Limited (Waiver of Registration Rights) (incorporated by reference to Exhibit 10.29 to Form 8-K/A filed on January 4, 2013).
10.30	Agreement, dated November 29, 2012, by and between Oak Ridge National Laboratory and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.30 to Form S-1/A filed on August 22, 2013).
10.31	Transaction Management Agreement, dated May 9, 2011, by and between Jamess Capital Group, LLC (fka, AmerAsia Capital Group LLC) and Actinium Corporation (fka, Actinium Pharmaceuticals Inc.) (incorporated by reference to Exhibit 10.31 to Form S-1 filed on September 30, 2013).
10.32	Employment Agreement, effective September 16, 2013, by and between Actinium Pharmaceuticals, Inc. and Kaushik J. Dave (incorporated by reference to Exhibit 10.32 to Form S-1/A filed on October 28, 2013).
10.33	Actinium Pharmaceuticals, Inc. Amended and Restated 2013 Stock Plan (incorporated by reference to Exhibit 10.33 to Form S-1 filed on January 31, 2014).
10.34	Actinium Pharmaceuticals, Inc. Amended and Restated 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.34 to Form S-1 filed on January 31, 2014).
10.35	Form of Unit Purchase Agreement, dated December 27, 2013 and January 10, 2014 (incorporated by reference to Exhibit 10.35 to Form S-1 filed on January 31, 2014).
10.36	Form of Subscription Agreement, dated December 27, 2013 and January 10, 2014 (incorporated by reference to Exhibit 10.36 to Form S-1 filed on January 31, 2014).
10.37	Form of Registration Rights Agreement, dated December 27, 2013 and January 10, 2014 (incorporated by reference to Exhibit 10.37 to Form S-1 filed on January 31, 2014).
10.38	Letter Agreement, dated September 4, 2013, between Actinium Pharmaceuticals, Inc. and Sloan-Kettering Institute for Cancer Research (incorporated by reference to Exhibit 10.38 to Form S-1 filed on January 31, 2014).
10.39	At-the-Market Issuance Sales Agreement, dated March 24, 2014, by and between Actinium Pharmaceuticals, Inc. and MLV & Co. LLC (incorporated herein by reference to Exhibit 1.2 to Actinium’s Registration Statement on Form S-3 filed March 24, 2014).
10.40	Underwriting Agreement, dated June 25, 2014, by and between Canaccord Genuity Inc. and Actinium Pharmaceuticals, Inc (incorporated by reference to Exhibit 1.1 to Form 8-K filed on June 25, 2014).
10.41	Underwriting Agreement, dated June 25, 2014, by and between Laidlaw & Company (UK) Ltd. and Actinium Pharmaceuticals, Inc (incorporated by reference to Exhibit 1.1 to Form 8-K filed on February 6, 2015).
10.42	Actinium Pharmaceuticals, Inc. Amended and Restated 2013 Stock Plan.
10.43	Consulting Agreement by and between Actinium Pharmaceuticals, Inc. and the Executive Chairman.
10.44	Actinium Pharmaceuticals, Inc. Amended and Restated 2013 Equity Incentive Plan.

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 8-K filed on January 2, 2013).
21.1	List of Subsidiaries.
23.1	Consent of GBH CPAs, PC.
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

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

Dated: March 16, 2015	ACTINIUM PHARMACEUTICALS, INC.

	By:	/s/ Kaushik J. Dave
Kaushik J. Dave
President,Chief Executive Officer and Interim Chief Financial Officer (Duly Authorized Officer,Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kaushik J. Dave	President, Chief Executive Officer, Interim Chief Financial Officer and Director	March 16, 2015
Kaushik J. Dave	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Sandesh Seth	Director (Chairman of the Board)	March 16, 2015
Sandesh Seth

/s/ David Nicholson	Director	March 16, 2015
David Nicholson

/s/ Richard I. Steinhart	Director	March 16, 2015

/s/ Sergio Traversa	Director	March 16, 2015
Sergio Traversa

