Form 10-Q
period 2015-03-31
Actinium Pharmaceuticals, Inc.
filed 2015-05-08
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________

Commission File Number:  000-52446

ACTINIUM PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-2963609
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

546 Fifth Avenue, 14th Floor New York, NY	10036
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes        ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 8, 2015: 35,845,856

Actinium Pharmaceuticals, Inc.

FORM 10-Q

For quarter period ended March 31, 2015

INDEX

PART I -- FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014 have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2014, filed with the SEC in the Company’s Annual Report on Form 10-K on March 16, 2015.  The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2015	December 31, 2014

Assets
Current Assets:
Cash and cash equivalents	$19,284,956	$6,706,802
Prepaid expenses and other current assets	634,045	699,851
Total Current Assets	19,919,001	7,406,653

Property and equipment, net of accumulated depreciation	101,394	127,700
Restricted cash	34,733	34,733
Total Assets	$20,055,128	$7,569,086

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable and accrued expenses	$1,248,153	$2,283,796
Accounts payable and accrued expenses - related parties	307,912	214,357
Notes payable	189,758	283,552
Derivative liabilities	1,864,842	6,709,911
Total Current Liabilities	3,610,665	9,491,616

Total Liabilities	3,610,665	9,491,616

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 50,000,000 authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 35,705,313 and 29,971,839 shares issued and outstanding, respectively	35,705	29,972
Additional paid-in capital	110,688,385	89,252,262
Accumulated deficit	(94,279,627)	(91,204,764)
Total Stockholders' Equity (Deficit)	16,444,463	(1,922,530)

Total Liabilities and Stockholders' Equity (Deficit)	$20,055,128	$7,569,086

See accompanying notes to the unaudited consolidated financial statements.

Actinium Pharmaceuticals, Inc.
Consolidated Statements of Operations (Unaudited)

	For the three months ended March 31,
	2015	2014

Revenue	$—	$—

Operating expenses:
Research and development, net of reimbursements	4,048,714	1,589,776
General and administrative	3,806,405	2,547,245
Depreciation expense	10,395	1,405
Total operating expenses	7,865,514	4,138,426

Loss from operations	(7,865,514)	(4,138,426)

Other income (expense):
Interest expense	(5,727)	-
Gain (loss) on change in fair value of derivative liabilities	4,796,378	(12,561,071)
Total other income (expense)	4,790,651	(12,561,071)

Net loss	$(3,074,863)	$(16,699,497)

Net loss per common share - basic and diluted	$(0.09)	$(0.66)
Weighted average common shares outstanding - basic and diluted	33,256,352	25,228,299

See accompanying notes to the unaudited consolidated financial statements.

Actinium Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(3,074,863)	$(16,699,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,908,167	1,750,926
Depreciation expense	10,395	1,405
Loss (gain) on change in fair value of derivative	(4,796,378)	12,561,071
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	65,806	(449,522)
Increase (decrease) in:
Accounts payable and accrued expenses	(1,019,732)	236,317
Accounts payable and accrued expenses - related parties	93,555	108,352
Net Cash Used In Operating Activities	(5,813,050)	(2,490,948)

Cash Flows From Investing Activities:
Purchase of property and equipment	—	(1,699)
Net Cash Used In Investing Activities	—	(1,699)

Cash Flows From Financing Activities:
Payments on note payable	(93,794)	(63,344)
Sales of common stock, net of offering costs	18,484,998	2,871,477
Proceeds from exercise of options	—	5,220
Proceeds from the exercise of warrants	—	23,709
Net Cash Provided By Financing Activities	18,391,204	2,837,062

Net change in cash	12,578,154	344,415

Cash and cash equivalents at beginning of period	6,706,802	5,533,366

Cash and cash equivalents at end of period	$19,284,956	$5,877,781

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,727	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Fair value of warrants issued with stock	$4,738,161	$—
Transfer warrant derivatives from liability to equity classification	$48,691	$139,565

See accompanying notes to the unaudited consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Nature of Business - Actinium Pharmaceuticals, Inc. (the “Company” or “Actinium”) is a biotechnology company committed to developing breakthrough therapies for life threatening diseases using its alpha particle immunotherapy (“APIT”) platform and other related and similar technologies. Actinium, together with its wholly owned subsidiary, MedActinium, Inc., (hereinafter referred to collectively as “Actinium”) initiated collaborative efforts with large institutions to establish the proof of concept of APIT and has supported one Phase 1/2 clinical trial and one Phase 1 clinical trial at Memorial Sloan-Kettering Cancer Center (“MSKCC”) under an MSKCC Physician IND Application. In 2012, Actinium launched a multi-center corporate sponsored trial in acute myeloid leukemia patients.  Actinium’s objective, through research and development, is to produce reliable cancer fighting products which utilize monoclonal antibodies linked with alpha particle emitters or other appropriate payloads to provide very potent targeted therapies. The initial clinical trials of Actinium’s compounds have been with patients having acute myeloid leukemia and it is believed that Actinium’s APIT platform will have wider applicability for different types of cancer where suitable monoclonal antibodies can be found.

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

 Basis of Presentation - Unaudited Interim Financial Information – The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2014 and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015.

Principles of Consolidation - The consolidated financial statements include the Company’s accounts and those of the Company’s wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates in Financial Statement Presentation - The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification - Certain prior period amounts have been reclassified to conform to current period presentation.

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. Balances held by the Company are typically in excess of FDIC insured limits. At March 31, 2015 and December 31, 2014, all of the Company’s cash was deposited in one bank.

Property and Equipment - Machinery and equipment are recorded at cost and depreciated on a straight-line basis over estimated useful lives of three years. Furniture and fixtures are recorded at cost and depreciated on a straight-line basis over estimated useful lives of three years. When assets are retired or sold, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in operations. Repairs and maintenance expenditures are charged to operations.

Impairment of Long-Lived Assets - Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be realizable or at a minimum annually during the fourth quarter of the year. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset’s carrying value to determine if an impairment of such asset is necessary. The effect of any impairment would be to expense the difference between the fair value of such asset and its carrying value.

Derivatives - All derivatives are recorded at fair value on the balance sheet. Fair values for securities traded in the open market and derivatives are based on quoted market prices. Where market prices are not readily available, fair values are determined using market based pricing models incorporating readily observable market data and requiring judgment and estimates.

Fair Value of Financial Instruments - Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. A fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.) or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

The following tables set forth assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as of March 31, 2015 and December 31, 2014. As required by ASC 820 “Fair Value Measurements and Disclosures”, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total

Derivative liabilities:
At March 31, 2015	-	-	$1,864,842	$1,864,842
At December 31, 2014	-	-	6,709,911	6,709,911

Income Taxes - The Company uses the asset and liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and income tax carrying amounts of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized. A valuation allowance, if necessary, is provided against deferred tax assets, based upon management’s assessment as to their realization.

Research and Development Costs - Research and development costs are expensed as incurred. Research and development reimbursements and grants are recorded by the Company as a reduction of research and development costs. For the three months ended March 31, 2015 and 2014, the Company incurred approximately $4.0 million and $1.6 million of research and development costs, respectively.

Share-Based Payments - The Company estimates the fair value of each stock option award at the grant date by using the Black-Scholes option pricing model. The fair value determined represents the cost for the award and is recognized over the vesting period during which an employee is required to provide service in exchange for the award. As share-based compensation expense is recognized based on awards ultimately expected to vest, the Company reduces the expense for estimated forfeitures based on historical forfeiture rates. Previously recognized compensation costs may be adjusted to reflect the actual forfeiture rate for the entire award at the end of the vesting period. Excess tax benefits, if any, are recognized as an addition to paid-in capital.

Earnings (Loss) Per Common Share - The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net loss per common share was determined by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options and warrants have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

	March 31, 2015	March 31, 2014
Options	3,549,084	2,265,229
Warrants	9,886,547	9,680,333
Total	13,435,631	11,945,562

Recent Accounting Pronouncements – In April 2015, the FASB issued an Accounting Standards Update that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company is currently evaluating the effects of ASU 2015-03 on the consolidated financial statements.

Subsequent Events - The Company’s management reviewed all material events through the date of the consolidated financial statements were issued for subsequent event disclosure consideration.

Note 2 - Related Party Transactions

MSKCC:

On February 11, 2002, the Company entered into a License, Development and Commercialization Agreement with Sloan-Kettering Institute of Cancer Research (“SKI”), an entity related to MSKCC, a majority shareholder of the Company.  The agreement was amended in August 2006.  Pursuant to the agreement, the Company licensed certain intellectual property from SKI, including critical patents with respect to the Company’s core technology that also supports ongoing research and clinical development of related drug candidates.  MSKCC agreed, subject to certain conditions, to utilize the funds paid for certain clinical and preclinical programs and activities related to the Company’s drug development and clinical study programs, including the payment of certain costs and expenses that would otherwise have been borne by the Company.

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

For the three months ended March 31, 2015 and 2014, the Company incurred approximately $145,000 and $189,537, respectively, for maintenance fees and research conducted by MSKCC. As of March 31, 2015 and December 31, 2014, the Company has a payable to MSKCC covering the annual maintenance costs, clinical trials expense and patent costs totaling $282,912 and $189,537, respectively.

Placement Agent:

On December 9, 2013, , the Company entered into an engagement agreement with a Healthcare Investment Bank as its placement agent for the 2013 Common Stock Offering whereby a director of the Company, is the Head of its Healthcare Investment Banking team (“the 2013 Offering”). The 2013 Offering was completed in two tranches, December 9, 2013 and January 10, 2014. The agreement entered in on December 9, 2013 included a cash fee equal to 10% of the gross proceeds raised, a non-accountable expense reimbursement equal to 2% of the gross proceeds raised and warrants to purchase shares of the Company’s Common Stock in an amount equal to 10% of the shares of common stock issued or issuable. Subsequent to the closing of the 2013 Offering, the placement agent continued to provide certain financial advisory services to the Company until three months after the Company had up-listed its securities for trading on a U.S. National Exchange for a monthly fee of $25,000. On May 28, 2014, the Company and the placement agent agreed to terminate the December 9, 2013 engagement agreement. As of March 31, 2015 and December 31, 2014, the Company owed its placement agent $25,000.

On February 11, 2015 the Company completed a public offering that totaled 4,444,444 common shares, representing gross proceeds of approximately $20.0 million and a net amount of approximately $18.5 million after deducting the underwriting discount and the other offering expenses. The Placement Agent acted as the sole book-running manager for the offering. The Placement Agent also acted as the lead manager and MLV & Co. acted as a co-manager. The offering was made pursuant to a shelf registration statement previously filed with and declared effective by the U.S. Securities and Exchange Commission. The placement agent received a cash fee of approximately $1.4 million.

Note 3 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014

Security deposit	$11,350	$11,350
Prepaid insurance	274,054	368,223
Other prepaid expenses	348,641	320,278
Total prepaid expenses and other current assets	$634,045	$699,851

Note 4 - Property and Equipment

Property and equipment consisted of the following at March 31, 2015 and December 31, 2014:

		March 31,	December 31,
	Lives	2015	2014

Lab equipment	3 years	$92,802	$108,713
Office equipment	3 years	58,455	58,455
Less: accumulated depreciation		(49,863)	(39,468)
Property and equipment, net		$101,394	$127,700

Depreciation expense for the three months ended March 31, 2015 and 2014 was $10,395 and $1,405, respectively.

Note 5 - Note Payable

On December 28, 2013, the Company entered into a premium finance agreement to pay a $157,825 premium for its director and officer liability insurance policy. Pursuant to the agreement, the Company paid a down payment of $15,995 in January 2014 and was required to pay $15,995 in nine monthly installments.

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

As of March 31, 2015 and December 31, 2014, the outstanding balance related to the premium finance agreements was $189,758 and $283,552, respectively. For the three months ended March 31, 2015 and 2015, the Company paid approximately $93,794 and $63,344, respectively.

Note 6 - Derivatives

The Company has determined that certain warrants the Company has issued contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices and these provisions could result in modification of the warrants’ exercise price based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The warrants granted in connection with the issuance of the 2012 Common Stock Offering, and the placement agent warrants contain anti-dilution provisions that provide for a reduction in the exercise price of such warrants in the event that future common stock (or securities convertible into or exercisable for common stock) is issued (or becomes contractually issuable) at a price per share (a “Lower Price”) that is less than the exercise price of such warrant at the time. The amount of any such adjustment is determined in accordance with the provisions of the warrant agreement and depends upon the number of shares of common stock issued (or deemed issued) at the Lower Price and the extent to which the Lower Price is less than the exercise price of the warrant at the time.

Activities for derivative warrant instruments during the three months ended March 31, 2015 were as follows:

	Shares subject to warrants	Fair Value

Balance, December 31, 2014	1,649,329	$6,709,911

Transfer from liability to equity classification	(21,960)	(48,691)

Change in fair value	-	(4,796,378)

Balance, March 31, 2015	1,627,369	$1,864,842

During the three months ended March 31, 2015, 1,021,369 warrants were exercised, of which 21,960 were derivative warrants. The fair value of these derivative warrants totaling $48,691 were measured on the various exercise dates and reclassified to additional paid-in capital.

The fair values of the derivative warrants were calculated using a modified binomial valuation model with the following assumptions at each balance sheet date.

	March 31,	December 31,
	2015	2014

Market value of common stock on measurement date (1)	$2.47	$5.89
Adjusted exercise price	$2.48	$2.48
Risk free interest rate (2)	0.89%	1.10%
Warrant lives in years	2.75 years	3.00 years
Expected volatility (3)	72%	71%
Expected dividend yield (4)	-	-
Probability of stock offering in any period over 5 years (5)	100%	100%
Offering price (6)	$4.50	$4.50

(1)	The market value of common stock at the above measurement dates is based on the Company’s trading price quoted on the NYSE MKT.

(2)	The risk-free interest rate was determined by management using the Treasury Bill rate as of the respective measurement date.

(3)	Because the Company does not have adequate trading history to determine its historical trading volatility, the volatility factor was estimated by management using the historical volatilities of comparable companies in the same industry and region.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management determines the probability of future stock offering at each evaluation date.

(6)	Represents the estimated offering price in future offerings as determined by management.

Note 7 - Commitments and Contingencies

License and Research Agreements

The Company has entered into license and research and development agreements with third parties under which the Company is obligated to make upfront payments as well as milestone and royalty payments. Notable inclusions in this category are:

a.	AbbVie Biotherapeutics Corp. (formerly Abbott Biotherapeutics Corp) - The Company entered into a Product Development and Patent License Agreement with AbbVie Biotherapeutics Corp. in 2003 to secure exclusive rights to a specific antibody when conjugated with alpha emitting radioisotopes. Upon execution of the agreement, the Company made a license fee payment of $3,000,000.

The Company agreed to make milestone payments totaling $7,750,000 for the achievement of the following agreed to and contracted milestones:

Milestones	Payments

(1) when Company initiates a Phase I Clinical Trial of a licensed product	$750,000
(2) when Company initiates a Phase II Clinical Trial of a licensed product	750,000
(3) when Company initiates a Phase III Clinical Trial of a licensed product	1,500,000
(4) Biological License Application filing with U.S. FDA	1,750,000
(5) First commercial sale	1,500,000
(6) after the first $10,000,000 in net sales	1,500,000

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

b.	MSKCC - see Note 2 - Related Party Transactions.

c.

AptivSolutions provides project management services for the study of the drug Ac-225-HuM195 (Actimab-A) used in the Company’s Phase 1 and Phase 2 clinical trials.  The total project is estimated to cost approximately $1.9 million and requires a 12.5% down payment of the total estimated project cost.  The down payment totaling $239,000 was paid in 2007 and 2012.  On August 6, 2012, October 22, 2012 and May 16, 2013, the agreement was amended to provide for additional services.  The total project is estimated at approximately $2.7 million. AptivSolutions bills the Company when services are rendered and the Company records the related expense to research and development costs.

For three months ended March 31, 2015 and 2014, the Company incurred expenses of $0 and $0.1 million respectively, related to this agreement.

d.

On June 15, 2012, the Company entered into a license and sponsored research agreement with Fred Hutchinson Cancer Research Center (“FHCRC”) to build upon previous and ongoing clinical trials, with BC8 (licensed antibody). FHCRC has currently completed both a Phase 1 and Phase 2 clinical trial with BC8 and the Company intends to start preparation for a pivotal trial leading to an FDA approval. The Company has been granted exclusive rights to the BC8 antibody and related master cell bank developed by FHCRC. The cost to develop the trial will range from $13.2 million to $23.5 million, depending on the trial design as required by the FDA. Under the terms of the sponsored research agreement, the Company will fund the FHCRC lab with $150,000 per year for the first two years and $250,000 thereafter. Payments made toward funding the lab will be credited toward royalty payments owed to FHCRC in the given year. A milestone payment of $1 million will be due to FHCRC upon FDA approval of the first drug. Upon commercial sale of the drug, royalty payments of 2% of net sales will be due to FHCRC.

For three months ended March 31, 2015 and 2014, the Company incurred expenses of $46,000 and $37,500 respectively, related to this agreement.

e.	On August 28, 2012, the Company entered into a clinical trial agreement with The University of Texas M.D. Anderson Cancer Center. The total estimated cost of conducting the clinical trial is approximately $500,000, which includes a non- refundable institutional fee of $14,500. The estimated cost is based on treating 24 patients through 2013. Upon execution of the agreement, the Company paid $33,946. During 2013, there was one patient treated and the Company paid $34,383 in July 2013. There were no expenses recorded during the three months ended March 31, 2015 and 2014.

f.	On February 27, 2014, the Company entered into a manufacturing agreement with Goodwin Biotechnology Inc. ("Goodwin"). Goodwin will oversee the current Good Manufacturing Practices (cGMP) production of a monoclonal antibody anticipated to be used in an upcoming phase 3 clinical trial of Iomab-B. Total cost of the agreement is $3.3 million. The Company made a non-refundable payment of $562,790 upon execution of the agreement. Periodic payments will be made upon reaching certain milestones. As of March 31, 2015, the remaining cost of the agreement is approximately $2.1 million. Goodwin bills the Company when services are rendered and the Company records the related expense to research and development costs. For the three months ended March 31, 2015 and 2014 the company paid Goodwin approximately $1,849,000 and approximately $522,000, respectively. As of March 31, 2015 and December 31, 2014, the Company owed $0.2 million and $0.1 million, respectively, to Goodwin.

g.	On June 20, 2014, the Company entered into a CRO agreement with Act Oncology. Act Oncology provides project management services for the study of Iomab-B used for the intended Phase 3 clinical trial. The total project is estimated to cost approximately $0.8 million. Act Oncology bills the Company when services are rendered and the Company records the related expense to research and development costs. During the first quarter of 2015, the Company terminated the agreement with Act Oncology and no additional payments are expected.

h.	On September 30, 2014, the Company entered into a research agreement with the Albert Einstein College of Medicine of Yeshiva University (“Einstein”). According to the agreement, Einstein will use certain materials provided by the Company to complete a research project. The research project will explore the feasibility of using Actinium 225 to prepare patients with blood borne cancers to receive a hematopoietic stem cell transplant. Einstein will periodically provide the Company with reports showing project data or research. The total fixed price of the project is $183,391 which is payable to Einstein in three payments. During the three months ended March 31, 2015 and 2014, the Company paid Einstein approximately $55,000 and $0, respectively. As of March 31, 2015, the Company has paid Einstein a total of $146,713.

Lease Agreements

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

Future minimum obligations on the lease are:

For the year ending March 31, 2015	$111,364
For the year ending March 31, 2016	56,008
167,372

Note 8 - Equity

On February 11, 2015, the Company completed an underwritten offering of 4,444,444 shares of its common stock and warrants to purchase an aggregate of 3,333,333 shares of its common stock at a price to the public of $4.50 per share. The warrants will be exercisable for a period of 4 years at an exercise price of $6.50 per share and have a relative fair value of $3,540,659 on the issuance date. The Company received net proceeds of approximately $18.5 million, after deducting underwriting discounts and commissions and estimated offering expenses payable by us, and excluding the underwriters’ over-allotment option. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 666,666 shares of common stock and warrants to purchase 499,999 shares of common stock solely to cover over-allotments, if any. The underwriter did not exercise the over-allotment option.

During the three months ended March 31, 2015, the Company issued 1,085,618 common shares for cashless exercise of warrants.

Restricted Stock

During the three months ended March 31, 2015, the Company granted 239,662 shares of restricted common stock to consultants with a fair value of $1,237,250 based on the stock price on the grant dates. Of the 239,662 restricted share awards granted in 2015, 164,662 shares vested at the date of grant and 75,000 vest over a six-month vesting period. During the three months ended March 31, 2015, the Company issued common shares totaling 203,412 from restricted shares. As of March 31, 2015, 238,973 shares related to the granting of restricted stock remain outstanding and unissued to common stock.

Stock Options

Following is a summary of option activities for the three months ended March 31, 2015:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2014	3,013,084	$5.98	8.35	$4,728,842
Granted	536,000	3.57	9.89	-
Outstanding, March 31, 2015	3,549,084	5.62	8.37	1,398,935

Exercisable, March 31, 2015	1,143,885	$2.79	6.99	$1,102,619

On February 18, 2015, the Company granted its employees and board members 531,000 options to purchase the Company’s common stock with an exercise price of $3.58 per share, a term of 10 years, and a vesting period of 4 years.  The options have an aggregated fair value of $1.4 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.69% (2) expected life of 6 years, (3) expected volatility of 86.29%, and (4) zero expected dividends. During the three months ended March 31, 2015, the Company recorded $38,739 in stock-based compensation in relation to these options.

On March 9, 2015, the Company its granted employees 5,000 options to purchase the Company’s common stock with an exercise price of $2.91 per share, a term of 10 years, and a vesting period of 4 years.  The options have an aggregated fair value of $11,000 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.83% (2) expected life of 6 years, (3) expected volatility of 86.29%, and (4) zero expected dividends. During the three months ended March 31, 2015, the Company recorded $159 in stock-based compensation in relation to these options.

All options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at March 31, 2015 was $10.8 million. During the three months ended March 31, 2015 and 2014, the Company recorded total option expense of $1.0 million and $0.3 million, respectively.

Warrants

Following is a summary of warrant activities for the three months ended March 31, 2015:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, December 31, 2014	7,634,058	$1.64	3.97	$34,317,224
Granted	3,333,333	6.50	3.87	-
Exercised	(1,080,843)		-	-
Outstanding, March 31, 2015	9,886,548	3.43	3.69	8,239,536

Exercisable, March 31, 2015	9,599,811	$3.30	3.53	$8,239,536

On February 11, 2015, the Company completed an underwritten offering of 4,444,444 shares of its common stock and warrants to purchase an aggregate of 3,333,333 shares of its common stock at a price of $4.50 per share. The warrants will be exercisable for a period of 4 years at an exercise price of $6.50 per share. The transaction date relative fair value of the warrants of $3,540,659 was determined utilizing the Black-Scholes option pricing model utilizing.

During the three months ended March 31, 2015, 1,080,843 warrants were exercised by the warrant holders. The Company issued 1,085,618 shares of common stock as a result of these exercises.

During the three months ended March 31, 2015 and 2014, the Company recorded stock-based compensation related to the warrants of $56,516 and $58,934, respectively.

Note 10 - Subsequent Events

On April 8, 2015 the Company entered into a service agreement with an investor relations firm. Per the agreement, the Company will make monthly payments of $7,500 for 12 months and issue 37,963 shares of the Company’s common stock.

In April 2015 the Company issued 208 shares of common stock for the exercise of warrants and 140,335 shares to various vendors, consultants and employees as part of their respective agreements.

In May 2015, the Company granted an employee options to purchase 200,000 shares of the Company’s common stock with an exercise price of $2.64 per share and a term of 10 years.

On May 7, 2015 and effective April 15, 2015, our President and Chief Executive Officer entered into an agreement with the Company. Pursuant to the agreement, the Company agreed to pay to the CEO certain payments, of which $188,846 has been paid. The CEO also agreed to a lock up of 25,000 shares, and the cancellation of 68,000 unvested shares of restricted stock previously granted by the company. The Company also will grant to the CEO 82,128 options exercisable for shares of common stock that will vest based on certain company milestones.

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

We have never generated revenue. Currently we do not have a recurring source of revenues to cover our operating costs. We incurred a net loss for the three months ended March 31, 2015 and 2014 of approximately $3.1 million and $16.7 million, respectively. We believe that we have enough cash on hand to fund our operations through the next 12 months.

Opportunities, Challenges and Risks

The market for drugs for cancer treatment is a large market in need of novel products, in which successful products can command multibillion dollars in annual sales. A number of large pharmaceutical and biotechnology companies regularly acquire products in development, with preference given to products in Phase 2 or later clinical trials. These deals are typically structured to include an upfront payment that ranges from several million dollars to tens of million dollars or more and additional milestone payments tied to regulatory submissions and approvals and sales milestones. Our goal is to develop our product candidates through Phase 2 clinical trials and enter into partnership agreements with one or more large pharmaceutical and/or biotechnology companies.

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

Results of Operations – Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the three months ended March 31,
	2015	2014

Revenues	$-	$-

Operating expenses:
Research and development, net of reimbursements	4,048,714	1,589,776
General and administrative	3,806,405	2,547,245
Depreciation expense	10,395	1,405
Total operating expenses	7,865,514	4,138,426

Other income (expense):
Interest expense	(5,727)	-
Gain on change in fair value of derivative liabilities	4,796,378	(12,561,071)
Total other income (expense)	4,790,651	(12,561,071)

Net loss	$(3,074,863)	$(16,699,497)

Revenues

We recorded no commercial revenues for the three months ended March 31, 2015 and 2014.

Research and Development Expense

Research and development expenses increased by approximately $2.4 million to approximately $4.0 million for the three months ended March 31, 2015 compared to approximately $1.6 million for the three months ended March 31, 2014. During the first quarter of 2014, we engaged an outside consultant to oversee the current Good Manufacturing Practices (cGMP) production of a monoclonal antibody anticipated to be used in the phase 3 clinical trial of Iomab™-B. Iomab-B manufacturing costs increased by approximately $1.4 million for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. In addition payroll related costs increased by approximately $0.9 million due to the increased number of employees in 2015 than in 2014. There was a reduction in the costs of the multi-center clinical trial for Actimab™-A of approximately $0.2 million. We expect to incur increased research and development costs in the future.

General and Administrative Expenses

Overall, total general and administrative expenses increased by approximately $1.3 million to $3.8 million for the three months ended March 31, 2015 from approximately $2.5 million for the three months ended March 31, 2014. The increase was largely attributable to increases in payroll related expenses, stock based compensation and consulting fees of approximately $0.3 million, 0.7 million and $0.4 million, respectively. We expect to incur increased general and administrative costs in the future.

Other Income (Expense)

Other income was approximately $4.8 million for the three months ended March 31, 2015 compared to an expense of approximately $12.6 million for the three months ended March 31, 2014. The other income (expense) is mainly associated with our warrant derivative liability. The change is attributable to the fluctuation of our stock price from $12.45 per share at March 31, 2014 to $2.47 per share at March 31, 2015.

Liquidity and Capital Resources

We have financed our operations primarily through sales of the Company’s common stock.

We did not have any cash or cash equivalents held in financial institutions located outside of the United States as of March 31, 2015 and December 31, 2014. We do not anticipate this practice will change in the future.

The following tables sets forth selected cash flow information for the periods indicated:

	For the three months ended March 31,
	2015	2014

Cash used in operating activities	$(5,813,050)	$(2,490,948)
Cash used in investing activities	-	(1,699)
Cash provided by financing activities	18,391,204	2,837,062

Net change in cash	$12,578,154	344,415

Net cash used in operating activities was approximately $5.8 million and $2.5 million for the three months ended March 31, 2015 and 2014, respectively. Cash used in operations increased due to the increase in spending related to preparations and eventual launch and conduct of a multicenter clinical trial and an increase in spending related to professional fees combined with an increase in payroll-related expenses.

Net cash provided by financing activities were approximately $18.4 million and approximately $2.8 million for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015, the Company issued common stock and received net proceeds of approximately $18.5 million compared to approximately $2.9 million received during the three months ended March 31, 2014. These increases were offset by payments on notes payable of $0.1 million for each of the three months ended March 31, 2015 and 2014.

Recent Equity Offerings

On December 9, 2013, we entered into an engagement agreement with its placement agent for the 2013 Common Stock Offering, (the “2013 Offering”) The 2013 Offering was completed in two tranches, on December 9, 2013 and January 10, 2014.

On February 11, 2015, we completed an underwritten offering of 4,444,444 shares of its common stock and warrants to purchase an aggregate of 3,333,333 shares of its common stock at a price of $4.50 per share. The warrants are exercisable for a period of 4 years at an exercise price of $6.50 per share. We received net proceeds of approximately $18.5 million, after deducting underwriting discounts and commissions and offering expenses payable by us, and excluding the underwriters’ over-allotment option. In addition, we granted the underwriters a 30-day option to purchase up to an additional 666,666 shares of common stock and warrants to purchase 499,999 shares of common stock solely to cover over-allotments, if any. The underwriter did not exercise the over-allotment option.

During the three months ended March 31, 2015, we issued 1,085,618 common shares for the exercise of cashless exercise warrants, 193,412 common shares to consultants in connection with various consulting agreements and issued 10,000 common shares to an employee pursuant to an employee agreement.

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

Recent Accounting Pronouncements

In March 2015, the Financial Accounting Standards Board issued Accounting issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We are currently evaluating the effects of ASU 2015-03 on the consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Common Stock Price Risk

In December 2012, we issued common stock and warrants. Pursuant to ASC 815-40, we recorded the fair value of the warrants as a current liability. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the condensed consolidated statements of operations. For the three months ended March 31, 2015, we recognized the change in the value of warrants of approximately $4.8 million as a gain on the consolidated statement of operations. For the three months ended March 31, 2014, we recognized the change in the value of warrants of approximately $12.6 million as a loss on the consolidated statement of operations. Fair value of the derivative instruments will be affected by estimates of various factors that may affect the respective instrument, including our stock price, the risk free rate of return and expected volatility in the fair value of our stock price. As the fair value of this derivative may fluctuate significantly from period to period, the resulting change in valuation may have a significant impact on our results of operations.

On March 24, 2014, we filed a shelf registration statement on Form S-3 (the “Registration Statement”) that was deemed effective on April 17, 2014.  This Registration Statement contained two prospectuses: (i) a base prospectus which covers the offering, issuance and sale by the Company of up to $200,000,000 of its common stock, preferred stock, warrants and/or units; and (ii) a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $75,000,000 of its common stock that may be issued and sold under a sales agreement (the “Sales Agreement”) with MLV & Co. LLC (“MLV”). Since inception to March 31, 2015, we issued 500 shares under this agreement totaling approximately $6,200.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of March 31, 2015, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our system of internal controls over financial reporting during the period covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

In analyzing our company, you should consider carefully the following risk factors, together with all of the other information included in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. Factors that could cause or contribute to differences in our actual results include those discussed in the following subsection, as well as those discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Quarterly Report on Form 10-Q. Each of the following risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our Company The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Related to Our Business

We have generated no revenue from commercial sales to date and our future profitability is uncertain.

We have a limited operating history and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with this development and expansion. Since we began our business, we have focused on research, development and clinical trials of product candidates, and have incurred losses since inception. As of March 31, 2015, we had an accumulated deficit of approximately $94.3 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment.

We do not currently have sufficient capital for the development and commercialization of our lead product candidate and we will need to continue to seek capital from time to time to continue development of our lead product candidates and to acquire and develop other product candidates. Our first product candidate is not expected to be commercialized, if approved, until at least 2017 and we do not expect that the partnering revenues it will generate will be sufficient to fund our ongoing operations. Our cash balance as of March 31, 2015 was approximately $19.3 million. As of December 31, 2014, we expect that we will need approximately $9.6 million through the end of 2015 to finance research and development and to cover our ongoing working capital needs.

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

We currently have only two products in clinical development. We have commenced a Phase 1/2 multi-center AML trial with fractionated doses of Actimab™-A under its own federal Investigational New Drug Application (IND). Additionally, there are a number of physician IND trials at the FHCRC that have been conducted or are currently ongoing at FHCRC with single doses of Iomab™-B. We plan to file our own IND prior to initiating our planned Phase 3 study of Iomab™-B.

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

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which threatened to trigger the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and will stay in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, Congress passed and President Obama signed the American Taxpayer Relief Act of 2012 which, among other things, further reduced Medicare payments to certain providers, including physicians, hospitals and cancer treatment centers. We expect that the PPACA, as well as other federal or state health care reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on certain development projects. The taxes imposed by the PPACA and the expansion in the government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursement by payors for our products, and/or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations.

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

As of December 31, 2014, we believe we need up to $9.6 million in cash to finance research and development and to cover our ongoing working capital needs through 2015, and we have not completed efforts to establish a stable recurring source of revenues sufficient to cover our operating costs for the next twelve months. We have financed our operations primarily through sales of stock and the issuance of convertible promissory notes. It is likely that during the next twelve months we will seek to raise additional capital through the sales of stock and/or issuance of convertible debentures in order to expand our level of operations to continue our research and development efforts.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Item 1.01 Entry into a Material Definitive Agreement

On May 7, 2015 and effective April 15, 2015, our President and Chief Executive Officer (the “CEO”) entered into an agreement (the “CEO Agreement”) with the Company. Pursuant to the agreement, the Company agreed to pay to the CEO (i) $166,825 on or before April 15, 2015; (ii) $22,021 on or before April 15, 2015; (iii) $22,021 by June 30, 2015; (iv) $22,021 by September 30, 2015; (v) $22,021 by December 31, 2015; (vi) $46,490 by April 15, 2016 so long as the Employee is an employee of the Company on such date; and (vii) $52,103 by December 31, 2016, so long as the Employee is an employee of the Company on such date; provided however, that if the CEO is not employed by the Company (A) on April 15, 2016 then the CEO shall repay to the Company $88,084 (which represents the payments made on April 15, 2015, June 30, 2015, September 30, 2015 and December 31, 2015, of $20,021 each), and (B) on December 31, 2016 then the CEO shall repay to the Company $46,490 (which represents the payment made on April 15, 2016).

The CEO also agreed to a lock-up of certain shares of the Company’s common stock. Until December 31, 2016, the CEO will not, without the prior written consent of the Company, directly or indirectly, offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant for the sale of, or otherwise dispose of or transfer 25,000 shares of common stock of the Company, which such shares vested on September 16, 2014. In addition, the CEO and the Company each agreed that the 68,000 shares of restricted stock previously granted to the CEO on February 10, 2014, and are unvested, shall be cancelled and that the Company shall grant to Employee 82,128 new options at an exercise price of $2.64 per share which shall vest according to certain milestones as stated in the CEO Agreement.

The description of the CEO Agreement is qualified in its entirety by reference to the provisions of the CEO Agreement filed as Exhibit 10.1 to this Form 10-Q, which is incorporated by reference herein.

ITEM 6. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

10.1	Agreement, dated May 7, 2015, by and between Kaushik J. Dave and Actinium Pharmaceuticals, Inc.

31	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

101.INS	XBRL Instance Document	Attached

101.SCH	XBRL Taxonomy Extension Schema Document	Attached

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Attached

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

ACTINIUM PHARMACEUTICALS, INC.

Date: May 8, 2015	By:	/s/ Kaushik J. Dave
Kaushik J. Dave
President and Chief Executive Officer, and Interim Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Interim Principal Financial and Accounting Officer)

