Form 10-Q
period 2015-06-30
Actinium Pharmaceuticals, Inc.
filed 2015-08-07
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

      (Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________

Commission File Number:  000-52446

ACTINIUM PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-2963609
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

757 Third Avenue, 21st Floor New York, NY	10017
(Address of Principal Executive Offices)	(Zip Code)

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

☐ Yes        ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 6, 2015: 40,635,854.00

Actinium Pharmaceuticals, Inc.

FORM 10-Q

For quarter period ended June 30, 2015

INDEX

PART I -- FINANCIAL INFORMATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014 have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2014, filed with the SEC in the Company’s Annual Report on Form 10-K on March 16, 2015.  The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2015	December 31, 2014

Assets
Current Assets:
Cash and cash equivalents	$25,952,056	$6,706,802
Prepaid expenses and other current assets	257,513	699,851
Total Current Assets	26,209,569	7,406,653

Property and equipment, net of accumulated depreciation	86,159	127,700
Restricted cash	34,733	34,733
Total Assets	$26,330,461	$7,569,086

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable and accrued expenses	$1,011,157	$2,283,796
Accounts payable and accrued expenses - related parties	25,000	214,357
Notes payable	92,267	283,552
Derivative liabilities	1,922,510	6,709,911
Total Current Liabilities	3,050,934	9,491,616

Total Liabilities	3,050,934	9,491,616

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 50,000,000 authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 40,486,876 and 29,971,839 shares issued and outstanding, respectively	40,486	29,972
Additional paid-in capital	124,982,403	89,252,262
Accumulated deficit	(101,743,362)	(91,204,764)
Total Stockholders' Equity (Deficit)	23,279,527	(1,922,530)

Total Liabilities and Stockholders' Equity (Deficit)	$26,330,461	$7,569,086

See accompanying notes to the unaudited consolidated financial statements.

Actinium Pharmaceuticals, Inc.
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014

Revenue	$—	$—	$—	$—

Operating expenses:
Research and development, net of reimbursements	3,837,959	2,130,625	7,886,673	3,720,401
General and administrative	3,550,361	2,285,939	7,356,766	4,833,184
Depreciation expense	16,194	8,052	26,589	9,457
Total operating expenses	7,404,514	4,424,616	15,270,028	8,563,042

Loss from operations	(7,404,514)	(4,424,616)	(15,270,028)	(8,563,042)

Other income (expense):
Interest expense	(1,553)	—	(7,280)	—
Gain (loss) on change in fair value of derivative liabilities	(57,668)	7,939,711	4,738,710	(4,621,360)
Total other income (expense)	(59,221)	7,939,711	4,731,430	(4,621,360)

Net (loss) income	$(7,463,735)	$3,515,095	$(10,538,598)	$(13,184,402)

Net (loss) income per common share - basic	$(0.20)	$0.14	$(0.30)	$(0.52)
Net (loss) income per common share - diluted	$(0.20)	$0.10	$(0.30)	$(0.52)
Weighted average common shares outstanding - basic	36,650,803	25,795,573	34,959,125	25,513,505
Weighted average common shares outstanding - diluted	36,650,803	35,862,173	34,959,125	25,513,505

See accompanying notes to the unaudited consolidated financial statements.

Actinium Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(10,538,598)	$(13,184,402)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	5,174,221	3,141,144
Depreciation expense	26,589	9,457
Loss (gain) on change in fair value of derivative	(4,738,710)	4,621,360
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	442,338	(424,449)
Increase (decrease) in:
Accounts payable and accrued expenses	(1,256,728)	666,466
Accounts payable and accrued expenses - related parties	(189,357)	108,352
Net Cash Used In Operating Activities	(11,080,245)	(5,062,072)

Cash Flows From Investing Activities:
Purchase of property and equipment	(959)	(128,439)
Net Cash Used In Investing Activities	(959)	(128,439)

Cash Flows From Financing Activities:
Payments on note payable	(191,285)	(102,855)
Sales of common stock, net of offering costs	30,475,013	14,328,725
Proceeds from exercise of options	15,680	—
Proceeds from the exercise of warrants	27,050	102,088
Net Cash Provided By Financing Activities	30,326,458	14,327,958

Net change in cash	19,245,254	9,137,447

Cash and cash equivalents at beginning of period	6,706,802	5,533,366

Cash and cash equivalents at end of period	$25,952,056	$14,670,813

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,280	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Fair value of warrants issued with stock	$4,738,710	$—
Conversion of notes payable and accrued interest to stock	$—	$1,501,988
Transfer warrant derivatives from liability to equity classification	$48,691	$30,000

See accompanying notes to the unaudited consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Nature of Business - Actinium Pharmaceuticals, Inc. (the “Company” or “Actinium”) is a biotechnology company committed to developing breakthrough therapies for life threatening diseases using its alpha particle immunotherapy (“APIT”) platform and other related and similar technologies. Actinium, together with its wholly owned subsidiary, MedActinium, Inc., is hereinafter referred to collectively as “Actinium” or the “Company”. We have initiated collaborative efforts with large institutions to establish the proof of concept of APIT and have supported one Phase 1/2 clinical trial and one Phase 1 clinical trial at Memorial Sloan-Kettering Cancer Center (“MSKCC”) under an MSKCC Physician IND Application. In 2012, Actinium launched a multi-center corporate sponsored trial in acute myeloid leukemia patients. Actinium’s objective, through research and development, is to produce reliable cancer fighting products which utilize monoclonal antibodies linked with alpha particle emitters or other appropriate payloads to provide very potent targeted therapies. The initial clinical trials of Actinium’s compounds have been with patients having acute myeloid leukemia and it is believed that Actinium’s APIT platform will have wider applicability for different types of cancer where suitable monoclonal antibodies can be found.

On December 28, 2012, the Company entered into a transaction (the “Share Exchange”), pursuant to which the Company acquired 100% of the issued and outstanding equity securities of Actinium Pharmaceuticals, Inc. (“API”), in exchange for the issuance of approximately 99% of the issued and outstanding common stock, par value $0.001 per share, of the Company. As a result of the Share Exchange, the Company was then considered a holding company operating through API, a clinical-stage biopharmaceutical company developing certain cancer treatments.

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

Basis of Presentation - Unaudited Interim Financial Information – The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2014 and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2014, as filed with the SEC on March 16, 2015.

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

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. Balances held by the Company are typically in excess of FDIC insured limits. At June 30, 2015 and December 31, 2014, all of the Company’s cash was deposited in one bank.

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

The following tables set forth assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as of June 30, 2015 and December 31, 2014. As required by ASC 820 “Fair Value Measurements and Disclosures”, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total

Derivative liabilities:
At June 30, 2015	$-	$-	$1,922,510	$1,922,510
At December 31, 2014	-	-	6,709,911	6,709,911

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

Research and Development Costs - Research and development costs are expensed as incurred. Research and development reimbursements and grants are recorded by the Company as a reduction of research and development costs. For the three months ended June 30, 2015 and 2014, the Company incurred approximately $3.8 million and $2.1 million of research and development costs, respectively. For the six months ended June 30, 2015 and 2014, the Company incurred approximately $7.9 million and $3.7 million of research and development costs, respectively.

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

Earnings (Loss) Per Common Share - The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic earnings (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share, as calculated for the three months ended June 30, 2014, is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding plus dilutive securities. For the three months ended June 30, 2015 and the six months ended June 30, 2015 and 2014, the Company’s potentially dilutive shares, which include outstanding common stock options and warrants have not been included in the computation of diluted net loss per share for all periods with a net loss as the result would be anti-dilutive.

	June 30, 2015	June 30, 2014
Options	3,896,583	2,952,829
Warrants	9,851,580	9,418,058
Total	13,748,163	12,370,887

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

For the three months ended June 30, 2015 and 2014, the Company incurred $180 and $0, respectively, for maintenance fees and research conducted by MSKCC. For the six months ended June 30, 2015 and 2014, the Company incurred approximately $145,255 and $189,537, respectively, for maintenance fees and research conducted by MSKCC. As of June 30, 2015 and December 31, 2014, the Company has a payable to MSKCC covering the annual maintenance costs, clinical trials expense and patent costs totaling $0 and $189,537, respectively.

Placement Agent:

On December 9, 2013, the Company entered into an engagement agreement with a Healthcare Investment Bank as its placement agent for the 2013 Common Stock Offering whereby a director of the Company is the former Head of its Healthcare Investment Banking team (“the 2013 Offering”). The 2013 Offering was completed in two tranches, December 9, 2013 and January 10, 2014. The agreement entered in on December 9, 2013 included a cash fee equal to 10% of the gross proceeds raised, a non-accountable expense reimbursement equal to 2% of the gross proceeds raised and warrants to purchase shares of the Company’s Common Stock in an amount equal to 10% of the shares of common stock issued or issuable. Subsequent to the closing of the 2013 Offering, the placement agent continued to provide certain financial advisory services to the Company until three months after the Company had up-listed its securities for trading on a U.S. National Exchange for a monthly fee of $25,000. On May 28, 2014, the Company and the placement agent agreed to terminate the December 9, 2013 engagement agreement. As of June 30, 2015 and December 31, 2014, the Company owed its placement agent $25,000.

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

On June 9, 2015, the Company completed a registered direct offering of $5.0 million of its common stock. Under the terms of the subscription agreements, the Company issued an aggregate of 1,923,078 shares of the Company's common stock at a purchase price of $2.60 per share. The Placement Agent acted as the sole placement agent with respect to the offering. The Placement Agent received a cash fee of approximately $0.4 million.

Note 3 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014

Security deposit	$19,140	$11,350
Prepaid insurance	179,887	368,223
Other prepaid expenses	58,486	320,278
Total prepaid expenses and other current assets	$257,513	$699,851

Note 4 - Property and Equipment

Property and equipment consisted of the following at June 30, 2015 and December 31, 2014:

		June 30,	December 31,
	Lives	2015	2014

Lab equipment	3 years	$92,802	$108,713
Office equipment	3 years	59,414	58,455
Less: accumulated depreciation		(66,057)	(39,468)
Property and equipment, net		$86,159	$127,700

Depreciation expense for the six months ended June 30, 2015 and 2014 was $26,589 and $9,457, respectively.

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

As of June 30, 2015 and December 31, 2014, the outstanding balance related to the premium finance agreements was $92,267 and $283,552, respectively. For the six months ended June 30, 2015 and 2014, the Company paid $191,285 and $102,855, respectively.

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

Activities for derivative warrant instruments during the six months ended June 30, 2015 were as follows:

	Shares subject to warrants	Fair Value

Balance, December 31, 2014	1,649,329	$6,709,911

Transfer from liability to equity classification	(21,960)	(48,691)

Change in fair value	-	(4,738,710)

Balance, June 30, 2015	1,627,369	$1,922,510

During the six months ended June 30, 2015, 1,115,810 warrants were exercised, of which 21,960 were derivative warrants. The fair value of these derivative warrants totaling $48,691 were measured on the various exercise dates and reclassified to additional paid-in capital.

The fair values of the derivative warrants were calculated using a modified binomial valuation model with the following assumptions at each balance sheet date.

	June 30,	December 31,
	2015	2014

Market value of common stock on measurement date (1)	$2.65	$5.89
Adjusted exercise price	$2.48	$2.48
Risk free interest rate (2)	0.83%	1.10%
Warrant lives in years	2.50 years	3.00 years
Expected volatility (3)	70%	71%
Expected dividend yield (4)	-	-
Probability of stock offering in any period over 5 years (5)	100%	100%
Offering price (6)	$2.60	$4.50

(1)	The market value of common stock at the above measurement dates is based on the Company’s trading price quoted on the NYSE MKT.

(2)	The risk-free interest rate was determined by management using the Treasury Bill rate as of the respective measurement date.

(3)	Because the Company does not have adequate trading history to determine its historical trading volatility, the volatility factor was estimated by management using the historical volatilities of comparable companies in the same industry and region.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management determines the probability of future stock offering at each evaluation date.

(6)	Represents the estimated offering price in future offerings as determined by management.

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

c.

AptivSolutions provides project management services for the study of the drug Ac-225-HuM195 (Actimab-A) used in the Company’s Phase 1 and Phase 2 clinical trials.  The total project was estimated to cost approximately $1.9 million and requires a 12.5% down payment of the total estimated project cost.  The down payment totaling $239,000 was paid in 2007 and 2012.  On August 6, 2012, October 22, 2012 and May 16, 2013, the agreement was amended to provide for additional services.  The total project is estimated at approximately $2.7 million. AptivSolutions bills the Company when services are rendered and the Company records the related expense to research and development costs.

For each of the six months ended June 30, 2015 and 2014, the Company incurred expenses of approximately $200,000 related to this agreement.

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

For six months ended June 30, 2015 and 2014, the Company incurred expenses of approximately $169,000 and $75,000, respectively, related to this agreement.

e.	On August 28, 2012, the Company entered into a clinical trial agreement with The University of Texas M.D. Anderson Cancer Center. The total estimated cost of conducting the clinical trial is approximately $500,000, which includes a non-refundable institutional fee of $14,500. The estimated cost is based on treating 24 patients through 2013. Upon execution of the agreement, the Company paid $33,946. During 2013, there was one patient treated and the Company paid $34,383 in July 2013. There were no expenses recorded during the three or six months ended June 30, 2015 and 2014.

f.	On February 27, 2014, the Company entered into a manufacturing agreement with Goodwin Biotechnology Inc. ("Goodwin"). Goodwin will oversee the current Good Manufacturing Practices (cGMP) production of a monoclonal antibody anticipated to be used in an upcoming phase 3 clinical trial of Iomab-B. Total cost of the agreement is $3.3 million. The Company made a non-refundable payment of $562,790 upon execution of the agreement. Periodic payments will be made upon reaching certain milestones. As of June 30, 2015, the remaining cost of the agreement is approximately $1.8 million. Goodwin bills the Company when services are rendered and the Company records the related expense to research and development costs. For the six months ended June, 2015 and 2014, the Company paid Goodwin approximately $3.5 million and $1.0 million, respectively. As of June 30, 2015 and December 31, 2014, the Company owed $0.2 million and $0.1 million, respectively, to Goodwin.

g.	On June 20, 2014, the Company entered into a CRO agreement with Act Oncology. Act Oncology provided project management services for the study of Iomab-B used for the intended Phase 3 clinical trial. The total project is estimated to cost approximately $0.8 million. Act Oncology billed the Company when services were rendered and the Company recorded the related expense to research and development costs. During the first quarter of 2015, the Company terminated the agreement with Act Oncology and no additional payments are expected.

h.	On September 30, 2014, the Company entered into a research agreement with the Albert Einstein College of Medicine of Yeshiva University (“Einstein”). According to the agreement, Einstein will use certain materials provided by the Company to complete a research project. The research project will explore the feasibility of using Actinium 225 to prepare patients with blood borne cancers to receive a hematopoietic stem cell transplant. Einstein will periodically provide the Company with reports showing project data or research. The total fixed price of the project is $183,391 which is payable to Einstein in three payments. During the three months ended June 30, 2015 and 2014, the Company paid Einstein approximately $55,000 and $0, respectively. No payments were made during the second quarter of 2015. As of June 30, 2015, the Company paid Einstein a total of $146,713.

Lease Agreements

On June 4, 2013 and amended on October 4, 2013, the Company entered into two rental agreements for office space at 546 Fifth Avenue, New York, NY. One of the agreements was terminated on July 6, 2014. The second rental agreement was terminated June 30, 2015 with an effective date of August 31, 2015. The Company paid a one month refundable deposit on the space that it maintained at 546 Fifth Ave, New York, NY.

On June 30, 2015 and July 1, 2015, the Company entered into two separate three month rental agreements for office space at 757 3rd Avenue, New York, NY. The Company paid a one month refundable deposit on the space that it maintains in New York, NY.

On April 22, 2014, the Company entered into a sublease agreement for office space located at 379 Thornall Street, Edison, NJ. This agreement expires on September 30, 2016. The Company issued a letter of credit for $34,733 to the existing tenant and maintained a $34,733 certified deposit as collateral for the letter of credit.

Future minimum obligations on the lease are:

For the year ending June 30, 2016	$135,385
For the year ending June 30, 2017	28,004
$163,389

Note 8 - Equity

On June 9, 2015, the Company closed a financing with certain investors in which it raised approximately $5,000,000 in gross proceeds or $4,480,000 in net proceeds, after deducting placement agent’s fees and other offering expenses. Investors purchased 1,923,078 shares of the Company’s common stock, at a price per share of $2.60.

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

On March 24, 2014, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”) and deemed effective on April 17, 2014. This Registration Statement contained two prospectuses: (i) a base prospectus which covers the offering, issuance and sale by the Company of up to $200,000,000 of its common stock, preferred stock, warrants and/or units; and (ii) a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $75,000,000 of its common stock that may be issued and sold under a sales agreement (the “Sales Agreement”) with MLV & Co. LLC (“MLV”). During the quarter ended June 30, 2015, the Company issued 2,609,001 shares of common stock for gross proceeds of $7,742,451 (net proceeds of $7,510,012). Since inception through June 30, 2015, the Company issued 2,609,501 shares of common stock for gross proceeds of $7,748,451.

During the six months ended June 30, 2015, the Company issued 1,021,577 common shares for cashless exercise of warrants. During the six months ended June 30, 2015, the Company issued 54,680 common shares for $42,730 cash received from the exercise of options and warrants.

Restricted Stock

During the six months ended June 30, 2015, the Company granted 374,889 shares of restricted common stock to consultants with a fair value of $2,101,582 based on the stock price on the grant dates. Of the 374,889 restricted share awards granted in 2015, 299,889 shares vested at the date of grant and 75,000 shares vest over a six-month vesting period.

During the six months ended June 30, 2015, the Company cancelled 126,265 shares of restricted stock originally granted to employees and issued a total of 152,499 options (see below). As a result of the cancellation of these shares, the Company recorded an expense of $852,681 for the grant-date fair value of the restricted stock for which the requisite service is expected to be rendered.

During the three months ended June 30, 2015 and 2014, the Company recorded approximately $2 million and $0, respectively, in stock-based compensation in relation to these restricted shares. During the six months ended June 30, 2015 and 2014, the Company recorded approximately $3.2 million and $0, respectively, in stock-based compensation in relation to these restricted shares.

During the six months ended June 30, 2015, the Company issued common shares totaling 462,257 for restricted shares previously granted.

Stock Options

Following is a summary of option activities for the six months ended June 30, 2015:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2014	3,013,084	$5.98	8.35	$4,728,842
Granted	964,499	3.17	9.74	21,825
Cancelled	(61,000)	6.10
Exercised	(20,000)	0.78
Outstanding, June 30, 2015	3,896,583	5.31	8.31	1,555,719

Exercisable, June 30, 2015	1,624,166	4.11	7.89	$1,287,708

On February 18, 2015, the Company granted its employees and board members 531,000 options to purchase the Company’s common stock at an exercise price of $3.58 per share, a term of 10 years, and a vesting period of 4 years.  The options have an aggregated fair value of $1.4 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.69% (2) expected life of 6 years, (3) expected volatility of 86.29%, and (4) zero expected dividends. During the six months ended June 30, 2015, the Company recorded $127,188 in stock-based compensation in relation to these options.

On March 9, 2015, the Company granted an employee 5,000 options to purchase the Company’s common stock at an exercise price of $2.91 per share, a term of 10 years, and a vesting period of 4 years.  The options have an aggregated fair value of $11,000 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.83% (2) expected life of 6 years, (3) expected volatility of 86.29%, and (4) zero expected dividends. During the three months ended June 30, 2015, the Company recorded $658 in stock-based compensation in relation to these options. During the six months ended June 30, 2015, the Company recorded $817 in stock-based compensation in relation to these options.

On May 4, 2015, the Company granted an employee 200,000 options to purchase the Company’s common stock with an exercise price of $2.64 per share, a term of 10 years, and a vesting period of 4 years.   The options have an aggregated fair value of $378,664 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.71% (2) expected life of 6 years, (3) expected volatility of 85.01%, and (4) zero expected dividends. During the six months ended June 30, 2015, the Company recorded $14,783 in stock-based compensation in relation to these options.

On May 7, 2015, the Company granted certain employees 152,499 options to purchase the Company’s common stock at an exercise price of $2.52 per share, a term of 10 years, and vested immediately. The options have an aggregated fair value of $275,572 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.70% (2) expected life of 6 years, (3) expected volatility of 85.01%, and (4) zero expected dividends. These options were issued concurrent with the cancellation of 126,265 shares of restricted stock. The fair value of the options granted was less than the fair value of the cancelled restricted stock at May 7, 2015. Therefore, no incremental compensation cost was recorded.

On June 3, 2015, the Company granted certain employees and board members 76,000 options to purchase the Company’s common stock at an exercise price of $2.99 per share, a term of 10 years, and a vesting period of 4 years.  The options have an aggregated fair value of $163,359 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.91% (2) expected life of 6 years, (3) expected volatility of 85.01%, and (4) zero expected dividends. During the six months ended June 30, 2015, the Company recorded $3,023 in stock-based compensation in relation to these options.

The fair value of all options issued and outstanding are being amortized over their respective vesting periods. During the three months ended June 30, 2015 and 2014, the Company recorded total option expense of $0.9 million and $0.6 million, respectively. During the six months ended June 30, 2015 and 2014, the Company recorded total option expense of $1.9 million and $0.9 million, respectively.

Warrants

Following is a summary of warrant activities for the six months ended June 30, 2015:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, December 31, 2014	7,634,058	$1.64	3.97	$34,317,224
Granted	3,333,333	6.50	3.62	-
Exercised	(1,115,810)
Outstanding, June 30, 2015	9,851,581	3.44	3.44	9,201,405

Exercisable, June 30, 2015	9,564,844	$3.31	3.28	$9,201,405

On February 11, 2015, the Company completed an underwritten offering of 4,444,444 shares of its common stock and warrants to purchase an aggregate of 3,333,333 shares of its common stock at a price of $4.50 per share. The warrants will be exercisable for a period of 4 years at an exercise price of $6.50 per share. The transaction date relative fair value of the warrants of $3,540,659 was determined utilizing the Black-Scholes option pricing model.

During the six months ended June 30, 2015, 1,115,810 warrants were exercised by the warrant holders. The Company issued 1,056,257 shares of common stock as a result of these exercises.

During the three months ended June 30, 2015 and 2014, the Company recorded stock-based compensation related to the warrants of $57,144 and $39,290, respectively. During the six months ended June 30, 2015 and 2014, the Company recorded stock-based compensation related to the warrants of $113,660 and $98,224, respectively.

Note 10 - Subsequent Events

On July 1, 2015, the Company sold 17,899 shares of common stock for gross proceeds of $47,784 as part of the Sales Agreement with MLV.

On July 1, 2015, the Company entered into a three month rental agreements for office space at 757 3rd Avenue, New York, NY. The Company paid a one month refundable deposit on the space that it maintains in New York, NY.

On July 22, 2015, 500 shares of restricted stock vested and the Company issued 500 shares of common stock to an employee.

On July 28, 2015, the board of directors of the Company appointed Sergio Traversa as a member of the Audit Committee. Mr. Traversa has been a director since August 2012.

On July 29, 2015, 25,000 shares of restricted stock vested and the Company issued 25,000 shares of common stock to a consultant.

On August 3, 2015, the Company issued 29,761 shares of common stock to a consultant with a fair value of $50,000.

On August 3, 2015, the Company issued 75,818 shares of common stock for the conversion of 86,700 warrants.

On August 6, 2015, the Board approved an amendment to the 2013 Stock Plan and the Equity Incentive Plan (the “Plan Amendments”). Among other things, the Plan Amendments update the underlying documents to provide a uniform definition of “change of control” among the two plans and provide for accelerated vesting of all awards granted under each plan in the event of a change of control of the Company.

On August 6, 2015, the Company entered into an amended and restated consulting agreement with Mr. Sandesh Seth and an amended and restated employment agreement with Mr. Kaushik Dave. Among other things, the amendments revise the previously disclosed underlying agreements to provide substantial uniformity among various provisions of the two agreements, to enhance severance benefits, including in the event of a change of control of the Company, and to provide for immediate vesting of options in accordance with the amended 2013 Stock Plan and Equity Incentive Plan. The Dave Agreement also changes Dr. Dave’s title from “President and Chief Executive Officer” to “Chief Executive Officer”. On August 6, 2015, the Company also entered into an amended employment agreement with Mr. Dragan Cicic. Pursuant to the amendment Mr. Cicic’s title was changed from Chief Operating Officer and Chief Medical Officer to Chief Medical Officer.

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

Description of Business

Actinium is a biotechnology company committed to developing breakthrough therapies for life threatening diseases using its alpha particle immunotherapy (APIT) platform and other related and similar technologies. Actinium, together with its wholly owned subsidiary, MedActinium, Inc. (MAI), is hereinafter referred to collectively as “Actinium” or the “Company” has initiated collaborative efforts with large institutions to establish the proof of concept of alpha particle immunotherapy and has supported one Phase 1/2 clinical trial and one Phase 1 clinical trial at Memorial Sloan-Kettering Cancer Center (“MSKCC”) under an MSKCC Physician IND Application. In 2012, Actinium launched a multi-center corporate sponsored trial in acute myeloid leukemia (AML) patients. Actinium’s objective, through research and development, is to produce reliable cancer fighting products which utilize monoclonal antibodies linked with alpha particle emitters or other appropriate payloads to provide very potent targeted therapies. The initial clinical trials of Actinium’s compounds have been with patients having acute myeloid leukemia and it is believed that Actinium’s APIT platform will have wider applicability for different types of cancer where suitable monoclonal antibodies can be found.

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

We have never generated revenue. Currently, we do not have a recurring source of revenues to cover our operating costs. We incurred a net loss for the three months ended June 30, 2015 of approximately $7.5 million and income of approximately $3.5 million for the three months ended June 30, 2014. For the six months ended June 30, 2015 and 2014, we incurred a net loss of approximately $10.5 million and $13.2 million, respectively. We believe that we have sufficient cash on hand to fund our operations through the next 12 months.

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

Results of Operations – Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Three Months Ended June 30,
	2015	2014

Revenues	$-	$-

Operating expenses:
Research and development, net of reimbursements	3,837,959	2,130,625
General and administrative	3,550,361	2,285,939
Depreciation expense	16,194	8,052
Total operating expenses	7,404,514	4,424,616

Other income (expense):
Interest expense	(1,553)	-
Gain (loss) on change in fair value of derivative liabilities	(57,668)	7,939,711
Total other income (expense)	(59,221)	7,939,711

Net (loss) income	$(7,463,735)	$3,515,095

Revenues

We recorded no commercial revenues for the three months ended June 30, 2015 and 2014.

Research and Development Expense

Research and development expenses increased by approximately $1.7 million to approximately $3.8 million for the three months ended June 30, 2015 from approximately $2.1 million for the three months ended June 30, 2014. During the first quarter of 2014, we engaged an outside consultant to oversee the current Good Manufacturing Practices (cGMP) production of a monoclonal antibody anticipated to be used in the Phase 3 clinical trial of Iomab™-B. Iomab-B manufacturing costs increased by approximately $0.7 million for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. In addition, payroll related costs increased by approximately $0.4 million due to the increased number of employees in 2015 than in 2014. Actimab™-A costs increased by approximately $0.3 million. We expect to incur increased research and development costs in the future.

General and Administrative Expenses

Overall, total general and administrative expenses increased by approximately $1.3 million to approximately $3.6 million for the three months ended June 30, 2015 from approximately $2.3 million for the three months ended June 30, 2014. The increase was largely attributable to increases in payroll related expenses and consulting fees of approximately $0.5 million and $0.6 million, respectively. We expect to incur increased general and administrative costs in the future.

Other Income (Expense)

Other expense was approximately $0.1 million for the three months ended June 30, 2015 from income of approximately $7.9 million for the three months ended June 30, 2014. The other income (expense) is mainly associated with changes in our warrant derivative liability. The change is attributable to the fluctuation of our stock price from $7.22 per share at June 30, 2014 to $2.65 per share at June 30, 2015.

Net Loss

Net loss increased by approximately $11.0 million from net income of $3.5 million for the three months ended June 30, 2014 to a net loss of approximately $7.5 million for the three months ended June 30, 2015. The increase was primarily due to the increase in expenses and the change in fair value of derivative liabilities as discussed above.

Results of Operations – Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Six Months Ended June 30,
	2015	2014

Revenues	$—	$—

Operating expenses:
Research and development, net of reimbursements	7,886,673	3,720,401
General and administrative	7,356,766	4,833,184
Depreciation expense	26,589	9,457
Total operating expenses	15,270,028	8,563,042

Other income (expense):
Interest expense	(7,280)	—
Gain (loss) on change in fair value of derivative liabilities	4,738,710	(4,621,360)
Total other income (expense)	4,731,430	(4,621,360)

Net loss	$(10,538,598)	$(13,184,402)

Revenues

We recorded no commercial revenues for the six months ended June 30, 2015 and 2014.

Research and Development Expense

Research and development expenses increased by approximately $4.2 million to approximately $7.9 million for the six months ended June 30, 2015 from approximately $3.7 million for the six months ended June 30, 2014. For the six months ended June 30, 2015, we incurred an increase of approximately $2.4 million of manufacturing costs of BC8, the antibody that is the key component of Iomab-B and an increase in salaries of approximately $0.5 million. We expect to incur increased research and development costs in the future.

General and Administrative Expenses

Overall, total general and administrative expenses increased by approximately $2.6 million to $7.4 million for the six months ended June 30, 2015 from approximately $4.8 million for the six months ended June 30, 2014. The increase was largely attributable to increases in payroll related expenses and consulting fees of approximately $1.5 million and $1.0 million, respectively. We expect to incur increased general and administrative costs in the future.

Other Income (Expense)

Other income was $4.7 million for the six months ended June 30, 2015 compared to other expense of $4.6 million for the six months ended June 30, 2014. The Company recorded a gain on the change in fair value of the Company’s embedded derivative liability in the approximate amount $4.7 million during the six months ended June 30, 2015 as compared to a loss of approximately $4.6 million during the comparable six month period ended June 30, 2014. The change is mainly attributable to the fluctuation of the Company’s stock price.

Net Loss

Net loss decreased by approximately $2.7 million from $13.2 million for the six months ended June 30, 2014 to approximately $10.5 million for the six months ended June 30, 2015. The decrease was primarily due to a gain from change in fair value of the derivative liability.

Liquidity and Capital Resources

We have financed our operations primarily through sales of the Company’s common stock.

We did not have any cash or cash equivalents held in financial institutions located outside of the United States as of June 30, 2015 and December 31, 2014. We do not anticipate this practice will change in the future.

The following tables sets forth selected cash flow information for the periods indicated:

	For the Six Months Ended June 30,
	2015	2014

Cash used in operating activities	$(11,080,245)	$(5,062,072)
Cash used in investing activities	(959)	(128,439)
Cash provided by financing activities	30,326,458	14,327,958

Net change in cash	$19,245,254	$9,137,447

Net cash used in operating activities was approximately $11.1 million and $5.1 million for the six months ended June 30, 2015 and 2014, respectively. Cash used in operations increased due to the increase in spending related to preparations and eventual launch and conduct of a multicenter clinical trial and an increase in spending related to professional fees combined with an increase in payroll-related expenses.

Net cash provided by financing activities was approximately $30.3 million and approximately $14.3 million for the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015, the Company issued common stock and received net proceeds of approximately $30.5 million compared to approximately $14.3 million received during the six months ended June 30, 2014. In addition, the Company received aggregate proceeds of approximately $15,700 and $27,000 from the exercise of options and warrants during the six months ended June 30, 2015. These increases were partially offset by payments on notes payable of $0.2 million and $0.1 million for each of the six months ended June 30, 2015 and 2014.

Recent Equity Offerings

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

 On June 9, 2015, we closed a financing with certain investors in which we raised approximately $5,000,000 in gross proceeds or $4,480,000 in net proceeds, after deducting placement agent’s fees and other offering expenses. Investors purchased 1,923,078 shares of our common stock, at a price per share of $2.60.

 On March 24, 2014, we filed a shelf registration statement on Form S-3 (the “Registration Statement”) and deemed effective on April 17, 2014. This Registration Statement contained two prospectuses: (i) a base prospectus which covers the offering, issuance and sale by the Company of up to $200,000,000 of its common stock, preferred stock, warrants and/or units; and (ii) a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $75,000,000 of its common stock that may be issued and sold under a sales agreement (the “Sales Agreement”) with MLV & Co. LLC (“MLV”). During the quarter ended June 30, 2015, the Company issued 2,609,001 shares of common stock for gross proceeds of $7,742,451. Since inception through June 30, 2015, the Company issued 2,609,501 shares of common stock for gross proceeds of $7,748,451.

During the six months ended June 30, 2015, we issued 1,021,577 common shares for the exercise of cashless exercise warrants and issued 54,680 common shares for $42,730 cash received from the exercise of options and warrants.

During the six months ended June 30, 2015, the Company issued common shares totaling 462,257 for restricted shares granted.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued Accounting issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We are currently evaluating the effects of ASU 2015-03 on the consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Common Stock Price Risk

In December 2012, we issued common stock and warrants. Pursuant to ASC 815-40, we recorded the fair value of the warrants as a current liability. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the condensed consolidated statements of operations. For the three months ended June 30, 2015, we recognized the change in the value of warrants of approximately $0.06 million as a loss on the consolidated statement of operations. For the three months ended June 30, 2014, we recognized the change in the value of warrants of approximately $7.9 million as a gain on the consolidated statement of operations. For the six months ended June 30, 2015, we recognized the change in the value of warrants of approximately $4.7 million as a gain on the consolidated statement of operations. For the six months ended June 30, 2014, we recognized the change in the value of warrants of approximately $4.6 million as a loss on the consolidated statement of operations. Fair value of the derivative instruments will be affected by estimates of various factors that may affect the respective instrument, including our stock price, the risk free rate of return and expected volatility in the fair value of our stock price. As the fair value of this derivative may fluctuate significantly from period to period, the resulting change in valuation may have a significant impact on our results of operations.

On March 24, 2014, we filed a shelf registration statement on Form S-3 (the “Registration Statement”) that was deemed effective on April 17, 2014.  This Registration Statement contained two prospectuses: (i) a base prospectus which covers the offering, issuance and sale by the Company of up to $200,000,000 of its common stock, preferred stock, warrants and/or units; and (ii) a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $75,000,000 of its common stock that may be issued and sold under a sales agreement (the “Sales Agreement”) with MLV & Co. LLC (“MLV”). During the quarter ended June 30, 2015, the Company issued 2,609,001 shares of common stock for gross proceeds of $7,742,451. Since inception through June 30, 2015, the Company issued 2,609,501 shares of common stock for gross proceeds of $7,748,451.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of June 30, 2015, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of June 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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

We have a limited operating history and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with this development and expansion. Since we began our business, we have focused on research, development and clinical trials of product candidates, and have incurred losses since inception. As of June 30, 2015, we had an accumulated deficit of approximately $101.7 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment.

We do not currently have sufficient capital for the development and commercialization of our lead product candidate and we will need to continue to seek capital from time to time to continue development of our lead product candidates and to acquire and develop other product candidates. Our first product candidate is not expected to be commercialized, if approved, until at least 2017 and we do not expect that the partnering revenues it will generate will be sufficient to fund our ongoing operations. Our cash balance as of June 30, 2015 was approximately $26.0 million. As of June 30, 2015, we believe that we have enough cash to finance research and development and to cover our ongoing working capital needs through the second quarter 2016.

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

As of June 30, 2015 we believe that we have enough cash to finance research and development and to cover our ongoing working capital needs through the second quarter 2016, and we have not completed efforts to establish a stable recurring source of revenues sufficient to cover our operating costs for the next twelve months. We have financed our operations primarily through sales of stock and the issuance of convertible promissory notes. It is likely that during the next twelve months we will seek to raise additional capital through the sales of stock and/or issuance of convertible debentures in order to expand our level of operations to continue our research and development efforts.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Item 1.01 Entry into a Material Definitive Agreement.

As previously disclosed, on September 9, 2013, the Board of Directors (the “Board”) of Actinium Pharmaceuticals, Inc. (the “Company”) approved the Company’s 2013 Stock Plan (the “Stock Plan”) and 2013 Equity Incentive Plan (the “Equity Plan”), each described in greater detail in the Company’s Form 8-K, filed with the United States Securities and Exchange Commission on September 9, 2013. Effective August 6, 2015, the Board has approved an amendment to the Stock Plan (the “First Stock Plan Amendment”) and an amendment to the Equity Plan (the “First Equity Plan Amendment” and, together with the First Stock Plan Amendment, the “Plan Amendments”). Among other things, the Plan Amendments update the underlying documents to provide a uniform definition of “change of control” among the two plans and provide for accelerated vesting of all awards granted under each plan in the event of a change of control of the Company. The Board believes that these amendments will further align the interests of officers, directors, key employees, and consultants, with those of stockholders, motivate them to achieve key financial goals, and reward superior performance over a multi-year period.

In addition, the Company intends to enter into indemnification agreements (the “Indemnification Agreements”) with each of the Company’s directors and executive officers, a form of which is attached hereto as Exhibit 10.3 and is incorporated herein by reference.

The First Stock Plan Amendment, the First Equity Plan Amendment, and the form of Indemnification Agreement are attached hereto as Exhibits 10.1, 10.2, and 10.3, respectively, and are incorporated herein by reference. The above descriptions are only summaries of the terms of those agreements, do not purport to be complete descriptions of such documents, and are qualified in their entirety by reference to the First Stock Plan Amendment, the First Equity Plan Amendment, and the Indemnification Agreement, copies of which are attached as exhibits hereto and which are incorporated by reference in this Item 1.01.

Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

Effective as of August 6, 2015, the Board amended the Company’s Amended and Restated Bylaws (such amendment, the “Bylaws Amendment”). Among other things, the Bylaws Amendment (which is made a part of the Amended and Restated Bylaws of the Company) establishes advance notice requirements for nominations for election to the Company’s board of directors and for proposals of business to be acted upon at stockholder meetings. For example, the Bylaws Amendment requires that, to be timely, a stockholder’s notice submitting a proposal of business or director nomination for consideration at the Company’s annual stockholder meeting must be delivered to the secretary of the Company at the Company’s principal executive offices by the close of business on not later than the close of business on the 120th day, and not earlier than the close of business on the 150th day, prior to the first anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is advanced more than 30 days prior to or delayed more than 30 days after the anniversary date of the preceding year’s annual meeting, notice by the stockholder, to be timely, must be so delivered not later than the later of the close of business on the later of the 120th day prior to such annual meeting and the 10th day following the day on which notice of the date of such meeting is first given to the stockholders, and not earlier than the close of business on the 150th day prior to such annual meeting. The Bylaws Amendment also provides for notice procedures in the case of stockholder proposals for business or director nominations (if applicable) at special meetings. In addition, the Bylaws Amendment requires that in order to be eligible to be a stockholder nominee for election as a director of the Company, the nominating stockholder must provide additional information to the Company, which is described in the Bylaws Amendment.

In order to be eligible for inclusion on the Company’s proxy statement relating to the Company’s 2015 annual meeting of stockholders (the “2015 Meeting”), the Company must receive stockholder proposals at its principal executive office no later than July 20, 2015. Following the adoption of the Bylaws Amendment, to be considered for presentation at the 2015 annual meeting, although not included in the proxy statement, proposals must be received by the secretary of the Company no earlier than July 25, 2015 (which is 150 days before December 22, 2015, the anniversary date of the 2014 annual meeting of stockholders the “Meeting Anniversary”) and no later than August 24, 2015 (which is 120 days before the Meeting Anniversary); provided, that, if the date of the 2015 annual meeting of stockholders is more than 30 days before or more than 30 days after the anniversary date of the 2014 annual meeting of stockholders, such dates shall change as described in the Bylaws Amendment. For the avoidance of doubt, even if such a stockholder meets the timing requirements set forth in the Bylaws Amendment, such stockholder must otherwise comply with the other requirements set forth in the Bylaws Amendment.

A copy of the Bylaws Amendment is attached hereto as Exhibit 3.1 and is incorporated herein by reference. The above description of the Bylaws Amendment is only a summary of the terms of such document, does not purport to be a complete description of such document, and is qualified in its entirety by reference to the Bylaws Amendment, a copy of which is attached as an exhibit hereto and which is incorporated by reference into this Item 5.03.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On August 6, 2015, the Company entered into an amended and restated consulting agreement with Mr. Sandesh Seth (the “Seth Agreement”), an amendment to the employment agreement with Mr. Dragan Cicic (the “Cicic Agreement”) and amended and restated employment agreement with Mr. Kaushik Dave (the “Dave Agreement”) and, together with the Seth Agreement and Cicic Agreement, the “Agreements”). Among other things, the Seth Agreement and Dave Agreement revise the previously disclosed underlying agreements to provide substantial uniformity among various provisions of the two agreements, to enhance severance benefits, including in the event of a change of control of the Company, and to provide for immediate vesting of options in accordance with the amended Stock Plan and Equity Plan. The Dave Agreement also changes Dr. Dave’s title from “President and Chief Executive Officer” to “Chief Executive Officer”. Pursuant to the Cicic Amendment, Dr. Cicic’s title was changed to Chief Medical Officer from Chief Operating Officer and Chief Medical Officer.

Forms of the Seth Agreement, Dave Agreement, and Cicic Agreement are attached hereto as Exhibits 10.4,10.5, and 10.6, respectively, and are incorporated herein by reference. The above descriptions of the Agreements are only summaries of the terms of those agreements, do not purport to be complete descriptions of such documents, and are qualified in their entirety by reference to the Seth Agreement, the Dave Agreement, and cicic Amendment, copies of which are attached as exhibits hereto and which are incorporated by reference into this Item 5.02.

In addition, the information relating to the Indemnification Agreements described in Item 1.01 above is incorporated into this Item 5.02 by reference.

ITEM 6. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

3.1	Amendment to Amended and Restated Bylaws	Attached

10.1	First Amendment to 2013 Amended and Restated Stock Plan	Attached

10.2	First Amendment to 2013 Amended and Restated Equity Incentive Plan	Attached

10.3	Form of Indemnification Agreement	Attached

10.4	Amended and Restated Consulting Agreement, dated August 6, 2015, by and between Actinium Pharmaceuticals, Inc and Sandesh Seth	Attached

10.5	Amended and Restated Employment Agreement, dated August 6, 2015, by and between Actinium Pharmaceuticals, Inc and Kaushik Dave	Attached

10.6	Amendment to Employment Agreement, dated August 6, 2015, by and between Actinium Pharmaceuticals, Inc. and Dragan Cicic	Attached

31	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Attached

32	Certification of the Principal Executive Officer and Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

101.INS	XBRL Instance Document	Attached

101.SCH	XBRL Taxonomy Extension Schema Document	Attached

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Attached

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

ACTINIUM PHARMACEUTICALS, INC.

Date: August 7, 2015	By:	/s/ Kaushik J. Dave
Kaushik J. Dave
Chief Executive Officer and Interim Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Interim Principal Financial and Accounting Officer)

