Form 10-Q
period 2015-09-30
Actinium Pharmaceuticals, Inc.
filed 2015-10-30
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

      (Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

 ☐ Yes        ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 29: 42,017,449.

Actinium Pharmaceuticals, Inc.

FORM 10-Q

For quarter period ended September 30, 2015

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014 have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2014, filed with the SEC in the Company’s Annual Report on Form 10-K on March 16, 2015.  The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2015	December 31, 2014

Assets
Current Assets:
Cash and cash equivalents	$24,762,045	$6,706,802
Prepaid expenses and other current assets	157,604	699,851
Total Current Assets	24,919,649	7,406,653

Property and equipment, net of accumulated depreciation	95,325	127,700
Restricted cash	34,733	34,733
Total Assets	$25,049,707	$7,569,086

Liabilities and Stockholders' Equity (Deficit)

Current Liabilities:
Accounts payable and accrued expenses	$888,453	$2,283,796
Accounts payable and accrued expenses - related parties	38,539	214,357
Notes payable	-	283,552
Derivative liabilities	1,228,302	6,709,911
Total Current Liabilities	2,155,294	9,491,616

Total Liabilities	2,155,294	9,491,616

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 50,000,000 authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 41,917,403 and 29,971,839 shares issued and outstanding, respectively	41,917	29,972
Additional paid-in capital	128,542,052	89,252,262
Accumulated deficit	(105,689,556)	(91,204,764)
Total Stockholders' Equity (Deficit)	22,894,413	(1,922,530)

Total Liabilities and Stockholders' Equity (Deficit)	$25,049,707	$7,569,086

See accompanying notes to the unaudited consolidated financial statements.

Actinium Pharmaceuticals, Inc.
Consolidated Statements of Operations (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue	$—	$—	$—	$—

Operating expenses:
Research and development, net of reimbursements	2,828,093	4,141,390	10,714,766	7,861,790
General and administrative	1,794,901	2,889,195	9,151,667	7,722,380
Depreciation expense	16,820	14,326	43,409	23,783
Total operating expenses	4,639,814	7,044,911	19,909,842	15,607,953

Loss from operations	(4,639,814)	(7,044,911)	(19,909,842)	(15,607,953)

Other income (expense):
Interest expense	(588)	—	(7,868)	—
Gain (loss) on change in fair value of derivative liabilities	694,208	967,887	5,432,918	(3,653,473)
Total other income (expense)	693,620	967,887	5,425,050	(3,653,473)

Net loss	$(3,946,194)	$(6,077,024)	$(14,484,792)	$(19,261,426)

Net loss per common share – basic and diluted	$(0.10)	$(0.21)	$(0.39)	$(0.73)
Weighted average common shares outstanding – basic and diluted	41,167,352	28,496,902	37,069,779	26,540,368

See accompanying notes to the unaudited consolidated financial statements.

Actinium Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$(14,484,792)	$(19,261,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	6,307,799	5,221,673
Depreciation expense	43,409	23,783
Loss (gain) on change in fair value of derivative liabilities	(5,432,918)	3,653,473
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	542,247	(488,247)
Increase (decrease) in:
Accounts payable and accrued expenses	(1,379,432)	1,352,252
Accounts payable and accrued expenses - related parties	(175,818)	197,106
Net Cash Used In Operating Activities	(14,579,505)	(9,301,386)

Cash Flows From Investing Activities:
Purchase of property and equipment	(26,945)	(150,874)
Net Cash Used In Investing Activities	(26,945)	(150,874)

Cash Flows From Financing Activities:
Payments on note payable	(283,552)	(157,825)
Sales of common stock, net of offering costs	32,825,465	15,435,305
Proceeds from exercise of options	15,680	275,153
Proceeds from exercise of warrants	104,100	116,936
Net Cash Provided By Financing Activities	32,661,693	15,669,569

Net change in cash	18,055,243	6,217,309

Cash and cash equivalents at beginning of period	6,706,802	5,533,366

Cash and cash equivalents at end of period	$24,762,045	$11,750,675

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,868	$—
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Fair value of warrants issued with stock	$4,738,161	$—
Transfer warrant derivatives from liability to equity classification	$48,691	$2,143,793

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

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. Balances held by the Company are typically in excess of FDIC insured limits. At September 30, 2015 and December 31, 2014, all of the Company’s cash was deposited in one bank.

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

The following tables set forth assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2015 and December 31, 2014. As required by ASC 820 “Fair Value Measurements and Disclosures”, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total

Derivative liabilities:
At September 30, 2015	$-	$-	$1,228,302	$1,228,302
At December 31, 2014	-	-	6,709,911	6,709,911

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

Research and Development Costs - Research and development costs are expensed as incurred. Research and development reimbursements and grants are recorded by the Company as a reduction of research and development costs. For the three months ended September 30, 2015 and 2014, the Company incurred approximately $2.8 million and $4.1 million of research and development costs, respectively. For the nine months ended September 30, 2015 and 2014, the Company incurred approximately $10.7 million and $7.9 million of research and development costs, respectively.

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

Earnings (Loss) Per Common Share - The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic earnings (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period. For the three and nine months ended September 30, 2015 and 2014, the Company’s potentially dilutive shares, which include outstanding common stock options and warrants have not been included in the computation of diluted net loss per share as the result would be anti-dilutive.

	September 30, 2015	September 30, 2014
Options	3,796,583	2,998,084
Warrants	9,442,498	7,933,747
Total	13,239,081	10,931,831

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

For the three months ended September 30, 2015 and 2014, the Company incurred $13,539 and $26,000, respectively, for maintenance fees and research conducted by MSKCC. For each of the nine months ended September 30, 2015 and 2014, the Company incurred approximately $0.2 million for maintenance fees and research conducted by MSKCC. As of September 30, 2015 and December 31, 2014, the Company has a payable to MSKCC covering the annual maintenance costs, clinical trials expense and patent costs totaling $13,539 and $189,537, respectively.

Placement Agent:

On December 9, 2013, the Company entered into an engagement agreement with a Healthcare Investment Bank as its placement agent for the 2013 Common Stock Offering whereby a director of the Company was the former Head of its Healthcare Investment Banking team (“the 2013 Offering”). The 2013 Offering was completed in two tranches, December 9, 2013 and January 10, 2014. The agreement entered in on December 9, 2013 included a cash fee equal to 10% of the gross proceeds raised, a non-accountable expense reimbursement equal to 2% of the gross proceeds raised and warrants to purchase shares of the Company’s Common Stock in an amount equal to 10% of the shares of common stock issued or issuable. Subsequent to the closing of the 2013 Offering, the placement agent continued to provide certain financial advisory services to the Company until three months after the Company had up-listed its securities for trading on a U.S. National Exchange for a monthly fee of $25,000. On May 28, 2014, the Company and the placement agent agreed to terminate the December 9, 2013 engagement agreement. As of September 30, 2015 and December 31, 2014, the Company owed its placement agent $25,000.

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

Note 3 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014

Security deposit	$11,380	$11,350
Prepaid insurance	85,720	368,223
Other prepaid expenses	60,504	320,278
Total prepaid expenses and other current assets	$157,604	$699,851

Note 4 - Property and Equipment

Property and equipment consisted of the following at September 30, 2015 and December 31, 2014:

		September 30,	December 31,
	Lives	2015	2014

Lab equipment	3 years	$92,802	$108,713
Office equipment	3 years	85,399	58,455
Less: accumulated depreciation		(82,876)	(39,468)
Property and equipment, net		$95,325	$127,700

Depreciation expense for the nine months ended September 30, 2015 and 2014 was $43,409 and $23,783, respectively.

Note 5 - Note Payable

On December 28, 2013, the Company entered into a premium finance agreement to pay a $157,825 premium for its director and officer liability insurance policy. Pursuant to the agreement, the Company paid a down payment of $15,995 in January 2014 and was required to pay $15,995 in nine monthly installments.

On October 25, 2014, the Company entered into a premium finance agreement for its multiple commercial insurance policies in the amount of $43,075. Pursuant to the agreement, the Company was required to pay $4,882 in monthly installments for nine months. On December 28, 2014, the Company entered into a premium finance agreement for its director and officer liability insurance policy in the amount of $244,493. Pursuant to the agreement, the Company was required to pay $27,614 in monthly installments for nine months. As of September 30, 2015, the Company paid the agreements in full.

As of September 30, 2015 and December 31, 2014, the outstanding balance related to the premium finance agreements was $0 and $283,552, respectively. For the nine months ended September 30, 2015 and 2014, the Company paid $283,552 and $157,825, respectively.

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

Activities for derivative warrant instruments during the nine months ended September 30, 2015 were as follows:

	Shares subject to warrants	Fair Value

Balance, December 31, 2014	1,649,329	$6,709,911

Transfer from liability to equity classification	(21,960)	(48,691)

Change in fair value	-	(5,432,918)

Balance, September 30, 2015	1,627,369	$1,228,302

During the nine months ended September 30, 2015, 1,524,892 warrants were exercised, of which 21,960 were derivative warrants. The fair value of these derivative warrants totaling $48,691 were measured on the various exercise dates and reclassified to additional paid-in capital.

The fair values of the derivative warrants were calculated using a modified binomial valuation model with the following assumptions at each balance sheet date.

	September 30,	December 31,
	2015	2014

Market value of common stock on measurement date (1)	$1.77	$5.89
Adjusted exercise price	$2.48	$2.48
Risk free interest rate (2)	0.78%	1.10%
Warrant lives in years	2.50 years	3.00 years
Expected volatility (3)	90%	71%
Expected dividend yield (4)	-	-
Probability of stock offering in any period over 5 years (5)	100%	100%
Offering price (6)	$2.60	$4.50

(1)	The market value of common stock at the above measurement dates is based on the Company’s closing price quoted on the NYSE MKT.

(2)	The risk-free interest rate was determined by management using the Treasury Bill rate as of the respective measurement date.

(3)	As of September 30, 2015, the volatility was estimated using the historical volatilities of the Company’s common stock traded in NYSE MKT market. As of December 31, 2014, the volatility was estimated using the historical volatilities of comparable companies in the same industry and region.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management determines the probability of future stock offering at each evaluation date.

(6)	Represents the estimated offering price in future offerings as determined by management.

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

c.

AptivSolutions provides project management services for the study of the drug Ac-225-HuM195 (Actimab-A) used in the Company’s Phase 1 and Phase 2 clinical trials.  The total project was estimated to cost approximately $1.9 million and required a 12.5% down payment of the total estimated project cost.  The down payment totaling $239,000 was paid in 2007 and 2012.  On August 6, 2012, October 22, 2012 and May16, 2013, the agreement was amended to provide for additional services.  The total project is now estimated at approximately $2.7 million. AptivSolutions invoices the Company when services are rendered and the Company records the related expense to research and development expense.

For nine months ended September 30, 2015 and 2014, the Company incurred expenses of approximately $0.5 million and $0.3 million, respectively, related to this agreement.

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

For nine months ended September 30, 2015 and 2014, the Company incurred expenses of approximately $0.2 million and $0.1 million, respectively, related to this agreement.

e.	On August 28, 2012, the Company entered into a clinical trial agreement with The University of Texas M.D. Anderson Cancer Center. The total estimated cost of conducting the clinical trial is approximately $500,000, which includes a non-refundable institutional fee of $14,500. The estimated cost is based on treating 24 patients through 2015. Upon execution of the agreement, the Company paid $33,946. There were no expenses recorded during the three or nine months ended September 30, 2015. During the three and nine months ended September 30, 2014, the Company recorded an expense of approximately $0.1 million.

f.	On February 27, 2014, the Company entered into a manufacturing agreement with Goodwin Biotechnology Inc. ("Goodwin"). Goodwin oversees the current Good Manufacturing Practices (cGMP) production of a monoclonal antibody anticipated to be used in an upcoming phase 3 clinical trial of Iomab-B. Total cost of the agreement is $5.0 million. The Company made a non-refundable payment of $562,790 upon execution of the agreement. Periodic payments will be made upon reaching certain milestones. As of September 30, 2015, the remaining cost of the agreement is approximately $1.7 million. Goodwin bills the Company when services are rendered and the Company records the related expense to research and development costs. For the nine months ended September, 2015 and 2014, the Company paid Goodwin approximately $3.9 million and $2.0 million, respectively. As of September 30, 2015 and December 31, 2014, the Company owed $0.1 million and $0.8 million, respectively, to Goodwin.

g.	On September 30, 2014, the Company entered into a research agreement with the Albert Einstein College of Medicine of Yeshiva University (“Einstein”). According to the agreement, Einstein will use certain materials provided by the Company to complete a research project. The research project will explore the feasibility of using Actinium 225 to prepare patients with blood borne cancers to receive a hematopoietic stem cell transplant. Einstein will periodically provide the Company with reports showing project data or research. The total fixed price of the project is $183,391 which is payable to Einstein in three payments. During the nine months ended September 30, 2015 and 2014, the Company paid Einstein approximately $55,000 and $0, respectively. No payments were made during the third quarter of 2015. As of September 30, 2015, the Company paid Einstein a total of $146,713.

Lease Agreements

On June 30, 2015, July 1, 2015 and October 1, 2015, the Company entered into three separate three-month rental agreements for office space at 757 3rd Avenue, New York, NY. The Company paid a one month refundable deposit on the space that it maintains in New York, NY.

On April 22, 2014, the Company entered into a sublease agreement for office space located at 379 Thornall Street, Edison, NJ. This agreement expires on September 30, 2016. The Company issued a letter of credit for $34,733 to the existing tenant and maintained a $34,733 certified deposit as collateral for the letter of credit.

Future minimum obligations on the lease are:

For the year ending September 30, 2016	$112,015
Total	$112,015

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

On March 24, 2014, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”) and deemed effective on April 17, 2014. This Registration Statement contained two prospectuses: (i) a base prospectus which covers the offering, issuance and sale by the Company of up to $200,000,000 of its common stock, preferred stock, warrants and/or units; and (ii) a sales agreement prospectus covering the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $75,000,000 of its common stock that may be issued and sold under a sales agreement (the “Sales Agreement”). During the quarter ended September 30, 2015, the Company issued 1,044,672 shares of common stock for gross proceeds of $2,423,209 (net proceeds of $2,350,332).

During the nine months ended September 30, 2015, the Company issued 1,223,641 common shares for cashless exercise of warrants. During the nine months ended September 30, 2015, the Company also issued 153,459 common shares for $119,780 cash received from the exercise of options and warrants.

Restricted Stock

During the nine months ended September 30, 2015, the Company granted 479,650 shares of restricted common stock to consultants with a fair value of $2,277,582 based on the stock price on the grant dates. Of the 479,650 restricted share awards granted in 2015, 329,650 shares vested at the date of grant and 150,000 shares vest over a six-month vesting period.

During the nine months ended September 30, 2015, the Company cancelled 126,265 shares of restricted stock originally granted to employees and issued a total of 152,499 options (see below). As a result of the cancellation of the 126,265 restricted shares, the Company recorded an expense of $852,681 for the grant-date fair value of the restricted stock for which the requisite service is expected to be rendered.

During the three months ended September 30, 2015 and 2014, the Company recorded approximately $0.3 million and $150,000, respectively, in stock-based compensation for all of the restricted shares outstanding. During the nine months ended September 30, 2015 and 2014, the Company recorded approximately $3.5 million and $0.4 million, respectively, in stock-based compensation in relation to the outstanding restricted shares.

During the nine months ended September 30, 2015, the Company issued common shares totaling 547,269 for restricted shares granted in 2015 and prior years.

Stock Options

Following is a summary of option activities for the nine months ended September 30, 2015:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2014	3,013,084	$5.98	8.35	$4,728,842
Granted	1,364,499	2.88	9.54	-
Cancelled	(561,000)	8.90	-	-
Exercised	(20,000)	0.78
Outstanding, September 30, 2015	3,796,583	4.47	8.17	709,217

Exercisable, September 30, 2015	1,639,948	3.45	7.28	630,839

On February 18, 2015, the Company granted its employees and board members 531,000 options to purchase the Company’s common stock at an exercise price of $3.58 per share, a term of 10 years, and a vesting period of 4 years.  The options have an aggregated fair value of $1.4 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.69% (2) expected life of 6 years, (3) expected volatility of 86.29%, and (4) zero expected dividends. During the nine months ended September 30, 2015, the Company recorded $208,078 in stock-based compensation in relation to these options.

On March 9, 2015, the Company granted an employee 5,000 options to purchase the Company’s common stock at an exercise price of $2.91 per share, a term of 10 years, and a vesting period of 4 years.  The options have an aggregated fair value of $11,000 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.83% (2) expected life of 6 years, (3) expected volatility of 86.29%, and (4) zero expected dividends. During the nine months ended September 30, 2015, the Company recorded $1,481 in stock-based compensation in relation to these options.

On May 4, 2015, the Company granted an employee 200,000 options to purchase the Company’s common stock with an exercise price of $2.64 per share, a term of 10 years, and a vesting period of 4 years.   The options have an aggregated fair value of $378,664 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.71% (2) expected life of 6 years, (3) expected volatility of 85.01%, and (4) zero expected dividends. During the nine months ended September 30, 2015, the Company recorded $38,644 in stock-based compensation in relation to these options.

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

On June 3, 2015, the Company granted certain employees 76,000 options to purchase the Company’s common stock at an exercise price of $2.99 per share, a term of 10 years, and a vesting period of 4 years.  The options have an aggregated fair value of $163,359 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.91% (2) expected life of 6 years, (3) expected volatility of 85.01%, and (4) zero expected dividends. During the nine months ended September 30, 2015, the Company recorded $14,125 in stock-based compensation in relation to these options.

On August 17, 2015, the Company granted an employee 250,000 options to purchase the Company’s common stock with an exercise price of $2.34 per share, a term of 10 years, and a vesting period of 4 years.   The options have an aggregated fair value of $442,538 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.75% (2) expected life of 6 years, (3) expected volatility of 92.6%, and (4) zero expected dividends. During the nine months ended September 30, 2015, the Company recorded $13,337 in stock-based compensation in relation to these options.

On August 24, 2015, the Company granted an employee 100,000 options to purchase the Company’s common stock with an exercise price of $1.91 per share, a term of 10 years, and a vesting period of 4 years.   The options have an aggregated fair value of $144,249 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.58% (2) expected life of 6 years, (3) expected volatility of 92.6%, and (4) zero expected dividends. During the nine months ended September 30, 2015, the Company recorded $3,656 in stock-based compensation in relation to these options.

On September 1, 2015, the Company granted an employee 50,000 options to purchase the Company’s common stock with an exercise price of $2.11 per share, a term of 10 years, and a vesting period of 4 years.   The options have an aggregated fair value of $79,790 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.65% (2) expected life of 6 years, (3) expected volatility of 92.6%, and (4) zero expected dividends. During the nine months ended September 30, 2015, the Company recorded $1,585 in stock-based compensation in relation to these options.

 The fair value of all options issued and outstanding are being amortized over their respective vesting periods. During the three months ended September 30, 2015 and 2014, the Company recorded total option expense of $0.8 million and $0.7 million respectively. During the nine months ended September 30, 2015 and 2014, the Company recorded total option expense of $2.7 million and $1.6 million, respectively.

Warrants

Following is a summary of warrant activities for the nine months ended September 30, 2015:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, December 31, 2014	7,634,058	$1.64	3.97	$34,317,224
Granted	3,333,333	6.50	3.37	-
Exercised	(1,524,893)	-	-	-
Outstanding, September 30, 2015	9,442,498	3.56	3.20	4,889,067

Exercisable, September 30, 2015	9,157,498	3.43	3.03	4,889,067

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

During the nine months ended September 30, 2015, 1,524,893 warrants were exercised by the warrant holders. The Company issued 1,357,100 shares of common stock as a result of these exercises.

During the three months ended September 30, 2015 and 2014, the Company recorded stock-based compensation related to the warrants of $57,772 and $0, respectively. During the nine months ended September 30, 2015 and 2014, the Company recorded stock-based compensation related to the warrants of $171,432 and $98,224, respectively.

Note 10 - Subsequent Events

During October 2015, the Company issued 99,546 shares of common stock for the conversion of 159,846 warrants.

On October 22, 2015, 500 shares of restricted stock vested and the Company issued 500 shares of common stock to an employee.

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

We have primarily management position employees and consultants who direct, organize and monitor the activities described above through contractors. Much of the in vivo laboratory and clinical work contracted for by the Company was conducted at MSKCC in New York. We also made clinical trial arrangements with other well-known cancer centers. Our Actimab-A drug candidate and its components are contract manufactured and maintained under our supervision by specialized contract manufacturers and suppliers in the United States, including IsoTex Diagnostics, Oak Ridge National Laboratory, Pacific GMP, Fischer Bioservices, and BioReliance.

We have never generated revenue. Currently, we do not have a recurring source of revenues to cover our operating costs. For the three months ended September 30, 2015 and 2014, we incurred a net loss of approximately $3.9 million and $6.1 million, respectively. For the nine months ended September 30, 2015 and 2014, we incurred a net loss of approximately $14.5 million and $19.3 million, respectively. We believe that we have sufficient cash on hand to fund our operations through the next 12 months.

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

Results of Operations – Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Three Months Ended September 30,
	2015	2014

Revenues	$-	$-

Operating expenses:
Research and development, net of reimbursements	2,828,093	4,141,390
General and administrative	1,794,901	2,889,195
Depreciation expense	16,820	14,326
Total operating expenses	4,639,814	7,044,911

Other income (expense):
Interest expense	(588)	-
Gain on change in fair value of derivative liabilities	694,208	967,887
Total other income (expense)	693,620	967,887

Net loss	$(3,946,194)	$(6,077,024)

Revenues

We recorded no commercial revenues for the three months ended September 30, 2015 and 2014.

Research and Development Expense

Research and development expenses decreased by approximately $1.3 million from $4.1 million for the three months ended September 30, 2014 to approximately $2.8 million for the three months ended September 30, 2015. During the first quarter of 2014, we engaged an outside consultant to oversee the current Good Manufacturing Practices (cGMP) production of a monoclonal antibody anticipated to be used in the Phase 3 clinical trial of Iomab™-B. Iomab-B manufacturing costs decreased by approximately $1.1 million for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Certain manufacturing scale up costs were performed in 2014 and was not repeated in the third quarter of 2015. Actimab™-A costs decreased by approximately $0.5 million. Payroll and stock compensation related costs also increased by approximately $0.5 million due to the increased number of employees in 2015 compared to 2014. We expect to incur increased research and development costs in the future.

General and Administrative Expenses

Overall, total general and administrative expenses decreased by approximately $1.1 million from approximately $2.9 million for the three months ended September 30, 2014 to $1.8 million for the three months ended September 30, 2015. The decrease was largely attributable to decrease in payroll and stock compensation related expenses of approximately $0.7 million. We expect to incur increased general and administrative costs in the future.

Other Income (Expense)

Other income was approximately $0.7 million and $1.0 million for the three months ended September 30, 2015 and 2014, respectively. The other income (expense) is mainly associated with changes in our warrant derivative liability. The change is attributable to the fluctuation of our stock price from $6.70 per share at September 30, 2014 to $1.77 per share at September 30, 2015.

Net Loss

Net loss decreased by approximately $2.2 million from $6.1 million for the three months ended September 30, 2014 to a $3.9 million for the three months ended September 30, 2015.

Results of Operations – Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Nine Months Ended September 30,
	2015	2014

Revenues	$—	$—

Operating expenses:
Research and development, net of reimbursements	10,714,766	7,861,790
General and administrative	9,151,667	7,722,380
Depreciation expense	43,409	23,783
Total operating expenses	19,909,842	15,607,953

Other income (expense):
Interest expense	(7,868)	-
Gain (loss) on change in fair value of derivative liabilities	5,432,918	(3,653,473)
Total other income (expense)	5,425,050	(3,653,473)

Net loss	$(14,484,792)	$(19,261,426)

Revenues

We recorded no commercial revenues for the nine months ended September 30, 2015 and 2014.

Research and Development Expense

Research and development expenses increased by approximately $2.8 million to approximately $10.7 million for the nine months ended September 30, 2015 from approximately $7.9 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, we incurred an increase of approximately $1.9 million of manufacturing costs of BC8, the antibody that is the key component of Iomab-B and Actimab™-A manufacturing costs decreased by approximately $0.4 million. Also salaries and stock compensation increased by approximately $1.5 million. We expect to incur increased research and development costs in the future.

General and Administrative Expenses

Overall, total general and administrative expenses increased by approximately $1.5 million to $9.2 million for the nine months ended September 30, 2015 from approximately $7.7 million for the nine months ended September 30, 2014. The increase was largely attributable to increases in professional fees of approximately $1.2 million. We expect to incur increased general and administrative costs in the future.

Other Income (Expense)

Other income was $5.4 million for the nine months ended September 30, 2015 compared to other expense of $3.7 million for the nine months ended September 30, 2014. The Company recorded a gain on the change in fair value of the Company’s embedded derivative liability in the approximate amount $5.4 million during the nine months ended September 30, 2015 as compared to a loss of approximately $3.7 million during the comparable nine month period ended September 30, 2014. The change is mainly attributable to the fluctuation of the Company’s stock price.

Net Loss

Net loss decreased by approximately $4.8 million from $19.3 million for the nine months ended September 30, 2014 to approximately $14.5 million for the nine months ended September 30, 2015.

Liquidity and Capital Resources

We have financed our operations primarily through sales of the Company’s common stock.

We do not have any cash or cash equivalents held in financial institutions located outside of the United States as of September 30, 2015 and December 31, 2014. We do not anticipate this practice will change in the future.

The following tables sets forth selected cash flow information for the periods indicated:

	For the Nine Months Ended September 30,
	2015	2014

Cash used in operating activities	$(14,579,505)	$(9,301,386)
Cash used in investing activities	(26,945)	(150,874)
Cash provided by financing activities	32,661,693	15,669,569

Net change in cash	$18,055,243	$6,217,309

Net cash used in operating activities was approximately $14.6 million and $9.3 million for the nine months ended September 30, 2015 and 2014, respectively. Cash used in operations increased due to the increase in spending related to preparations and eventual launch and conduct of a multicenter clinical trial and an increase in spending related to professional fees combined with an increase in payroll-related expenses.

Net cash provided by financing activities was approximately $32.7 million and approximately $15.7 million for the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015, the Company issued common stock and received net proceeds of approximately $32.8 million compared to approximately $15.4 million received during the nine months ended September 30, 2014. In addition, the Company received aggregate proceeds of approximately $15,700 and $104,000 from the exercise of options and warrants during the nine months ended September 30, 2015 compared to approximately $275,000 and $117,000 received during the nine months ended September 30, 2014 from the exercise of options and warrants. These increases during the two comparative periods were partially offset by payments on notes payable of $0.3 million and $0.2 million for each of the nine months ended September 30, 2015 and 2014.

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

On March 24, 2014, we filed a shelf registration statement on Form S-3 (the “Registration Statement”) and deemed effective on April 17, 2014. This Registration Statement contained two prospectuses: (i) a base prospectus which covers the offering, issuance and sale by the Company of up to $200,000,000 of its common stock, preferred stock, warrants and/or units; and (ii) a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $75,000,000 of its common stock that may be issued and sold under a sales agreement (the “Sales Agreement”) with MLV & Co. LLC (“MLV”). During the quarter ended September 30, 2015, the Company issued 1,044,672 shares of common stock for gross proceeds of $2.4 million. Since inception of this agreement through September 30, 2015, the Company issued 3,654,173 shares of common stock for gross proceeds of $10.2 million.

During the nine months ended September 30, 2015, we issued 1,223,641 common shares for the cashless exercise of warrants and issued 153,459 common shares for $119,780 cash received from the exercise of options and warrants.

During the nine months ended September 30, 2015, the Company issued common shares totaling 547,269 for restricted shares granted.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Common Stock Price Risk

In December 2012, we issued common stock and warrants. Pursuant to ASC 815-40, we recorded the fair value of the warrants as a current liability. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the condensed consolidated statements of operations. For the three months ended September 30, 2015 and 2014, we recognized the change in the value of warrants of approximately $0.7 million and $1.0 million, respectively, as a gain on the consolidated statement of operations. For the nine months ended September 30, 2015, we recognized the change in the value of warrants of approximately $5.4 million as a gain on the consolidated statement of operations. For the nine months ended September 30, 2014, we recognized the change in the value of warrants of approximately $3.7 million as a loss on the consolidated statement of operations. Fair value of the derivative instruments will be affected by estimates of various factors that may affect the respective instrument, including our stock price, the risk free rate of return and expected volatility in the fair value of our stock price. As the fair value of this derivative may fluctuate significantly from period to period, the resulting change in valuation may have a significant impact on our results of operations.

On March 24, 2014, we filed a shelf registration statement on Form S-3 (the “Registration Statement”) that was deemed effective on April 17, 2014.  This Registration Statement contained two prospectuses: (i) a base prospectus which covers the offering, issuance and sale by the Company of up to $200,000,000 of its common stock, preferred stock, warrants and/or units; and (ii) a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $75,000,000 of its common stock that may be issued and sold under a sales agreement (the “Sales Agreement”) with MLV & Co. LLC (“MLV”). During the quarter ended September 30, 2015, the Company issued 1,044,672 shares of common stock for gross proceeds of $2.4 million. Since inception of this agreement through September 30, 2015, the Company issued 3,654,173 shares of common stock for gross proceeds of $10.2 million.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of September 30, 2015, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of September 30, 2015, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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

We have a limited operating history and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with this development and expansion. Since we began our business, we have focused on research, development and clinical trials of product candidates, and have incurred losses since inception. As of September 30, 2015, we had an accumulated deficit of approximately $105.7 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment.

We do not currently have sufficient capital for the development and commercialization of our lead product candidate and we will need to continue to seek capital from time to time to continue development of our lead product candidates and to acquire and develop other product candidates. Our first product candidate is not expected to be commercialized, if approved, until at least 2017 and we do not expect that the partnering revenues it will generate will be sufficient to fund our ongoing operations. Our cash balance as of September 30, 2015 was approximately $24.8 million. As of September 30, 2015, we believe that we have enough cash to finance research and development and to cover our ongoing working capital needs through the third quarter 2016.

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

As of September 30, 2015 we believe that we have enough cash to finance research and development and to cover our ongoing working capital needs through the third quarter 2016, and we have not completed efforts to establish a stable recurring source of revenues sufficient to cover our operating costs for the next twelve months. We have financed our operations primarily through sales of stock and the issuance of convertible promissory notes. It is likely that during the next twelve months we will seek to raise additional capital through the sales of stock and/or issuance of convertible debentures in order to expand our level of operations to continue our research and development efforts.

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

During the fiscal year 2013 and through the third quarter of 2015 our common stock has or had been a penny stock, therefore, when our stock is considered a penny stock trading in our securities may be subject to penny stock considerations. Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC.

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

Our common stock is thinly traded, so you may be unable to sell at or near asking prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

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

The trading volume of our common stock has been and may continue to be limited and sporadic. As a result of such trading activity, the quoted price for our common stock on the NYSE MKT may not necessarily be a reliable indicator of its fair market value.

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

ACTINIUM PHARMACEUTICALS, INC.

Date: October 30, 2015	By:	/s/ Kaushik J. Dave
Kaushik J. Dave
Chief Executive Officer and Interim Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Interim Principal Financial and Accounting Officer)

