Form 10-K
period 2015-12-31
Actinium Pharmaceuticals, Inc.
filed 2016-03-11
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2015

or

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____to _____

COMMISSION FILE NUMBER: 000-52446

ACTINIUM PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-2963609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Madison Avenue, 7th Fl.

New York, NY 10016

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the act): Yes  ☐    No  ☒

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the common stock on the NYSE MKT on June 30, 2015 was $102,508,000.

As of March 10, 2016, 44,391,097 shares of common stock, $0.001 par value per share, were outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains forward looking statements that involve risks and uncertainties, principally in the sections entitled “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than statements of historical fact contained in this prospectus, including statements regarding future events, our future financial performance, business strategy and plans and objectives of management for future operations, are forward-looking statements. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. Although we do not make forward looking statements unless we believe we have a reasonable basis for doing so, we cannot guarantee their accuracy. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Risk Factors” or elsewhere in this prospectus, which may cause our or our industry’s actual results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for us to predict all risk factors, nor can we address the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause our actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.

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

Market Opportunity

We are competing in the marketplace for cancer treatments estimated to reach over $83-88 billion in 2016 sales, according to “The Global Use of Medicines: Outlook Through 2016 Report by the IMS Institute for Healthcare Informatics, July 2012”. While surgery, radiation and chemotherapy remain staple treatments for cancer, their use is limited by the fact that they often cause substantial damage to normal cells. On the other hand, targeted monoclonal antibody therapies exert most or all of their effect directly on cancer cells, but often lack sufficient killing power to eradicate all cancer cells with just the antibody. A new approach for treating cancer is to combine the precision of antibody-based targeting agents with the killing power of radiation or chemotherapy by attaching powerful killing agents to precise molecular carriers called monoclonal antibodies (mAb). We use mAbs labeled with radioisotopes to deliver potent doses of radiation directly to cancer cells while sparing healthy tissues. The radioisotopes we use are the alpha emitter Ac-225 and the beta emitter I-131. I-131 is among the best known and well characterized radioisotopes. It is used very successfully in treatment of papillary and follicular thyroid cancer as well as other thyroid conditions. It is also attached to a monoclonal antibody in treatment of Non-Hodgkin’s Lymphoma (NHL). It is also used experimentally with different carriers in other cancers. Ac-225 has many unique properties and we believe we are a leader in developing this alpha emitter for clinical applications using our proprietary Alpha particle Immunotherapy (APIT) technology.

Our most advanced products are Actimab™-A, Ac-225 labeled mAb for treatment of newly diagnosed AML, a cancer of the blood, in patients ineligible for currently approved therapies; and Iomab™-B, I-131 labeled mAb for preparation of relapsed and refractory AML patients for HSCT. Iomab™-B offers a potentially curative treatment for these patients, most of whom do not survive beyond a year after being diagnosed with this condition. Iomab™-B has also demonstrated efficacy in HSCT preparation for other blood cancer indications, including myelodysplastic syndrome (MDS), acute lymphoblastic leukemia (ALL), Hodgkin’s Lymphoma, and Non-Hodgkin’s Lymphoma (NHL). These are all follow-on indications for which Iomab™-B can be developed and it is our intention to explore these opportunities if and when financing becomes available. We believe the aggregate worldwide market potential for the treatment of AML, MDS, ALL, Hodgkin’s Lymphoma, multiple myeloma and NHL is approximately $4.1 billion.

On December 16, 2015, Company announced that the FDA cleared the Company's IND filing for Iomab-B, and that it will proceed with the pivotal, Phase 3 clinical trial. Actinium anticipates the Phase 3, controlled, randomized, pivotal trial will begin enrolling patients in the first half of 2016 and assuming that the trial meets its end points, it will form the basis for a Biologics Licensing Application (BLA). The Company, in its recently approved IND filing, established an agreement with the FDA that the path to a Biologics License Application submission would include a single, pivotal Phase 3 clinical study if it is successful. The population in this two arm, randomized, controlled, multicenter trial will be refractory and relapsed Acute Myeloid Leukemia (AML) patients over the age of 55. The trial size was set at 150 patients with 75 patients per arm. The primary endpoint in the pivotal Phase 3 trial is durable complete remission, defined as a complete remission lasting at least 6 months and the secondary endpoint will be overall survival at one year. There are currently no effective treatments approved by the FDA for AML in this patient population and there is no defined standard of care. Iomab-B has completed several physicians sponsored clinical trials examining its potential as a conditioning regimen prior to HSCT in various blood cancers, including the Phase 1/2 study in relapsed and/or refractory AML patients. The results of these studies in over 300 patients have demonstrated the potential of Iomab-B to create a new treatment paradigm for bone marrow transplants by: expanding the pool to ineligible patients who do not have any viable treatment options currently; enabling a shorter and safer preparatory interval for HSCT; reducing post-transplant complications; and showing a clear survival benefit including curative potential.

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

In 2000, we also began what has become a long term relationship with General Atlantic Investments Limited (GAIL), an entity which provided most of the Company’s investment capital from 2000 through 2010, totaling $40.8 million. In 2010, the parent of GAIL contributed and transferred its ownership of GAIL (now renamed Actinium Holdings, Limited), whose only asset at that time was the shares of API, to an indirect subsidiary of MSKCC. In January 2012, the Company closed on approximately $6.7 million in net funding through the sale of our stock and a Senior Convertible Note financing. On December 19, 2012, Actinium completed a private offering of units, consisting of common stock, Series A warrants and Series B warrants.  The price per unit was $1.65 for aggregate net proceeds of $4.5 million.  The Series A Warrants had a 120 day term from January 28, 2013 and were exercisable for an aggregate of up to 3,118,968 shares of the Company’s common stock at an initial per share exercise price of $1.65, subject to adjustment.  The Series A Warrants expired on May 28, 2013.  The Series B Warrants have a five year term from January 28, 2013 and are exercisable for an aggregate of up to 1,559,484 shares of our common stock at an initial per share exercise price of $2.48, subject to adjustment.  In the second quarter of 2013, we issued shares of common stock pursuant to the exercise of A-Warrants originally issued in connection with a private placement that closed in December 2012.  The warrants were exercised at $1.65 per share, resulting in gross proceeds of $3.5 million to the Company.

Our executive office is located at 275 Madison Ave, Floor, New York, NY 10016 and telephone number is (732) 243-9495. Our website address is http://www.actiniumpharma.com. Except as set forth below, the information on our website is not part of this Annual Report on Form 10-K.

Summary of Scientific and Business Achievements:

Our key scientific and business achievements to date include:

●	Iomab-B related:
- In-licensing a Phase 2 clinical stage monoclonal antibody, BC8, with safety and efficacy data in more than 250 patients in need of HSCT, currently in 7 active Phase 1 and Phase 2 clinical trials;
- Obtaining clearance by the FDA to proceed with the Phase 3 trial Iomab-B; and
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

Previous Iomab™-B clinical trials leading to the planned Phase 3 trial currently in preparation included:

Indications	N	Key Findings

AML, MDS, ALL (adult)	34	–7/34 patients with median disease free state (DFS) of 17 years.
		–18/34 patients in remission at day 80

AML >1st remission (adult)	23	–15/23 in remission at day 28

AML 1st remission (age 16-50)	43	–23/43 DFS from 5-16 years
		–30/43 in remission at day 28
		–33/43 in remission at day 80

High-risk MDS, advanced AML	68 in dose escalation study	–CR (complete remission) in all patients
(age 50+)	31 treated at MTD	–1 yr survival ~40% for all patients
		–1 yr survival ~45% for pts treated at MTD maximum tolerated dose)

High-risk MDS, AML (age 18–50)	14 in dose escalation	All patients achieved full donor chimerism by day 28 post-transplant

High-risk MDS, AML –haploidentical donors (adult)	8 in dose escalation	–6/8 treated patients achieved CR by day.28 –8/8 patients 100% donor chimerism by day28

Ongoing Iomab™-B clinical trials include:

Indications	Phase
Relapsed and refractory Hodgkin Lymphoma and NHL (adult)	Phase 1
Advanced AML, ALL and MDS (adult)	Phase 2
AML 1st remission (age 16-50)	Phase 2
High-risk MDS, advanced AML (age 16-50)	Phase 2

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

For the years ended December 31, 2015, 2014 and 2013, we incurred approximately $13.3 million, $12.3 million and $3.1 million, respectively, on research and development activities.  These expenditures consisted of materials maintenance and purchases, supply chain development and implementation, drug candidate manufacturing expenditures, clinical trials costs and intellectual property portfolio related expenses.  Since we have no customers, none of the costs of such research and development activities were borne by our customers.  For the years ended December 31, 2015, 2014 and 2013, our net loss was approximately $21.0 million, $24.7 million and $10.8 million, respectively.

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

We agreed to make milestone payments totaling $2.5 million for the achievement of contracted milestones. These milestones include (i) a payment of $750,000 upon the filing of a New Drug Application (“NDA”) or regulatory approval for each licensed product and (ii) a payment of $1,750,000 upon the receipt of regulatory approval from the U.S. FDA for each licensed product. All the milestones and payments are related to products based on alpha emitter based products. Currently, the only such product in clinical development is Actimab-A. As of December 31, 2015, we had no outstanding balance with MSKCC.

Under the agreement, we agreed to pay to MSKCC on a country-by-country basis a royalty of 2% of net sales of all licensed products until the later of: (1) 10 years from the first commercial sale, or (2) when the patents expire.  We expect to file the NDA for regulatory approval in 2018.

c.

Oak Ridge National Laboratory (ORNL) – The Company is contracted to purchase radioactive material to be used for research and development, with a renewal option at the contract end.  For the years ended December 31, 2015, 2014 and 2013, the Company purchased approximately $0.8 million, $0.6 million and $0.3 million, respectively, of radioactive material with ORNL.  On December 21, 2015, the Company signed a contract with ORNL to purchase $0.9 million of radioactive material.

d.	Icon Clinical Research, LLC (formerly AptivSolutions) provides project management services for the study of the drug Ac-225-HuM195 (Actimab-A) used in the Company’s Phase 1 and Phase 2 clinical trials. The total project was estimated to cost approximately $1.9 million and required a 12.5% down payment of the total estimated project cost. The down payment totaling $239,000 was paid in 2007 and 2012. On August 6, 2012, October 22, 2012 and May16, 2013, the agreement was amended to provide for additional services. The total project is now estimated at approximately $2.7 million. AptivSolutions invoices the Company when services are rendered and the Company records the related expense to research and development expense. For the years ended December 31, 2015, 2014 and 2013, the Company incurred expenses of approximately $0.4 million, $0.4 million and $0.3 million, respectively, related to this agreement.

e.	On June 15, 2012, the Company entered into a license and sponsored research agreement with Fred Hutchinson Cancer Research Center (FHCRC) to build upon previous and ongoing clinical trials, with BC8 (licensed antibody). FHCRC has currently completed Phase 1 and Phase 2 of the clinical trial and the Company intends to start preparation for a pivotal trial leading to an FDA approval. The Company has been granted exclusive rights to the BC8 antibody and related master cell bank developed by FHCRC. The cost to develop the trial will range from $13.2 million to $23.5 million, depending on the trial design as required by the FDA. Under the terms of the sponsored research agreement, the Company will fund the FHCRC lab with $150,000 per year for the first two years and $250,000 thereafter. Payments made toward funding the lab will be credited toward royalty payments owed to FHCRC in the given year. A milestone payment of $1 million will be due to FHCRC upon FDA approval of the first drug. Upon commercial sale of the drug, royalty payments of 2% of net sales will be due to FHCRC. During the years ended December 31, 2015, 2014 and 2013, the Company recorded fees of approximately $0.3 million, $0.2 million and $0.1 million, respectively, related to this agreement.

f.

On August 28, 2012, the Company entered into a clinical trial agreement with The University of Texas M.D. Anderson Cancer Center.  The total estimated cost of conducting the clinical trial is approximately $500,000, which includes a non-refundable institutional fee of $14,500.  The estimated cost is based on treating 24 patients through 2013.  Upon execution of the agreement, the Company paid $33,946. During 2015, 2014, and 2013 the Company recorded an expense of approximately $0, $0.1 million and $0.3 million, respectively.

g.

On February 27, 2014, the Company entered into a manufacturing agreement with Goodwin Biotechnology Inc. ("Goodwin"). Goodwin oversees the current Good Manufacturing Practices (cGMP) production of a monoclonal antibody anticipated to be used in an upcoming phase 3 clinical trial of Iomab-B. Total cost of the agreement is $5.0 million. The Company made a non-refundable payment of $562,790 upon execution of the agreement. Periodic payments will be made upon reaching certain milestones. As of December 31, 2015, the remaining cost of the agreement is approximately $1.5 million. Goodwin bills the Company when services are rendered and the Company records the related expense to research and development costs. For 2015 and 2014, the Company paid Goodwin approximately $4.2 million and $3.6 million, respectively. As of December 31, 2015 and December 31, 2014, the Company owed Goodwin $0.1 million and $0.7 million, respectively.

h.

On September 30, 2014, the Company entered into a research agreement with the Albert Einstein College of Medicine of Yeshiva University (“Einstein”). According to the agreement, Einstein will use certain materials provided by the Company to complete a research project. The research project will explore the feasibility of using Actinium 225 to prepare patients with blood borne cancers to receive a hematopoietic stem cell transplant. Einstein will periodically provide the Company with reports showing project data or research. The total fixed price of the project is $183,391 which is payable to Einstein in three payments. During 2015 and 2014, we paid approximately $ 0.1 million to Einstein.

Intellectual Property Portfolio

Intellectual Property

We have developed or in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of our products. As of March 10, 2016, our patent portfolio includes: 39 issued and pending patents, of which 7 are issued in the United States, 30 are issued or pending internationally, and 2 are pending in the United States. Many of the patents are in-licensed from third parties and some are held by us. These patents cover key areas of our business, including use of the actinium-225 and other alpha emitting isotopes attached to cancer specific carriers like monoclonal antibodies, methods for manufacturing key components of our product candidates including actinium-225 alpha emitting radioisotope and carrier antibodies, and methods for manufacturing finished product candidates for use in cancer treatment. The table below classifies these patents by related family:

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

Patents related to the antibody component of Actimab-A have been exclusively licensed by us from AbbVie Biotherapeutics Corp. (formerly Abbott Biotherapeutics Corp.) for use with alpha-emitting radioisotopes in exchange for future development and commercialization milestones, a royalty on net sales for a period of 12.5 years from first commercial sale, a negotiation right to be our clinical and/or commercial antibody supplier, a negotiation right to co-promote Actimab™-A in the United States on terms to be negotiated, and the grant-back of IP rights covering improvements to the antibody for use other than with an alpha-emitting isotope. Patents covering actinium-225 conjugated to antibodies have been exclusively licensed by us from MSKCC in exchange for license fees, research support payments, development milestones, 2% royalties on net sales for the term of the licensed patents or, if later, 10 years from first commercial sale, and 15% of any sublicense income we may receive. We source actinium-225 under an agreement with the Oak Ridge National Laboratory (ORNL) that expires at the end of 2016. We believe, but cannot guarantee, that we will be able to renew this contract for additional annual periods.

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

Employees

As of March 10, 2016, we have 18 full-time employees. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good. We also engage consultants on an as-needed basis to supplement existing staff.

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

We have a limited operating history and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with this development and expansion. Since we began our business, we have focused on research, development and clinical trials of product candidates, and have incurred losses since inception. As of December 31, 2015, we had an accumulated deficit of approximately $112.2 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment.

Although we believe we have enough working capital for operations for the next 12 months, we do not currently have sufficient capital for the development and commercialization of our lead product candidate and we will need to continue to seek capital from time to time to continue development of our lead product candidates and to acquire and develop other product candidates. Our first product candidate is not expected to be commercialized, if approved, until at least 2018 and we do not expect that the partnering revenues it will generate will be sufficient to fund our ongoing operations. Our cash balance as of December 31, 2015 was approximately $25.6 million. Throughout the year ended December 31, 2015, we raised total net proceeds of approximately $37.8 million from the completion of public offerings of common stock, warrants and stock option exercises. We expect that we will need approximately $20.0 million over the next 12 months to finance research and development and to cover our ongoing working capital needs.

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

To raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock. We cannot assure you that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by investors, and investors purchasing shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share in this offering. Additionally, you may incur dilution as a result of grants of equity awards under our equity incentive plans, or upon exercise of options or warrants currently outstanding with exercise prices at or below the public offering price of our common stock in this offering.

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

We currently have only two products in clinical development. We have commenced a Phase 1/2 multi- center AML trial with fractionated doses of Actimab™-A under its own federal Investigational New Drug Application (IND). Additionally, there are a number of physician IND trials at the FHCRC that have been conducted or are currently ongoing at FHCRC with single doses of Iomab™-B. In December 2015, the FDA cleared our IND filing for Iomab-B, and that we will proceed with the pivotal, Phase 3 clinical trial. We anticipate the Phase 3, controlled, randomized, pivotal trial to begin enrolling in the first half of 2016 and assuming that the trial meets its end points, it will form the basis for a Biologics Licensing Application (BLA).

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

We may be unable to obtain a sufficient supply of Ac-225 medical grade isotope in order to continue clinical trials and to allow for the manufacture of commercial quantities of Actimab™-A

There are limited quantities of Ac-225 available today. The existing supplier of Ac-225 to us is the ORNL, which is a science and energy national laboratory in the Department of Energy system. ORNL manufactures Ac-225 by eluting it from its supply of Thorium-229. Although this has proven to be a very reliable source of production for a number of years, it is limited by the quantity of Thorium-229 at ORNL. We believe that the current approximate maximum of Ac-225 production from this source is sufficient for approximately 1,000–2,000 patient treatments per year. Since our needs are significantly below that amount at this time, and will continue to be below that for as long as we do not have a commercial product with a potential of selling more than 2,000 patient doses per year, we believe that this supply will be sufficient for completion of clinical trials and early commercialization. To secure supplies beyond this amount, we have developed what we believe to be a scalable cost-effective process for manufacturing Ac-225 in a cyclotron at an estimated cost in excess of $5 million. This work has been conducted at Technical University Munich (TUM) in Germany. We are now in possession of detailed descriptions of all the developed manufacturing procedures and have rights to all relevant patent applications and other intellectual property. However, we do not currently have access to a commercial cyclotron capable of producing medical grade Ac-225. Although beam time on such cyclotrons is commercially available, we do not currently have a relationship with any entity that owns or controls a suitable cyclotron. We have identified possible sources and estimate that we could secure the necessary beam time when needed at a cost of approximately $2 million per year. In the meantime, our contract for supply of this isotope from ORNL must be renewed yearly, and the current contract extends through the end of 2016. While we expect this contract will be renewed at the end of its term, there can be no assurance that ORNL will decide to renew the contract or that the United States Department of Energy will not change its policies that allow for the sale of isotope to us. Failure to acquire sufficient quantities of medical grade Ac-225 would make it impossible to effectively complete clinical trials and to commercialize Actimab™-A and would materially harm our business.

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

We believe we need up to $20.0 million in cash to finance research and development and to cover our ongoing working capital needs through 2016. We have financed our operations primarily through sales of stock and the issuance of convertible promissory notes. It is likely that during the next twelve months we will seek to raise additional capital through the sales of stock and/or issuance of convertible debentures in order to expand our level of operations to continue our research and development efforts.

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

During the fiscal year 2013 and through the first quarter of 2016 our common stock has or had been a penny stock, therefore, when our stock is considered a penny stock trading in our securities may be subject to penny stock considerations. Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NYSE MKT system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

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

Provisions of our certificate of incorporation and bylaws may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. Therefore, these provisions could adversely affect the price of our stock. Among other things, the certificate of incorporation and bylaws:

●	provide that the authorized number of directors may be changed by resolution of the board of directors;

●	provide that all vacancies, including newly-created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

●	divide the board of directors into three classes;

●	provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner, and meet specific requirements as to the form and content of a stockholder’s notice;

In addition, we are governed by Section 203 of the Delaware General Corporation Law. In general, Section 203 prohibits a public Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. A “business combination” includes mergers, asset sales or other transactions resulting in a financial benefit to the stockholder. An “interested stockholder” is a person who, together with affiliates and associates, owns, or within three years, did own, 15% or more of the corporation’s outstanding voting stock. These provisions may have the effect of delaying, deferring or preventing a change in our control..

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

The price of our common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our Common Stock may be highly volatile and could fluctuate in response to factors such as:

●	actual or anticipated variations in our operating results;

●	announcements of developments by us or our competitors;

●	the timing of IND and/or BLA approval, the completion and/or results of our clinical trials;

●	regulatory actions regarding our products;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	adoption of new accounting standards affecting our industry;

●	additions or departures of key personnel;

●	introduction of new products by us or our competitors;

●	sales of our Common Stock or other securities in the open market; and

●	other events or factors, many of which are beyond our control.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company does not own any property. On March 10, 2016 and effective as of Janaury 1, 2016, the Company entered into an Office Space License Agreement (the “License”) with Relmada Therapeutics, Inc. for office space located at 275 Madison Avenue, 7th Floor, New York, NY 10016. This new office space will house the Company’s corporate headquarters. The term of the License is three years from the effective date, with an automatic renewal provision. The cost of the License is approximately $16,620 per month (which includes approximately $3,492 per month for the Company’s share for capital improvements to the premises which payments are spread out over the remaining term of the base lease or 81 months), subject to customary escalations and adjustments. The Company also entered into a sublease agreement for office space located at 379 Thornall Street, 6th Floor, Edison, NJ. This agreement expires on September 30, 2016 and the rent is approximately $10,000 per month.

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

Quarterly Common Stock Price Ranges

Fiscal Year 2015, Quarter Ended:	High	Low
March 31, 2015	$6.07	2.45
June 30, 2015	$3.94	2.38
September 30, 2015	$2.69	1.68
December 31, 2015	$3.23	1.71

Fiscal Year 2014, Quarter Ended:	High	Low
March 31, 2014	$12.49	$4.51
June 30, 2014	$15.00	$6.74
September 30, 2014	$7.77	$5.93
December 31, 2014	$8.12	$5.05

Fiscal Year 2013, Quarter Ended:	High	Low
March 31, 2013	$7.75	$1.50
June 30, 2013	$6.25	$3.00
September 30, 2013	$6.40	$3.10
December 31, 2013	$7.91	$4.30

Holders

As of March 10, 2016 there were 44,391,097 shares of common stock issued and outstanding, which were held by 119 holders of record.  There are no shares of preferred stock outstanding.  On March 09, 2016, the closing price of our common stock as reported on the NYSE MKT as $1.98 per share.

Of the 44,391,097 shares of common stock issued and outstanding, 645,735 of such shares are restricted shares under the Securities Act.  None of these restricted shares are eligible for resale absent registration or an exemption from registration under the Securities Act.  As of the date hereof, until the provisions of Rule 144 are complied with, the exemption from registration provided by Rule 144 under the Securities Act is not available for these shares pursuant to Rule 144(i).

Registration Rights

On December 21, 2015, Actinium entered into an Investor Rights Agreement (the “Investor Rights Agreement”) with Memorial Sloan Cancer Center (“MSKCC”). Under the terms of the Investor Rights Agreement, MSKCC has agreed to forebear from transferring or otherwise disposing of its approximately 5.7 million Actinium shares (other than pursuant to a piggyback registration as described below) until the start of the Actimab-A Phase 2 clinical study (but, in no event until later than March 31, 2016). Thereafter MSKCC shall be permitted to sell its shares subject to a weekly volume limitation of 150,000 shares (which limit may be increased to up to 250,000 shares per week to the extent any prior weekly allotments were not fully used) and applicable law so long as MSKCC maintains at least 25% of its current shareholding in Actinium through December 31, 2016. Actinium has granted MSKCC piggyback registration rights that would be triggered in the event Actinium were to engage in a public registered offering of its shares for its own account where other shareholders are participating as selling shareholders or where such public registered offering is for the account of other selling shareholders. In addition, following December 31, 2016, Actinium has granted MSKCC unlimited Form S-3 registration rights with respect to its shares.

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company currently has two equity compensation plans defined as follows:

In December 2013, our shareholders approved the Company’s 2013 Stock Plan. The expiration date of the plan is September 9, 2023 and the total number of underlying shares of the Company’s common stock available for grant to employees, directors and consultants of the Company under the plan is currently 10,750,000 shares.

In December 2013, our shareholders approved the Company’s 2013 Equity Incentive Plan. The expiration date of the plan is September 9, 2023 and the total number of shares of our common stock available for grant to employees, directors and consultants of us under the plan is 1,000,000 shares.

The following table indicates shares of common stock authorized for issuance under our equity incentive plans as of December 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	4,256,583	$4.58	7,493,417
Equity compensation plans not approved by security holders	—	—	—
Total	4,256,583	$4.58	7,493,417

Performance Graph

The following graph shows a comparison of the five year total cumulative returns of an investment of $100 in cash on December 27, 2012 in (i) our common stock (ii) the Nasdaq Biotechnology Index (iii) the NYSE Pharmaceutical Index and (iv) the Nasdaq Composite Index. All values assume reinvestment of the full amount of all dividends (to date, we have not declared any dividends).

This stock performance graph shall not be deemed “filed” with the SEC or subject to Section 18 of the Securities Exchange Act, nor shall it be deemed incorporated by reference in any of our filings under the Securities Act of 1933, as amended (the “Securities Act”).

Comparison of cumulative total return on investment since December 27, 2012:

	12/27/2012	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Actinium Pharmaceuticals, Inc.	$100.00	$100.00	$392.67	$392.67	$215.33
Nasdaq Biotechnology Index	100.00	100.56	166.53	223.31	$248.82
NYSE Pharmaceutical Index	100.00	100.11	126.80	144.33	$146.67
Nasdaq Composite Index	100.00	101.13	139.88	158.61	$167.70

ITEM 6. SELECTED FINANCIAL DATA.

The following selected financial data should be read in conjunction with our consolidated financial statements and related notes and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data included elsewhere in this Form 10-K. The selected statements of operations and the selected balance sheet data are derived from our consolidated audited financial statements.

	Year Ended December 31,
	2015	2014	2013	2012	2011
Statements of Operations Data:
Revenues	$-	$-	$-	$-	$-
Loss from operations	$(24,829,764)	$(22,480,544)	$(6,591,892)	$(7,947,298)	$(3,283,667)
Net loss	$(21,025,314)	$(24,687,509)	$(10,773,792)	$(8,361,205)	$(3,444,795)
Net loss per common share:
Basic and diluted	$(0.55)	$(0.90)	$(0.47)	$(7.58)	$(4.30)
Weighted-average common shares outstanding:
Basic and diluted	38,158,480	27,363,748	22,752,752	1,103,521	801,799

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:
Cash and cash equivalents	$25,643,273	$6,706,802	$5,533,366	$5,618,669	$5,703,798
Total assets	$26,587,581	$7,569,086	$5,765,675	$5,788,822	$6,200,497
Total liabilities	$4,613,533	$9,491,616	$7,325,220	$4,643,187	$5,208,487
Stockholders' equity (deficit)	$21,974,048	$(1,922,530)	$(1,559,545)	$1,145,635	$992,010

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The information and financial data discussed below is derived from the audited consolidated financial statements of Actinium Pharmaceuticals, Inc. for its fiscal years ended December 31, 2015, 2014 and 2013.   The consolidated financial statements of Actinium Pharmaceuticals, Inc. were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Actinium Pharmaceuticals, Inc. contained elsewhere in this Report. The financial statements contained elsewhere in this Report fully represent Actinium Pharmaceuticals, Inc.’s financial condition and operations; however, they are not indicative of the Company’s future performance. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Report.

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

Our products under development are monoclonal antibodies labeled with radioisotopes. We have one program with an antibody labeled with a beta emitter and several programs based on a proprietary patent protected platform technology called APIT. Our APIT technology is based on attaching actinium 225 (Ac-225) or bismuth 213 (Bi-213) alpha emitting radioisotopes to monoclonal antibodies. Alpha emitting radioisotopes are unstable chemical elements that decay by releasing alpha particles. Alpha particles can kill any cell in the immediate proximity of where they are released. Monoclonal antibodies are genetically engineered proteins that specifically target certain cells, including cancer cells. It is crucial for the success of our drug candidates to contain monoclonal antibodies that can successfully seek cancer cells and can kill them with the attached isotope while not harming nearby normal cells. We do not have technology and operational capabilities to develop and manufacture such monoclonal antibodies and we therefore rely on collaboration with third parties to gain access to such monoclonal antibodies. We have secured rights to two monoclonal antibodies, HuM195 (Lintuzumab), in 2003 through a collaborative licensing agreement with AbbVie Biotherapeutics Corp and BC8 in 2012 with the Fred Hutchinson Cancer Research Center (“FHCRC”). We expect to negotiate collaborative agreements with other potential partners that would provide us with access to additional monoclonal antibodies. Establishing and maintaining such collaborative agreements is a key to our success as a company.

Under our own sponsorship as well as activity at FHCRC, we have four product candidates in active clinical trials: Actimab-A (HuM195-Ac-225), Iomab-B (BC8-I-131), BC8-Y-90 and BC8-SA. At this time, the Company is actively pursuing development of Actimab-A and Iomab-B while BC8-Y-90 and BC8-SA are in physician sponsored clinical phase 1 trials at the FHCRC. Actimab-A is a combination of the monoclonal antibody we have in-licensed, Lintuzumab (HuM195), and the alpha emitting isotope actinium 225. Actimab-A has shown promising results throughout preclinical development and an ongoing clinical trial started in 2006 in AML in the elderly. We have expanded the number of patients and number of clinical centers by commencing a new AML clinical trial which we launched in 2012. This trial targets newly diagnosed AML patients over the age of 60. In order to conduct the trial we are engaged in funding, monitoring and quality assurance and control of the Lintuzumab antibody; procurement of actinium 225 isotope; funding, monitoring and quality assurance and control of the drug candidate Actimab-A manufacturing and organizing and monitoring clinical trials. We estimate that the direct costs to completion of both parts of the ongoing Phase 1/2 trial will be approximately $7 million. Iomab-B is a combination of the in-licensed monoclonal antibody BC8 and the beta emitting radioisotope iodine 131. This construct has been extensively tested in Phase 1 and Phase 2 clinical trials in approximately 250 patients with different blood cancer indications who were in need of HSCT. Iomab-B is used to condition the bone marrow of these patients by destroying blood cancer cells in their bone marrow and elsewhere thus allowing for a subsequent transplant containing healthy donor bone marrow stem cells. We have decided to develop this drug candidate by initially focusing on the patients over 50 with active acute myeloid leukemia in relapse and/or refractory to existing treatments. On December 17, 2015, the FDA cleared our IND filing for Iomab-B, and that we will proceed with the pivotal, Phase 3 clinical trial. We anticipate that the Phase 3, controlled, randomized, pivotal trial will begin enrolling patients in the first half of 2016. We estimate the direct costs of such a trial to completion anticipated in 2018 will be approximately $25 million.

We have primarily management position employees and consultants who direct, organize and monitor the activities described above through contractors. Much of the in-vivo laboratory and clinical work contracted for by the Company was conducted at MSKCC in New York. We also made clinical trial arrangements with other well-known cancer centers. Our Actimab-A drug candidate and its components are contract manufactured and maintained under our supervision by specialized contract manufacturers and suppliers in the United States, including IsoTex Diagnostics, Oak Ridge National Laboratory, Pacific GMP, Fischer Bioservices, BioReliance and others.

We have never generated revenue. Currently we do not have a recurring source of revenues to cover our operating costs. As of December 31, 2015 and 2014, our accumulated deficit was $112.2 million and $91.2 million, respectively. Our net loss was $21.0 million, $24.7 million, and $10.8 million for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, our cash balance was $25.6 million. We believe that we have enough cash on hand to fund our operations through the next 12 months.

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

To achieve our goal we intend to continue to invest in research and development at high and constantly increasing rates thus incurring further losses until one or more of our products are sufficiently developed to partner them with a large pharmaceutical and/or biotechnology company.

Results of Operations – Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the year ended December 31,
	2015	2014

Revenues	$-	$-

Operating expenses:
Research and development, net of reimbursements	13,311,739	12,267,313
General and administrative	11,464,560	10,175,323
Depreciation and amortization	53,465	37,908
Total operating expenses	24,829,764	22,480,544

Other income (expense)
Interest expense	(7,868)	(866)
Gain (loss) from change in fair value of derivative liabilities	3,812,318	(2,206,099)
Total other income (expense)	3,804,450	(2,206,965)

Net loss	$(21,025,314)	$(24,687,509)

Revenues

We recorded no commercial revenues for the years ended December 31, 2015 and 2014.

Research and Development Expense

Research and development expenses, net of reimbursements, increased by approximately $1.0 million to approximately $13.3 million for the year ended December 31, 2015 compared to approximately $12.3 million for the year ended December 31, 2014. The increase was primarily attributable to increase in compensation cost of approximately $1.3 million as a result of an increase in headcount and also an increase in stock-based compensation related to research and development personnel. In 2015 the Company decreased its on-going Actimab-A clinical costs of approximately $0.2 million.

We expect to incur increased research and development costs in the future in connection with the planned Phase 3 trial.

General and Administrative Expenses

Overall, total general and administrative expenses increased by approximately $1.3 million to $11.5 million for the year ended December 31, 2015 compared to approximately $10.2 million for the year ended December 31, 2014. The increase was largely attributable to increase of approximately $0.9 million for financial consulting services, increases in stock-based compensation costs and salaries and benefits of approximately $0.2 million, and approximate increase of $0.2 million in Directors and Offices insurance and payments.

We expect to incur increased general and administrative costs in the future in connection with the planned Phase 3 trial.

Other Income (Expense)

Other income (expense) was $3.8 million and ($2.2 million) for the years ended December 31, 2015 and 2014, respectively. The year over year change is mainly attributable to the fluctuation of the Company’s stock price and its impact on the derivative value of certain warrants the Company issued in connection with the December 2012 financing.

Net Loss

Net loss decreased by approximately $3.7 million to approximately $21.0 million for the year ended December 31, 2015 compared to approximately $24.7 million for the year ended December 31, 2014. The decrease was primarily due to a gain on the change in fair value of the Company’s derivative warrant liability which was partially offset by additional costs incurred by the Company in research and development expenses, non-cash stock-based compensation costs and professional fees.

Results of Operations - Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

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

Research and Development Expense

Research and development expenses, net of reimbursements, increased by approximately $9.2 million to approximately $12.3 million for the year ended December 31, 2014 compared to approximately $3.1 million for the year ended December 31, 2013. The increase was primarily due to the increased manufacturing costs of Iomab-B totaling approximately $5.4 million and an increase in the on-going Actimab-A clinical costs of approximately $1.5 million.

The increase was also attributable to the higher compensation cost of approximately $1.5 million as a result of an increase in headcount and an increase in stock-based compensation related to research and development personnel.

General and Administrative Expenses

Overall, total general and administrative expenses increased by approximately $6.7 million to $10.2 million for the year ended December 31, 2014 compared to approximately $3.5 million for the year ended December 31, 2013. The increase was largely attributable to an increase in stock-based compensation costs and salaries and benefits of approximately $4.9 million and $0.9 million, respectively.

Other Expense

Other expense was $2.2 million and $4.2 million for the years ended December 31, 2014 and 2013, respectively. The year over year change is mainly attributable to the fluctuation of the Company’s stock price and its impact on the derivative value of certain warrants the Company issued in connection with the December 2012 financing.

Net Loss

Net loss increased by approximately $13.9 million to approximately $24.7 million for the year ended December 31, 2014 compared to approximately $10.8 million for the year ended December 31, 2013. The increase was primarily due to additional costs incurred by the Company in research and development expenses, non-cash stock-based compensation costs and professional fees which was partially offset by a decrease in the loss from change in fair value of the Company’s derivative warrant liability.

Liquidity and Capital Resources

We have financed our operations primarily through sales of the Company’s stock.

We did not have any cash or cash equivalents held in financial institutions located outside of the United States as of December 31, 2015 and 2014. We do not anticipate this practice will change in the future.

The following tables sets forth selected cash flow information for the periods indicated:

	For the year ended December 31,
	2015	2014	2013

Cash used in operating activities	$(18,543,768)	$(14,348,754)	$(6,292,416)
Cash used in investing activities	(47,788)	(186,421)	(16,592)
Cash provided by financing activities	37,528,027	15,708,611	6,223,705

Net change in cash	$18,936,471	$1,173,436	$(85,303)

For the year ended December 31, 2015 and 2014

Net cash used in operating activities was approximately $18.5 million for the year ended December 31, 2015 compared to approximately $14.3 million used in operations for the same period in 2014. Cash used in operations increased due to the increase in spending related to the preparations for and eventual launch and conduct of a multicenter clinical trial and an increase in spending related to professional fees combined with an increase in payroll-related expenses.

Net cash used in investing activities was approximately $48,000 for the year ended December 31, 2015 compared to approximately $0.2 million used in investing activities for the same period in 2014. Cash used in investing activities decreased due to less purchase of computers and lab equipment during 2015 compared to the prior year.

Net cash provided by financing activities were approximately $37.5 million and approximately $15.7 million for each of the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, the Company issued common stock and received net proceeds of approximately $37.6 million and approximately $0.2 million from the exercise of warrants and options. During the year ended December 31, 2014, the Company issued common stock and received net proceeds of approximately $15.4 million and approximately $0.4 million from the exercise of warrants and options. These increases were offset by payments on notes payable of $0.3 million and $0.2 million for the year ended December 31, 2015 and 2014, respectively.

For the year ended December 31, 2014 and 2013

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

Net cash used in investing activities was approximately $0.2 million for the year ended December 31, 2014 compared to approximately $17,000 used in investing activities for the same period in 2013. Cash used in investing activities increased due to the purchase of computers and lab equipment during 2014 compared to the prior year.

Net cash provided by financing activities were approximately $15.7 million and approximately $6.2 million for each of the years ended December 31, 2014 and 2013, respectively. During the year ended December 31, 2014, the Company issued common stock and received net proceeds of approximately $15.4 million and approximately $0.4 million from the exercise of warrants and options. During the year ended December 31, 2013, the Company issued common stock and received net proceeds of approximately $2.9 million and approximately $3.5 million from the exercise of warrants and options. These increases were offset by payments on notes payable of $0.2 million and $0.1 million for the year ended December 31, 2014 and 2013, respectively.

We have cumulative losses of approximately $112.2 million and a stockholders' equity of $22.0 million at December 31, 2015.

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

Recent Accounting Pronouncements

In April 2015, the FASB issued an Accounting Standards Update that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company adopted ASU 2015-03 on the consolidated financial statements in 2015. The adoption of ASU 2015-03 has no impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Subsequent Event

On January 4, 2016, the Company sold 40,656 shares of common stock for gross proceeds of $130,156 as part of the Sales Agreement with MLV.

On January 22, 2016, 500 shares of restricted stock vested and the Company issued 500 shares of common stock to an employee.

On January 27, 2016, the Company issued 114,169 shares of common stock for the conversion of 164,580 warrants.

On February 16, 2016, the Company entered into a Service agreement with Medpace, Inc. to be its clinical research organization for the Phase 3 trial of Iomab - B. The total project is estimated to cost approximately $6.6 million.

On February 16, 2016, the Company issued 10,750 shares of common stock to a consultant with a fair value of $19,350.

On February 22, 2016, 500 shares of restricted stock vested and the Company issued 500 shares of common stock to an employee.

On February 29, 2016 the Company sold 15,946 shares of common stock for gross proceeds of $33,038 as part of the Sales Agreement with MLV.

On March 3, 2016, the Company sold 82,557 shares of common stock for gross proceeds of $170,686 as part of the Sales Agreement with MLV.

On March 4, 2016, the Company sold 21,109 shares of common stock for gross proceeds of $43,298 as part of the Sales Agreement with MLV.

On March 7, 2016, the Company sold 38,369 shares of common stock for gross proceeds of $79,216 as part of the Sales Agreement with MLV.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest rate risk

Our cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have a significant impact on the realized value of our investments. We place our cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation covers $0.3 million for substantially all depository accounts. We may from time to time have amounts on deposit in excess of the insured limits. As of December 31, 2015, we had approximately $25.4 million, which exceeded these insured limits.

Foreign currency exchange risk

We currently have limited, but may in the future have increased, clinical and commercial manufacturing agreements which are denominated in Euros or other foreign currencies. As a result, our financial results could be affected by factors such as a change in the foreign currency exchange rate between the U.S. dollar and the Euro or other applicable currencies, or by weak economic conditions in Europe or elsewhere in the world. We are not currently engaged in any foreign currency hedging activities.

Market indexed security risk

We have issued derivative warrants to various holders underlying shares of our common stock. These warrant investments are re-measured to their fair value at each reporting period with changes in their fair value recorded as derivative gain (loss) in the accompanying consolidated statement of operations. We use a modified binomial valuation model for valuation of the derivative warrants.

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

Actinium management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on its assessment, Actinium management believes that, as of December 31, 2015, the Company's internal control over financial reporting is effective based on those criteria.

GBH CPAs, PC, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on the company's internal control over financial reporting.

/s/ Kaushik J. Dave

Kaushik J. Dave

Chief Executive Officer, Interim Chief Financial Officer and Director

March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

Actinium Pharmaceuticals, Inc.

New York, NY

We have audited Actinium Pharmaceutical, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Actinium Pharmaceutical, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

We have also audited, in accordance with the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015, of the Company and our report dated March 11, 2016, expressed an unqualified opinion on those financial statements.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

March 11, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of

Actinium Pharmaceuticals, Inc.

New York, NY

We have audited the accompanying consolidated balance sheets of Actinium Pharmaceuticals, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years ended December 31, 2015. Actinium Pharmaceuticals, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Actinium Pharmaceuticals, Inc. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for each of the three years ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Actinium Pharmaceutical Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2016, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

March 11, 2016

Actinium Pharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31, 2015	December 31, 2014

Assets

Current Assets:
Cash and cash equivalents	$25,643,273	$6,706,802
Restricted cash - current	34,733	-
Prepaid expenses and other current assets	803,463	699,851
Total Current Assets	26,481,469	7,406,653

Property and equipment, net of accumulated depreciation	106,112	127,700
Restricted cash	-	34,733
Total Assets	$26,587,581	$7,569,086

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable and accrued expenses	$1,473,936	$2,283,796
Accounts payable and accrued expenses - related parties	25,000	214,357
Notes payable	265,695	283,552
Derivative liabilities	2,848,902	6,709,911
Total Current Liabilities	4,613,533	9,491,616

Total Liabilities	4,613,533	9,491,616

Commitments and contingencies

Stockholders' Equity (Deficit):
Preferred stock, $0.001 par value; 50,000,000 authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 44,066,541 and 29,971,839 shares issued and outstanding, respectively	44,067	29,972
Additional paid-in capital	134,160,059	89,252,262
Accumulated deficit	(112,230,078)	(91,204,764)
Total Stockholders' Equity (Deficit)	21,974,048	(1,922,530)

Total Liabilities and Stockholders' Equity (Deficit)	$26,587,581	$7,569,086

See accompanying notes to consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Operations

	For the Year Ended December 31,
	2015	2014	2013

Revenue	$-	$-	$-

Operating expenses:
Research and development, net of reimbursements	13,311,739	12,267,313	3,109,331
General and administrative	11,464,560	10,175,323	3,476,879
Depreciation expense	53,465	37,908	1,560
Loss on disposition of equipment	-	-	4,122
Total operating expenses	24,829,764	22,480,544	6,591,892

Loss from operations	(24,829,764)	(22,480,544)	(6,591,892)

Other income (expense):
Interest expense	(7,868)	(866)	(2,508)
Gain (loss) on change in fair value of derivative liabilities	3,812,318	(2,206,099)	(4,179,392)
Total other income (expense)	3,804,450	(2,206,965)	(4,181,900)

Net loss	$(21,025,314)	$(24,687,509)	$(10,773,792)

Net loss per common share - basic and diluted	$(0.55)	$(0.90)	$(0.47)

Weighted average common shares outstanding - basic and diluted	38,158,480	27,363,748	22,752,752

See accompanying notes to consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

For the Years Ended December 31, 2015, 2014 and 2013

	Common Stock		Additional Paid-In	Accumulated	Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2013	21,391,665	$21,392	$56,867,706	$(55,743,463)	$1,145,635

Stock-based compensation	265,834	265	657,547	-	657,812
Proceeds from the sale of common stock, net of offering costs	554,310	554	2,882,703	-	2,883,257
Issuance of common stock from exercise of options	16,650	17	13,036	-	13,053
Issuance of common stock from exercise of warrants	2,336,988	2,337	3,465,058	-	3,467,395
Transfer of warrant derivatives from liability to equity classification	-	-	1,047,095	-	1,047,095
Net loss	-	-	-	(10,773,792)	(10,773,792)
Balance, December 31, 2013	24,565,447	24,565	64,933,145	(66,517,255)	(1,559,545)

Stock-based compensation	379,901	381	6,280,248	-	6,280,629
Proceeds from the sale of common stock, net of offering costs	2,379,433	2,380	15,432,925	-	15,435,305
Issuance of common stock from exercise of options	310,400	310	274,843	-	275,153
Issuance of common stock from exercise of warrants	2,336,658	2,336	157,658	-	159,994
Direct costs incurred before shares are issued			(30,000)	-	(30,000)
Transfer of warrant derivatives from liability to equity classification	-	-	2,203,443	-	2,203,443
Net loss	-	-	-	(24,687,509)	(24,687,509)
Balance, December 31, 2014	29,971,839	29,972	89,252,262	(91,204,764)	(1,922,530)

Stock-based compensation	344,784	345	7,061,277	-	7,061,622
Proceeds from the sale of common stock and warrants, net of offering costs	11,993,641	11,994	37,625,965	-	37,637,959
Issuance of common stock from exercise of options	20,000	20	15,660	-	15,680
Issuance of common stock from exercise of warrants	1,736,277	1,736	156,204	-	157,940
Transfer of warrant derivatives from liability to equity classification	-	-	48,691	-	48,691
Net loss	-	-	-	(21,025,314)	(21,025,314)
Balance, December 31, 2015	44,066,541	$44,067	$134,160,059	$(112,230,078)	$21,974,048

See accompanying notes to consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2015	2014	2013
Cash Flows From Operating Activities:
Net loss	$(21,025,314)	$(24,687,509)	$(10,773,792)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	7,061,622	6,280,629	657,812
Depreciation expense	53,465	37,908	1,560
Loss on disposition of equipment	-	-	4,122
Loss (gain) on change in fair value of derivative liabilities	(3,812,318)	2,206,099	4,179,392
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	162,083	(193,894)	106,579
Increase (decrease) in:
Accounts payable and accrued expenses	(793,949)	1,874,841	(518,089)
Accounts payable and accrued expenses - related party	(189,357)	133,172	50,000
Net Cash Used In Operating Activities	(18,543,768)	(14,348,754)	(6,292,416)

Cash Flows From Investing Activities:
Restricted cash	-	(34,733)	-
Purchase of property and equipment	(47,788)	(151,688)	(16,592)
Net Cash Used In Investing Activities	(47,788)	(186,421)	(16,592)

Cash Flows From Financing Activities:
Payments on note payable	(283,552)	(161,841)	(140,000)
Sales of stock, net of offering costs	37,637,959	15,435,305	2,883,257
Proceeds from the exercise of options	15,680	275,153	13,053
Proceeds from the exercise of warrants	157,940	159,994	3,467,395
Net Cash Provided By Financing Activities	37,528,027	15,708,611	6,223,705

Net change in cash	18,936,471	1,173,436	(85,303)
Cash at beginning of year	6,706,802	5,533,366	5,618,669
Cash at end of year	$25,643,273	$6,706,802	$5,533,366

Supplemental disclosures of cash flow information:
Cash paid for interest	$7,868	$866	$561
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Stock issuance costs included in accounts payable and accrued expenses	$-	$30,000	$-
Insurance prepaid through premium finance	$265,695	$287,568	$157,825
Fair value of warrants issued with stock	$4,738,161	$-	$-
Transfer from derivative liability classification to equity classification	$48,691	$2,203,443	$1,047,095

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

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. Balances held by the Company are typically in excess of FDIC insured limits. At December 31, 2015 and 2014, all of the Company’s cash was deposited in one bank.

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

The following tables set forth assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as of December 31, 2015 and 2014. As required by ASC 820 “Fair Value Measurements and Disclosures”, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total

Derivative liabilities:
At December 31, 2015	-	-	$2,848,902	$2,848,902
At December 31, 2014	-	-	$6,709,911	$6,709,911

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

Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period. For the years ended December 31, 2015, 2014 and 2013, the Company’s potentially dilutive shares, which include outstanding common stock options and warrants have not been included in the computation of diluted net loss per share as the result would be anti-dilutive.

	December 31, 2015	December 31, 2014	December 31, 2013
Options	3,971,583	3,013,084	1,985,384
Warrants	8,954,031	7,634,058	9,673,290
Total	12,925,614	10,647,142	11,658,674

Recent Accounting Pronouncements – In April 2015, the FASB issued an Accounting Standards Update that requires debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance is effective for annual and interim reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company adopted ASU 2015-03 on the consolidated financial statements in 2015.

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

For the years ended December 31, 2015, 2014 and 2013, the annual maintenance fee and third party costs incurred was $0.2 million, $0.3 million and $0.1 million, respectively. As of December 31, 2015 and 2014, the Company has a payable to MSKCC covering the annual maintenance costs, clinical trials expense and patent costs totaling $0 and $0.2 million, respectively.

On December 21, 2015, Actinium entered into an investor rights agreement with MSKCC. Under the terms of the agreement, MSKCC has agreed to forebear from transferring or otherwise disposing of its approximately 5.7 million shares of the Company’s common stock (other than pursuant to a piggyback registration as described below) until the start of the Actimab-A Phase 2 clinical study (but, in no event until later than March 31, 2016). Thereafter MSKCC shall be permitted to sell its shares subject to a weekly volume limitation of 150,000 shares (which limit may be increased to up to 250,000 shares per week to the extent any prior weekly allotments are not fully used) and applicable law so long as MSKCC maintains at least 25% of its current shareholding in Actinium through December 31, 2016. Actinium has granted MSKCC piggyback registration rights that would be triggered in the event Actinium are to engage in a public registered offering of its shares for its own account where other shareholders are participating as selling shareholders or where such public registered offering is for the account of other selling shareholders. In addition, following December 31, 2016, Actinium has granted MSKCC unlimited Form S-3 registration rights with respect to its shares.

Placement Agent:

On December 9, 2013, the Company entered into an engagement agreement with a Healthcare Investment Bank (“Placement Agent”) as its placement agent for the 2013 Common Stock Offering whereby a director of the Company was the former Head of its Healthcare Investment Banking team (“the 2013 Offering”). The 2013 Offering was completed in two tranches, December 9, 2013 and January 10, 2014. The agreement entered in on December 9, 2013 included a cash fee equal to 10% of the gross proceeds raised, a non-accountable expense reimbursement equal to 2% of the gross proceeds raised and warrants to purchase shares of the Company’s Common Stock in an amount equal to 10% of the shares of common stock issued or issuable. Subsequent to the closing of the 2013 Offering, the placement agent continued to provide certain financial advisory services to the Company until three months after the Company had up-listed its securities for trading on a U.S. National Exchange for a monthly fee of $25,000. On May 28, 2014, the Company and the placement agent agreed to terminate the December 9, 2013 engagement agreement. As of December 31, 2015 and 2014, the Company owed its placement agent $25,000.

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

On February 11, 2015, the Company completed a public offering that totaled 4,444,444 common shares, representing gross proceeds of approximately $20.0 million and a net amount of approximately $18.5 million after deducting the underwriting discount and the other offering expenses. The Placement Agent acted as the sole book-running manager for the offering. The offering was made pursuant to a shelf registration statement previously filed with and declared effective by the U.S. Securities and Exchange Commission. The Placement Agent received a cash fee of approximately $1.4 million.

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

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at December 31, 2015 and 2014:

	December 31,	December 31,
	2015	2014

Security deposit	$-	$11,350
Prepaid insurance	376,906	368,223
Other prepaid expenses	426,557	320,278
Total	$803,463	$699,851

Note 4 – Property and Equipment

Property and equipment consisted of the following at December 31, 2015 and 2014:

		December 31,	December 31,
	Lives	2015	2014

Lab equipment	3 years	$116,070	$108,713
Office equipment	3 years	82,974	58,455
Less: accumulated depreciation		(92,932)	(39,468)
Property and equipment, net		$106,112	$127,700

Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $53,465, $37,908 and $1,560, respectively. The Company wrote off certain undepreciated property and equipment during the year ended December 31, 2013 and recorded a loss of $4,122 on the disposition.

Note 5 – Note Payable

On October 25, 2014, the Company entered into a premium finance agreement for its multiple commercial insurance policies in the amount of $43,075. Pursuant to the agreement, the Company was required to pay $4,882 in monthly installments for nine months. On December 28, 2014, the Company entered into a premium finance agreement for its director and officer liability insurance policy in the amount of $0.2 million. Pursuant to the agreement, the Company was required to pay $27,614 in monthly installments for nine months. As of December 31, 2015, the Company paid the agreements in full.

On December 28, 2015, the Company entered into a premium finance agreement for its director and officer liability insurance policy in the amount of $0.3 million. Pursuant to the agreement, the Company was required to pay $30,077 in monthly installments for nine months.

As of December 31, 2015 and 2014, the outstanding balance related to the premium finance agreements was $0.3 million.

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

Activities for derivative warrant instruments during the years ended December 31, 2015 and 2014 were as follows:

	Shares subject to warrants	Fair Value

Balance, December 31, 2013	1,968,623	$6,707,255

Transfer from liability to equity classification	(319,294)	(2,203,443)

Change in fair value	-	2,206,099

Balance, December 31, 2014	1,649,329	6,709,911

Transfer from liability to equity classification	(21,960)	(48,691)

Change in fair value	-	(3,812,318)

Balance, December 31, 2015	1,627,369	$2,848,902

During the year ended December 31, 2015, 2,013,360 warrants were exercised, of which 21,960 were derivative warrants. The fair value of these derivative warrants totaling $48,691 were measured on the various exercise dates and reclassified to additional paid-in capital.

During the year ended December 31, 2014, 2,501,993 warrants were exercised, of which 319,294 were derivative warrants. The fair value of these derivative warrants totaling $2,203,443 were measured on various exercise dates and reclassified to additional paid-in capital.

The fair values of the derivative warrants were calculated using a modified binomial valuation model with the following assumptions at each balance sheet date.

	December 31,	December 31,
	2015	2014

Market value of common stock on measurement date (1)	$3.23	$5.89
Adjusted exercise price	$2.48	$2.48
Risk free interest rate (2)	1.06%	1.10%
Warrant lives in years	2.0 years	3.0 years
Expected volatility (3)	87%	71%
Expected dividend yield (4)	-	-
Probability of stock offering in any period over 5 years (5)	100%	100%
Offering price (6)	$2.60	$4.50

(1)	The market value of common stock at the above measurement dates is based on the Company’s trading price quoted on the NYSE MKT.

(2)	The risk-free interest rate was determined by management using the Treasury Bill rate as of the respective measurement date.

(3)	As of December 31, 2015, the volatility was estimated using the historical volatilities of the Company’s common stock traded in NYSE MKT market. As of December 31, 2014, the volatility was estimated using the historical volatilities of comparable companies in the same industry and region.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management determines the probability of future stock offering at each evaluation date.

(6)	Represents the estimated offering price in future offerings as determined by management.

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

b.	MSKCC – see Note 2 - Related Party Transactions.

c.	Oak Ridge National Laboratory (“ORNL”) – The Company is contracted to purchase radioactive material to be used for research and development, with a renewal option at the contract end. During the years ended December 31, 2015, 2014, and 2013, the Company purchased approximately $0.8 million, $0.6 million and $0.3 million, respectively, of radioactive material with ORNL. On December 21, 2015, the Company signed a contract with ORNL to purchase $0.9 million of radioactive material.

d.

Icon Clinical Research, LLC (formerly AptivSolutions) provides project management services for the study of the drug Ac-225-HuM195 (Actimab-A) used in the Company’s Phase 1 and Phase 2 clinical trials.  The total project was estimated to cost approximately $1.9 million and required a 12.5% down payment of the total estimated project cost.  The down payment totaling $0.2 million was paid in 2007 and 2012.  On August 6, 2012, October 22, 2012 and May 16, 2013, the agreement was amended to provide for additional services.  The total project is now estimated at approximately $2.7 million. AptivSolutions invoices the Company when services are rendered and the Company records the related expense to research and development expense.

For the years ended December 31, 2015, 2014 and 2013, the Company incurred expenses of approximately $0.4 million, $0.4 million and $0.3 million, respectively, related to this agreement.

e.

On June 15, 2012, the Company entered into a license and sponsored research agreement with Fred Hutchinson Cancer Research Center (“FHCRC”) to build upon previous and ongoing clinical trials, with BC8 (licensed antibody). FHCRC has currently completed both a Phase 1 and Phase 2 clinical trial with BC8 and the Company intends to start preparation for a pivotal trial leading to an FDA approval. The Company has been granted exclusive rights to the BC8 antibody and related master cell bank developed by FHCRC. The cost to develop the trial will range from $13.2 million to $23.5 million, depending on the trial design as required by the FDA. Under the terms of the sponsored research agreement, the Company will fund the FHCRC lab with $0.2 million per year for the first two years and $0.3 million thereafter. Payments made toward funding the lab will be credited toward royalty payments owed to FHCRC in the given year. A milestone payment of $1 million will be due to FHCRC upon FDA approval of the first drug. Upon commercial sale of the drug, royalty payments of 2% of net sales will be due to FHCRC.

For the years ended December 31, 2015, 2014 and 2013, the Company incurred expenses of approximately $0.3 million, $0.2 million and $0.1 million, respectively, related to this agreement.

f.	On August 28, 2012, the Company entered into a clinical trial agreement with The University of Texas M.D. Anderson Cancer Center. The total estimated cost of conducting the clinical trial is approximately $0.5 million, which includes a non-refundable institutional fee of $14,500. The estimated cost is based on treating 24 patients through 2015. Upon execution of the agreement, the Company paid $33,946.

During the years ended December 31, 2015 and 2014, the Company recorded an expense of approximately $0 and $0.1 million, respectively.

g.	On February 27, 2014, the Company entered into a manufacturing agreement with Goodwin Biotechnology Inc. ("Goodwin"). Goodwin oversees the current Good Manufacturing Practices (cGMP) production of a monoclonal antibody anticipated to be used in an upcoming phase 3 clinical trial of Iomab-B. Total cost of the agreement is $5.0 million. The Company made a non-refundable payment of $0.6 million upon execution of the agreement. Periodic payments will be made upon reaching certain milestones. As of December 31, 2015, the remaining cost of the agreement is approximately $1.5 million. Goodwin bills the Company when services are rendered and the Company records the related expense to research and development costs. For the years ended December 31, 2015 and 2014, the Company paid Goodwin approximately $4.2 million and $3.6 million, respectively. As of December 31, 2015 and 2014, the Company owed $0.1 million and $0.7 million, respectively, to Goodwin.

h.	On September 30, 2014, the Company entered into a research agreement with the Albert Einstein College of Medicine of Yeshiva University (“Einstein”). According to the agreement, Einstein will use certain materials provided by the Company to complete a research project. The research project will explore the feasibility of using Actinium 225 to prepare patients with blood borne cancers to receive a hematopoietic stem cell transplant. Einstein will periodically provide the Company with reports showing project data or research. The total fixed price of the project is $0.2 million which is payable to Einstein in three payments. During the years ended December 31, 2015 and 2014, the Company paid Einstein approximately $0.1 million.

Lease Agreements

On April 22, 2014, the Company entered into a sublease agreement for office space located at 379 Thornall Street, Edison, NJ. This agreement expires on September 30, 2016. The Company issued a letter of credit for $34,733 to the existing tenant and maintained a $34,733 certified deposit as collateral for the letter of credit.

Future minimum obligations on the lease are:

For the year ending December 31,
2016	$84,011

Note 8 – Equity

On December 9, 2013, the Company entered into an engagement agreement with its placement agent for the 2013 Common Stock Offering, (the “2013 Offering”) The 2013 Offering was completed in two tranches, on December 9, 2013 and January 10, 2014.

On December 27, 2013, the Company completed the first sale of the 2013 Offering pursuant to a Unit Purchase Agreement, with certain accredited investors and pursuant to which: the investors agreed to purchase (i) an aggregate of 554,310 shares (the “Shares”) of common stock at $6.00 per share and (ii) five-year warrants to purchase an aggregate of 138,577 shares of common stock at an exercise price of $9.00 per share. The Company received $3.3 million in gross proceeds from the sale of securities and $2.9 million net proceeds after deducting the underwriting discount and the other offering expenses. The transaction date fair value of the warrants of $0.4 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate – 0.07%, expected volatility – 84.06%, expected dividend yield - 0%, and a contractual life of 5 years.

In January 2014, the Company completed the final tranche of the 2013 Offering and received approximately $3.3 million total gross proceeds from accredited investors (“2014 Closing”). The Company paid its placement agent total cash fees of approximately $0.4 million and paid attorney fees of $40,000 for their services resulting in net proceeds of $2.9 million. In the 2014 Closing, the Company sold 551,810 shares of common stock at $6.00 per share and granted 137,952 units of five-year warrants with an exercise price of $9.00 per share. The warrants are exercisable for a period of five years from the date of issuance. The transaction date fair value of the warrants of $0.6 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate - 1.64%, expected volatility - 88%, expected dividend yield - 0%, and a contractual life of 5 years.

During January 2014, in connection with the 2014 Closing, the Company issued the Placement Agent warrants to purchase an aggregate of 68,976 shares of common stock with an exercise price of $9.00 per share. The transaction date fair value of the warrants of $0.3 million was determined utilizing the Black-Scholes option pricing model utilizing the following assumptions: risk free interest rate – 1.64%, expected volatility - 88%, expected dividend yield - 0%, and a contractual life of 5 years.

On March 24, 2014, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”) which was effective on April 17, 2014. This Registration Statement contained two prospectuses: (i) a base prospectus which covers the offering, issuance and sale by the Company of up to $200 million of its common stock, preferred stock, warrants and/or units; and (ii) a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $75,000,000 of its common stock that may be issued and sold under a sales agreement (the “ Sales Agreement ” ) with MLV & Co. LLC ( “ MLV ” ) dated March 24, 2014. The Company will pay MLV in cash, upon the sale of common stock pursuant to the Sales Agreement, an amount equal to 3.0% of the gross proceeds from the sale of common stock. On April 28, 2014, the Company issued 500 shares and received net proceeds of $6,000 under the Sales Agreement with MLV. During the year ended December 31, 2015, the Company issued 5,626,119 common shares with an average price of $2.52 per share. The Company received $15.1 million gross proceeds ($14.7 million net proceeds) from the issuances.

On June 30, 2014, the Company received gross proceeds of $12.5 million from a public offering of 1,670,000 shares of the Company’s common stock, $0.001 par value per share at a price to the public of $7.50 per share less underwriting discounts. The Company paid an underwriting discount of $0.9 million, paid other offering expenses of $0.1 million, and paid attorney and auditor fees of $0.1 million resulting in net proceeds of $11.5 million. Under the terms of the underwriting agreement, the Company also granted the underwriters a 30-day option to purchase up to an additional 250,000 shares of common stock to cover over-allotments, if any, at the offering price.

On July 10, 2014, the underwriter exercised their over-allotment option to purchase an additional 157,123 shares from the Company for $7.50 per share. Including the exercise of the over-allotment option of $1.2 million, in gross proceeds, the Company’s June offering totaled 1,827,123 shares, representing gross proceeds of approximately $13.7 million and $12.6 million net after deducting the underwriting discount and other offering expenses.

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

During the year ended December 31, 2015, the Company issued 1,532,124 common shares for the cashless exercise of warrants. During the year ended December 31, 2015, the Company also issued 224,153 common shares for $173,620 cash received from the exercise of options and warrants.

During the year ended December 31, 2014, the Company issued 2,162,181 common shares for the cashless exercise of warrants. During the year ended December 31, 2014, the Company also issued 484,877 common shares for $435,147 cash received from the exercise of options and warrants.

During the year ended December 31, 2013, the Company issued 235,158 common shares for cashless exercise of warrants. During the year ended December 31, 2013, the Company also issued 2,118,480 common shares for $3,480,448 cash received from the exercise of options and warrants.

Approval of the 2013 Amended and Restated Stock Plan

In September 2013, the Board of Directors of the Company approved the Company’s 2013 Stock Plan. The expiration date of the plan is September 9, 2023 and the total number of underlying shares of the Company’s common stock available for grant to employees, directors and consultants of the Company under the plan is 2,750,000 shares. In December 2015, the shareholders of the Company approved the second amendment to the plan and increased the number of shares authorized under the plan to 10,750,000 shares.

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

Restricted Stock

During 2013, the Company granted employees, consultants and board members 312,500 shares of restricted stock. 80,000 shares of restricted stock vest 1 year from the grant date, 100,000 shares have a vesting period of 24 months. The remaining restricted shares granted are performance based and vest over time. The shares granted during the year ended December 31, 2013 were valued at $0.7 million based on the stock price on the grant dates.

During the year ended December 31, 2014, the Company granted 633,041 shares of restricted stock and cancelled 50,000 shares of restricted stock. Of the total shares of restricted stock granted, 20,000 shares vest 3 months from the grant date, 30,374 shares vest 1 year from the grant date, 30,000 shares have a vesting period of 2 years, 202,497 shares have a vesting period of 4 years and 350,000 shares vest at the date of grant. The shares granted during the year ended December 31, 2014 were valued at $4.9 million based on the stock price on the grant dates.

During the year ended December 31, 2015, the Company granted 479,651 shares of restricted common stock to consultants with a fair value of $2.3 million based on the stock price on the grant dates. Of the 479,651 restricted share awards granted in 2015, 329,651 shares vested at the date of grant and 150,000 shares vest over a six-month period.

During the year ended December 31, 2015, the Company cancelled 126,265 shares of restricted stock originally granted to employees and issued a total of 152,499 options (see below). As a result of the cancellation of the 126,265 restricted shares, the Company recorded an expense of $0.8 million for the grant-date fair value of the restricted stock for which the requisite service is expected to be rendered.

During the year ended December 31, 2015, 2014 and 2013, the Company recorded approximately $3.4 million, $3.7 million and $0.2 million, respectively, in stock-based compensation for all of the restricted shares outstanding.

During the year ended December 31, 2015, the Company issued common shares totaling 344,784 for restricted shares granted in 2015 and prior years.

Stock Options

Following is a summary of option activities for the years ended December 31, 2015, 2014 and 2013:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2012	2,330,134	$0.96	8.91	$685,000
Issued	787,450	6.62	10.00	-
Cancelled	(1,115,550)	0.92	-	-
Exercised	(16,650)	0.78	-	-
Outstanding, December 31, 2013	1,985,384	3.23	8.34	5,908,696
Issued	1,338,100	8.86	10.00	-
Exercised	(310,400)	0.95	-	-
Outstanding, December 31, 2014	3,013,084	5.98	8.35	4,728,842
Issued	1,554,499	2.78	10.00	-
Cancelled	(576,000)	8.70	-	-
Exercised	(20,000)	0.78	-	-
Outstanding, December 31, 2015	3,971,583	4.34	8.01	2,964,146

Exercisable, December 31, 2015	1,826,741	3.56	7.37	2,024,556

During 2013, the Company granted employees and board members 787,450 options to purchase the Company’s common stock with exercise prices ranging from $3.60 to $6.70, a term of 10 years and vesting over a 4-year period. The fair value of $3.7 million was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.36% - 1.55% (2) expected life of 6 years, (3) expected volatility of 83.32% - 98.45%, and (4) zero expected dividends.

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

During the year ended December 31, 2015, the Company granted employees, consultants, and its board members 1,554,499 options to purchase the Company’s common stock with exercise prices ranging from $1.79 to $3.58 and a term of 10 years with vesting period ranging from 1 to 4.17 years.  The options have an aggregated fair value of $3.2 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.56% - 1.91% (2) expected life of 6 years, (3) expected volatility of 85.01% - 94.89%, and (4) zero expected dividends.

During the years ended December 31, 2015, 2014 and 2013, the Company received gross proceeds of $15,680, $0.3 million and $13,053 for exercise of options for 20,000 shares, 310,400 shares and 16,650 shares, respectively, of the Company’s common stock.

All options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at December 31, 2015 and 2014 was $7.2 million and $10.2 million, respectively. During the years ended December 31, 2015, 2014 and 2013, the Company recorded option expense of $3.4 million, $2.4 million and $0.3 million, respectively.

Warrants

Following is a summary of warrant activities for the years ended December 31, 2015, 2014 and 2013:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, December 31, 2012	12,770,637	$0.97	4.48	$6,114,768
Granted	329,866	7.47	6.40	-
Exercised	(2,403,429)	1.58	-	-
Forfeited	(1,023,784)	-	-	-
Outstanding, December 31, 2013	9,673,290	1.06	4.89	47,396,307
Granted	491,928	8.33	7.90	-
Exercised	(2,501,993)	0.67	-	-
Forfeited	(29,167)	6.70	-	-
Outstanding, December 31, 2014	7,634,058	1.64	3.97	34,317,224
Granted	3,333,333	6.50	4.00	-
Exercised	(2,013,360)	0.41	-	-
Outstanding, December 31, 2015	8,954,031	3.73	2.93	10,199,230

Exercisable, December 31, 2015	8,669,031	3.59	2.75	10,199,230

During the year ended December 31, 2013, warrants to purchase 122,000 shares of common stock were granted to service providers at exercise prices ranging from $3.60 to $6.70 per share. These warrants have a term of 7 to 10 years and include (1) Warrants to purchase 72,000 shares of common stock vested immediately and were valued at $0.2 million on the grant date; and (2) Warrants to purchase 50,000 shares of common stock vest over a year and were valued at $0.2 million on the grant date. The fair value on the grant date was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include (1) discount rate of 1.36% - 1.55%, (2) expected term of 5 years, (3) expected volatility of 91.56%, and (4) zero expected dividends. As of December 31, 2013, unrecognized compensation expense related to the warrants was $0.2 million.

During the year ended December 31, 2013, the Company also issued warrants to purchase 138,577 shares of the Company’s common stock to investors and warrants to purchase 69,289 shares of the Company’s common stock to its placement agent in connection with the 2013 Offering.

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

During the year ended December 31, 2014, the Company also granted three consultants warrants to purchase 285,000 shares of the Company’s common stock with exercise prices ranging from $5.55 to $11.66 per share and a term of 10 years. These warrants vest when certain milestones are met. The fair value of the warrants was $2.1 million on the grant date and was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include (1) discount rate of 1.56% - 1.66%, (2) expected term of 5 years, (3) expected volatility of 82.47-87.76%, and (4) zero expected dividends. As of December 31, 2014, unrecognized compensation expense related to the warrants was $1.5 million.

During the year ended December 31, 2014, 2,501,993 warrants were exercised by the warrant holders. The Company issued 2,336,658 shares of common stock and received gross proceeds of $0.2 million.

On February 11, 2015, the Company completed an underwritten offering of 4,444,444 shares of its common stock and warrants to purchase an aggregate of 3,333,333 shares of its common stock at a price of $4.50 per share. The warrants are exercisable for a period of 4 years at an exercise price of $6.50 per share. The transaction date relative fair value of the warrants of $3.5 million was determined utilizing the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model include (1) discount rate of 1.26%, (2) expected term of 4 years, (3) expected volatility of 72%, and (4) zero expected dividends.

During the year ended December 31, 2015, 2,013,360 warrants were exercised by the warrant holders. The Company issued 1,736,277 shares of common stock and received gross proceeds of $0.2 million.

During the year ended December 31, 2015, 2014 and 2013, the Company recorded stock-based compensation related to the warrants of $0.2 million, $0.1 million and $0.2 million, respectively.

Note 9 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets:
Net operating losses carry forward	$28,910,183	$22,866,340
Less: valuation allowance	(28,910,183)	(22,866,340)

Deferred tax assets, net	$-	$-

As of December 31, 2015, for U.S. federal income tax reporting purposes, the Company has approximately $85.0 million of unused net operating losses (“NOLs”) available for carry forward to future years. The benefit from the carry forward of such NOLs will begin expiring during the year ended December 31, 2021. Because United States tax laws limit the time during which NOL carry forwards may be applied against future taxable income, the Company may be unable to take full advantage of its NOL for federal income tax purposes should the Company generate taxable income. Further, the benefit from utilization of NOLs carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain.

The difference between the income tax provision and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended December 31, 2015, 2014 and 2013 are as follows:

	For the year ended
	December 31, 2015		December 31, 2014		December 31, 2013

Federal income taxes at 34%	$(7,148,607)	(34.00)%	$(8,393,753)	(34.00)%	$(3,663,089)	(34.00)%
Stock-based compensation	2,400,951	11.42%	2,135,414	8.65%	163,519	1.52%
Change in fair value of derivatives	(1,296,188)	(6.16)%	750,073	3.04%	1,420,993	13.19%
Other	-	-%	526,224	2.13%	-	-%
Change in valuation allowance	6,043,844	28.74%	4,982,042	20.18%	2,078,577	19.29%

Provision for income tax	$-	-	$-	-	$-	-

Note 10 – Subsequent Events

On January 4, 2016, the Company sold 40,656 shares of common stock for gross proceeds of $130,156 as part of the Sales Agreement with MLV.

On January 22, 2016, 500 shares of restricted stock vested and the Company issued 500 shares of common stock to an employee.

On January 27, 2016, the Company issued 114,169 shares of common stock for the conversion of 164,580 warrants.

On February 16, 2016, the Company entered into a Service agreement with Medpace, Inc. where Medpace agreed to perform Phase 3 study of Iomab-B product. The study is scheduled to be finished in July 2018 with an estimated fees to Medpace of $6.6 million.

On February 16, 2016, the Company issued 10,750 shares of common stock to a consultant with a fair value of $19,350.

On February 22, 2016, 500 shares of restricted stock vested and the Company issued 500 shares of common stock to an employee.

On February 29, 2016 the Company sold 15,946 shares of common stock for gross proceeds of $33,038 as part of the Sales Agreement with MLV.

On March 3, 2016, the Company sold 82,557 shares of common stock for gross proceeds of $170,686 as part of the Sales Agreement with MLV.

On March 4, 2016, the Company sold 21,109 shares of common stock for gross proceeds of $43,298 as part of the Sales Agreement with MLV.

On March 7, 2016, the Company sold 38,369 shares of common stock for gross proceeds of $79,216 as part of the Sales Agreement with MLV.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure controls and procedures. The Company, under the supervision and with the participation of its management, including the Company’s principal executive officer and principal financial and accounting officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s principal executive officer and principal financial and accounting officer has concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2015 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management concluded that as of December 31, 2015, the Company’s internal control over financial reporting was effective.

Changes in internal controls over financial reporting. There were no changes in the Company's internal controls over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Item 1.01 Entry into a Material Definitive Agreement.

On March 10, 2016 and effective as of Janaury 1, 2016, the Company entered into an Office Space License Agreement (the “License”) with Relmada Therapeutics, Inc. for office space located at 275 Madison Avenue, 7th Floor, New York, NY 10016 . This new office space will house the Company’s corporate headquarters. The term of the License is three years from the effective date, with an automatic renewal provision. The cost of the License is approximately $16,620 per month (which includes approximately $3,492 per month for the Company’s share for capital improvements to the premises which payments are spread out over the remaining term of the base lease or 81 months), subject to customary escalations and adjustments.

The foregoing description of the License is qualified in its entirety by reference to the provisions of the License filed as Exhibit 10.57 to this Annual Report, which is incorporated by reference herein.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors And Executive Officers

The names, positions and ages of our directors and executive officers as of March 10, 2016, are as follows:

Name	Age	Position
Sandesh Seth, MS, MBA	51	Executive Chairman

Kaushik J. Dave, PhD, MBA	54	President, Chief Executive Officer, Interim Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

Dragan Cicic, MD	51	Chief Operating Officer and Chief Medical Officer

David Nicholson, PhD	61	Director

Richard I. Steinhart	58	Director

Sergio Traversa, MBA	54	Director

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

Background of Executive Officers and Directors

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Sandesh Seth, MS, MBA, Executive Chairman

Mr. Sandesh Seth has been our Director since March 2012, our Chairman of the Board since October 2013, and Executive Chairman since August 2014.  Mr. Seth was affiliated with Laidlaw & Co. (UK) Ltd., a healthcare focused, investment banking and wealth management firm where he was Head of Healthcare Investment Banking. Mr. Seth is the Chairman of the Board of Relmada Therapeutics, Inc., a publicly listed, specialty pharmaceuticals company focused on pain therapeutics.

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

Kaushik J. Dave, PhD, MBA, Chief Executive Officer, Interim Chief Financial Officer and Director

Dr. Kaushik J. Dave has been our Chief Executive Officer and Director since September 2013, and our Interim Chief Financial Officer since February 2014. From March 2008 to September 2013, Dr. Dave was the Executive Vice President of Product Development for Antares Pharmaceuticals Inc. (Antares). As part of the core management team at Antares, he was instrumental in setting strategy, vision, product portfolio development and business development. Dr. Dave led the clinical and regulatory approval of Anturol™ and was also a key contributor to the change in company vision to combination products using Antares’ medical device technology which resulted in a robust pipeline that included development and New Drug Application submission for Otrexup, which was approved on October 14, 2013. From January 2001 to June 2006, Dr. Dave was Vice President Product Development at Palatin Technologies Inc. where he obtained approval of NeutroSpecTM (a radiopharmaceutical monoclonal antibody product). From January 1997 to December 2000, Dr. Dave was employed at Schering-Plough Inc. and Merck & Co. Inc., responsible for steering the development of several pharmaceutical product development programs. Dr. Dave received his pharmacy degree from the University of Bath, UK and a Ph.D. in Pharmaceutical Chemistry from the University of Kansas. Dr. Dave also received an MBA from the Wharton School of the University of Pennsylvania.

As Chief Executive Officer of the Company, Dr. Dave is the most senior executive of the Company and as such provides our Board of Directors with the greatest insight into the Company’s business and the challenges and material risks it faces. Dr. Dave has more than 23 years of healthcare industry experience and is especially qualified to understand the risks and leadership challenges facing a growing pharmaceutical company from a senior management and financial expertise perspective led us to conclude that Dr. Dave should serve as President, Chief Executive Officer and Director of the Company.

Dragan Cicic, MD, MBA, Chief Medical Officer

Dragan Cicic is the Chief Medical Officer of the Company. He joined the Company in 2005 and previously held the position of the CEO and prior to that of the Medical Director at Actinium. Dr. Cicic joined Actinium from the position of Project Director of QED Technologies Inc., a life sciences strategic consulting and transactional group focused on emerging biotech, pharmaceuticals and medical devices companies. Dr. Cicic prepared business and strategic plans on behalf of those clients and assisted them in raising funding. He also represented corporate and private investors in identifying acquisition and/or investment targets and negotiating, structuring and consummating deals. Prior to joining QED Technologies, Dr. Cicic was an investment banker with SG Cowen Securities.

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

From 1988-2007, Dr, Nicholson held various positions of increasing seniority in the UK, the Netherlands and the USA with Organon, a Business Unit of Akzo Nobel. Ultimately, he became Executive Vice President, Research & Development, and member of the Organon Executive Management Committee. He implemented change programs, leading to maximizing effectiveness in research & development, ensuring customer focus and the establishment of a competitive pipeline of innovative drugs. In 2007, Dr. Nicholson transferred to Schering-Plough, Kenilworth, New Jersey as Senior Vice President, responsible for Global Project Management and Drug Safety. From 2009 to December 2011, he was Vice President Licensing and Knowledge Management at Merck in Rahway, New Jersey, reporting to the President of Merck R&D. As an integration team member, David Nicholson played a role in the strategic mergers of Organon BioSciences, the human and animal health business of Dutch chemical giant Akzo-Nobel, and Schering-Plough in 2007 as well as of Schering-Plough and Merck in 2009.

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

Richard I. Steinhart, Director

Mr. Steinhart has served as our Director and Chairman of the Audit Committee since November 2013. Mr. Steinhart is also a member of our Compensation Committee and Corporate Governance Committee. Since March 2014, Mr. Steinhart has been a Member of the Board of Directors of Atossa Genetics, Inc. where he is Chairman of the Audit Committee and a member of the Compensation Committee.

Mr. Steinhart is a Vice President and CFO at Remedy Pharmaceuticals, a privately-held, clinical stage pharmaceutical company, a role he commenced in October 2015. From January 2014 through September 2015 Mr. Steinhart had been a financial and strategic consultant to the biotechnology and medical device industries. From April 2006 through December 2013, Mr. Steinhart was employed by MELA Sciences, Inc., as their Vice President, Finance and Chief Financial Officer, Treasurer and Secretary. In April 2012, Mr. Steinhart received a promotion to Sr. Vice President, Finance and Chief Financial Officer. From May 1992 until joining MELA Sciences, Mr. Steinhart was a Managing Director of Forest Street Capital/SAE Ventures, a boutique investment banking, venture capital, and management consulting firm focused on healthcare and technology companies. Prior to Forest Street Capital/SAE Ventures, he was Vice President and Chief Financial Officer of Emisphere Technologies, Inc. Mr. Steinhart’s other experience includes seven years at CW Group, Inc., a venture capital firm focused on medical technology and biopharmaceutical companies, where he was a General Partner and Chief Financial Officer. Mr. Steinhart began his career at Price Waterhouse, now known as PricewaterhouseCoopers. He holds BBA and MBA degrees from Pace University and is a Certified Public Accountant (inactive).

That Mr. Steinhart brings nearly 30 years of financial experience to our Board, having served in various financial executive-level positions over the course of his career, and that Mr. Steinhart is a certified public accountant led us to conclude that Mr. Steinhart should serve as a director and chair the audit committee.

Sergio Traversa, Director

Mr. Traversa has been a Director of the Company since August, 2012.  Mr. Traversa is also a member of our, Audit Committee, Compensation Committee and Corporate Governance Committee. Mr. Traversa is also the Chief Executive Officer and a Director of Relmada Therapeutics, Inc.  Previously, he was the co-founder and CEO of Medeor Inc. a spinoff pharmaceutical company from Cornell University.  Mr. Traversa has over 25 years of experience in the healthcare sector in the United States and Europe, ranging from management positions in the pharmaceutical industry to investing and strategic advisory roles. He has held financial analyst, portfolio management and strategic advisory positions at large United States investment firms specializing in healthcare, including Mehta and Isaly and Mehta partners, ING Barings, Merlin BioMed and Rx Capital. Mr. Traversa was a founding partner of Ardana Capital, a pharmaceutical and biotechnology investment advisory firm. In Europe, he held the position of Area Manager for Southern Europe (Italy, Spain, Greece and Portugal) of Therakos Inc., a cancer and immunology division of Johnson & Johnson. Prior to Therakos, Mr. Traversa was at Eli Lilly, where he served as Marketing Manager of the Hospital Business Unit. He was also a member of the CNS team at Eli Lilly, where he participated in the launch of Prozac and the early development of Zyprexa and Cymbalta. Mr. Traversa started his career as a sales representative at Farmitalia Carlo Erba, the largest pharmaceutical company in Italy later sold to Pharmacia and now part of Pfizer. Mr. Traversa holds a Laurea degree in Pharmacy from the University of Turin (Italy) and an MBA in Finance and International Business from the New York University Leonard Stern School of Business..

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

The term of each director is set forth below or until their successors are duly elected:

Director	Class	Term (from 2015 Annual Meeting)
Kaushik Dave	Class III	12 months
David Nicholson	Class I	24 months
Sandesh Seth	Class II	36 months
Sergio Traversa	Class II	36 months
Richard Steinhart	Class I	24 months

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

Chief Executive Officer

Employment Agreement

Effective September 16, 2013, and amended and restated on August 6, 2015, the Company and Dr. Kaushik J. Dave entered into an agreement (the “Employment Agreement”), to employ Dr. Dave as the Company’s Chief Executive Officer. Dr. Dave shall have such responsibilities, duties and authority as are assigned to him by the Board, or its designee. These responsibilities shall include implementation of the overall direction of the Company as set by the Board, including, planning, corporate policies, research and development, staffing, finance and operations. Dr. Dave shall perform such other duties and shall have authority consistent with his position as may be from time to time specified by the Board and subject to the discretion of the Board. Dr. Dave reports directly to the Board. Dr. Dave also agreed to devote his best efforts and substantially all of his business time to advance the interests of the Company and to discharge adequately his duties under the Employment Agreement. Dr. Dave may hold up to two board seats on for-profit and not-for-profit boards that do not represent a conflict with the Company and subject to Board approval after review of the time commitment involved. Pursuant to the August 2015 amendment and restatement of Dr. Dave’s agreement, among other things, the agreement provides enhance severance benefits, including in the event of a change of control of the Company (as summarized below), and provides for immediate vesting of options in accordance with the amended Stock Plan and Equity Plan. The agreement also changed Dr. Dave’s title from “President and Chief Executive Officer” to “Chief Executive Officer”.

Pursuant to the Employment Agreement, Dr. Dave is entitled to the following compensation and benefits:

●	A base salary at an annual rate of $350,000.

●	Upon the six month anniversary of the start date, the Board will review Dr. Dave’s base salary with the help of an independent compensation consultant to adjust the base salary to be competitively aligned to a range between the 25th (twenty-fifth) and 75th (seventy-fifth) percentile of the relevant market data of CEO positions of similarly situated publicly traded Biotech companies. The Board shall review the amount of the base salary and performance bonus, and shall determine the appropriate adjustments to each component of Dr. Dave’s compensation within 60 days of the start of each calendar year.

●	Dr. Dave shall be entitled to participate in an executive bonus program, which shall be established by the Board pursuant to which the Board shall award bonuses to Dr. Dave, based upon the achievement of written individual and corporate objectives such as the Board shall determine. Upon the attainment of such performance objectives, Dr. Dave shall be entitled to a cash bonus in an amount to be determined by the Board with a target of forty percent (40%) of the base salary. At least thirty (30) days before each subsequent calendar year, the Board shall establish written individual and corporate performance objectives for such calendar year and the amount of the performance bonus payable upon the attainment of such objectives. Within sixty (60) days after the end of each calendar year, the Board shall determine the amount of any performance bonus payable thereunder. Any such performance bonus shall be due and payable within ninety (90) days after the end of the calendar year to which it relates.

●	The Board has agreed to grant to Dr. Dave an option to purchase common shares of the Company and restricted stock (the “Grant”). The Grant will consist of (A) an option grant to purchase 675,000 common shares of the Company; (B) 125,000 shares of restricted and (C) 100,000 shares of restricted stock as a sign-on bonus of which fifty percent will vest at the one year anniversary of the start date upon starting work. An additional twenty-five percent each will vest at eighteen months and twenty-four months after the start date.

●	Stock Options. Such options will have an exercise price equal to the prior day closing price of the Company’s common stock which is equal to fair market value as determined by the Board on the date of the grant (the “Grant date”). The Grant Date shall occur no later than 90 days from the start date.

●	Restricted Stock Grant (excluding the sign-on bonus). One third (33.33%) of the restricted stock was granted at the closing of the Company’s private placement in January 2014, and shall vest per the vesting schedule below. The remaining two thirds (66.66%) of the restricted stock shall be granted upon the treatment of the first patient in 2014 for the Iomab-B trial and subject to the vesting schedule below.

●	Vesting Schedule. Twenty-eight percent (28%) of the initial options or restricted stock granted shall vest twelve months after the date of grant and two percent (2%) of the remainder shall vest each month thereafter until fully vested. Such additional options or restricted stock will have an exercise price per share which is equal to fair market value as determined by the Board on the date of the grant. Two percent (2%) of such additional options or stock shall vest each month thereafter until fully vested. The term of all options granted under this Agreement will be for 10 years from the date of grant, subject to Dr. Dave’s continuing service with the Company.

●	Dr. Dave is also eligible to participate in the Company’s benefit plans that are generally provided for executive employees.

●	The employment agreement also contains a non-solicitation provision that provides that during the term of employment and for a period of 24 months following the cessation of employment with the company you Dr. Dave shall not directly or indirectly solicit, induce, recruit or encourage any of the Company’s employees or consultants to terminate their relationship with the Company, or attempt any of the foregoing, either for himself or any other person or entity.

●	If the Company terminates Dr. Dave’s employment other than for cause or if he resigns for good reason, Dr. Dave shall be entitled to the following:

(i)	a single lump sum payment equal to twelve (12) months of base salary compensation (at the rate in effect as of the date of termination);

(ii)	continued health benefits for the 12-month period beginning on the date of termination; and

(iii)	All outstanding equity awards granted to Dr. Dave under the Company’s equity compensation plans shall become immediately vested and exercisable (as applicable) as of the date of such termination and the performance goals with respect to such outstanding performance awards, if any, will deemed satisfied at “target”.

●	If the Company terminates Dr. Dave’s employment other than for cause or if he resigns for good reason, in any case during the 12-month period beginning on the date of a change in control Dr. Dave shall be entitled to the following:

(i)	a single lump sum payment equal to twenty-four (24) months of Dr. Dave’s compensation (at the rate in effect as of the date of termination);

(ii)	continued health benefits for the 24-month period beginning on the date of termination; and

(iii)	All outstanding equity awards granted to Dr. Dave under the Company’s equity compensation plans shall become immediately vested and exercisable (as applicable) as of the date of such termination and the performance goals with respect to such outstanding performance awards, if any, will deemed satisfied at “target”.

CEO Agreement

Effective April 15, 2015 (the “Effective Date”), the Company and Dr. Dave entered into an agreement whereby the Company agreed to make certain payments, cancel certain restricted stock previously granted Dr. Dave, and make a new option grant to Dr. Dave. Pursuant to the terms of the agreement he Company agreed to pay to Dr. Dave (i) $166,825 on or before the Effective Date; (ii) $22,021 on or before the Effective Date; (iii) $22,021 by June 30, 2015; (iv) $22,021 by September 30, 2015; (v) $22,021 by December 31, 2015; (vi) $46,490 by April 15, 2016 so long as Dr. Dave is an employee of the Company on such date; and (vii) $52,103 by December 31, 2016, so long as Dr. Dave is an employee of the Company on such date; provided however, that if Dr. Dave is not employed by the Company (A) on April 15, 2016 then Dr. Dave shall repay to the Company $88,084 (which represents the payments made on April 15, 2015, June 30, 2015, September 30, 2015 and December 31, 2015, of $20,021 each), and (B) on December 31, 2016 then Dr. Dave shall repay to the Company $46,490 (which represents the payment made on April 15, 2016). In addition, until December 31, 2016, Dr. Dave will not, without the prior written consent of the Company, directly or indirectly, offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant for the sale of, or otherwise dispose of or transfer 25,000 shares of common stock of the Company, which such shares vested on September 16, 2014. The parties also agreed that the 68,000 shares of restricted stock previously granted to Dr. Dave on February 21, 2014, and are unvested, shall be cancelled and that the Company shall grant to Dr. Dave 82,128 options which shall vest according to milestones as set forth in the agreement.

Advice of Compensation Consultant

In 2015, the Compensation Committee engaged StreeterWyatt Governance, LLC, a compensation consultant, to advise us on the compensation provided to our Chief Executive Officer, Dr. Dave, and determine what actions, if any, were appropriate regarding future executive compensation arrangements.

In developing their assessment, the consultant considered pay practices of companies in similar industries and of similar size. Taking into consideration the results of the analysis in the compensation report, the Compensation Committee recommended to the Board that the target compensation to Dr. Dave should generally be positioned at the median of comparably sized companies in similar industries. The consultant further recommended components and terms of each components of Dr. Dave’s future compensation. Based on the analysis and recommendations, the Compensation Committee adopted and approved Dr. Dave’s Employment Agreement as described above under “Chief Executive Officer’s Compensation”.

Executive Chairman Agreement

In an agreement dated March 11, 2015, effective August 11, 2014 and amended and restated on August 6, 2015, our Chairman of the Board entered into a consulting agreement with the Company to serve as Executive Chairman of the Company. The Executive Chairman will be paid an annual consulting fee of $350,000. During the term of this agreement, the annual consulting fee shall be maintained at least at the same amount as the annual compensation of the Chief Executive Officer of the Company. The Executive Chairman is also entitled to participate in a Company bonus program, which shall be established by the Board pursuant to which the Board shall award bonuses to the consultant, based upon the achievement of written individual and corporate objectives such as the Board shall determine. During the term of the agreement, the performance cash bonus shall be at least at the same amount as the performance cash bonus and other compensation paid to the Chief Executive Officer of the Company. On September 23, 2014, the Board also granted to the Executive Chairman an option to purchase 280,000 common shares of the Company at an exercise price of $6.13 per share. The options vest at the rate of 2% of the grant each month from the grant Date until fully vested in accordance with the provisions of the Company’s Amended and Restated 2013 Stock Plan. The Executive Chairman shall also be awarded stock option and/or restricted stock grants at least at the same amount as such stock option and/or restricted stock that is granted to the Chief Executive Officer of the Company. On August 6, 2015, Mr. Seth’s agreement was amended and restated. Among other things, the amendment included severance benefits, including in the event of a change of control of the Company, and to provide for immediate vesting of options in accordance with the Company’s amended Stock Plan and Equity Plan.

If the Company terminates the consulting arrangement other than for cause or if Mr. Seth resigns for good reason, Mr. Seth shall be entitled to the following:

(i)	a single lump sum payment equal to twenty-four (24) months of Mr. Seth’s compensation (at the rate in effect as of the date of termination);

(ii)	continued health benefits for the 24-month period beginning on the date of termination; and

(iii)	All outstanding equity awards granted to Mr. Seth under the Company’s equity compensation plans shall become immediately vested and exercisable (as applicable) as of the date of such termination and the performance goals with respect to such outstanding performance awards, if any, will deemed satisfied at “target”.

If the Company terminates Mr. Seth’s consulting arrangement other than for cause or if Mr. Seth resigns for good reason, in any case during the 12-month period beginning on the date of a change in control, Mr. Seth shall be entitled to the following:

(i)	a single lump sum payment equal to thirty (30) months of Mr. Seth’s compensation (at the rate in effect as of the date of termination);

(ii)	continued health benefits for the 30-month period beginning on the date of termination; and

(iii)	All outstanding equity awards granted to Mr. Seth under the Company’s equity compensation plans shall become immediately vested and exercisable (as applicable) as of the date of such termination and the performance goals with respect to such outstanding performance awards, if any, will deemed satisfied at “target”.

Chief Medical Officer Agreement

On January 2, 2006, Actinium Corporation entered into an employment agreement with Dragan Cicic, as our Chief Operating Officer and Chief Medical Officer. The term of the employment agreement is one year; provided that the term shall be automatically extended for successive one year periods thereafter, unless, no later than 60 days prior to the expiration of any successive one-year renewal term, either party thereto provides the other party written notice of its desire not to extend the term. Actinium agreed to pay a base salary of $144,758 per annum during the term with an annual percentage increase of not less than an amount equal to the aggregate preceding 12 months annual percentage increase of the U.S. Department of Labor Consumer Price Index for All Urban Consumers (CPI-U) for the New York area. Dr. Cicic is also entitled to participate in any incentive compensation or bonus program which is instituted or maintained for company executives generally during the term of the agreement. In August 2014, the Company increased Dr. Cicic’s base salary to $275,000 per year. In August 2015, Dr. Cicic agreement was amended. Pursuant to the amendment, Dr. Cicic’s title was changed to Chief Medical Officer from Chief Operating Officer and Chief Medical Officer.

Executive Chairman

In August 2014, our Board created the office of Executive Chairman of the Company and appointed Sandesh Seth, our Chairman of the Board, as Executive Chairman of our Company.

As Executive Chairman of our Company, Mr. Seth acts as an officer and consultant and, as such, performs his duties subject in all instances to the oversight of our board of directors and the power of our board of directors to approve all applicable corporation actions (which powers shall not be vested in the office of Executive Chairman). The Executive Chairman is not an “executive officer” (as defined in SEC Rule 3b-7) of our Company as the role of the Executive Chairman by design is not an officer who performs a policy making function for our Company. Rather, the Executive Chairman serves as a conduit between our board and our executive management team and is available to act as an advisor and consultant to our executive management team, who are responsible for development and implementation of our corporate policies under the supervision of our board of directors. In 2015, Mr. Seth received the following compensation for his service as Executive Chairman: $353,000 in cash compensation, $157,000 bonus, and $389,285 in stock awards.

Subject to such other roles, duties and projects as may (consistent with the terms and provisions of our Amended and Restated Bylaws and the resolutions of our board that formed the office of Executive Chairman) be assigned by our board to the Executive Chairman, the primary responsibilities of the Executive Chairman are as follows:

(i)	Chair annual and special Board meetings and annual stockholder meetings and, subject to availability, attend meetings of the committees of the Board;

(ii)	Provide overall Board leadership and establish guiding principles for the Board;

(iii)	Manage the affairs of the Board and facilitate Board action in such a way that strategic and policy decisions are fully discussed, debated and decided by the Board;

(iv)	In cooperation with the President, and Chief Executive Officer, and other Company officers as appropriate or selected by the Executive Chairman/Board, ensure that our strategic orientation is defined and communicated to the Board for its approval and that all material issues are dealt with by the Board in a timely manner;

(v)	Ensure that the Board has efficient communication channels regarding all material issues concerning the business and see to it that directors are informed about these issues;

(vi)	Act as a representative of the Board and consult with Board members outside the regularly scheduled meetings of the Board and of Board committees;

(vii)	Meet and confer as often as required with our President, and Chief Executive Officer and executive management to ensure that there is efficient communication between the Executive Chairman, the President, and Chief Executive Officer, other executive management and Board members;

(viii)	Offer advice and consultation to the President, and Chief Executive Officer and executive management on the overall management of the business and affairs of our company as well as specific matters upon the request of the President, and Chief Executive Officer and or the Board;

(ix)	In consultation and partnership with the President, Chief Executive Officer, the Executive Chairman may act as our representative with business partners of our company; and

(x)	At the request of the Board or the President, and Chief Executive Officer the Executive Chairman may be placed in charge of special corporate strategic initiatives or projects.

Board Leadership Structure

Our Board has a policy that calls for the role of Chairman of the Board and Chief Executive Officer (CEO) to be separate, as it believes that the most effective leadership structure for us at this time is not to have these roles combined.  Dr. Kaushik J. Dave serves as our CEO and Sandesh Seth is our Chairman of the Board who serves as the Executive Chairman.  We believe this structure of having a separate CEO and Chairman provides proper oversight of our operations.

Board of Directors Meetings and Attendance

During the fiscal year 2015, the Board of Directors held 28 meetings. Each member of our Board was present at eighty-five (85%) percent or more of the Board meetings held. One action was approved by unanimous written consent. It is our policy that directors should make every effort to attend the annual meeting of stockholders, and each of our directors. Sandesh Seth, Kaushik Dave, David Nicholson, Richard Steinhart and Sergio Traversa, attended the annual meeting of stockholders in 2015.

Committees of the Board of Directors

Our board of directors has formed three standing committees: audit, compensation and corporate governance. Actions taken by our committees are reported to the full board. Each of our committees has a charter and each charter is posted on our website.

Audit Committee	Compensation Committee	Corporate Governance Committee
Richard I. Steinhart*	Dr. David Nicholson*	Sergio Traversa*
Dr. David Nicholson	Richard I. Steinhart	David Nicholson
Sergio Traversa	Sergio Traversa	Richard I. Steinhart

* Indicates committee chair

Audit Committee

Our audit committee, which currently consists of three directors, provides assistance to our board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, financial reporting, internal control and compliance functions of the company. The board of directors has determined that Mr. Steinhart is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our audit committee employs an independent registered public accounting firm to audit the financial statements of the company and perform other assigned duties. Further, our audit committee provides general oversight with respect to the accounting principles employed in financial reporting and the adequacy of our internal controls. In discharging its responsibilities, our audit committee may rely on the reports, findings and representations of the company’s auditors, legal counsel, and responsible officers. Our board has determined that all members of the audit committee are financially literate within the meaning of SEC rules and under the current listing standards of the NYSE MKT. Richard I. Steinhart is the chairman of the audit committee.

Under NYSE MKT rules (Section 803(b)(2)(b) of the NYSE MKT Company Guide), one director who is not independent under general audit committee purposes, but who satisfies the requirements of Rule 10A-3 under the Securities Exchange Act of 1934, and is not a current officer or employee, may be appointed to the audit committee, if the board, under exceptional and limited circumstances, determines that membership on the committee by the individual is required by the best interests of the issuer and its shareholders. In August 2015, the board appointed Mr. Traversa to the audit committee under this exception. The board has determined that Mr. Traversa’s appointment to the audit committee is in the best interests of the Company and its shareholders given his financial experience and knowledge of public companies. Mr. Traversa may not under this exception serve in excess for two consecutive years and may not chair the audit committee.

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

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of December 31, 2015, our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements.

Compensation Discussion and Analysis

The Compensation Committee of our board of directors has the responsibility to review, determine and approve the compensation for our executive officers. Further, the Compensation Committee oversees our overall compensation strategy, including compensation policies, plans and programs that cover all employees. In 2013, our Stockholders voted on an advisory basis with respect to our compensation program for named executive officers. Of the votes cast (excluding abstentions and broker non-votes), 94.1% were cast in support of the program. In light of this, in reviewing the executive compensation program for 2015, the Compensation Committee decided to retain the general overall program design, which ties a significant portion of the executives’ pay closely with our performance. In the future, the Compensation Committee will continue to consider the executive compensation program in light of changing circumstances and Stockholder feedback.

We currently employ two executive officers, each of whom serves as a “Named Executive Officer” (or NEO) for purposes of SEC reporting: (1) Kaushik J. Dave., our Chief Executive Officer (who we refer to in this Compensation Discussion and Analysis as our CEO); and (2) Dragan Cicic, our Chief Scientific Officer.

This Compensation Discussion and Analysis sets forth a discussion of the compensation for our NEOs as well as a discussion of our philosophies underlying the compensation for our NEOs and our employees generally.

Objectives of Our Compensation Program

The Compensation Committee’s philosophy seeks to align the interests of our stockholders, officers and employees by tying compensation to individual and company performance, both directly in the form of salary or annual cash incentive payments, and indirectly in the form of equity awards. The objectives of our compensation program enhance our ability to:

●	attract and retain qualified and talented individuals; and

●	provide reasonable and appropriate incentives and rewards to our team for building long-term value within our company, in each case in a manner comparable to companies similar to ours.

In addition, we strive to be competitive with other similarly situated companies in our industry. The process of developing pharmaceutical products and bringing those products to market is a long-term proposition and outcomes may not be measurable for several years. Therefore, in order to build long-term value for our company and its stockholders, and in order to achieve our business objectives, we believe that we must compensate our officers and employees in a competitive and fair manner that reflects current company activities but also reflects contributions to building long-term value.

We utilize the services of StreeterWyatt Governance LLC to review compensation programs of peer companies in order to assist the Compensation Committee in determining the compensation levels for our NEOs, as well as for other employees of our company. StreeterWyatt is a recognized independent consulting company and services clients throughout the United States.

Elements of Our Compensation Program and Why We Chose Each

Main Compensation Components

Our company-wide compensation program, including for our NEOs, is broken down into three main components: base salary, performance cash bonuses and potential long-term compensation in the form of stock options or restricted stock awards. We believe these three components constitute the minimum essential elements of a competitive compensation package in our industry.

Salary

Base salary is used to recognize the experience, skills, knowledge and responsibilities required of our NEOs as well as recognizing the competitive nature of the biopharmaceutical industry. This is determined partially by evaluating our peer companies as well as the degree of responsibility and experience levels of our NEOs and their overall contributions to our company. Base salary is one component of the compensation package for NEOs; the other components being cash bonuses, annual equity grants, and company benefit programs. Base salary is determined in advance whereas the other components of compensation are awarded in varying degrees following an assessment of the performance of a NEO. This approach to compensation reflects the philosophy of our board of directors and its Compensation Committee to emphasize and reward, on an annual basis, performance levels achieved by our NEOs.

Performance Bonus Plan

We have a performance bonus plan under which bonuses are paid to our NEOs based on achievement of company performance goals and objectives established by the Compensation Committee and/or our board of directors as well as on individual performance. The bonus program is discretionary and is intended to: (i) strengthen the connection between individual compensation and our company’s achievements; (ii) encourage teamwork among all disciplines within our company; (iii) reinforce our pay-for-performance philosophy by awarding higher bonuses to higher performing employees; and (iv) help ensure that our cash compensation is competitive. Depending on the cash position of the company, the Compensation Committee and our board of directors have the discretion to not pay cash bonuses in order that we may conserve cash and support ongoing development programs and commercialization efforts. Regardless of our cash position, we consistently grant annual merit-based stock options to continue incentivizing both our senior management and our employees.

Based on their employment agreements, each NEO is assigned a target payout under the performance bonus plan, expressed as a percentage of base salary for the year. Actual payouts under the performance bonus plan are based on the achievement of corporate performance goals and an assessment of individual performance, each of which is separately weighted as a component of such officer’s target payout. For the NEOs, the corporate goals receive the highest weighting in order to ensure that the bonus system for our management team is closely tied to our corporate performance. Each employee also has specific individual goals and objectives as well that are tied to the overall corporate goals. For employees, mid-year and end-of-year progress is reviewed with the employees’ managers.

Equity Incentive Compensation

We view long-term compensation, currently in the form of stock options and restricted stock generally vesting in annual increments over four years, as a tool to align the interests of our NEOs and employees generally with the creation of stockholder value, to motivate our employees to achieve and exceed corporate and individual objectives and to encourage them to remain employed by the company. While cash compensation is a significant component of employees’ overall compensation, the Compensation Committee and our board of directors (as well as our NEOs) believe that the driving force of any employee working in a small biotechnology company should be strong equity participation. We believe that this not only creates the potential for substantial longer term corporate value but also serves to motivate employees and retain their loyalty and commitment with appropriate personal compensation.

Other Compensation

In addition to the main components of compensation outlined above, we also provide contractual severance and/or change in control benefits to our Executive Chairman and CEO. The change in control benefits for all applicable persons have a “double trigger.” A double-trigger means that the executive officers will receive the change in control benefits described in the agreements only if there is both (1) a Change in Control of our company (as defined in the agreements) and (2) a termination by us of the applicable person’s employment “without cause” or a resignation by the applicable persons for “good reason” (as defined in the agreements) within a specified time period prior to or following the Change in Control. We believe this double trigger requirement creates the potential to maximize stockholder value because it prevents an unintended windfall to management as no benefits are triggered solely in the event of a Change in Control while providing appropriate incentives to act in furtherance of a change in control that may be in the best interests of the stockholders. We believe these severance or change in control benefits are important elements of our compensation program that assist us in retaining talented individuals at the executive and senior managerial levels and that these arrangements help to promote stability and continuity of our executives and senior management team. Further, we believe that the interests of our stockholders will be best served if the interests of these members of our management are aligned with theirs. We believe that providing change in control benefits lessens or eliminates any potential reluctance of members of our management to pursue potential change in control transactions that may be in the best interests of the stockholders. We also believe that it is important to provide severance benefits to members of our management, to promote stability and focus on the job at hand.

We also provide benefits to the executive officers that are generally available to all regular full-time employees of our company, including our medical and dental insurance, and a 401(k) plan. At this time, we do not provide any perquisites to any of our NEOs. Further, we do not have deferred compensation plans, pension arrangements or post-retirement health coverage for our executive officers or employees. All of our employees not specifically under contract are “at-will” employees, which means that their employment can be terminated at any time for any reason by either us or the employee. Our Executive Chairman and CEO have employment agreements that provide lump sum compensation in the event of their termination without cause or, under certain circumstances, upon a Change of Control.

Determination of Compensation Amounts

A number of factors impact the determination of compensation amounts for our NEOs, including the individual’s role in the company and individual performance, length of service with the company, competition for talent, individual compensation package, assessments of internal pay equity and industry data. Stock price performance has generally not been a factor in determining annual compensation because the price of our common stock is subject to a variety of factors outside of our control.

Industry Survey Data

In collaboration with StreeterWyatt, we establish and maintain a list of peer companies to best assure ourselves that we are compensating our executives on a fair and reasonable basis, as set forth above under the heading “Objectives of our Compensation Program.” We also utilize StreeterWyatt-prepared data for below-executive level personnel, which data focuses on similarly-sized bio-tech companies. The availability of peer data is used by the Compensation Committee strictly as a guide in determining compensation levels with regard to salaries, cash bonuses and performance related annual equity grants to all employees. However, the availability of this data does not imply that the Compensation Committee is under any obligation to exactly follow peer companies in compensation matters.

Determination of Base Salaries

As a guideline for NEO base salary, we perform formal benchmarks against respective comparable positions in our established peer group. We adjust salaries based on our assessment of our NEOs’ levels of responsibility, experience, overall compensation structure and individual performance. The Compensation Committee is not obliged to raise salaries purely on the availability of data. Merit-based increases to salaries of executive officers are based on our assessment of individual performance and the relationship to applicable salary ranges. Cost of living adjustments may also be a part of that assessment.

Performance Bonus Plan

Concurrently with the beginning of each calendar year, preliminary corporate goals that reflect our business priorities for the coming year are prepared by the CEO with input from the other executive officers. These goals are weighted by relative importance. The draft goals and proposed weightings are presented to the Compensation Committee and the Board and discussed, revised as necessary, and then approved by our board of directors. The Compensation Committee then reviews the final goals and their weightings to determine and confirm their appropriateness for use as performance measurements for purposes of the bonus program. The goals and/or weightings may be re-visited during the year and potentially restated in the event of significant changes in corporate strategy or the occurrence of significant corporate events. Following the agreement of our board of directors on the corporate objectives, the goals are then shared with all employees in a formal meeting(s), and are reviewed periodically throughout the year.

Determination of Equity Incentive Compensation

To assist us in assessing the reasonableness of our equity grant amounts, we have reviewed StreeterWyatt supplied information. Such information included equity data from a cross-section of similar companies in our industry.

Equity Grant Practices

All stock options and/or restricted stock granted to the NEOs and other executives are approved by the Compensation Committee. Exercise prices for options are set at the closing price of our common stock on the date of grant. Grants are generally made: (i) on the employee’s start date and (ii) at board of director meetings held each February and following annual performance reviews. However, grants have been made at other times during the year. The size of year-end grants for each NEO is assessed against our internal equity guidelines. Current market conditions for grants for comparable positions and internal equity may also be assessed. Also, grants may be made in connection with promotions or job related changes in responsibilities. In addition, on occasion, the Compensation Committee may make additional special awards for extraordinary individual or company performance.

Compensation Setting Process

At the February meetings of our board of directors and the Compensation Committee, overall corporate performance and relative achievement of the corporate goals for the prior year are assessed. The relative achievement of each goal is assessed and quantified and the summation of the individual components results in a corporate goal rating, expressed as percentages. The Compensation Committee then approves the final disbursement of salary increases, cash bonuses and option or restricted stock grants.

The Compensation Committee looks to the CEO’s performance assessments of the other NEOs and his recommendations regarding a performance rating for each, as well as input from the other members of our board of directors. These recommendations may be adjusted by the Compensation Committee prior to finalization. For the CEO, the Compensation Committee evaluates his performance, taking into consideration input from the other members of our board of directors, and considers the achievement of overall corporate objectives by both the CEO specifically and the company generally. The CEO is not present during the Compensation Committee’s deliberations regarding his compensation.

The Compensation Committee has the authority to directly engage, at our company’s expense, any compensation consultants or other advisors (such as StreeterWyatt) that it deems necessary to determine the amount and form of employee, executive and director compensation. In determining the amount and form of employee, executive and director compensation, the Compensation Committee has reviewed and discussed historical salary information as well as salaries for similar positions at comparable companies. However, the availability of this data does not imply that the Compensation Committee is under any obligation to exactly follow peer companies’ compensation practices.

We paid consultant fees to StreeterWyatt of $18,750. NEOs may have indirect input in the compensation results for other executive officers by virtue of their participation in the performance review and feedback process for the other executive officers.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2015, December 31, 2014 and December 31, 2013 by our Chief Executive Officer and the two next most highly compensated executive officers.

Name/Position	Year	Salary	Bonus		Option Awards	All Other Compensation (3)	Total
Kaushik J. Dave,	2015	$353,500	$51,000	(4)	$969,113	$1,254,603	$2,628,216
CEO (1)	2014	350,000	41,042	(5)	798,865	397,844	1,587,751
	2013	112,134	-		32,830	56,875	201,839

Jack Talley, former CEO,	2015	$-	$-		$-	$-	$-
resigned on February 28, 2013	2014	-	-		-	-	-
	2013	298,077	-		22,481	-	320,558

Dragan Cicic, COO (2)	2015	$277,750	$35,000	(6)	$125,317	$17,286	$455,353
	2014	260,416	53,000	(7)	101,844	4,081	419,341
	2013	213,118	-		75,463	-	288,581

Enza Guagenti, former CFO,	2015	$-	$-		$-	$-	$-
resigned on March 9, 2013	2014	-	-		-	-	-
	2013	28,025	-		1,180	-	29,205

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

(3) Includes restricted stock based compensation awarded and other additional payments made during the period.

As an “emerging growth company” we will not be required to provide information relating to the ratio of total compensation of our Chief Executive Officer to the median of the annual total compensation of all of our employees, as required by the Investor Protection and Securities Reform Act of 2010, which is part of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

(4) The bonus disclosed in this item relates to 2014 but was contingent upon board approval, which occurred in 2015.

(5) The bonus disclosed in this item relates to 2013 but was contingent upon board approval, which occurred in 2014.

(6) The bonus disclosed in this item relates to 2014 but was contingent upon board approval, which occurred in 2015.

(7) The bonus disclosed in this item relates to 2013 but was contingent upon board approval, which occurred in 2014.

Director Compensation

The following table sets forth the compensation of our directors for the 2015 fiscal year:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	All Other Compensation	Total

David Nicholson	$55,053	-	64,938	-	$119,991
Richard Steinhart	$58,508	-	64,938	-	$123,446
Sergio Traversa	$51,932	-	64,938	-	$116,870

(1)	At the end of fiscal year 2015, the aggregate number of option awards outstanding for each director was as follows: (i) for Mr. Nicholson, 124,900, (ii) for Mr. Steinhart, 74,950, and (iii) for Mr. Traversa, 94,950.

In accordance with SEC rules, the amounts shown reflect the aggregate grant date fair value of option awards granted to Non- Employee Directors during 2015, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

Prior to February 2015, our Director Compensation Program, the non-employee members of our Board of Directors are paid a fixed annual fee of $30,000 payable in four quarterly payments.

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

Employment Agreements

Compensatory Plan with Kaushik Dave (Principal Executive Officer)

Effective September 16, 2013, and amended and restated on August 6, 2015, the Company and Dr. Kaushik J. Dave entered into an agreement (the “Employment Agreement”), to employ Dr. Dave as the Company’s Chief Executive Officer. Dr. Dave shall have such responsibilities, duties and authority as are assigned to him by the Board, or its designee. These responsibilities shall include implementation of the overall direction of the Company as set by the Board, including, planning, corporate policies, research and development, staffing, finance and operations. Dr. Dave shall perform such other duties and shall have authority consistent with his position as may be from time to time specified by the Board and subject to the discretion of the Board. Dr. Dave reports directly to the Board. Dr. Dave also agreed to devote his best efforts and substantially all of his business time to advance the interests of the Company and to discharge adequately his duties under the Employment Agreement. Dr. Dave may hold up to two board seats on for-profit and not-for-profit boards that do not represent a conflict with the Company and subject to Board approval after review of the time commitment involved. Pursuant to the August 2015 amendment and restatement of Dr. Dave’s agreement, among other things, the agreement provides enhance severance benefits, including in the event of a change of control of the Company (as summarized below), and provides for immediate vesting of options in accordance with the amended Stock Plan and Equity Plan. The agreement also changed Dr. Dave’s title from “President and Chief Executive Officer” to “Chief Executive Officer”.

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

●	Dr. Dave shall be entitled to participate in an executive bonus program, which shall be established by the Board pursuant to which the Board shall award bonuses to Dr. Dave, based upon the achievement of written individual and corporate objectives such as the Board shall determine. Upon the attainment of such performance objectives, Dr. Dave shall be entitled to a cash bonus in an amount to be determined by the Board with a target of forty percent (40%) of the base salary. At least thirty (30) days before each subsequent calendar year, the Board shall establish written individual and corporate performance objectives for such calendar year and the amount of the performance bonus payable upon the attainment of such objectives. Within sixty (60) days after the end of each calendar year, the Board shall determine the amount of any performance bonus payable thereunder. Any such performance bonus shall be due and payable within ninety (90) days after the end of the calendar year to which it relates.

●	The Board has agreed to grant to Dr. Dave an option to purchase common shares of the Company and restricted stock (the “Grant”). The Grant will consist of (A) an option grant to purchase 675,000 common shares of the Company; (B) 125,000 shares of restricted and (C) 100,000 shares of restricted stock as a sign-on bonus of which fifty percent will vest at the one year anniversary of the start date upon starting work. An additional twenty-five percent each will vest at eighteen months and twenty-four months after the start date.

●	Stock Options. Such options will have an exercise price equal to the prior day closing price of the Company’s common stock which is equal to fair market value as determined by the Board on the date of the grant (the “Grant date”). The Grant Date shall occur no later than 90 days from the start date.

●	Restricted Stock Grant (excluding the sign-on bonus). One third (33.33%) of the restricted stock was granted at the closing of the Company’s private placement in January 2014, and shall vest per the vesting schedule below. The remaining two thirds (66.66%) of the restricted stock shall be granted upon the treatment of the first patient in 2014 for the Iomab-B trial and subject to the vesting schedule below.

●	Vesting Schedule. Twenty-eight percent (28%) of the initial options or restricted stock granted shall vest twelve months after the date of grant and two percent (2%) of the remainder shall vest each month thereafter until fully vested. Such additional options or restricted stock will have an exercise price per share which is equal to fair market value as determined by the Board on the date of the grant. Two percent (2%) of such additional options or stock shall vest each month thereafter until fully vested. The term of all options granted under this Agreement will be for 10 years from the date of grant, subject to Dr. Dave’s continuing service with the Company.

●	Dr. Dave is also eligible to participate in the Company’s benefit plans that are generally provided for executive employees.

●	The employment agreement also contains a non-solicitation provision that provides that during the term of employment and for a period of 24 months following the cessation of employment with the company you Dr. Dave shall not directly or indirectly solicit, induce, recruit or encourage any of the Company’s employees or consultants to terminate their relationship with the Company, or attempt any of the foregoing, either for himself or any other person or entity.

●	If the Company terminates Dr. Dave’s employment other than for cause or if he resigns for good reason, Dr. Dave shall be entitled to the following:

(i)	a single lump sum payment equal to twelve (12) months of base salary compensation (at the rate in effect as of the date of termination);

(ii)	continued health benefits for the 12-month period beginning on the date of termination; and

(iii)	All outstanding equity awards granted to Dr. Dave under the Company’s equity compensation plans shall become immediately vested and exercisable (as applicable) as of the date of such termination and the performance goals with respect to such outstanding performance awards, if any, will deemed satisfied at “target”.

●	If the Company terminates Dr. Dave’s employment other than for cause or if he resigns for good reason, in any case during the 12-month period beginning on the date of a change in control Dr. Dave shall be entitled to the following:

(i)	a single lump sum payment equal to twenty-four (24) months of Dr. Dave’s compensation (at the rate in effect as of the date of termination);

(ii)	continued health benefits for the 24-month period beginning on the date of termination; and

(iii)	All outstanding equity awards granted to Dr. Dave under the Company’s equity compensation plans shall become immediately vested and exercisable (as applicable) as of the date of such termination and the performance goals with respect to such outstanding performance awards, if any, will deemed satisfied at “target”.

CEO Agreement

Effective April 15, 2015 (the “Effective Date”), the Company and Dr. Dave entered into an agreement whereby the Company agreed to make certain payments, cancel certain restricted stock previously granted Dr. Dave, and make a new option grant to Dr. Dave. Pursuant to the terms of the agreement he Company agreed to pay to Dr. Dave (i) $166,825 on or before the Effective Date; (ii) $22,021 on or before the Effective Date; (iii) $22,021 by June 30, 2015; (iv) $22,021 by September 30, 2015; (v) $22,021 by December 31, 2015; (vi) $46,490 by April 15, 2016 so long as Dr. Dave is an employee of the Company on such date; and (vii) $52,103 by December 31, 2016, so long as Dr. Dave is an employee of the Company on such date; provided however, that if Dr. Dave is not employed by the Company (A) on April 15, 2016 then Dr. Dave shall repay to the Company $88,084 (which represents the payments made on April 15, 2015, June 30, 2015, September 30, 2015 and December 31, 2015, of $20,021 each), and (B) on December 31, 2016 then Dr. Dave shall repay to the Company $46,490 (which represents the payment made on April 15, 2016). In addition, until December 31, 2016, Dr. Dave will not, without the prior written consent of the Company, directly or indirectly, offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant for the sale of, or otherwise dispose of or transfer 25,000 shares of common stock of the Company, which such shares vested on September 16, 2014. The parties also agreed that the 68,000 shares of restricted stock previously granted to Dr. Dave on February 21, 2014, and are unvested, shall be cancelled and that the Company shall grant to Dr. Dave 82,128 options which shall vest according to milestones as set forth in the agreement.

Chief Medical Officer Agreement

On January 2, 2006, Actinium Corporation entered into an employment agreement with Dragan Cicic, as our Chief Operating Officer and Chief Medical Officer. The term of the employment agreement is one year; provided that the term shall be automatically extended for successive one year periods thereafter, unless, no later than 60 days prior to the expiration of any successive one-year renewal term, either party thereto provides the other party written notice of its desire not to extend the term. Actinium agreed to pay a base salary of $144,758 per annum during the term with an annual percentage increase of not less than an amount equal to the aggregate preceding 12 months annual percentage increase of the U.S. Department of Labor Consumer Price Index for All Urban Consumers (CPI-U) for the New York area. Dr. Cicic is also entitled to participate in any incentive compensation or bonus program which is instituted or maintained for company executives generally during the term of the agreement. In August 2014, the Company increased Dr. Cicic’s base salary to $275,000 per year. In August 2015, Dr. Cicic agreement was amended. Pursuant to the amendment, Dr. Cicic’s title was changed to Chief Medical Officer from Chief Operating Officer and Chief Medical Officer.

Executive Chairman Agreement

In an agreement dated March 11, 2015, effective August 11, 2014 and amended and restated on August 6, 2015, our Chairman of the Board entered into a consulting agreement with the Company to serve as Executive Chairman of the Company. The Executive Chairman will be paid an annual consulting fee of $350,000. During the term of this agreement, the annual consulting fee shall be maintained at least at the same amount as the annual compensation of the Chief Executive Officer of the Company. The Executive Chairman is also entitled to participate in a Company bonus program, which shall be established by the Board pursuant to which the Board shall award bonuses to the consultant, based upon the achievement of written individual and corporate objectives such as the Board shall determine. During the term of the agreement, the performance cash bonus shall be at least at the same amount as the performance cash bonus and other compensation paid to the Chief Executive Officer of the Company. On September 23, 2014, the Board also granted to the Executive Chairman an option to purchase 280,000 common shares of the Company at an exercise price of $6.13 per share. The options vest at the rate of 2% of the grant each month from the grant Date until fully vested in accordance with the provisions of the Company’s Amended and Restated 2013 Stock Plan. The Executive Chairman shall also be awarded stock option and/or restricted stock grants at least at the same amount as such stock option and/or restricted stock that is granted to the Chief Executive Officer of the Company. On August 6, 2015, Mr. Seth’s agreement was amended and restated. Among other things, the amendment included severance benefits, including in the event of a change of control of the Company, and to provide for immediate vesting of options in accordance with the Company’s amended Stock Plan and Equity Plan.

If the Company terminates the consulting arrangement other than for cause or if Mr. Seth resigns for good reason, Mr. Seth shall be entitled to the following:

(i)	a single lump sum payment equal to twenty-four (24) months of Mr. Seth’s compensation (at the rate in effect as of the date of termination);

(ii)	continued health benefits for the 24-month period beginning on the date of termination; and

(iii)	All outstanding equity awards granted to Mr. Seth under the Company’s equity compensation plans shall become immediately vested and exercisable (as applicable) as of the date of such termination and the performance goals with respect to such outstanding performance awards, if any, will deemed satisfied at “target”.

If the Company terminates Mr. Seth’s consulting arrangement other than for cause or if Mr. Seth resigns for good reason, in any case during the 12-month period beginning on the date of a change in control, Mr. Seth shall be entitled to the following:

(i)	a single lump sum payment equal to thirty (30) months of Mr. Seth’s compensation (at the rate in effect as of the date of termination);

(ii)	continued health benefits for the 30-month period beginning on the date of termination; and

(iii)	All outstanding equity awards granted to Mr. Seth under the Company’s equity compensation plans shall become immediately vested and exercisable (as applicable) as of the date of such termination and the performance goals with respect to such outstanding performance awards, if any, will deemed satisfied at “target”.

On December 23, 2015, the Company agreed to make the same payment listed in the CEO agreement to Mr. Seth.

Outstanding Equity Awards at Fiscal Year-End Table

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END - 2015

The following table sets forth all unexercised options and unvested restricted stock that have been awarded to our named executives by the Company and were outstanding as of December 31, 2015.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) (Exercisable) (b)	Number of Securities Underlying Unexercised Options (#) (Unexercisable) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Kaushik J. Dave	357,750	317,250	-	6.70	12/16/2023	-	-	-	-
	31,500	118,500	-	3.58	02/15/2025
	127,099	16,426	-	2.52	05/05/2025

Dragan Cicic	48,485	-	-	0.78	10/25/2016	-	-	-	-
	33,300	-	-	0.78	11/28/2017	-	-	-	-
	313,020	19,980	-	0.78	02/10/2022	-	-	-	-
	39,960	9,990	-	1.50	08/30/2022	-	-	-	-
	35,964	13,986	-	1.50	12/19/2022
	13,860	17,640	-	5.50	02/21/2024	-	-	-	-
	7,350	27,650	-	3.58	02/21/2025	-	-	-	-
	2,847	-	-	2.52	05/05/2025	-	-	-	-

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

We maintain a general liability insurance policy that covers liabilities of directors and officers of our corporation arising out of claims based on acts or omissions in their capacities as directors or officers. We have also entered in to Indemnification Agreements with our executive officers and directors.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our Common Stock as of March 10, 2016 held by (i) each person known to us to be the beneficial owner of more than five percent (5%) of any class of our shares; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held.  Shares of Common Stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of March 10, 2016, are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person.  Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

The percentages below are based on fully diluted shares of our Common Stock equivalents as of March 10, 2016. Unless otherwise indicated, the principal address of each of the persons below is c/o Actinium Pharmaceuticals, Inc., 275 Madison Ave, 7th floor, New York, NY 10016.

Executive Officers and Directors	Number of Shares of Common Stock and Preferred Stock Beneficially Owned		Percentage of Ownership(a)

Kaushik Dave, PhD	683,607	(1)	1.6%
Dragan Cicic, MD	531,605	(2)	1.2%
David Nicholson, PhD	109,158	(3)	*	%
Sandesh Seth	369,022	(4)	*	%
Richard I. Steinhart	37,720	(5)	*	%
Sergio Traversa, Pharm. D.	73,208	(6)	*	%

All Directors and Officers as a Group (6 persons)	1,804,320		4.2%
All other 5% holders
Memorial Sloan Kettering Cancer Center 546 5th Avenue, 14th Floor New York, NY 10036	5,702,387		15.8%

* less than 1%

(a)	Based on 44,391,097 shares of Common Stock outstanding as of March 10, 2016

(1) Options to purchase an aggregate of 675,000 shares of Common Stock of the Company at an exercise price of $6.70 per share, options to purchase an aggregate of 150,000 shares of Common Stock of the Company at an exercise price of $3.58 per share and options to purchase an aggregate of 143,525 shares of Common Stock of the Company at an exercise price of $2.52 per share. Within 60 days of March 10, 2016, 592,775 options will have vested. Includes 90,832 shares of common stock.

(2) Options granted to purchase an aggregate of 333,000 shares of Common Stock of the Company at an exercise price of $0.784 per share, options to purchase an aggregate of 99,900 shares of Common Stock of the Company at an exercise price of $1.50 per share, options to purchase an aggregate of 81,784 shares of Common Stock of the Company at an exercise price of $1.35 per share, options to purchase an aggregate of 31,500 shares of Common Stock of the Company at an exercise price of $5.55 per share , options to purchase an aggregate of 35,000 shares of Common Stock of the Company at an exercise price of $3.58 per share and options to purchase an aggregate of 2,874 shares of Common Stock of the Company at an exercise price of $2.52 per share. All options are subject to vesting. Within 60 days of March 10, 2016, 528,105 options will have vested. Includes 3,500 shares of common stock.

(3) Options to purchase an aggregate of 49,950 shares of Common Stock of the Company at an exercise price of $0.784 per share and options to purchase an aggregate of 49,950 shares of Common Stock of the Company at an exercise price of $1.50 per share.  On February 18, 2015, Mr. Nicholson was granted 25,000 options with an exercise price of $3.58 per share. All options are subject to vesting. Within 60 days of March 10, 2016, 99,158 options will have vested. Includes 10,000 shares of common stock.

(4) Warrants to purchase an aggregate of 64,747 shares of Common Stock of the Company at an exercise price of $0.784 per share, exercisable on a cashless basis and warrants to purchase an aggregate of 99,617 of Common Stock of the Company at an exercise price of $0.784 per share, exercisable on a cashless basis issued to Amrosan, LLC, a partnership in which the majority member interest is owned by the family of Mr. Seth. Excludes warrants to purchase an aggregate of 375,556 shares of Common Stock of the Company at par value per share, exercisable on a cashless basis issued to Amrosan, LLC as the warrants are not exercisable upon less than 90 days’ notice. The holder may waive the 90 day exercise notice requirement by giving 65 days prior notice of such waiver. The shares available by exercise of this Warrant are also restricted and may not be sold or otherwise transferred until the earlier of twelve months from December 28, 2012, the closing date of the going Share Exchange; or for six months after the Registration Statement of which this prospectus is a part is declared effective. Excludes 353,023 warrants issued to Carnegie Hill Asset Partners and irrevocable trust linked to Mr. Seth’s family and 721,068 warrants issued to Bioche Asset Management, LLC, a partnership in which the majority member interest is owned by the family of Mr. Seth whose terms are the same as those issued to Amrosan LLC. Also excludes warrants held by the Placement Agent or its affiliates in connection with the offering of common stock and Series A and Series B warrants that closed on December 19, 2012 (the “2012 Offering”), the Bridge Notes Financing, the Series E financing and by designees of Jamess Capital Group, LLC in connection with the Share Exchange. Also includes options to purchase an aggregate of 49,950 shares of Common Stock of the Company at an exercise price of $1.50 per share. Mr. Seth was granted 280,000 options on September 23, 2014 with an exercise price of $6.13 per share. On February 18, 2015, Mr. Seth was granted 150,000 options with an exercise price of $3.58 per share. All options are subject to vesting. Within 60 days of March 10, 2016, 194,658 options will have vested. Includes 10,000 shares of common stock.

(5) Options to purchase an aggregate of 49,950 shares of Common Stock of the Company at an exercise price of $6.70 per share, On February 18, 2015, Mr. Steinhart was granted 25,000 options with an exercise price of $3.58 per share. All options are subject to vesting. Within 60 days of March 10, 2016, 37,720 options will have vested.

(6) Options to purchase an aggregate of 49,950 shares of Common Stock of the Company at an exercise price of $1.50 per share.  Options to purchase an aggregate of 20,000 shares of Common Stock of the Company at an exercise price of $3.60 per share. On February 18, 2015, Mr. Traversa was granted 25,000 options with an exercise price of $3.58 per share. All options are subject to vesting. Within 60 days of March 10, 2016, 63,208 options will have vested.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On July 10, 2014, the Company completed a public offering that totaled 1,827,123 common shares, representing gross proceeds of approximately $13.7 million and a net amount of approximately $12.6 million after deducting the underwriting discount and the other offering expenses. Laidlaw & Company (UK) Ltd., of which Mr. Seth, Executive Chairman of the Company was the Head of Healthcare Investment Banking, acted as lead manager. The offering was made pursuant to a shelf registration statement (File No. 333-194768) previously filed with and declared effective by the U.S. Securities and Exchange Commission.

On February 11, 2015, the Company completed a public offering that totaled 4,444,444 common shares and warrants to purchase an aggregate of 3,333,333 shares of common stock at a combined price to the public of $4.50, representing gross proceeds of approximately $20.0 million and a net amount of approximately $18.5 million after deducting the underwriting discount and the other offering expenses. Laidlaw & Company (UK) Ltd. acted as sole book-running manager for the offering. The offering was made pursuant to a shelf registration statement (File No. 333-194768) previously filed with and declared effective by the U.S. Securities and Exchange Commission.

In an agreement dated March 11, 2015 and effective August 11, 2014, our Chairman of the Board entered into a consulting agreement with the Company to serve as Executive Chairman of the Company. The agreement was amended and restated on August 6, 2015. The Executive Chairman will be paid an annual consulting fee of $350,000. During the term of this agreement, the annual consulting fee shall be maintained at least at the same amount as the annual compensation paid to the Chief Executive Officer of the Company. The Executive Chairman is also entitled to participate in a Company bonus program, which shall be established by the Board pursuant to which the Board shall award bonuses to the consultant, based upon the achievement of written individual and corporate objectives such as the Board shall determine. During the term of the agreement, the performance cash bonus shall be at least at the same amount as the performance cash bonus paid to the Chief Executive Officer of the Company. On September 23, 2014, the Board also granted to the Executive Chairman an option to purchase 280,000 common shares of the Company at an exercise price of $6.13 per share. The options vest at the rate of 2% of the grant each month from the grant Date until fully vested in accordance with the provisions of the Company’s Amended and Restated 2013 Stock Plan. The Executive Chairman shall also be awarded stock option and/or restricted stock grants at least at the same amount as such stock option and/or restricted stock that is granted to the Chief Executive Officer of the Company.

On June 4, 2015, the Company entered into subscription agreements with certain investors to sell approximately $5 million of its common stock in a registered direct offering. Under the terms of the subscription agreements, the Company will issued an aggregate of 1,923,078 shares of the Company’s common stock at a purchase price of $2.60 per share. The offering closed on June 10, 2015. Laidlaw & Company (UK) Ltd. acted as the sole placement agent with respect to the offering. The securities were offered pursuant to the Company's effective shelf registration statement previously filed with the Securities and Exchange Commission on Form S-3.

On December 21, 2015, Actinium entered into an Investor Rights Agreement (the “Investor Rights Agreement”) with Memorial Sloan Cancer Center (“MSKCC”). Under the terms of the Investor Rights Agreement, MSKCC has agreed to forebear from transferring or otherwise disposing of its approximately 5.7 million Actinium shares (other than pursuant to a piggyback registration as described below) until the start of the Actimab-A Phase 2 clinical study (but, in no event until later than March 31, 2016). Thereafter MSKCC shall be permitted to sell its shares subject to a weekly volume limitation of 150,000 shares (which limit may be increased to up to 250,000 shares per week to the extent any prior weekly allotments were not fully used) and applicable law so long as MSKCC maintains at least 25% of its current shareholding in Actinium through December 31, 2016. Actinium has granted MSKCC piggyback registration rights that would be triggered in the event Actinium were to engage in a public registered offering of its shares for its own account where other shareholders are participating as selling shareholders or where such public registered offering is for the account of other selling shareholders. In addition, following December 31, 2016, Actinium has granted MSKCC unlimited Form S-3 registration rights with respect to its shares.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the fiscal years ended December 31, 2015 and 2014 for professional services rendered by GBH CPAs, PC for the audits of the Company’s annual financial statements included in Form 10-K (“Audit Fees”), tax compliance, advice, and planning (“Tax Fees”), and other products or services provided (“Other Fees”):

	Year Ended December 31, 2015		Year Ended December 31, 2014
Audit Fees		$136,800	$134,850
Audit – Related Fees	-	-	-
Tax Fees		-	-
All Other Fees		-	-
Total		$136,800	$134,850

Pre-Approval Policy

In 2015, the Audit Committee adopted policies and procedures for the pre-approval of audit and non-audit services performed by the independent registered public accountants pursuant to which the Audit Committee generally is required to pre-approve the audit and permissible non-audit services performed by the independent registered public accountants in order to ensure that the provision of such services does not impair the registered accountants’ independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
2.1	Share Exchange Agreement, dated December 28, 2012, by and among Cactus Ventures, Inc., Actinium Pharmaceuticals, Inc., Diane S. Button, and the shareholders of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on January 2, 2013).
2.2	Share Exchange Agreement, dated March 11, 2013, by and among Cactus Ventures, Inc., Actinium Pharmaceuticals, Inc, and the shareholders of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 11, 2013).
2.3	Share Exchange Agreement, dated August 22, 2013, by and among Actinium Pharmaceuticals, Inc, Actinium Corporation, and the shareholders of Actinium Corporation (incorporated by reference to Exhibit 2.3 to Form S-1/A filed on August 22, 2013).
3.1	Articles of Incorporation of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on April 17, 2013).
3.2	Fifth Restated Certificate of Incorporation of Actinium Corporation (fka, Actinium Pharmaceuticals, Inc.) (incorporated by reference to Exhibit 3.5 to Form 8-K filed on January 2, 2013).
3.3	Bylaws of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Form filed with the SEC on April 17, 2007).
3.4	Bylaws of Actinium Corporation (fka, Actinium Pharmaceuticals, Inc.) (incorporated by reference to Exhibit 3.7 to Form 8-K filed on January 2, 2013).
3.5	Certificate of Amendment to Articles of Incorporation filed January 7, 2014 (incorporated by reference to Exhibit 3.5 to Form S-1 filed on January 31, 2014).
3.6	Certificate of Amendment to Articles of Incorporation filed February 3, 2014. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 7, 2014).
3.7	Certificate of Amendment to Articles of Incorporation filed February 26, 2015. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 4, 2015).
3.8	Amendment to Amended and Restated Bylaws, dated August 6, 2015 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on August 7, 2015).
3.9	Second Amendment to Amended and Restated Bylaws, as amended, dated November 20, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 27, 2015).
4.1	Form of A Warrant, dated December 19, 2012 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on January 2, 2013).
4.2	Form of B Warrant, dated December 19, 2012 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on January 2, 2013).
4.3	Form of Lock Up Agreement, dated December 2012 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on January 2, 2013).
4.4	Lock-up Agreement, dated August 22, 2013 (incorporated by reference to Exhibit 4.7 to Form S-1/A filed on August 22, 2013).
4.5	Form of Common Stock Warrant, dated December 27, 2013 and January 10, 2014 (incorporated by reference to Exhibit 4.8 to Form S-1 filed on January 31, 2013).
4.6	Form of Lock-Up Agreement, dated December 27, 2013 (incorporated by reference to Exhibit 4.9 to Form S-1 filed on January 31, 2014).
4.7	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 6, 2015).
10.1	Registration Rights Agreement, by and among Actinium Pharmaceuticals, Inc., General Atlantic Investments Limited, and Certain Stockholders, dated June 30, 2000 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 2, 2013).
10.2	Amendment No. 1 to June 30, 2000 Registration Rights Agreement, dated September 29, 2011 (incorporated by reference to Exhibit 10.2 to Form 8-K/A filed on January 4, 2013).
10.3	First Amended and Restated Stockholders Agreement, by and among Actinium Pharmaceuticals, Inc., Actinium Holdings Limited, N.V. Organon, and the Stockholders Listed Therein, dated October 5, 2011(incorporated by reference to Exhibit 10.3 to Form 8-K/A filed on January 4, 2013).
10.4	Second Amended and Restated Investor Rights Agreement, by and among Actinium Pharmaceuticals, Inc., Actinium Holdings Limited, and the Investors Listed Therein, dated October 5, 2011 (incorporated by reference to Exhibit 3.5 to Form 8-K filed on January 4, 2013).
10.5	Intentionally left blank.
10.6	Form of Subscription Agreement, dated December 19, 2012 (incorporated by reference to Exhibit 10.6 to Form 8-K filed on January 2, 2013).
10.7	Form of Unit Purchase Agreement, dated December 19, 2012 (incorporated by reference to Exhibit 10.7 to Form 8-K filed on January 2, 2013).
10.8	Employment Agreement, dated January 2, 2006, between Actinium Pharmaceuticals, Inc. and Dragan Cicic (incorporated by reference to Exhibit 10.8 to Form 8-K/A filed on January 4, 2013).
10.9	License, Development and Commercialization Agreement between Sloan-Kettering Institute of Cancer Research, and Actinium Pharmaceuticals, Inc., dated February 11, 2002; as amended by the First Amendment dated August 7, 2006 (incorporated by reference to Exhibit 10.9 to Form 8-K/A filed on January 4, 2013).
10.10	Phase 1/2 Study on the safety and efficiency of 225ACAc-HuM195 in patients with advanced Myeloid malignancies with Millennix Oncology, Averion Project, dated December 6, 2006 (incorporated by reference to Exhibit 3.5 to Form 8-K filed on January 4, 2013).
10.11	Product Development and Patent License Agreement, dated February 27, 2003, by and between AbbVie Biotherapeutics and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.11 to Form 8-K/A filed on January 4, 2013).

10.12	Clinical Trial Agreement, dated July 19, 2012, by and between Fred Hutchinson Cancer Center and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.12 to Form 8-K/A filed on January 4, 2013).
10.13	Employment Letter between Jack V. Talley and Actinium Pharmaceuticals, Inc., effective August 15, 2012 (incorporated by reference to Exhibit 3.5 to Form 8-K filed on January 4, 2013).
10.14	Employment Letter between Enza Guagenti and Actinium Pharmaceuticals, Inc., effective August 15, 2012 (incorporated by reference to Exhibit 10.14 to Form 8-K/A filed on January 4, 2013).
10.15	Clinical Trial Agreement, dated January 18, 2001, between Actinium Pharmaceuticals, Inc. and Memorial Sloan Kettering Cancer Center for the purpose of conducting a clinical trial entitled “Phase 1/2 trial of 213Bi-M195 and cytarabine for Acute Myeloid Leukemia.” (incorporated by reference to Exhibit 10.15 to Form 8-K/A filed on January 4, 2013).
10.16	Clinical Trial Agreement with The Trustees of the University of Pennsylvania, dated November 8, 2012 (incorporated by reference to Exhibit 10.16 to Form 8-K/A filed on January 4, 2013).
10.17	Clinical Trial Agreement, dated March 27, 2012, with Memorial Sloan-Kettering Cancer Center (incorporated by reference to Exhibit 10.17 to Form 8-K/A filed on January 4, 2013).
10.18	Clinical Trial Agreement, dated September 22, 2012, with Johns Hopkins University, dated September 24, 2012 (incorporated by reference to Exhibit 10.18 to Form 8-K/A filed on January 4, 2013).
10.19	License Agreement, dated June 14, 2012, for BC8 antibody with Fred Hutchinson Cancer Research Center (incorporated by reference to Exhibit 10.19 to Form 8-K/A filed on January 4, 2013).
10.20	2012 Unit Investor Rights Agreement, dated December 19, 2012, by and among Actinium Pharmaceuticals, Inc., the persons identified on Exhibit A attached thereto hereto, and the Placement Agent (incorporated by reference to Exhibit 10.20 to Form 8-K/A filed on January 4, 2013).
10.21	Project Agreement, dated September 30, 2011, between Actinium Pharmaceuticals, Inc. and Aptiv Solutions, Inc. (incorporated by reference to Exhibit 10.21 to Form 8-K/A filed on January 4, 2013).
10.22	Proposal, dated March 30, 2007, with IsoTherapeutics Group, LLC (incorporated by reference to Exhibit 10.22 to Form 8-K/A filed on January 4, 2013).
10.23	Clinical Trial Agreement with The University of Texas M.D. Anderson Cancer, dated March 1, 2012 (incorporated by reference to Exhibit 10.23 to Form 8-K/A filed on January 4, 2013).
10.24	Amendment No. 1 to Research Agreement, dated November 7, 2012, between Actinium Pharmaceuticals, Inc. and The University of Texas M.D. Anderson Cancer (incorporated by reference to Exhibit 10.24 to Form 8-K/A filed on January 4, 2013).
10.25	Letter Agreement, dated June 19, 2011, between Actinium Pharmaceuticals, Inc. and Sloan-Kettering Institute for Cancer Research (incorporated by reference to Exhibit 10.25 to Form 8-K/A filed on January 4, 2013).
10.26	Letter Agreement, dated April 9, 2010, between Actinium Pharmaceuticals, Inc. and Sloan-Kettering Institute for Cancer Research (incorporated by reference to Exhibit 10.26 to Form 8-K/A filed on January 4, 2013).
10.27	Letter Agreement, dated July 2010, between Actinium Pharmaceuticals, Inc. and Actinium Holdings Limited (Waiver of Anti-Dilution Rights) (incorporated by reference to Exhibit 10.27 to Form 8-K/A filed on January 4, 2013).
10.28	Clinical Trial Agreement, dated April 12, 2006, with Sloan-Kettering Institute for Cancer Research and Memorial Hospital for Cancer and Allied Diseases (incorporated by reference to Exhibit 10.28 to Form 8-K /A filed on January 4, 2013).
10.29	Letter Agreement, dated __, 2011, between Actinium Pharmaceuticals, Inc. and Actinium Holdings Limited (Waiver of Registration Rights) (incorporated by reference to Exhibit 10.29 to Form 8-K/A filed on January 4, 2013).
10.30	Agreement, dated November 29, 2012, by and between Oak Ridge National Laboratory and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.30 to Form S-1/A filed on August 22, 2013).
10.31	Transaction Management Agreement, dated May 9, 2011, by and between Jamess Capital Group, LLC (fka, AmerAsia Capital Group LLC) and Actinium Corporation (fka, Actinium Pharmaceuticals Inc.) (incorporated by reference to Exhibit 10.31 to Form S-1 filed on September 30, 2013).
10.32	Employment Agreement, effective September 16, 2013, by and between Actinium Pharmaceuticals, Inc. and Kaushik J. Dave (incorporated by reference to Exhibit 10.32 to Form S-1/A filed on October 28, 2013).
10.33	Actinium Pharmaceuticals, Inc. Amended and Restated 2013 Stock Plan (incorporated by reference to Exhibit 10.33 to Form S-1 filed on January 31, 2014).
10.34	Actinium Pharmaceuticals, Inc. Amended and Restated 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.34 to Form S-1 filed on January 31, 2014).
10.35	Form of Unit Purchase Agreement, dated December 27, 2013 and January 10, 2014 (incorporated by reference to Exhibit 10.35 to Form S-1 filed on January 31, 2014).
10.36	Form of Subscription Agreement, dated December 27, 2013 and January 10, 2014 (incorporated by reference to Exhibit 10.36 to Form S-1 filed on January 31, 2014).
10.37	Form of Registration Rights Agreement, dated December 27, 2013 and January 10, 2014 (incorporated by reference to Exhibit 10.37 to Form S-1 filed on January 31, 2014).
10.38	Letter Agreement, dated September 4, 2013, between Actinium Pharmaceuticals, Inc. and Sloan-Kettering Institute for Cancer Research (incorporated by reference to Exhibit 10.38 to Form S-1 filed on January 31, 2014).
10.39	At-the-Market Issuance Sales Agreement, dated March 24, 2014, by and between Actinium Pharmaceuticals, Inc. and MLV & Co. LLC (incorporated herein by reference to Exhibit 1.2 to Actinium’s Registration Statement on Form S-3 filed March 24, 2014).
10.40	Underwriting Agreement, dated June 25, 2014, by and between Canaccord Genuity Inc. and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 1.1 to Form 8-K filed on June 25, 2014).
10.41

Underwriting Agreement, dated June 25, 2014, by and between Laidlaw & Company (UK) Ltd. and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 1.1 to Form 8-K filed on February 6, 2015).

10.42	Actinium Pharmaceuticals, Inc. Amended and Restated 2013 Stock Plan (incorporated by reference to Exhibit 10.42 to Form 10-K filed on March 16, 2015).
10.43	Consulting Agreement by and between Actinium Pharmaceuticals, Inc. and the Executive Chairman (incorporated by reference to Exhibit 10.43 to Form 10-K filed on March 16, 2015).

10.44	Actinium Pharmaceuticals, Inc. Amended and Restated 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.44 to Form 10-K filed on March 16, 2015).
10.45	Agreement, dated as of May 7, 2015, and effective April 15, 2015, by and between Actinium Pharmaceuticals, Inc. and Kaushik J. Dave (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 8, 2015).
10.46	Placement Agent Agreement, dated June 4, 2015, by and between Actinium Pharmaceuticals, Inc. and Laidlaw & Company (UK) Ltd. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 5, 2015).
10.47	Form of Subscription Agreement, dated June 4, 2015, by and between Actinium Pharmaceuticals, Inc. and certain investors (incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 5, 2015).
10.48	First Amendment to Amended and Restated 2013 Stock Plan, effective August 6, 2015 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 7, 2015).
10.49	First Amendment to Amended and Restated 2013 Equity Incentive Plan, effective August 6, 2015 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 7, 2015).
10.50	Form of indemnification Agreement (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 7, 2015).
10.51	Amended and Restated Consulting Agreement, dated August 6, 2015, by and between Actinium Pharmaceuticals, Inc. and Sandesh Seth (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on August 7, 2015).
10.52	Amended and Restated Employment Agreement, dated August 6, 2015, by and between Actinium Pharmaceuticals, Inc. and Kaushik J. Dave (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on August 7, 2015).
10.53	Amendment to Employment Agreement, dated August 6, 2015, by and between Actinium Pharmaceuticals, Inc. and Dragan Cicic (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on August 7, 2015).
10.54	Second Amendment to the 2013 Amended and Restated Stock Plan, effective as of December 15, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 16, 2015).
10.55	Investor Rights Agreement, dated December 21, 2015, by and between Actinium Pharmaceuticals, Inc. and Memorial Sloan Kettering Cancer Center (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 24, 2015).
10.56	Third Amendment to the 2013 Amended and Restated Stock Plan, effective as of December 22, 2015
10.57	Office Space License Agreement, dated March 10, 2016, by and between Actinium Pharmaceuticals, Inc. and Relmada Therapeutics, Inc.
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 8-K filed on January 2, 2013).
21.1	List of Subsidiaries.
23.1	Consent of GBH CPAs, PC.
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

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

Dated: March 11, 2016	ACTINIUM PHARMACEUTICALS, INC.

	By:	/s/ Kaushik J. Dave
Kaushik J. Dave
Chief Executive Officer and Interim Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kaushik J. Dave	Chief Executive Officer, Interim Chief Financial Officer and Director	March 11, 2016
Kaushik J. Dave	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Sandesh Seth	Executive Chairman, Director	March 11, 2016
Sandesh Seth

/s/ David Nicholson	Director	March 11, 2016
David Nicholson

/s/ Richard I. Steinhart	Director	March 11, 2016

/s/ Sergio Traversa	Director	March 11, 2016
Sergio Traversa

