Form 10-Q
period 2016-03-31
Actinium Pharmaceuticals, Inc.
filed 2016-05-10
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ___________________________

Commission File Number:  000-52446

ACTINIUM PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-2963609
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

275 Madison Ave, 7th Floor New York, NY	10016
(Address of Principal Executive Offices)	(Zip Code)

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

☐ Yes        ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 9, 2016: 46,950,180.

Actinium Pharmaceuticals, Inc.

FORM 10-Q

For quarterly period ended March 31, 2016

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2016 and December 31, 2015, and the results of operations and cash flows for the three months ended March 31, 2016 and 2015 have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2015, filed with the SEC in the Company’s Annual Report on Form 10-K on March 11, 2016.  The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2016	December 31, 2015

Assets
Current Assets:
Cash and cash equivalents	$22,206,956	$25,643,273
Restricted cash - current	34,733	34,733
Prepaid expenses and other current assets	937,069	803,463
Total Current Assets	23,178,758	26,481,469

Property and equipment, net of accumulated depreciation	115,582	106,112
Security deposit	49,859	-
Total Assets	$23,344,199	$26,587,581

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$1,852,813	$1,473,936
Accounts payable and accrued expenses - related parties	25,000	25,000
Notes payable	178,119	265,695
Derivative liabilities	1,230,048	2,848,902
Total Current Liabilities	3,285,980	4,613,533

Total Liabilities	3,285,980	4,613,533

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value; 50,000,000 authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 44,925,176 and 44,066,541 shares issued and outstanding, respectively	44,925	44,067
Additional paid-in capital	136,646,670	134,160,059
Accumulated deficit	(116,633,376)	(112,230,078)
Total Stockholders' Equity	20,058,219	21,974,048

Total Liabilities and Stockholders' Equity	$23,344,199	$26,587,581

See accompanying notes to the unaudited consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Operations
 (Unaudited)

	For the Three Months Ended March 31,
	2016	2015

Revenue	$—	$—

Operating expenses:
Research and development, net of reimbursements	3,765,452	4,048,714
General and administrative	2,218,467	3,806,405
Depreciation expense	18,120	10,395
Total operating expenses	6,002,039	7,865,514

Loss from operations	(6,002,039)	(7,865,514)

Other income (expense):
Interest expense	(2,658)	(5,727)
Gain on change in fair value of derivative liabilities	1,601,399	4,796,378
Total other income	1,598,741	4,790,651

Net loss	$(4,403,298)	$(3,074,863)

Net loss per common share – basic and diluted	$(0.10)	$(0.09)
Weighted average common shares outstanding – basic and diluted	44,253,793	33,256,352

See accompanying notes to the unaudited consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(4,403,298)	$(3,074,863)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	984,837	2,908,167
Depreciation expense	18,120	10,395
Gain on change in fair value of derivative liabilities	(1,601,399)	(4,796,378)
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	(133,606)	65,806
Increase (decrease) in:
Accounts payable and accrued expenses	378,877	(1,019,732)
Accounts payable and accrued expenses - related parties	—	93,555
Net Cash Used In Operating Activities	(4,756,469)	(5,813,050)

Cash Flows From Investing Activities:
Purchase of property and equipment	(27,590)	—
Security deposit	(49,859)	—
Net Cash Used In Investing Activities	(77,449)	—

Cash Flows From Financing Activities:
Payments on note payable	(87,576)	(93,794)
Sales of common stock, net of offering costs	1,485,177	18,484,998
Net Cash Provided By Financing Activities	1,397,601	18,391,204

Net change in cash	(3,436,317)	12,578,154

Cash and cash equivalents at beginning of period	25,643,273	6,706,802

Cash and cash equivalents at end of period	$22,206,956	$19,284,956

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,658	$5,727
Cash paid for income taxes	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Fair value of warrants issued with stock	$—	$4,738,161
Transfer warrant derivatives from liability to equity classification	$17,455	$48,691

See accompanying notes to the unaudited consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Nature of Business - Actinium Pharmaceuticals, Inc. (the “Company” or “Actinium”) is a biotechnology company committed to developing breakthrough therapies for life threatening diseases using its alpha particle immunotherapy (“APIT”) platform and other related and similar technologies. Actinium, together with its wholly owned subsidiary, MedActinium, Inc., is hereinafter referred to collectively as “Actinium” or the “Company”. The Company’s most advanced products are Actimab™-A, an antibody-drug construct containing actinium 225 (Ac-225), currently in human clinical trials for acute myeloid leukemia (AML) and Iomab™-B, an antibody-drug construct containing iodine 131 (I-131), used in myeloconditioning for hematopoietic stem cells transplantation (HSCT) in various indications. The Company is currently preparing for a Phase 3 trial of Iomab™-B for bone marrow conditioning for HSCT in relapsed and refractory AML patients age of 55 and older, which upon successful completion of our clinical trials we intend to submit for marketing approval. Actinium is also considering filing an application with the U.S. Food and Drug Administration (FDA) for breakthrough therapy designation for Actimab™-A and/or Iomab™-B. The Company is developing our cancer drugs using our expertise in radioimmunotherapy. In addition, our Ac-225 based drug development relies on the patented APIT platform technology co-developed with Memorial Sloan Kettering Cancer Center (MSKCC), whose indirect subsidiary, Actinium Holdings Ltd., is a significant stockholder in our company. The APIT technology couples monoclonal antibodies (mAb) with extremely potent but comparatively safe alpha particle emitting radioactive isotopes, in particular actinium 225 and bismuth 213. The final drug construct is designed to specifically target and kill cancer cells while minimizing side effects. Actinium intends to develop a number of products for different types of cancer and derive revenue from partnering relationships with large pharmaceutical companies and/or direct sales of its products in specialty markets in the United States.

On December 16, 2015, Company announced that the FDA cleared the Company's IND filing for Iomab-B, and that it will proceed with the pivotal, Phase 3 clinical trial. Actinium anticipates the Phase 3, controlled, randomized, pivotal trial will begin enrolling patients in the first half of 2016 and assuming that the trial meets its end points, it will form the basis for a Biologics Licensing Application (BLA). The Company, in its recently approved IND filing, established an agreement with the FDA that the path to a Biologics License Application submission would include a single, pivotal Phase 3 clinical study if it is successful. The population in this two arm, randomized, controlled, multicenter trial will be refractory and relapsed AML patients over the age of 55. The trial size was set at 150 patients with 75 patients per arm. The primary endpoint in the pivotal Phase 3 trial is durable complete remission, defined as a complete remission lasting at least 6 months and the secondary endpoint will be overall survival at one year. There are currently no effective treatments approved by the FDA for AML in this patient population and there is no defined standard of care. Iomab-B has completed several physicians sponsored clinical trials examining its potential as a conditioning regimen prior to HSCT in various blood cancers, including the Phase 1/2 study in relapsed and/or refractory AML patients. The results of these studies in over 300 patients have demonstrated the potential of Iomab-B to create a new treatment paradigm for bone marrow transplants by: expanding the pool to ineligible patients who do not have any viable treatment options currently; enabling a shorter and safer preparatory interval for HSCT; reducing post-transplant complications; and showing a clear survival benefit including curative potential.

Basis of Presentation - Unaudited Interim Financial Information – The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2015 and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2015, as filed with the SEC on March 11, 2016.

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

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. Balances held by the Company are typically in excess of FDIC insured limits. At March 31, 2016 and December 31, 2015, all of the Company’s cash was deposited in one bank.

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

The following tables set forth assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2016 and December 31, 2015. As required by ASC 820 “Fair Value Measurements and Disclosures”, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total

Derivative liabilities:
At March 31, 2016	$-	$-	$1,230,048	$1,230,048
At December 31, 2015	$-	$-	$2,848,902	$2,848,902

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

Earnings (Loss) Per Common Share - The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic earnings (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period. For the three months ended March 31, 2016 and 2015, the Company’s potentially dilutive shares, which include outstanding common stock options and warrants have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

	March 31, 2016	March 31, 2015
Options	4,116,083	3,549,084
Warrants	8,770,313	9,886,547
Total	12,886,396	13,435,631

Recent Accounting Pronouncements – In April 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In February 2016, FASB issued ASU No. 2016-02 “Leases” (topic 842), which creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the new pronouncement on its financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

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

For the three months ended March 31, 2016 and 2015, the Company incurred $0 and $0.1 million, respectively, for maintenance fees and research conducted by MSKCC. As of March 31, 2016 and December 31, 2015, no balance was due to MSKCC.

On December 21, 2015, Actinium entered into an investor rights agreement with MSKCC. Under the terms of the agreement, MSKCC has agreed to forebear from transferring or otherwise disposing of its approximately 5.7 million shares of the Company’s common stock (other than pursuant to a piggyback registration as described below) until the start of the Actimab-A Phase 2 clinical study (but, in no event until later than March 31, 2016). Thereafter MSKCC shall be permitted to sell its shares subject to a weekly volume limitation of 150,000 shares (which limit may be increased to up to 250,000 shares per week to the extent any prior weekly allotments are not fully used) and applicable law so long as MSKCC maintains at least 25% of its current shareholding in Actinium through December 31, 2016. Actinium has granted MSKCC piggyback registration rights that would be triggered in the event Actinium were to engage in a public registered offering of its shares for its own account where other shareholders are participating as selling shareholders or where such public registered offering is for the account of other selling shareholders. In addition, following December 31, 2016, Actinium granted MSKCC unlimited Form S-3 registration rights with respect to its shares.

Placement Agent:

On December 9, 2013, the Company entered into an engagement agreement with a Healthcare Investment Bank (“Placement Agent”) as its placement agent for the 2013 Common Stock Offering whereby a director of the Company was the former Head of its Healthcare Investment Banking team (“the 2013 Offering”). The 2013 Offering was completed in two tranches, December 9, 2013 and January 10, 2014. The agreement entered in on December 9, 2013 included a cash fee equal to 10% of the gross proceeds raised, a non-accountable expense reimbursement equal to 2% of the gross proceeds raised and warrants to purchase shares of the Company’s Common Stock in an amount equal to 10% of the shares of common stock issued or issuable. Subsequent to the closing of the 2013 Offering, the placement agent continued to provide certain financial advisory services to the Company until three months after the Company had up-listed its securities for trading on a U.S. National Exchange for a monthly fee of $25,000. On May 28, 2014, the Company and the placement agent agreed to terminate the December 9, 2013 engagement agreement. As of March 31, 2016 and December 31, 2015, the Company owed its placement agent $25,000.

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

Note 3 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
Prepaid insurance	$292,494	$376,906
Prepaid clinical trial expenses	549,798	283,430
Other prepaid expenses	94,777	143,127
Total prepaid expenses and other current assets	$937,069	$803,463

Note 4 - Property and Equipment

Property and equipment consisted of the following at March 31, 2016 and December 31, 2015:

		March 31,	December 31,
	Lives	2016	2015
Lab equipment	3 years	$116,070	$116,070
Office equipment	3 years	110,564	82,974
Less: accumulated depreciation		(111,052)	(92,932)
Property and equipment, net		$115,582	$106,112

Depreciation expense for the three months ended March 31, 2016 and 2015 was $18,120 and $10,395, respectively.

Note 5 - Note Payable

On December 28, 2015, the Company entered into a premium finance agreement for its director and officer liability insurance policy in the amount of $0.3 million. Pursuant to the agreement, the Company is required to pay $30,077 in monthly installments for nine months.

As of March 31, 2016 and December 31, 2015, the outstanding balance related to the premium finance agreement was $0.2 million and $0.3 million, respectively.

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

Activities for derivative warrant instruments during the three months ended March 31, 2016 were as follows:

	Shares subject to warrants	Fair Value

Balance, December 31, 2015	1,627,369	$2,848,902

Transfer from liability to equity classification	(12,109)	(17,455)

Change in fair value	-	(1,601,399)

Balance, March 31, 2016	1,615,260	$1,230,048

During the three months ended March 31, 2016, 183,718 warrants were exercised, of which 12,109 were derivative warrants. The fair value of these derivative warrants totaling $17,455 were measured on the exercise date and reclassified to additional paid-in capital.

The fair values of the derivative warrants were calculated using a modified binomial valuation model with the following assumptions at each balance sheet date.

	March 31,	December 31,
	2016	2015

Market value of common stock on measurement date (1)	$1.99	$3.23
Adjusted exercise price	$2.48	$2.48
Risk free interest rate (2)	0.73%	1.06%
Warrant lives in years	1.7 years	2.0 years
Expected volatility (3)	87%	87%
Expected dividend yield (4)	-	-
Probability of stock offering in any period over 5 years (5)	100%	100%
Offering price (6)	$2.60	$2.60

(1)	The market value of common stock at the above measurement dates is based on the Company’s closing price quoted on the NYSE MKT.

(2)	The risk-free interest rate was determined by management using the Treasury Bill rate as of the respective measurement date.

(3)	As of March 31, 2016 and December 31, 2015, the volatility was estimated using the historical volatilities of the Company’s common stock traded in NYSE MKT market.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management determines the probability of future stock offering at each evaluation date.

(6)	Represents the estimated offering price in future offerings as determined by management.

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

b.	MSKCC - see Note 2 - Related Party Transactions.

c.	Oak Ridge National Laboratory (“ORNL”) – The Company is contracted to purchase radioactive material to be used for research and development, with a renewal option at the contract end. On December 21, 2015, the Company signed a contract with ORNL to purchase $0.9 million of radioactive material during 2016. During the three months ended March 31, 2016 and 2015, the Company purchased approximately $0.2 million and $0.1 million, respectively, of radioactive material with ORNL.

d.

Icon Clinical Research, LLC (“Icon”) provides project management services for the study of the drug Ac-225-HuM195 (Actimab-A) used in the Company’s Phase 1 and Phase 2 clinical trials.  The total project was estimated to cost approximately $1.9 million and required a 12.5% down payment of the total estimated project cost.  The down payment totaling $0.2 million was paid in 2007 and 2012.  On August 6, 2012, October 22, 2012 and May 16, 2013, the agreement was amended to provide for additional services.  The total project is now estimated at approximately $2.7 million. Icon invoices the Company when services are rendered and the Company records the related expense to research and development expense.

For three months ended March 31, 2016 and 2015, the Company incurred expenses of approximately $0.2 million and $0.1 million, respectively, related to this agreement.

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

For the three months ended March 31, 2016 and 2015, the Company incurred expenses of approximately $63,000 and $46,000, respectively, related to this agreement.

f.

On August 28, 2012, the Company entered into a clinical trial agreement with The University of Texas M.D. Anderson Cancer Center.  The total estimated cost of conducting the clinical trial is approximately $0.5 million, which includes a non-refundable institutional fee of $14,500.  The estimated cost is based on treating 24 patients through 2015.  Upon execution of the agreement, the Company paid $33,946.  No patients were enrolled during the three months ended March 31, 2016 and 2015 and did not incur any charges.

g.

On February 27, 2014, the Company entered into a manufacturing agreement with Goodwin Biotechnology Inc. ("Goodwin"). Goodwin oversees the current Good Manufacturing Practices (cGMP) production of a monoclonal antibody anticipated to be used in an upcoming phase 3 clinical trial of Iomab-B. Total cost of the agreement is $5.7 million. The Company made a non-refundable payment of $0.6 million upon execution of the agreement. Periodic payments will be made upon reaching certain milestones. As of March 31, 2016, the remaining cost of the agreement is approximately $2.0 million. Goodwin bills the Company when services are rendered and the Company records the related expense to research and development costs.

For the three months ended March 31, 2016 and 2015, the Company paid Goodwin approximately $0.1 million and $2.1 million, respectively. As of March 31, 2016 and December 31, 2015, the Company owed $0.1 million and $0.1 million, respectively, to Goodwin.

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

During the three months ended March 31, 2016 and 2015, the Company paid Einstein approximately $36,678 and $55,000, respectively. As of March 31, 2016, the Company paid Einstein a total of $0.2 million.

i.	On February 16, 2016, the Company entered into a CRO agreement with Medpace, Inc. (Medpace). Medpace provides project management services for the study of Iomab-B used for the intended Phase 3 clinical trial. The total project is estimated to cost approximately $6.6 million. The Company paid approximately $0.9 million during the three months ended March 31, 2016. Medpace bills the Company when services are rendered and the Company records the related expense to research and development costs.

Lease Agreements

The Company does not own any real property. On March 10, 2016 and effective as of January 1, 2016, Actinium entered into an Office Space License Agreement (the “License”) with Relmada Therapeutics, Inc. (“Relmada”), with whom we share two common board members, for office space located at 275 Madison Avenue, 7th Floor, New York, NY 10016. The License represents a substantial reduction in the per person cost over Actinium’s prior lease and the space allows for future growth.  Both companies’ boards authorized the transaction. The term of the License is three years from the effective date, with an automatic renewal provision. The cost of the License is on a pass through basis for Relmada, and is approximately $16,620 per month for Actinium, subject to customary escalations and adjustments.

On April 22, 2014, the Company entered into a sublease agreement for office space located at 379 Thornall Street, Edison, NJ. This agreement expires on September 30, 2016. The Company issued a letter of credit for $34,733 to the existing tenant and maintained a $34,733 certified deposit as collateral for the letter of credit.

Future minimum obligations on the lease are:

For the year ending March 31, 2016	$255,448
For the year ending March 31, 2017	199,440
For the year ending March 31, 2018	149,580
Total	$604,468

Note 8 - Equity

During the three months ended March 31, 2016, the Company issued 717,273 shares of common stock for gross proceeds of $1.5 million as part of its At-The-Market (“ATM”) sales agreement with an investment bank.

During the three months ended March 31, 2016, the Company issued 125,862 common shares for the cashless exercise of warrants.

Restricted Stock

During the three months ended March 31, 2016, the Company granted 10,750 shares of restricted common stock to a consultant with a fair value of $19,350 based on the stock price on the grant date. The shares vested upon execution of the consulting agreement.

During the three months ended March 31, 2016 and 2015, the Company recorded approximately $0.1 million and $1.2 million, respectively, in stock-based compensation for all of the restricted shares outstanding.

During the three months ended March 31, 2016, 15,500 restricted shares vested and the Company issued common shares.

Stock Options

Following is a summary of option activities for the three months ended March 31, 2016:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2015	3,971,583	4.34	8.01	2,964,146
Granted	244,500	2.14	9.88	-
Cancelled	(100,000)	1.91	-	-
Outstanding, March 31, 2016	4,116,083	4.27	7.85	937,786

Exercisable, March 31, 2016	2,006,628	3.61	6.37	893,426

During the three months ended March 31, 2016, the Company granted employees 244,500 options to purchase the Company’s common stock with an exercise price ranging from $1.79 per share to $2.25 per share, a term of 10 years, and a vesting period of 4 years. The options have an aggregated fair value of $382,685 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate range from 1.38% to 1.66% (2) expected life of 6 years, (3) expected volatility of 87.95%, and (4) zero expected dividends. During the three months ended March 31, 2016, the Company recorded $12,339 in stock-based compensation in relation to these options.

The fair value of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at March 31, 2016 was $6.6 million. During the three months ended March 31, 2016 and 2015, the Company recorded total option expense of $0.8 million and $1.0 million respectively.

Warrants

Following is a summary of warrant activities for the three months ended March 31, 2016:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, December 31, 2015	8,954,031	3.73	2.93	10,199,230
Exercised	(183,718)	-	-	-
Outstanding, March 31, 2016	8,770,313	3.78	2.68	4,782,278

Exercisable, March 31, 2016	8,485,313	3.65	2.50	4,782,278

During the three months ended March 31, 2016, 183,718 warrants were exercised by the warrant holders. The Company issued 125,862 shares of common stock as a result of these exercises.

During the three months ended March 31, 2016 and 2015, the Company recorded stock-based compensation expense related to the warrants of $57,144 and $56,516, respectively.

Note 10 - Subsequent Events

On April 22, 2016, the Company issued 500 shares of common stock to an employee for vested grant.

Subsequent to March 31, 2016, the Company sold 2,024,504 shares of common stock for gross proceeds of $4.1 million as part of the Sales Agreement with MLV.

Subsequent to March 31, 2016, the Company granted employees and board of directors 1,695,500 options to purchase the Company’s common stock. These options were valued at approximately $2.4 million using Black-Scholes option pricing model.

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

On December 16, 2015, we announced that the FDA cleared our IND filing for Iomab-B, and that it will proceed with the pivotal, Phase 3 clinical trial. We anticipate the Phase 3, controlled, randomized, pivotal trial will begin enrolling patients in the first half of 2016 and assuming that the trial meets its end points, it will form the basis for a Biologics Licensing Application (BLA). We, established an agreement with the FDA that the path to a Biologics License Application submission would include a single, pivotal Phase 3 clinical study if it is successful. The population in this two arm, randomized, controlled, multicenter trial will be refractory and relapsed AML patients over the age of 55. The trial size was set at 150 patients with 75 patients per arm. The primary endpoint in the pivotal Phase 3 trial is durable complete remission, defined as a complete remission lasting at least 6 months and the secondary endpoint will be overall survival at one year. There are currently no effective treatments approved by the FDA for AML in this patient population and there is no defined standard of care. Iomab-B has completed several physicians sponsored clinical trials examining its potential as a conditioning regimen prior to HSCT in various blood cancers, including the Phase 1/2 study in relapsed and/or refractory AML patients. The results of these studies in over 300 patients have demonstrated the potential of Iomab-B to create a new treatment paradigm for bone marrow transplants by: expanding the pool to ineligible patients who do not have any viable treatment options currently; enabling a shorter and safer preparatory interval for HSCT; reducing post-transplant complications; and showing a clear survival benefit including curative potential.

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

Under our own sponsorship as well as activity at FHCRC, we have four product candidates in active clinical trials: Actimab-A (HuM195-Ac-225), Iomab-B (BC8-I-131), BC8-Y-90 and BC8-SA. At this time, the Company is actively pursuing development of Actimab-A and Iomab-B while BC8-Y-90 and BC8-SA are in physician sponsored clinical phase 1 trials at the FHCRC. Actimab-A is a combination of the monoclonal antibody we have in-licensed, Lintuzumab (HuM195), and the alpha emitting isotope actinium 225. Actimab-A has shown promising results throughout preclinical development and an ongoing clinical trial started in 2006 in acute myeloid leukemia (AML) in the elderly. We have expanded the number of patients and number of clinical centers by commencing a new AML clinical trial which we have launched in 2012. This trial targets newly diagnosed AML patients over the age of 60. In order to conduct the trial we are engaged in funding, monitoring and quality assurance and control of the Lintuzumab antibody; procurement of actinium 225 isotope; funding, monitoring and quality assurance and control of the drug candidate Actimab-A manufacturing and organizing and monitoring clinical trials. We estimate that the direct costs to completion of both parts of the ongoing Phase 1/2 trial will be approximately $7 million. Iomab-B is a combination of the in-licensed monoclonal antibody BC8 and the beta emitting radioisotope iodine 131. This construct has been extensively tested in Phase I and Phase 2 clinical trials in approximately 250 patients with different blood cancer indications who were in need of a hematopoietic stem cell transplantation (HSCT). Iomab-B is used to condition the bone marrow of these patients by destroying blood cancer cells in their bone marrow and elsewhere thus allowing for a subsequent transplant containing healthy donor bone marrow stem cells. We have decided to develop this drug candidate by initially focusing on the patients over 50 with active acute myeloid leukemia in relapse and/or refractory to existing treatments. Our intention is to request the FDA in 2015 to allow us to enter into a pivotal trial with Iomab-B. We estimate the direct costs of such a trial to completion anticipated in 2017 will be approximately $25-30 million.

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

We have never generated revenue. Currently, we do not have a recurring source of revenues to cover our operating costs. For the three months ended March 31, 2016 and 2015, we incurred a net loss of approximately $4.4 million and $3.1 million, respectively. We believe that we have sufficient cash on hand to fund our operations through the next 12 months.

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

We believe our future success will be heavily dependent upon our ability to successfully conduct clinical trials and preclinical development of our drug candidates. This will in turn depend on our ability to continue our collaboration with MSKCC and our Clinical Advisory Board members. In addition, we plan to continue and expand other research and clinical trial collaborations. Moreover, we will have to maintain sufficient supply of actinium 225 and successfully maintain and if and when needed replenish or obtain our reserves of monoclonal antibodies. We will have to maintain and improve manufacturing procedures we have developed for production of our drug candidates from the components that include the iodine 131 and actinium 225 isotopes, monoclonal antibodies and other materials. It is possible that despite our best efforts our clinical trials results may not meet regulatory requirements for approval. If our efforts are successful, we will be able to partner our development stage products on commercially favorable terms only if they enjoy appropriate patent coverage and/or considerable know-how and other protection that ensures market exclusivity. For that reason, we intend to continue our efforts to maintain existing and generate new intellectual property. Intellectual property is a key factor in the success of our business as well as market exclusivity.

To achieve the goals discussed above we intend to continue to invest in research and development at high and constantly increasing rates thus incurring further losses until one or more of our products are sufficiently developed to partner them to large pharmaceutical and biotechnology companies.

Results of Operations – Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Three Months Ended March 31,
	2016	2015

Revenues	$-	$-

Operating expenses:
Research and development, net of reimbursements	3,765,452	4,048,714
General and administrative	2,218,467	3,806,405
Depreciation expense	18,120	10,395
Total operating expenses	6,002,039	7,865,514

Other income (expense):
Interest expense	(2,658)	(5,727)
Gain on change in fair value of derivative liabilities	1,601,399	4,796,378
Total other income (expense)	1,598,741	4,790,651

Net loss	$(4,403,298)	$(3,074,863)

Revenues

We recorded no commercial revenues for the three months ended March 31, 2016 and 2015.

Research and Development Expense

Research and development expenses decreased by approximately $0.2 million from $4.0 million for the three months ended March 31, 2015 to approximately $3.8 million for the three months ended March 31, 2016. Iomab-B manufacturing costs decreased by approximately $0.9 million for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. During the first quarter of 2015, we incurred significant manufacturing costs preparing for the Phase 3 clinical trial, which were not replicated during the three months ending March 31, 2016. The decrease Iomab-B manufacturing costs were partially offset by an increase of approximately $.6 million in Actimab™-A manufacturing costs. We expect to incur increased research and development costs in the future.

General and Administrative Expenses

Overall, total general and administrative expenses decreased by approximately $1.6 million from approximately $3.8 million for the three months ended March 31, 2015 to $2.2 million for the three months ended March 31, 2016. The decrease was largely attributable to decrease in salaries and stock compensation costs of $1.0 million and other related expenses and professional services. We expect to incur increased general and administrative costs in the future.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2016 and 2015 was approximately $1.6 million and $4.8 million, respectively. The other income (expense) is mainly associated with changes in our warrant derivative liability. The change is attributable to the fluctuation of our stock price from $2.47 per share at March 31, 2015 to $1.99 per share at March 31, 2016.

Liquidity and Capital Resources

We have financed our operations primarily through sales of the Company’s common stock.

We do not have any cash or cash equivalents held in financial institutions located outside of the United States as of March 31, 2016 and December 31, 2015. We do not anticipate this practice will change in the future.

The following tables sets forth selected cash flow information for the periods indicated:

	For the Three Months Ended March 31,
	2016	2015

Cash used in operating activities	$(4,756,469)	$(5,813,050)
Cash used in investing activities	(77,449)	-
Cash provided by financing activities	1,397,601	18,391,204

Net change in cash	$(3,436,317)	$12,578,154

Net cash used in operating activities was approximately $4.8 million and $5.8 million for the three months ended March 31, 2016 and 2015, respectively. Cash used in operations decreased due to the decrease in spending related to preparations and eventual launch and conduct of a multicenter clinical trial and also decrease in spending related to professional fees.

Net cash provided by financing activities was approximately $1.4 million and approximately $18.4 million for the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016, we issued common stock and received net proceeds of approximately $1.5 million from the sale of our common stock through our ATM compared to approximately $18.5 million received from the March 2015 finance. The issuance of stock during the two comparative periods were partially offset by payments on notes payable of $0.1 million for each of the three months ended March 31, 2016 and 2015.

Recent Equity Offerings

On March 24, 2014, we filed a shelf registration statement on Form S-3 (the “Registration Statement”) and deemed effective on April 17, 2014. This Registration Statement contained two prospectuses: (i) a base prospectus which covers the offering, issuance and sale by the Company of up to $200,000,000 of its common stock, preferred stock, warrants and/or units; and (ii) a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $75,000,000 of its common stock that may be issued and sold under a sales agreement (the “Sales Agreement”) with MLV & Co. LLC (“MLV”). During the quarter ended March 31, 2016, the Company issued 717,273 shares of common stock for gross proceeds of $1.5 million. Since inception of this agreement through March 31, 2016, the Company issued 6,343,892 shares of common stock for gross proceeds of $16.7 million.

During the three months ended March 31, 2016, we issued 125,862 common shares for the cashless exercise of warrants. During the three months ended March 31, 2016, the Company issued common shares totaling 15,500 for restricted shares granted.

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

Recent Accounting Pronouncements

In April 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption of the update is permitted. The Company is currently evaluating the impact of the new standard.

In February 2016, FASB issued ASU No. 2016-02 “Leases” (topic 842), which creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the new pronouncement on its financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Common Stock Price Risk

In December 2012, we issued common stock and warrants. Pursuant to ASC 815-40, we recorded the fair value of the warrants as a current liability. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the condensed consolidated statements of operations. For the three months ended March 31, 2016 and 2015, we recognized the change in the value of warrants of approximately $1.6 million and $4.8 million, respectively, as a gain on the consolidated statement of operations. Fair value of the derivative instruments will be affected by estimates of various factors that may affect the respective instrument, including our stock price, the risk free rate of return and expected volatility in the fair value of our stock price. As the fair value of this derivative may fluctuate significantly from period to period, the resulting change in valuation may have a significant impact on our results of operations.

On March 24, 2014, we filed a shelf registration statement on Form S-3 (the “Registration Statement”) that was deemed effective on April 17, 2014.  This Registration Statement contained two prospectuses: (i) a base prospectus which covers the offering, issuance and sale by the Company of up to $200,000,000 of its common stock, preferred stock, warrants and/or units; and (ii) a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $75,000,000 of its common stock that may be issued and sold under a sales agreement (the “Sales Agreement”) with MLV. During the quarter ended March 31, 2016, the Company issued 717,273 shares of common stock for gross proceeds of $1.5 million. Since inception of this agreement through March 31, 2016, the Company issued 6,343,892 shares of common stock for gross proceeds of $16.7 million.

Sales of our common stock through MLV, if any, will be made on the NYSE MKT LLC, on any other existing trading market for the common stock or to or through a market maker. Subject to the terms and conditions of the Sales Agreement, MLV will use commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay to MLV in cash, upon the sale of common stock pursuant to the Sales Agreement, an amount equal to 3.0% of the gross proceeds from the sale of common stock.  We have also provided MLV with customary indemnification rights.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of March 31, 2016, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of March 31, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our system of internal controls over financial reporting during the period covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

In analyzing our company, you should consider carefully the following risk factors, together with all of the other information included in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. Factors that could cause or contribute to differences in our actual results include those discussed in the following subsection, as well as those discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Quarterly Report on Form 10-Q. Each of the following risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our Company The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Related to Our Business

We have generated no revenue from commercial sales to date and our future profitability is uncertain.

We have a limited operating history and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with this development and expansion. Since we began our business, we have focused on research, development and clinical trials of product candidates, and have incurred losses since inception. As of March 31, 2016, we had an accumulated deficit of approximately $116.6 million. Although we believe we have enough working capital for operations for the next 12 months, if we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment.

Although we believe we have enough working capital for operations for the next 12 months, we do not currently have sufficient capital for the development and commercialization of our lead product candidate and we will need to continue to seek capital from time to time to continue development of our lead product candidates and to acquire and develop other product candidates. Our first product candidate is not expected to be commercialized, if approved, until at least 2018 and we do not expect that the partnering revenues it will generate will be sufficient to fund our ongoing operations. Our cash balance as of March 31, 2016 was approximately $22.2 million. During the three months ended March 31, 2016, we raised total net proceeds of approximately $1.5 million from the completion of public offerings of common stock. We believe we have enough cash for at least the next 12 months to finance research and development and to cover our ongoing working capital needs.

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

Both before and after regulatory approval to market a particular product candidate, the manufacturing, labeling, packaging, adverse event reporting, storage, advertising, promotion, distribution and record keeping related to the product are subject to extensive, ongoing regulatory requirements enforced by FDA and other similar regulatory bodies. Additionally, because our product candidates include radio-active isotopes, they will be subject to additional regulation and oversight from the United States Nuclear Regulatory Commission (NRC) and similar bodies in other jurisdictions. The FDA regulatory requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP requirements and GCP requirements for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with the regulatory requirements of the FDA and other applicable United States and foreign regulatory authorities could subject us to administrative or judicially imposed sanctions, including:

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

We believe we have enough cash for at least the next 12 months to finance research and development and to cover our ongoing working capital needs. We have financed our operations primarily through sales of stock and the issuance of convertible promissory notes. It is likely that during the next twelve months we will seek to raise additional capital through the sales of stock and/or issuance of convertible debentures in order to expand our level of operations to continue our research and development efforts.

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

Trading volume in our common stock has been limited at times. This may inhibit investment by major institutional investment funds, including mutual funds, as well as individual investors. A higher volume trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there-in.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Item 8.01. Other Events.

Sale of Shares. Pursuant to the terms of an investor rights agreement entered into on December 21, 2015 between the Company and Memorial Sloan Kettering Cancer Center (MSKCC), MSKCC has sold 249,074 shares of the Company’s common stock. Under the terms of the agreement, MSKCC agreed to forebear from transferring or otherwise disposing of its approximately 5.7 million shares of the Company’s common stock until the start of the Actimab-A Phase 2 clinical study (but, in no event until later than March 31, 2016). Thereafter MSKCC shall be permitted to sell its shares subject to a weekly volume limitation of 150,000 shares (which limit may be increased to up to 250,000 shares per week to the extent any prior weekly allotments are not fully used) and applicable law so long as MSKCC maintains at least 25% of its current shareholding in the Company through December 31, 2016. MSKCC’s sale of shares was reported on a Schedule 13D/A filed with the Securities and Exchange Commission on April 21 and 26, 2016.

Option Exercises by CMO. Dragan Cicic, our Chief Medical Officer, has 48,485 options with an exercise price of $0.78 per share that will expire on October 25, 2016. Dr. Cicic intends to exercise these options prior to their expiration date and then sell certain shares of common stock in over the market transactions to cover any tax liabilities that may be due upon the exercise of these options.

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

ACTINIUM PHARMACEUTICALS, INC.

Date: May 10, 2016	By:	/s/ Kaushik J. Dave
Kaushik J. Dave
Chief Executive Officer and Interim Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Interim Principal Financial and Accounting Officer)

