Form 10-Q
period 2016-06-30
Actinium Pharmaceuticals, Inc.
filed 2016-07-29
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 28, 2016: 47,717,146.

 Actinium Pharmaceuticals, Inc.

FORM 10-Q

For quarterly period ended June 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2016 and December 31, 2015, and the results of operations and cash flows for the six months ended June 30, 2016 and 2015 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2015, filed with the SEC in the Company’s Annual Report on Form 10-K on March 11, 2016. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2016	December 31, 2015

Assets
Current Assets:
Cash and cash equivalents	$20,455,248	$25,643,273
Restricted cash – current	34,733	34,733
Prepaid expenses and other current assets	922,725	803,463
Total Current Assets	21,412,706	26,481,469

Property and equipment, net of accumulated depreciation	109,994	106,112
Security deposit	49,859	-
Total Assets	$21,572,559	$26,587,581

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$1,379,161	$1,473,936
Accounts payable and accrued expenses - related parties	85,154	25,000
Notes payable	89,569	265,695
Derivative liabilities	934,586	2,848,902
Total Current Liabilities	2,488,470	4,613,533

Total Liabilities	2,488,470	4,613,533

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value; 50,000,000 authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 47,293,224 and 44,066,541 shares issued and outstanding, respectively	47,294	44,067
Additional paid-in capital	142,294,257	134,160,059
Accumulated deficit	(123,257,462)	(112,230,078)
Total Stockholders' Equity	19,084,089	21,974,048

Total Liabilities and Stockholders' Equity	$21,572,559	$26,587,581

accompanying notes to the unaudited consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development, net of reimbursements	4,147,945	3,837,959	7,913,397	7,886,673
General and administrative	2,750,448	3,550,361	4,968,915	7,356,766
Depreciation expense	19,472	16,194	37,592	26,589
Total operating expenses	6,917,865	7,404,514	12,919,904	15,270,028

Loss from operations	(6,917,865)	(7,404,514)	(12,919,904)	(15,270,028)

Other income (expense):
Interest expense	(1,683)	(1,553)	(4,341)	(7,280)
Gain (loss) on change in fair value of derivative liabilities	295,462	(57,668)	1,896,861	4,738,710
Total other income (expense)	293,779	(59,221)	1,892,520	4,731,430

Net loss	$(6,624,086)	$(7,463,735)	$(11,027,384)	$(10,538,598)

Net loss per common share - basic	$(0.15)	$(0.20)	$(0.25)	$(0.30)
Net loss per common share - diluted	$(0.15)	$(0.20)	$(0.25)	$(0.30)
Weighted average common shares outstanding – basic	46,470,225	36,650,803	45,362,009	34,959,125
Weighted average common shares outstanding – diluted	46,470,225	36,650,803	45,362,009	34,959,125

accompanying notes to the unaudited consolidated financial statements.

 Actinium Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(11,027,384)	$(10,538,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,062,285	5,174,221
Depreciation expense	37,592	26,589
Gain on change in fair value of derivative liabilities	(1,896,861)	(4,738,710)
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	(119,262)	442,338
Increase (decrease) in:
Accounts payable and accrued expenses	(94,775)	(1,256,728)
Accounts payable and accrued expenses - related parties	60,154	(189,357)
Net Cash Used In Operating Activities	(10,978,251)	(11,080,245)

Cash Flows From Investing Activities:
Purchase of property and equipment	(41,474)	(959)
Security deposits	(49,859)	-
Net Cash Used In Investing Activities	(91,333)	(959)

Cash Flows From Financing Activities:
Payments on note payable	(176,126)	(191,285)
Sales of common stock, net of offering costs	6,057,685	30,475,013
Proceeds from the exercise of options	-	15,680
Proceeds from the exercise of warrants	-	27,050
Net Cash Provided By Financing Activities	5,881,559	30,326,458

Net change in cash and cash equivalents	(5,188,025)	19,245,254

Cash and cash equivalents at beginning of period	25,643,273	6,706,802

Cash and cash equivalents at end of period	$20,455,248	$25,952,056

Supplemental disclosures of cash flow information:
Cash paid for interest	$4,341	$7,280
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Fair value of warrants issued with stock	$-	$4,738,161
Transfer warrant derivatives from liability to equity classification	$17,455	$48,691

See accompanying notes to the unaudited consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Nature of Business - Actinium Pharmaceuticals, Inc. (the “Company” or “Actinium”) is a biotechnology company committed to developing breakthrough therapies for life threatening diseases using its alpha particle immunotherapy (“APIT”) platform and other related and similar technologies. Actinium, together with its wholly owned subsidiary, MedActinium, Inc., is hereinafter referred to collectively as “Actinium” or the “Company”. The Company’s most advanced products are Actimab™-A, an antibody-drug construct containing actinium 225 (Ac-225), currently in human clinical trials for acute myeloid leukemia (“AML”) and Iomab™-B, an antibody-drug construct containing iodine 131 (“I-131”), used in myeloconditioning for hematopoietic stem cells transplantation (“HSCT”) in various indications. The Company initiated the pivotal Phase 3 trial of Iomab™-B for bone marrow conditioning for HSCT in relapsed and refractory AML patients age of 55 and older, which upon successful completion of our clinical trials we intend to submit for marketing approval. Actinium is also considering filing an application with the U.S. Food and Drug Administration (“FDA”) for breakthrough therapy designation for Actimab™-A and/or Iomab™-B. The Company is developing its cancer drugs using its expertise in radioimmunotherapy. In addition, the Company’s Ac-225 based drug development relies on the patented APIT platform technology co-developed with Memorial Sloan Kettering Cancer Center (“MSKCC”), a significant stockholder in the Company. The APIT technology couples monoclonal antibodies (mAb) with extremely potent but comparatively safe alpha particle emitting radioactive isotopes, in particular actinium 225 and bismuth 213. The final drug construct is designed to specifically target and kill cancer cells while minimizing side effects. Actinium intends to develop a number of products for different types of cancer and derive revenue from partnering relationships with large pharmaceutical companies and/or direct sales of its products in specialty markets in the United States.

On December 16, 2015, the Company announced that the FDA cleared the Company's IND filing for Iomab-B, and that it will proceed with the pivotal, Phase 3 clinical trial. In June 2016, Actinium announced the pivotal Phase 3 clinical trial for Iomab-B was initiated and assuming that the trial meets its end points, it will form the basis for a Biologics Licensing Application (BLA). The Company, in its recently approved IND filing, established an agreement with the FDA that the path to a Biologics License Application submission would include a single, pivotal Phase 3 clinical study if it is successful. The population in this two arm, randomized, controlled, multicenter trial will be refractory and relapsed AML patients over the age of 55. The trial size was set at 150 patients with 75 patients per arm. The primary endpoint in the pivotal Phase 3 trial is durable complete remission, defined as a complete remission lasting at least 6 months and a secondary endpoint that will be overall survival at one year. There are currently no effective treatments approved by the FDA for AML in this patient population and there is no defined standard of care. Iomab-B has completed several physicians sponsored clinical trials examining its potential as a conditioning regimen prior to HSCT in various blood cancers, including the Phase 1/2 study in relapsed and/or refractory AML patients. The results of these studies in almost 300 patients have demonstrated the potential for Iomab-B to create a new treatment paradigm for bone marrow transplants by: expanding the pool to ineligible patients who do not have any viable treatment options currently; enabling a shorter and safer preparatory interval for HSCT; reducing post-transplant complications; and showing a clear survival benefit including curative potential.

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

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of six months or less to be cash equivalents. Balances held by the Company are typically in excess of FDIC insured limits. At June 30, 2016 and December 31, 2015, all of the Company’s cash was deposited in one bank.

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

The following tables set forth assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2016 and December 31, 2015. As required by ASC 820 “Fair Value Measurements and Disclosures”, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total

Derivative liabilities:
At June 30, 2016	$-	$-	$934,586	$934,586
At December 31, 2015	$-	$-	$2,848,902	$2,848,902

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

Earnings (Loss) Per Common Share - The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic earnings (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period. For the six months ended June 30, 2016 and 2015, the Company’s potentially dilutive shares, which include outstanding common stock options and warrants have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

	June 30, 2016	June 30, 2015
Options	5,816,583	3,896,583
Warrants	8,780,313	9,851,580
Total	14,596,896	13,748,163

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

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

For each of the six months ended June 30, 2016 and 2015, the Company incurred $0.1 million, for maintenance fees and research conducted by MSKCC. As of June 30, 2016 and December 31, 2015, $0.1 million and $0, respectively, was due to MSKCC.

On December 21, 2015, Actinium entered into an investor rights agreement with MSKCC. Under the terms of the agreement, MSKCC has agreed to forebear from transferring or otherwise disposing of its approximately 5.7 million shares of the Company’s common stock (other than pursuant to a piggyback registration as described below) until the start of the Actimab-A Phase 2 clinical study (but, in no event until later than June 30, 2016). Thereafter MSKCC shall be permitted to sell its shares subject to a weekly volume limitation of 150,000 shares (which limit may be increased to up to 250,000 shares per week to the extent any prior weekly allotments are not fully used) and applicable law so long as MSKCC maintains at least 25% of its current shareholding in Actinium through December 31, 2016. Actinium has granted MSKCC piggyback registration rights that would be triggered in the event Actinium were to engage in a public registered offering of its shares for its own account where other shareholders are participating as selling shareholders or where such public registered offering is for the account of other selling shareholders. In addition, Actinium granted MSKCC unlimited Form S-3 registration rights with respect to its shares following December 31, 2016.

Placement Agent:

On December 9, 2013, the Company entered into an engagement agreement with a Healthcare Investment Bank (“Placement Agent”) as its placement agent for the 2013 Common Stock Offering whereby a director of the Company was the former Head of its Healthcare Investment Banking team (“the 2013 Offering”). The 2013 Offering was completed in two tranches, December 9, 2013 and January 10, 2014. The agreement entered in on December 9, 2013 included a cash fee equal to 10% of the gross proceeds raised, a non-accountable expense reimbursement equal to 2% of the gross proceeds raised and warrants to purchase shares of the Company’s Common Stock in an amount equal to 10% of the shares of common stock issued or issuable. Subsequent to the closing of the 2013 Offering, the placement agent continued to provide certain financial advisory services to the Company until six months after the Company had up-listed its securities for trading on a U.S. National Exchange for a monthly fee of $25,000. On May 28, 2014, the Company and the placement agent agreed to terminate the December 9, 2013 engagement agreement. As of June 30, 2016 and December 31, 2015, the Company owed its placement agent $25,000.

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

Note 3 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Prepaid insurance	$158,431	$376,906
Prepaid clinical trial expenses	681,250	283,430
Other prepaid expenses	83,044	143,127
Total prepaid expenses and other current assets	$922,725	$803,463

Note 4 - Property and Equipment

Property and equipment consisted of the following at June 30, 2016 and December 31, 2015:

		June 30,	December 31,
	Lives	2016	2015
Lab equipment	3 years	$116,070	$116,070
Office equipment	3 years	124,448	82,974
Less: accumulated depreciation		(130,524)	(92,932)
Property and equipment, net		$109,994	$106,112

Depreciation expense for the three months ended June 30, 2016 and 2015 was $19,472 and $16,194, respectively. Depreciation expense for the six months ended June 30, 2016 and 2015 was $37,592 and $26,589, respectively.

Note 5 - Note Payable

On December 28, 2015, the Company entered into a premium finance agreement for its director and officer liability insurance policy in the amount of $0.3 million. Pursuant to the agreement, the Company is required to pay $30,077 in monthly installments for nine months.

As of June 30, 2016 and December 31, 2015, the outstanding balance related to the premium finance agreement was $0.1 million and $0.3 million, respectively.

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

Activities for derivative warrant instruments during the six months ended June 30, 2016 were as follows:

	Shares subject to warrants	Fair Value

Balance, December 31, 2015	1,627,369	$2,848,902

Transfer from liability to equity classification	(12,109)	(17,455)

Change in fair value	-	(1,896,861)

Balance, June 30, 2016	1,615,260	$934,586

During the six months ended June 30, 2016, 183,718 warrants were exercised, of which 12,109 were derivative warrants. The fair value of these derivative warrants totaling $17,455 were measured on the exercise date and reclassified to additional paid-in capital.

The fair values of the derivative warrants were calculated using a modified binomial valuation model with the following assumptions at each balance sheet date.

	June 30,	December 31,
	2016	2015

Market value of common stock on measurement date (1)	$1.77	$3.23
Adjusted exercise price	$2.48	$2.48
Risk free interest rate (2)	0.52%	1.06%
Warrant lives in years	1.5 years	2.0 years
Expected volatility (3)	88%	87%
Expected dividend yield (4)	-	-
Probability of stock offering in any period over 5 years (5)	100%	100%
Offering price (6)	$1.77	$2.60

(1)	The market value of common stock at the above measurement dates is based on the Company’s closing price quoted on the NYSE MKT.

(2)	The risk-free interest rate was determined by management using the Treasury Bill rate as of the respective measurement date.

(3)	As of June 30, 2016 and December 31, 2015, the volatility was estimated using the historical volatilities of the Company’s common stock traded in NYSE MKT market.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management determines the probability of future stock offering at each evaluation date.

(6)	Represents the estimated offering price in future offerings as determined by management.

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

b.	MSKCC - see Note 2 - Related Party Transactions.

c.	Oak Ridge National Laboratory (“ORNL”) – The Company is contracted to purchase radioactive material to be used for research and development, with a renewal option at the contract end. On December 21, 2015, the Company signed a contract with ORNL to purchase $0.9 million of radioactive material during 2016. For each of the six months ending June 30, 2016 and 2015, the Company purchased approximately $0.3 million of radioactive material with ORNL.

d.	Icon Clinical Research, LLC (“Icon”) provides project management services for the study of the drug Ac-225-HuM195 (Actimab-A) used in the Company’s Phase 1 and Phase 2 clinical trials. The total project was estimated to cost approximately $1.9 million and required a 12.5% down payment of the total estimated project cost. The down payment totaling $0.2 million was paid in 2007 and 2012. On August 6, 2012, October 22, 2012 and May 16, 2013, the agreement was amended to provide for additional services. The total project is now estimated at approximately $2.7 million. Icon invoices the Company when services are rendered and the Company records the related expense to research and development expense.

For each of the six months ended June 30, 2016 and 2015, the Company incurred expenses of approximately $0.3 million and $0.2 million, respectively, related to this agreement.

e.

On June 15, 2012, the Company entered into a license and sponsored research agreement with Fred Hutchinson Cancer Research Center (“FHCRC”) to build upon previous and ongoing clinical trials, with BC8 (licensed antibody). FHCRC has currently completed both a Phase 1 and Phase 2 clinical trial with BC8 and the Company initiated a pivotal Phase 3 trial leading to submission of a BLA. The Company has been granted exclusive rights to the BC8 antibody and related master cell bank developed by FHCRC. The cost to develop the trial will range from $25.0 million to $30.0 million, depending on the trial design as required by the FDA. Under the terms of the sponsored research agreement, the Company will fund the FHCRC lab with $0.2 million per year for the first two years and $0.3 million thereafter. Payments made toward funding the lab will be credited toward royalty payments owed to FHCRC in the given year. A milestone payment of $1 million will be due to FHCRC upon FDA approval of the first drug. Upon commercial sale of the drug, royalty payments of 2% of net sales will be due to FHCRC.

For the six months ended June 30, 2016 and 2015, the Company incurred expenses of approximately $0.4 million and $0.2 million, respectively, related to this agreement.

f.

On February 27, 2014, the Company entered into a manufacturing agreement with Goodwin Biotechnology Inc. ("Goodwin"). Goodwin oversees the current Good Manufacturing Practices (cGMP) production of a monoclonal antibody anticipated to be used in an upcoming phase 3 clinical trial of Iomab-B. Total cost of the agreement is $5.7 million. The Company made a non-refundable payment of $0.6 million upon execution of the agreement. Periodic payments will be made upon reaching certain milestones. As of June 30, 2016, the remaining cost of the agreement is approximately $1.9 million. Goodwin bills the Company when services are rendered and the Company records the related expense to research and development costs.

For the six months ended June 30, 2016 and 2015, the Company paid Goodwin approximately $0.2 million and $3.5 million, respectively. As of June 30, 2016 and December 31, 2015, the Company owed $0.1 million to Goodwin.

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

During the six months ended June 30, 2016 and 2015, the Company paid Einstein approximately $36,678 and $55,000, respectively. As of June 30, 2016, the Company paid Einstein a total of $0.2 million in full and does not owe Einstein any monies with regards to this agreement.

h.	On February 16, 2016, the Company entered into a CRO agreement with Medpace, Inc. (“Medpace”). Medpace provides project management services for the study of Iomab-B used for the intended Phase 3 clinical trial. The total project is estimated to cost approximately $7.2 million. The Company paid approximately $1.6 million during the six months ended June 30, 2016. Medpace bills the Company when services are rendered and the Company records the related expense to research and development costs.

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

Future minimum obligations on the lease are:

For the year ending June 30, 2017	$230,308
For the year ending June 30, 2018	199,438
For the year ending June 30, 2019	99,719
Total	$529,465

Note 8 - Equity

During the six months ended June 30, 2016, the Company issued 3,081,071 shares of common stock for gross proceeds of $6.2 million as part of its At-The-Market (“ATM”) sales agreement with an investment bank.

During the six months ended June 30, 2016, the Company issued 125,862 common shares for the cashless exercise of warrants.

Restricted Stock

During the six months ended June 30, 2016, the Company granted 85,750 shares of restricted common stock to two consultants with an aggregated fair value of $173,850 based on the stock prices on the grant dates. 10,750 shares vested upon execution of the consulting agreement and 75,000 shares vests in six months.

During the six months ended June 30, 2016, 19,750 restricted shares vested and the Company issued common shares.

For the three months ended June 30, 2016 and 2015, the Company recorded approximately $0.1 million and $2.0 million, respectively, in stock-based compensation for all of the restricted shares outstanding. For the six months ended June 30, 2016 and 2015, the Company recorded approximately $0.2 million and $3.2 million, respectively, in stock-based compensation for all of the restricted shares outstanding.

Stock Options

Following is a summary of option activities for the six months ended June 30, 2016:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2015	3,971,583	4.34	8.01	2,964,146
Granted	1,945,000	2.01	9.77	-
Cancelled	(100,000)	1.91	-	-
Outstanding, June 30, 2016	5,816,583	3.60	8.26	709,217

Exercisable, June 30, 2016	2,165,880	3.69	6.40	701,170

During the six months ended June 30, 2016, the Company granted employees and board of directors 1,945,000 options to purchase the Company’s common stock with an exercise price ranging from $1.79 per share to $2.25 per share, a term of 10 years, and a vesting period of 4 years. The options have an aggregated fair value of $3.0 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate range from 1.32% to 1.66% (2) expected life of 6 years, (3) expected volatility of 85.61% to 87.95%, and (4) zero expected dividends. During the six months ended June 30, 2016, the Company recorded $0.2 million in stock-based compensation in relation to these options.

The fair value of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at June 30, 2016 was $8.3 million. During the three months ended June 30, 2016 and 2015, the Company recorded total option expense of $0.9 million. During the six months ended June 30, 2016 and 2015, the Company recorded total option expense of $1.7 million and $1.9 million respectively.

Warrants

Following is a summary of warrant activities for the six months ended June 30, 2016:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, December 31, 2015	8,954,031	3.73	2.93	10,199,230
Granted	10,000	1.77
Exercised	(183,718)	-	-	-
Outstanding, June 30, 2016	8,780,313	3.78	2.44	4,112,959

Exercisable, June 30, 2016	8,495,313	3.65	2.25	4,112,959

During the six months ended June 30, 2016, 183,718 warrants were exercised by the warrant holders. The Company issued 125,862 shares of common stock as a result of these exercises. During the six months ended June 30, 2016, 10,000 warrants with an exercise price of $1.77 per share were granted.

During the three months ended June 30, 2016 and 2015, the Company recorded stock-based compensation expense related to the warrants of approximately $43,000 and $77,000, respectively. During the six months ended June 30, 2016 and 2015, the Company recorded stock-based compensation expense related to the warrants of $0.1 million.

Note 9 - Subsequent Events

On July 22, 2016, the Company issued 500 shares of common stock to an employee for vested grant.

On July 22, 2016, the Company issued a five-year warrant to purchase 20,000 shares of the Company’s common stock at an exercise price of $1.77 per share to a consultant. The warrant vested on January 22, 2016.

On July 26, 2016, the Company issued a five-year warrant to purchase 5,000 shares of the Company’s common stock at an exercise price of $1.73 per share to a consultant. The warrant vests within six months.

Subsequent to June 30, 2016, the Company sold 423,422 shares of common stock for gross proceeds of $0.7 million as part of the Sales Agreement with MLV.

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

Description of Business

Actinium is a biotechnology company committed to developing breakthrough therapies for life threatening diseases using its alpha particle immunotherapy (APIT) platform and other related and similar technologies. Our most advanced products are Actimab™-A, an antibody-drug construct containing actinium 225 (Ac-225), currently in human clinical trials for acute myeloid leukemia (AML) and Iomab™-B, an antibody-drug construct containing iodine 131 (I-131), used in myeloconditioning for hematopoietic stem cells transplantation (HSCT) in various indications. We initiated the pivotal Phase 3 trial of Iomab™-B for bone marrow conditioning for HSCT in relapsed and refractory AML patients age of 55 and older, which upon successful completion of our clinical trials we intend to submit for marketing approval. We are currently also considering filing an application with the U.S. Food and Drug Administration (FDA) for breakthrough therapy designation for Actimab™-A and/or Iomab™-B. We are developing our cancer drugs using our expertise in radioimmunotherapy. In addition, our Ac-225 based drug development relies on the patented Alpha Particle Immunotherapy Technology (APIT) platform technology co-developed with Memorial Sloan Kettering Cancer Center (MSKCC), a significant stockholder in our company. The APIT technology couples monoclonal antibodies (mAb) with extremely potent but comparatively safe alpha particle emitting radioactive isotopes, in particular actinium 225 and bismuth 213. The final drug construct is designed to specifically target and kill cancer cells while minimizing side effects. We intend to develop a number of products for different types of cancer and derive revenue from partnering relationships with large pharmaceutical companies and/or direct sales of its products in specialty markets in the United States.

On December 16, 2015, we announced that the FDA cleared our IND filing for Iomab-B, and that it will proceed with the pivotal, Phase 3 clinical trial. In June 2016, we announced the pivotal Phase 3 clinical trial for Iomab-B was initiated and assuming that the trial meets its end points, it will form the basis for a Biologics Licensing Application (BLA). We, established an agreement with the FDA that the path to a Biologics License Application submission would include a single, pivotal Phase 3 clinical study if it is successful. The population in this two arm, randomized, controlled, multicenter trial will be refractory and relapsed AML patients over the age of 55. The trial size was set at 150 patients with 75 patients per arm. The primary endpoint in the pivotal Phase 3 trial is durable complete remission, defined as a complete remission lasting at least 6 months and the secondary endpoint will be overall survival at one year. There are currently no effective treatments approved by the FDA for AML in this patient population and there is no defined standard of care. Iomab-B has completed several physicians sponsored clinical trials examining its potential as a conditioning regimen prior to HSCT in various blood cancers, including the Phase 1/2 study in relapsed and/or refractory AML patients. The results of these studies in over 300 patients have demonstrated the potential of Iomab-B to create a new treatment paradigm for bone marrow transplants by: expanding the pool to ineligible patients who do not have any viable treatment options currently; enabling a shorter and safer preparatory interval for HSCT; reducing post-transplant complications; and showing a clear survival benefit including curative potential.

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

Under our own sponsorship as well as activity at FHCRC, we have four product candidates in active clinical trials: Actimab-A (HuM195-Ac-225), Iomab-B (BC8-I-131), BC8-Y-90 and BC8-SA. At this time, the Company is actively pursuing development of Actimab-A and Iomab-B while BC8-Y-90 and BC8-SA are in physician sponsored clinical phase 1 trials at the FHCRC. Actimab-A is a combination of the monoclonal antibody we have in-licensed, Lintuzumab (HuM195), and the alpha emitting isotope actinium 225. Actimab-A has shown promising results throughout preclinical development and an ongoing clinical trial started in 2006 in acute myeloid leukemia (AML) in the elderly. We have expanded the number of patients and number of clinical centers by commencing a new AML clinical trial which we have launched in 2012. This trial targets newly diagnosed AML patients over the age of 60. In order to conduct the trial we are engaged in funding, monitoring and quality assurance and control of the Lintuzumab antibody; procurement of actinium 225 isotope; funding, monitoring and quality assurance and control of the drug candidate Actimab-A manufacturing and organizing and monitoring clinical trials. We estimate that the direct costs to completion of both parts of the ongoing Phase 1/2 trial will be approximately $7 million. Iomab-B is a combination of the in-licensed monoclonal antibody BC8 and the beta emitting radioisotope iodine 131. This construct has been extensively tested in Phase I and Phase 2 clinical trials in approximately 250 patients with different blood cancer indications who were in need of a hematopoietic stem cell transplantation (HSCT). Iomab-B is used to condition the bone marrow of these patients by destroying blood cancer cells in their bone marrow and elsewhere thus allowing for a subsequent transplant containing healthy donor bone marrow stem cells. We have decided to develop this drug candidate by initially focusing on the patients over 55 with active acute myeloid leukemia in relapse and/or refractory to existing treatments. We received clearance our IND for Iomab-B in December 2015 and initiated the pivotal Phase 3 trial in June 2016. We estimate the direct costs of such a trial to completion anticipated in 2018 will be approximately $25-30 million.

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

We have never generated revenue. Currently, we do not have a recurring source of revenues to cover our operating costs. We incurred a net loss for the three months ended June 30, 2016 and 2015 of approximately $6.6 million and $7.5 million, respectively. For the six months ended June 30, 2016 and 2015, we incurred a net loss of approximately $11.0 million and $10.5 million, respectively. We believe that we have sufficient cash on hand to fund our operations through the next 12 months.

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

Results of Operations – Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Three Months Ended June 30,
	2016		2015
Revenues	$		$-
Operating expenses:
Research and development, net of reimbursements		4,147,945	3,837,959
General and administrative		2,750,448	3,550,361
Depreciation expense		19,472	16,194
Total operating expenses		6,917,865	7,404,514
Other income (expense):
Interest expense		(1,683)	(1,553)
Gain (loss) on change in fair value of derivative liabilities		295,462	(57,668)
Total other income (expense)		293,779	(59,221)
Net loss		$(6,624,086)	$(7,463,735)

Revenues

We recorded no commercial revenues for the three months ended June 30, 2016 and 2015.

Research and Development Expense

Research and development expenses increased by approximately $0.3 million from $3.8 million for the three months ended June 30, 2015 to approximately $4.1 million for the three months ended June 30, 2016. Actimab™-A costs increased by approximately $0.2 million for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. During the second quarter of 2016, we used more consumables in the clinical research for Actimab™-A. We expect to incur increased research and development costs in the future.

General and Administrative Expenses

Overall, total general and administrative expenses decreased by approximately $0.8 million from approximately $3.6 million for the three months ended June 30, 2015 to $2.8 million for the three months ended June 30, 2016. The decrease was largely attributable to decrease in salaries and stock compensation costs of $1.1 million and other related expenses and professional services. We expect to incur increased general and administrative costs in the future.

Other Income (Expense)

Other income (expense) for the three months ended June 30, 2016 and 2015 was approximately $0.3 million and ($0.1 million), respectively. The other income (expense) is mainly associated with changes in our warrant derivative liability. The change is attributable to the fluctuation of our stock price from $2.65 per share at June 30, 2015 to $1.77 per share at June 30, 2016.

Net Loss

Net loss decreased by approximately $0.9 million from net loss of $7.5 million for the three months ended June 30, 2015 to a net loss of approximately $6.6 million for the three months ended June 30, 2016. The decrease was primarily due to the decrease in general and administrative expenses and the change in fair value of derivative liabilities as discussed above.

Results of Operations – Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Six Months Ended June 30,
	2016	2015

Revenues	$-	$-

Operating expenses:
Research and development, net of reimbursements	7,913,397	7,886,673
General and administrative	4,968,915	7,356,766
Depreciation expense	37,592	26,589
Total operating expenses	12,919,904	15,270,028

Other income (expense):
Interest expense	(4,341)	(7,280)
Gain on change in fair value of derivative liabilities	1,896,861	4,738,710
Total other income (expense)	1,892,520	4,731,430

Net loss	$(11,027,384)	$(10,538,598)

Revenues

We recorded no commercial revenues for the six months ended June 30, 2016 and 2015.

Research and Development Expense

Research and development expenses were $7.9 million for the six months ended June 30, 2016 and 2015. For the six months ended June 30, 2016, we incurred an increase of approximately $0.8 million of Actimab-A costs, an increase in salaries of approximately $0.2 million offsetting decreases in Iomab-B costs of approximately $1.1 million. We expect to incur increased research and development costs in the future.

General and Administrative Expenses

Overall, total general and administrative expenses decreased by approximately $2.4 million to $5.0 million for the six months ended June 30, 2016 from approximately $7.4 million for the six months ended June 30, 2015. The decrease was largely attributable to decrease in salaries and stock compensation costs of $2.4 million and other related expenses and professional services. We expect to incur increased general and administrative costs in the future.

Other Income (Expense)

Other income was $1.9 million for the six months ended June 30, 2016 compared to other income of $4.7 million for the six months ended June 30, 2015. The Company recorded a gain on the change in fair value of the Company’s embedded derivative liability in the approximate amount $1.9 million during the six months ended June 30, 2016 as compared to a gain of approximately $4.7 million during the comparable six-month period ended June 30, 2015. The change is mainly attributable to the fluctuation of the Company’s stock price.

Net Loss

Net loss increased by approximately $0.5 million from $10.5 million for the six months ended June 30, 2015 to approximately $11.0 million for the six months ended June 30, 2016. The increase was primarily due to a gain from change in fair value of the derivative liability in the current six-month period compared to the gain recorded in the six months ended June 30, 2015.

Liquidity and Capital Resources

We have financed our operations primarily through sales of the Company’s common stock.

We do not have any cash or cash equivalents held in financial institutions located outside of the United States as of June 30, 2016 and December 31, 2015. We do not anticipate this practice will change in the future.

The following tables sets forth selected cash flow information for the periods indicated:

	For the Six Months Ended June 30,
	2016	2015

Cash used in operating activities	$(10,978,251)	$(11,080,245)
Cash used in investing activities	(91,333)	(959)
Cash provided by financing activities	5,881,559	30,326,458

Net change in cash	$(5,188,025)	$19,245,254

Net cash used in operating activities was approximately $11.0 million and $11.1 million for the six months ended June 30, 2016 and 2015, respectively.

Net cash provided by financing activities was approximately $5.9 million and $30.3 million for the six months ended June 30, 2016 and 2015, respectively. During the six months ended June 30, 2016, we issued common stock and received net proceeds of approximately $6.1 million from the sale of our common stock through our ATM compared to approximately $30.5 million received from the March 2015 and June 2015 financings. The issuance of stock during the two comparative periods were partially offset by payments on notes payable of $0.2 million for each of the six months ended June 30, 2016 and 2015.

Recent Equity Offerings

On March 24, 2014, we filed a shelf registration statement on Form S-3 (the “Registration Statement”) and deemed effective on April 17, 2014. This Registration Statement contained two prospectuses: (i) a base prospectus which covers the offering, issuance and sale by the Company of up to $200,000,000 of its common stock, preferred stock, warrants and/or units; and (ii) a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $75,000,000 of its common stock that may be issued and sold under a sales agreement (the “Sales Agreement”) with MLV & Co. LLC (“MLV”). During the quarter ended June 30, 2016, the Company issued 2,363,798 shares of common stock for gross proceeds of $4.7 million. Since inception of this agreement through June 30, 2016, the Company issued 8,707,690 shares of common stock for gross proceeds of $21.4 million.

During the six months ended June 30, 2016, we issued 125,862 common shares for the cashless exercise of warrants. During the six months ended June 30, 2016, the Company issued common shares totaling 11,500 for restricted shares granted that were not registered.

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Common Stock Price Risk

In December 2012, we issued common stock and warrants. Pursuant to ASC 815-40, we recorded the fair value of the warrants as a current liability. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the consolidated statements of operations. For the six months ended June 30, 2016 and 2015, we recognized the change in the value of warrants of approximately $1.9 million and $4.7 million, respectively, as a gain on the consolidated statement of operations. Fair value of the derivative instruments will be affected by estimates of various factors that may affect the respective instrument, including our stock price, the risk free rate of return and expected volatility in the fair value of our stock price. As the fair value of this derivative may fluctuate significantly from period to period, the resulting change in valuation may have a significant impact on our results of operations.

On March 24, 2014, we filed a shelf registration statement on Form S-3 (the “Registration Statement”) that was deemed effective on April 17, 2014. This Registration Statement contained two prospectuses: (i) a base prospectus which covers the offering, issuance and sale by the Company of up to $200,000,000 of its common stock, preferred stock, warrants and/or units; and (ii) a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $75,000,000 of its common stock that may be issued and sold under a sales agreement (the “Sales Agreement”) with MLV. During the quarter ended June 30, 2016, the Company issued 2,363,798 shares of common stock for gross proceeds of $4.7 million. Since inception of this agreement through June 30, 2016, the Company issued 8,707,690 shares of common stock for gross proceeds of $21.4 million.

Sales of our common stock through MLV, if any, will be made on the NYSE MKT LLC, on any other existing trading market for the common stock or through a market maker. Subject to the terms and conditions of the Sales Agreement, MLV will use commercially reasonable efforts to sell our common stock from time to time, based upon our instructions (including any price, time or size limits or other customary parameters or conditions we may impose). We will pay to MLV in cash, upon the sale of common stock pursuant to the Sales Agreement, an amount equal to 3.0% of the gross proceeds from the sale of common stock. We have also provided MLV with customary indemnification rights.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of June 30, 2016, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of June 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our system of internal controls over financial reporting during the period covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

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

We have a limited operating history and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with this development and expansion. Since we began our business, we have focused on research, development and clinical trials of product candidates, and have incurred losses since inception. As of June 30, 2016, we had an accumulated deficit of approximately $123.3 million. Although we believe we have enough working capital for operations for the next 12 months, if we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment.

Although we believe we have enough working capital for operations for the next 12 months, we do not currently have sufficient capital for the development and commercialization of our lead product candidate and we will need to continue to seek capital from time to time to continue development of our lead product candidates and to acquire and develop other product candidates. Our first product candidate is not expected to be commercialized, if approved, until at least 2018 and we do not expect that the partnering revenues it will generate will be sufficient to fund our ongoing operations. Our cash balance as of June 30, 2016 was approximately $20.5 million. During the six months ended June 30, 2016, we raised total net proceeds of approximately $6.1 million from the completion of public offerings of common stock. We believe we have enough cash for at least the next 12 months to finance research and development and to cover our ongoing working capital needs.

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

We currently have only two products in clinical development. We have commenced a Phase 1/2 multi- center AML trial with fractionated doses of Actimab™-A under its own federal Investigational New Drug Application (IND). Additionally, there are a number of physician IND trials at the FHCRC that have been conducted or are currently ongoing at FHCRC with single doses of Iomab™-B. In December 2015, the FDA cleared our IND filing for Iomab-B, and that we will proceed with the pivotal, Phase 3 clinical trial. In June 2016, we announced the pivotal Phase 3 clinical trial for Iomab-B was initiated and assuming that the trial meets its end points, it will form the basis for a Biologics Licensing Application (BLA).

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

We recently completed the Phase 1 portion of a multi-center Phase 1/2 clinical trial for our product candidate, Actimab™-A, in AML and in the future expect to submit a BLA to the FDA for approval of this product. This product candidate is also the subject of an ongoing human safety trial being conducted under a physician IND at MSKCC. We are in the early stages of evaluating other product candidates consisting of conjugates of Ac-225 with human or humanized antibodies for pre-clinical and clinical development in other types of cancer. In June 2012, we acquired rights to Iomab™, a Phase 2 clinical stage monoclonal antibody with safety and efficacy data in more than 250 patients in need of HSCT. We are now conducting a pivotal Phase 3 trial with Iomab-B in 150 patients. Product candidates utilizing this antibody would also require BLA approval before they can be marketed in the United States. The FDA may not approve these products for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may fail to approve any BLA we submit for new product candidates or for new intended uses or indications for approved products or future product candidates. Failure to obtain FDA approval for our products in the proposed indications would have an adverse effect on our ability to expand our business.

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

The FDA may require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. It may also require additional data on certain categories of patients, should it emerge during the conduct of our clinical trials that certain categories of patients are likely to be affected in different and/or additional manners than the rest of the patient population. In addition to FDA requirements, our clinical trials require the approval of the IRB at each site selected. We have submitted our clinical trial protocol for our Phase 1/2 Actimab™-A clinical trial to the IRBs for the Phase 1 portion of the trial. We intend to expand the number of participating sites for the Phase 2 portion of the trial and we will need to obtain approval of the IRB at each additional sites selected. Our clinical trial protocols have not been rejected by any IRB to date.

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

The Phase 1 portion of the ongoing Phase 1/2 clinical trial for Actimab™-A was conducted at seven clinical centers in the United States (MSKCC, MD Anderson Cancer Center, Fred Hutchinson Cancer Research Center, Johns Hopkins Medicine, University of Pennsylvania Health System, Baylor Summons Cancer Center and Columbia University Medical Center) was designed to establish the maximum tolerated dose of the product. As the Company expected, patients receiving highest dose of the drug administered in the trial so far had prolonged bone marrow suppression which could lead to fatal infections and other severe consequences. Consequently, the dose levels of our drug in that trial were reduced as we continue our work on establishing maximum tolerated dose.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Sale of Shares. Pursuant to the terms of an investor rights agreement entered into on December 21, 2015 between the Company and Memorial Sloan Kettering Cancer Center (MSKCC), MSKCC has sold 4,961,956 shares of the Company’s common stock. Under the terms of the agreement, MSKCC agreed to forebear from transferring or otherwise disposing of its approximately 5.7 million shares of the Company’s common stock until the start of the Actimab-A Phase 2 clinical study (but, in no event until later than June 30, 2016). Thereafter MSKCC shall be permitted to sell its shares subject to a weekly volume limitation of 150,000 shares (which limit may be increased to up to 250,000 shares per week to the extent any prior weekly allotments are not fully used) and applicable law so long as MSKCC maintains at least 25% of its current shareholding in the Company through December 31, 2016. MSKCC’s sale of shares was reported on a Schedule 13D/A filed with the Securities and Exchange Commission on April 21, April 26, May 26, May 31, June 2, June 6, June 17, July 5, July 7, July 12 and July 14, 2016.

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

ACTINIUM PHARMACEUTICALS, INC.

Date: July 29, 2016	By:	/s/ Kaushik J. Dave
Kaushik J. Dave
Chief Executive Officer and Interim Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Interim Principal Financial and Accounting Officer)

