Form 10-Q
period 2016-09-30
Actinium Pharmaceuticals, Inc.
filed 2016-10-28
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

(646) 677-3875

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

☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 28, 2016: 55,747,108.

Actinium Pharmaceuticals, Inc.

FORM 10-Q

For quarterly period ended September 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2016 and December 31, 2015, and the results of operations and cash flows for the three and nine months ended September 30, 2016 and 2015 have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2015, filed with the SEC in the Company’s Annual Report on Form 10-K on March 11, 2016. The results of operations for the nine months ended September 30, 2016 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2016	December 31, 2015

Assets
Current Assets:
Cash and cash equivalents	$15,527,385	$25,643,273
Restricted cash – current	34,733	34,733
Prepaid expenses and other current assets	1,558,692	803,463
Total Current Assets	17,120,810	26,481,469

Property and equipment, net of accumulated depreciation	91,171	106,112
Security deposit	49,859	-
Total Assets	$17,261,840	$26,587,581

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts payable and accrued expenses	$2,570,980	$1,473,936
Accounts payable and accrued expenses - related parties	25,000	25,000
Notes payable	-	265,695
Derivative liabilities	431,808	2,848,902
Total Current Liabilities	3,027,788	4,613,533

Total Liabilities	3,027,788	4,613,533

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value; 50,000,000 authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 47,746,108 and 44,066,541 shares issued and outstanding, respectively	47,746	44,067
Additional paid-in capital	144,042,421	134,160,059
Accumulated deficit	(129,856,115)	(112,230,078)
Total Stockholders' Equity	14,234,052	21,974,048

Total Liabilities and Stockholders' Equity	$17,261,840	$26,587,581

See accompanying notes to the unaudited consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development, net of reimbursements	5,685,777	2,828,093	13,599,174	10,714,766
General and administrative	1,394,910	1,794,901	6,363,825	9,151,667
Depreciation expense	20,078	16,820	57,670	43,409
Total operating expenses	7,100,765	4,639,814	20,020,669	19,909,842

Loss from operations	(7,100,765)	(4,639,814)	(20,020,669)	(19,909,842)

Other income (expense):
Interest expense	(666)	(588)	(5,007)	(7,868)
Gain on change in fair value of derivative liabilities	502,778	694,208	2,399,639	5,432,918
Total other income	502,112	693,620	2,394,632	5,425,050

Net loss	$(6,598,653)	$(3,946,194)	$(17,626,037)	$(14,484,792)

Net loss per common share - basic	$(0.14)	$(0.10)	$(0.38)	$(0.39)
Net loss per common share - diluted	$(0.14)	$(0.10)	$(0.38)	$(0.39)
Weighted average common shares outstanding – basic	47,651,906	41,167,352	46,126,928	37,069,779
Weighted average common shares outstanding – diluted	47,651,906	41,167,352	46,126,928	37,069,779

See accompanying notes to the unaudited consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(17,626,037)	$(14,484,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,077,814	6,307,799
Depreciation expense	57,670	43,409
Gain on change in fair value of derivative liabilities	(2,399,639)	(5,432,918)
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	(755,229)	542,247
Increase (decrease) in:
Accounts payable and accrued expenses	1,097,044	(1,379,432)
Accounts payable and accrued expenses - related parties	-	(175,818)
Net Cash Used In Operating Activities	(16,548,377)	(14,579,505)

Cash Flows From Investing Activities:
Purchase of property and equipment	(42,729)	(26,945)
Security deposits	(49,859)	-
Net Cash Used In Investing Activities	(92,588)	(26,945)

Cash Flows From Financing Activities:
Payments on note payable	(265,695)	(283,552)
Sales of common stock, net of offering costs	6,772,667	32,825,465
Proceeds from the exercise of options	18,105	15,680
Proceeds from the exercise of warrants	-	104,100
Net Cash Provided By Financing Activities	6,525,077	32,661,693

Net change in cash and cash equivalents	(10,115,888)	18,055,243

Cash and cash equivalents at beginning of period	25,643,273	6,706,802

Cash and cash equivalents at end of period	$15,527,385	$24,762,045

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,007	$7,868
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Fair value of warrants issued with stock	$-	$4,738,161
Transfer warrant derivatives from liability to equity classification	$17,455	$48,691

See accompanying notes to the unaudited consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Nature of Business - Actinium Pharmaceuticals, Inc. (the “Company” or “Actinium”) is a biotechnology company committed to developing breakthrough therapies for life threatening diseases using its alpha particle immunotherapy (“APIT”) platform and other related and similar technologies. Actinium, together with its wholly owned subsidiary, MedActinium, Inc., is hereinafter referred to collectively as “Actinium” or the “Company”. The Company’s most advanced products are Actimab™-A, an antibody-drug construct containing actinium 225 (Ac-225), currently in human clinical trials for acute myeloid leukemia (“AML”) and Iomab™-B, an antibody-drug construct containing iodine 131 (“I-131”), used in myeloconditioning for hematopoietic stem cells transplantation (“HSCT”) in various indications. The Company initiated the pivotal Phase 3 trial of Iomab™-B for bone marrow conditioning for HSCT in relapsed and refractory AML patient’s age of 55 and older, which upon successful completion of our clinical trials we intend to submit for marketing approval. Actinium is also considering filing an application with the U.S. Food and Drug Administration (“FDA”) for breakthrough therapy designation for Actimab™-A and/or Iomab™-B. The Company is developing its cancer drugs using its expertise in radioimmunotherapy. In addition, the Company’s Ac-225 based drug development relies on the patented APIT platform technology co-developed with Memorial Sloan Kettering Cancer Center (“MSKCC”), a significant stockholder in the Company. The APIT technology couples monoclonal antibodies (mAb) with extremely potent but comparatively safe alpha particle emitting radioactive isotopes, in particular actinium 225 and bismuth 213. The final drug construct is designed to specifically target and kill cancer cells while minimizing side effects. Actinium intends to develop a number of products for different types of cancer and derive revenue from partnering relationships with large pharmaceutical companies and/or direct sales of its products in specialty markets in the United States.

On December 16, 2015, the Company announced that the FDA cleared the Company's IND filing for Iomab-B, and that it will proceed with the pivotal, Phase 3 clinical trial. In June 2016, Actinium announced the pivotal Phase 3 clinical trial for Iomab-B was initiated and assuming that the trial meets its end points, it will form the basis for a Biologics Licensing Application (BLA) with the FDA. The Company, in its recently approved IND filing, established an agreement with the FDA that the path to a Biologics License Application submission would include a single, pivotal Phase 3 clinical study if it is successful. The population in this two arm, randomized, controlled, multicenter trial will be refractory and relapsed AML patients over the age of 55. The trial size was set at 150 patients with 75 patients per arm. The primary endpoint in the pivotal Phase 3 trial is durable complete remission, defined as a complete remission lasting at least 6 months and a secondary endpoint that will be overall survival at one year. There are currently no effective treatments approved by the FDA for AML in this patient population and there is no defined standard of care. Iomab-B has completed several physicians sponsored clinical trials examining its potential as a conditioning regimen prior to HSCT in various blood cancers, including the Phase 1/2 study in relapsed and/or refractory AML patients. The results of these studies in almost 300 patients have demonstrated the potential for Iomab-B to create a new treatment paradigm for bone marrow transplants by: expanding the pool to ineligible patients who do not have any viable treatment options currently; enabling a shorter and safer preparatory interval for HSCT; reducing post-transplant complications; and showing a clear survival benefit including curative potential.

On September 27, 2016, we announced that we initiated the Phase 2 clinical trial for Actimab-A. This Phase 2 clinical trial is a multicenter, open-label study that will enroll 53 patients. Patients will receive 2.0 µCi/kg/fractionated dose of Actimab-A via two injections given at day 1 and day 7. The Phase 2 trial is designed to evaluate complete response rates at up to day 42 after Actimab-A administration, where complete response is defined as complete remission (CR) or complete remission with incomplete platelet recovery (CRp). A formal interim analysis is expected to occur in mid-2017 with topline results expected in the second half of 2017. The Phase 2 trial will include peripheral blast burden as an inclusion criteria and in patients with high peripheral blast (PB) burden, the use of Hydroxyurea will be mandated with the goal of bringing PB burden below a key threshold number that we have identified from two previously complete Phase 1 clinical trials totaling 38 patients. In addition, the use of granulocyte colony-stimulating factors (GCSF) will be mandated. Low dose cytarabine has been eliminated from the protocol and the Phase 2 clinical trial will evaluate Actimab-A as a monotherapy. The secondary endpoint of the Phase 2 trial will be overall survival.

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

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. Balances held by the Company are typically in excess of FDIC insured limits. At September 30, 2016 and December 31, 2015, all of the Company’s cash was deposited in one bank.

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

The following tables set forth assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2016 and December 31, 2015. As required by ASC 820 “Fair Value Measurements and Disclosures”, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total

Derivative liabilities:
At September 30, 2016	$-	$-	$431,808	$431,808
At December 31, 2015	$-	$-	$2,848,902	$2,848,902

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

Earnings (Loss) Per Common Share - The Company calculates net earnings (loss) per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic earnings (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period. For the nine months ended September 30, 2016 and 2015, the Company’s potentially dilutive shares, which include outstanding common stock options and warrants have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

	September 30, 2016	September 30, 2015
Options	5,903,371	3,796,583
Warrants	8,879,752	9,442,498
Total	14,783,123	13,239,081

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

For each of the nine months ended September 30, 2016 and 2015, the Company incurred $0.1 million and $0.3 million, respectively, for maintenance fees and research conducted by MSKCC. As of September 30, 2016 and December 31, 2015, $0 was due to MSKCC.

On December 21, 2015, Actinium entered into an investor rights agreement with MSKCC. Under the terms of the agreement, MSKCC has agreed to forebear from transferring or otherwise disposing of its approximately 5.7 million shares of the Company’s common stock (other than pursuant to a piggyback registration as described below) until the start of the Actimab-A Phase 2 clinical study. The Company started the Actimab-A Phase 2 clinical study in September 2016. Thereafter MSKCC is permitted to sell its shares subject to a weekly volume limitation of 150,000 shares (which limit may be increased to up to 250,000 shares per week to the extent any prior weekly allotments are not fully used) and applicable law so long as MSKCC maintains at least 25% of its current shareholding in Actinium through December 31, 2016. Actinium has granted MSKCC piggyback registration rights that would be triggered in the event Actinium were to engage in a public registered offering of its shares for its own account where other shareholders are participating as selling shareholders or where such public registered offering is for the account of other selling shareholders. In addition, Actinium granted MSKCC unlimited Form S-3 registration rights with respect to its shares following December 31, 2016.

Placement Agent:

On December 9, 2013, the Company entered into an engagement agreement with a Healthcare Investment Bank (“Placement Agent”) as its placement agent for the 2013 Common Stock Offering whereby a director of the Company was the former Head of its Healthcare Investment Banking team (“the 2013 Offering”). The 2013 Offering was completed in two tranches, December 9, 2013 and January 10, 2014. The agreement entered in on December 9, 2013 included a cash fee equal to 10% of the gross proceeds raised, a non-accountable expense reimbursement equal to 2% of the gross proceeds raised and warrants to purchase shares of the Company’s Common Stock in an amount equal to 10% of the shares of common stock issued or issuable. Subsequent to the closing of the 2013 Offering, the placement agent continued to provide certain financial advisory services to the Company until six months after the Company had up-listed its securities for trading on a U.S. National Exchange for a monthly fee of $25,000. On May 28, 2014, the Company and the placement agent agreed to terminate the December 9, 2013 engagement agreement. As of September 30, 2016 and December 31, 2015, the Company owed its placement agent $25,000.

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

Note 3 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
Prepaid insurance	$29,375	$376,906
Prepaid clinical trial expenses	1,386,874	283,430
Other prepaid expenses	142,443	143,127
Total prepaid expenses and other current assets	$1,558,692	$803,463

Note 4 - Property and Equipment

Property and equipment consisted of the following at September 30, 2016 and December 31, 2015:

		September 30,	December 31,
	Lives	2016	2015
Lab equipment	3 years	$117,325	$116,070
Office equipment	3 years	124,448	82,974
Less: accumulated depreciation		(150,602)	(92,932)
Property and equipment, net		$91,171	$106,112

Depreciation expense for the three months ended September 30, 2016 and 2015 was $20,078 and $16,820, respectively. Depreciation expense for the nine months ended September 30, 2016 and 2015 was $57,670 and $43,409, respectively.

Note 5 - Note Payable

On December 28, 2015, the Company entered into a premium finance agreement for its director and officer liability insurance policy in the amount of $0.3 million. Pursuant to the agreement, the Company was required to pay $30,077 in monthly installments for nine months.

As of September 30, 2016 and December 31, 2015, the outstanding balance related to the premium finance agreement was $0 and $0.3 million, respectively.

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

Activities for derivative warrant instruments during the nine months ended September 30, 2016 were as follows:

	Shares subject to warrants	Fair Value

Balance, December 31, 2015	1,627,369	$2,848,902

Transfer from liability to equity classification	(12,109)	(17,455)

Change in fair value	-	(2,399,639)

Balance, September 30, 2016	1,615,260	$431,808

During the nine months ended September 30, 2016, 183,718 warrants were exercised, of which 12,109 were derivative warrants. The fair value of these derivative warrants totaling $17,455 were measured on the exercise date and reclassified to additional paid-in capital.

The fair values of the derivative warrants were calculated using a modified binomial valuation model with the following assumptions at each balance sheet date.

	September 30,	December 31,
	2016	2015

Market value of common stock on measurement date (1)	$1.35	$3.23
Adjusted exercise price	$2.34	$2.48
Risk free interest rate (2)	0.59%	1.06%
Warrant lives in years	1.25 years	2.0 years
Expected volatility (3)	75%	87%
Expected dividend yield (4)	-	-
Probability of stock offering in any period over 5 years (5)	100%	100%
Offering price (6)	$1.25	$2.60

(1)	The market value of common stock at the above measurement dates is based on the Company’s closing price quoted on the NYSE MKT.

(2)	The risk-free interest rate was determined by management using the Treasury Bill rate as of the respective measurement date.

(3)	As of September 30, 2016 and December 31, 2015, the volatility was estimated using the historical volatilities of the Company’s common stock traded in NYSE MKT market.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management determines the probability of future stock offering at each evaluation date.

(6)	Represents the estimated offering price in future offerings as determined by management.

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

The Company met its first milestone in 2012 and upon reaching the milestone the Company paid AbbVie Biotherapeutics Corp. a milestone payment of $750,000 on July 24, 2012. The milestone payment for the Phase 1 Clinical Trial was recorded as research and development expense. In September 2016, the Company met its second milestone and accrued $750,000 as a research and development expense.

b.	MSKCC - see Note 2 - Related Party Transactions.

c.	Oak Ridge National Laboratory (“ORNL”) – The Company is contracted to purchase radioactive material to be used for research and development, with a renewal option at the contract end. On December 21, 2015, the Company signed a contract with ORNL to purchase $0.9 million of radioactive material during 2016. For the nine months ending September 30, 2016, the Company purchased approximately $0.4 million of radioactive material with ORNL.

d.	Icon Clinical Research, LLC (“Icon”) provides project management services for the study of the drug Ac-225-HuM195 (Actimab-A) used in the Company’s Phase 1 and Phase 2 clinical trials. The total project was estimated to cost approximately $1.9 million and required a 12.5% down payment of the total estimated project cost. The down payment totaling $0.2 million was paid in 2007 and 2012. On August 6, 2012, October 22, 2012 and May 16, 2013, the agreement was amended to provide for additional services. The total project is now estimated at approximately $2.7 million. Icon invoices the Company when services are rendered and the Company records the related expense to research and development expense.

For the nine months ended September 30, 2016 and 2015, the Company incurred expenses of approximately $0.5 million and $0.4 million, respectively, related to this agreement.

e.

On June 15, 2012, the Company entered into a license and sponsored research agreement with Fred Hutchinson Cancer Research Center (“FHCRC”) to build upon previous and ongoing clinical trials, with BC8 (licensed antibody). FHCRC has currently completed both a Phase 1 and Phase 2 clinical trial with BC8 and the Company initiated a pivotal Phase 3 trial leading to submission of a BLA. The Company has been granted exclusive rights to the BC8 antibody and related master cell bank developed by FHCRC. The cost to develop the trial will range from $25.0 million to $30.0 million, depending on the trial design as required by the FDA. Under the terms of the sponsored research agreement, the Company will fund the FHCRC lab with $0.2 million per year for the first two years and $0.3 million thereafter until June 2016. Payments made toward funding the lab will be credited toward royalty payments owed to FHCRC in the given year. A milestone payment of $1 million will be due to FHCRC upon FDA approval of the first drug. Upon commercial sale of the drug, royalty payments of 2% of net sales will be due to FHCRC.

For the nine months ended September 30, 2016 and 2015, the Company incurred expenses of approximately $0.4 million and $0.2 million, respectively, related to this agreement.

f.

On February 27, 2014, the Company entered into a manufacturing agreement with Goodwin Biotechnology Inc. ("Goodwin"). Goodwin oversees the current Good Manufacturing Practices (cGMP) production of a monoclonal antibody anticipated to be used in an upcoming phase 3 clinical trial of Iomab-B. Total cost of the agreement is $5.7 million. The Company made a non-refundable payment of $0.6 million upon execution of the agreement. Periodic payments will be made upon reaching certain milestones. As of September 30, 2016, the remaining cost of the agreement is approximately $1.9 million. Goodwin bills the Company when services are rendered and the Company records the related expense to research and development costs.

For the nine months ended September 30, 2016 and 2015, the Company paid Goodwin approximately $0.5 million and $3.9 million, respectively. As of September 30, 2016 and December 31, 2015, the Company owed $0.1 million to Goodwin.

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

During the nine months ended September 30, 2016 and 2015, the Company paid Einstein approximately $37,000 and $55,000, respectively  in full of the agreement.

h.

On February 16, 2016, the Company entered into a CRO agreement with Medpace, Inc. (“Medpace”). Medpace provides project management services for the study of Iomab-B used for the intended Phase 3 clinical trial. The total project is estimated to cost approximately $7.2 million. The Company paid approximately $2.6 million during the nine months ended September 30, 2016. Medpace bills the Company when services are rendered and the Company records the related expense to research and development costs.

i.

On August 4, 2016, the Company entered into a CRO agreement with Vector Oncology Solutions, LLC (“Vector”). Vector provides project management services for the study of Actimab-A used for the intended Phase 2 clinical trial. The total project is estimated to cost approximately $4.6 million. The Company paid approximately $0.7 million during the nine months ended September 30, 2016. Vector bills the Company when services are rendered and the Company records the related expense to research and development costs.

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

In August 2016, the Company expanded its office space at 275 Madison Avenue, 6th Floor, New York, NY 10016, for an additional $2,400 per month over a 12-month term.

On April 22, 2014, the Company entered into a sublease agreement for office space located at 379 Thornall Street, Edison, NJ. This agreement expired on September 30, 2016. The Company issued a letter of credit for $34,733 to the existing tenant and maintained a $34,733 certified deposit as collateral for the letter of credit. The letter of credit is being terminated and the money will be returned to the Company in full.

Future minimum obligations on the lease from Relmada are:

For the year ending September 30, 2017	$225,840
For the year ending September 30, 2018	199,440
For the year ending September 30, 2019	49,860
Total	$475,140

Note 8 - Equity

During the nine months ended September 30, 2016, the Company issued 3,504,493 shares of common stock for gross proceeds of $6.8 million as part of its At-The-Market (“ATM”) sales agreement with an investment bank.

During the nine months ended September 30, 2016, the Company issued 125,862 common shares for the cashless exercise of warrants.

During the nine months ended September 30, 2016, the Company issued 23,212 common shares for the exercise of options.

Restricted Stock

During the nine months ended September 30, 2016, the Company granted 85,750 shares of restricted common stock to two consultants with an aggregated fair value of $173,850 based on the stock prices on the grant dates. 10,750 shares vested upon execution of the consulting agreement and 75,000 shares vested in six months.

During the nine months ended September 30, 2016, 26,000 restricted shares vested and the Company issued common shares.

For the three months ended September 30, 2016 and 2015, the Company recorded approximately $0.1 million and $0.3 million, respectively, in stock-based compensation for all of the restricted shares outstanding. For the nine months ended September 30, 2016 and 2015, the Company recorded approximately $0.3 million and $3.5 million, respectively, in stock-based compensation for all of the restricted shares outstanding.

Stock Options

Following is a summary of option activities for the nine months ended September 30, 2016:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2015	3,971,583	4.34	8.01	2,964,146
Granted	2,055,000	1.99	9.53	-
Exercised	(23,212)	0.78	-	-
Cancelled	(100,000)	1.91	-	-
Outstanding, September 30, 2016	5,903,371	3.58	8.05	347,882

Exercisable, September 30, 2016	2,452,200	4.66	6.33	347,882

During the nine months ended September 30, 2016, the Company granted employees and board of directors 2,055,000 options to purchase the Company’s common stock with an exercise price ranging from $1.72 per share to $2.25 per share, a term of 10 years, and a vesting period of 4 years. The options have an aggregated fair value of $3.0 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate range from 1.32% to 1.66% (2) expected life of 6 years, (3) expected volatility of 82.47% to 87.95%, and (4) zero expected dividends. During the nine months ended September 30, 2016, the Company recorded $0.3 million in stock-based compensation in relation to these options.

The fair value of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at September 30, 2016 was $7.4 million. During the three months ended September 30, 2016 and 2015, the Company recorded total option expense of $1.0 million and $0.8 million. For each of the nine months ended September 30, 2016 and 2015, the Company recorded total option expense of $2.7 million.

Warrants

Following is a summary of warrant activities for the nine months ended September 30, 2016:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, December 31, 2015	9,018,470	3.73	2.93	10,199,230
Granted	45,000	1.67
Exercised	(183,718)	-	-	-
Outstanding, September 30, 2016	8,879,752	3.75	2.20	2,921,516

Exercisable, September 30, 2016	8,569,752	3.63	2.02	2,921,516

During the nine months ended September 30, 2016, 183,718 warrants were exercised by the warrant holders. The Company issued 125,862 shares of common stock as a result of these exercises. During the nine months ended September 30, 2016, 45,000 warrants with exercise prices ranging from $1.35 to $1.77 per share were granted.

During the three months ended September 30, 2016 and 2015, the Company recorded stock-based compensation expense related to the warrants of $4,966 and $57,772, respectively. During the nine months ended September 30, 2016 and 2015, the Company recorded stock-based compensation expense related to the warrants of $0.1 million and $0.2 million, respectively.

Note 9 - Subsequent Events

On October 22, 2016, the Company issued 1,000 shares of common stock to an employee for vested grant.

On October 18, 2016, Iomab-B, was granted orphan designation in the European Union (EU) by the European Medicines Agency (EMA).

On October 4, 2016, the Company sold through an underwritten public offering of 8,000,000 shares of its common stock at a price to the public of $1.25. In addition, Actinium granted the underwriters a 30-day option to purchase up to an additional 1,200,000 shares of common stock solely to cover over-allotments, if any. The Company received $10 million in gross proceeds in the offering, increasing the Company's cash on hand to $25,527,385, before deducting offering expenses.

Subsequent to October 1, 2016, the Company granted two employees a total of 20,000 options to purchase the Company’s common stock.

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

Description of Business

Actinium is a biotechnology company committed to developing breakthrough therapies for life threatening diseases using its alpha particle immunotherapy (APIT) platform and other related and similar technologies. Our most advanced products are Actimab™-A, an antibody-drug construct containing actinium 225 (Ac-225), currently in human clinical trials for acute myeloid leukemia (AML) and Iomab™-B, an antibody-drug construct containing iodine 131 (I-131), used in myeloconditioning for hematopoietic stem cells transplantation (HSCT) in various indications. We initiated the pivotal Phase 3 trial of Iomab™-B for bone marrow conditioning for HSCT in relapsed and refractory AML patients’ age of 55 and older, which upon successful completion of our clinical trials we intend to submit for marketing approval. We are currently also considering filing an application with the U.S. Food and Drug Administration (FDA) for breakthrough therapy designation for Actimab™-A and/or Iomab™-B. We are developing our cancer drugs using our expertise in radioimmunotherapy. In addition, our Ac-225 based drug development relies on the patented Alpha Particle Immunotherapy Technology (APIT) platform technology co-developed with Memorial Sloan Kettering Cancer Center (MSKCC), a significant stockholder in our company. The APIT technology couples monoclonal antibodies (mAb) with extremely potent but comparatively safe alpha particle emitting radioactive isotopes, in particular actinium 225 and bismuth 213. The final drug construct is designed to specifically target and kill cancer cells while minimizing side effects. We intend to develop a number of products for different types of cancer and derive revenue from partnering relationships with large pharmaceutical companies and/or direct sales of its products in specialty markets in the United States.

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

On September 27, 2016, we initiated the Phase 2 clinical trial for Actimab-A. This Phase 2 clinical trial is a multicenter, open-label study that will enroll 53 patients. Patients will receive 2.0 µCi/kg/fractionated dose of Actimab-A via two injections given at day 1 and day 7. The Phase 2 trial is designed to evaluate complete response rates at up to day 42 after Actimab-A administration, where complete response is defined as complete remission (CR) or complete remission with incomplete platelet recovery (CRp). A formal interim analysis is expected to occur in mid-2017 with topline results expected in the second half of 2017. The Phase 2 trial will include peripheral blast burden as an inclusion criteria and in patients with high peripheral blast (PB) burden, the use of Hydroxyurea will be mandated with the goal of bringing PB burden below a key threshold number that we have identified from two previously complete Phase 1 clinical trials totaling 38 patients. In addition, the use of granulocyte colony-stimulating factors (GCSF) will be mandated. Low dose cytarabine has been eliminated from the protocol and the Phase 2 clinical trial will evaluate Actimab-A as a monotherapy. The secondary endpoint of the Phase 2 trial will be overall survival.

Plan of Operation

We develop drugs for the treatment of cancer with the intent to cure or significantly improve survival of the affected patients. As of now none of our drugs have been approved for sale in the United States or elsewhere. We have no commercial operations in sales or marketing of our products. All our product candidates are under development. In order to market and sell our products we must conduct clinical trials on patients and obtain regulatory approvals from appropriate regulatory agencies such as the Food and Drug Administration (FDA) in the United States and similar agencies elsewhere in the world.

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

Under our own sponsorship as well as activity at FHCRC, we have four product candidates in active clinical trials: Actimab-A (HuM195-Ac-225), Iomab-B (BC8-I-131), BC8-Y-90 and BC8-SA. At this time, the Company is actively pursuing development of Actimab-A and Iomab-B while BC8-Y-90 and BC8-SA are in physician sponsored clinical phase 1 trials at the FHCRC. Actimab-A is a combination of the monoclonal antibody we have in-licensed, Lintuzumab (HuM195), and the alpha emitting isotope actinium 225. Actimab-A has shown promising results throughout preclinical development and an ongoing clinical trial started in 2006 in acute myeloid leukemia (AML) in the elderly. We have expanded the number of patients and number of clinical centers by commencing a new AML clinical trial which we have launched in 2012. This trial targets newly diagnosed AML patients over the age of 60. In order to conduct the trial we are engaged in funding, monitoring and quality assurance and control of the Lintuzumab antibody; procurement of actinium 225 isotope; funding, monitoring and quality assurance and control of the drug candidate Actimab-A manufacturing and organizing and monitoring clinical trials. We estimate that the direct costs to completion of the ongoing Phase 2 trial will be approximately $7 million. Iomab-B is a combination of the in-licensed monoclonal antibody BC8 and the beta emitting radioisotope iodine 131. This construct has been extensively tested in Phase I and Phase 2 clinical trials in approximately 250 patients with different blood cancer indications who were in need of a hematopoietic stem cell transplantation (HSCT). Iomab-B is used to condition the bone marrow of these patients by destroying blood cancer cells in their bone marrow and elsewhere thus allowing for a subsequent transplant containing healthy donor bone marrow stem cells. We have decided to develop this drug candidate by initially focusing on the patients over 55 with active acute myeloid leukemia in relapse and/or refractory to existing treatments. We received clearance our IND for Iomab-B in December 2015 and initiated the pivotal Phase 3 trial in June 2016. We estimate the direct costs of such a trial to completion anticipated in 2018 will be approximately $25-30 million.

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

We have never generated revenue. Currently, we do not have a recurring source of revenues to cover our operating costs. We incurred a net loss for the three months ended September 30, 2016 and 2015 of approximately $6.6 million and $3.9 million, respectively. For the nine months ended September 30, 2016 and 2015, we incurred a net loss of approximately $17.6 million and $14.5 million, respectively. We believe that we have sufficient cash on hand to fund our operations through the next 12 months.

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

Results of Operations – Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Three Months Ended September 30,
	2016	2015
Revenues	$-	$-
Operating expenses:
Research and development, net of reimbursements	5,685,777	2,828,093
General and administrative	1,394,910	1,794,901
Depreciation expense	20,078	16,820
Total operating expenses	7,100,765	4,639,814
Other income (expense):
Interest expense	(666)	(588)
Gain on change in fair value of derivative liabilities	502,778	694,208
Total other income (expense)	502,112	693,620
Net loss	$(6,598,653)	$(3,946,194)

Revenues

We recorded no commercial revenues for the three months ended September 30, 2016 and 2015.

Research and Development Expense

Research and development expenses increased by approximately $2.9 million to $5.7 million for the three months ended September 30, 2016 from $2.8 million for the three months ended September 30, 2015. Actimab™-A costs increased by approximately $2.3 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. During the third quarter of 2016, we incurred significant amount of start-up costs for the Phase 2 trial for Actimab™-A and expensed closing costs associated with the Phase 1 trial of Actimab™-A. Iomab-B costs increased by about $1.6 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 mostly from the clinical research organization conducting the Phase 3 portion of the trial. We expect to incur increased research and development costs in the future.

General and Administrative Expenses

Overall, total general and administrative expenses decreased by approximately $0.4 million from approximately $1.8 million for the three months ended September 30, 2015 to $1.4 million for the three months ended September 30, 2016. The decrease was largely attributable to decrease in stock compensation costs of $0.5 million and other related expenses and professional services. We expect to incur increased general and administrative costs in the future.

Other Income (Expense)

Other income for the three months ended September 30, 2016 and 2015 was approximately $0.5 million and $0.7 million, respectively. The other income is mainly associated with changes in our warrant derivative liability. Due to the $10 million financing that was completed in October 2016 with an offering price of $1.25 per share caused the derivative warrants to be repriced at $2.34 per share from $2.48 per share. In addition, the change is also attributable to the fluctuation of our stock price from $1.77 per share at September 30, 2015 to $1.35 per share at September 30, 2016.

Net Loss

Our net loss increase by approximately $2.6 million to a net loss of approximately $6.6 million for the three months ended September 30, 2016 from net loss of $4.0 million for the three months ended September 30, 2015.

Results of Operations – Nine months ended September 30, 2016 Compared to the Nine months ended September 30, 2015

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Nine Months ended September 30,
	2016	2015

Revenues	$-	$-

Operating expenses:
Research and development, net of reimbursements	13,599,174	10,714,766
General and administrative	6,363,825	9,151,667
Depreciation expense	57,670	43,409
Total operating expenses	20,020,669	19,909,842

Other income (expense):
Interest expense	(5,007)	(7,868)
Gain on change in fair value of derivative liabilities	2,399,639	5,432,918
Total other income (expense)	2,394,632	5,425,050

Net loss	$(17,626,037)	$(14,484,792)

Revenues

We recorded no commercial revenues for the nine months ended September 30, 2016 and 2015.

Research and Development Expense

Research and development expenses increased by $2.9 million to $13.6 million for the nine months ended September 30, 2016 from $10.7 million. For the nine months ended September 30, 2016, we incurred an increase of approximately $2.5 million of Actimab-A costs. The increase was partially offset by a decrease of approximately $0.8 million of Iomab-B costs. We expect to incur increased research and development costs in the future.

General and Administrative Expenses

Overall, total general and administrative expenses decreased by approximately $2.8 million from $9.2 million for the nine months ended September 30, 2015 to $6.4 for the nine months ended September 30, 2016. The decrease was largely attributable to decrease in salaries and stock compensation costs of approximately $2.7 million and other related expenses and professional services. We expect to incur increased general and administrative costs in the future.

Other Income (Expense)

Other income was $2.4 million for the nine months ended September 30, 2016 compared to other income of $5.4 million for the nine months ended September 30, 2015. The Company recorded a gain on the change in fair value of the Company’s embedded derivative liability in the approximate amount $2.4 million during the nine months ended September 30, 2016 as compared to a gain of approximately $5.4 million during the comparable nine-month period ended September 30, 2015. The change is mainly attributable to the fluctuation of the Company’s stock price.

Net Loss

Net loss increased by approximately $3.1 million to $17.6 million for the nine months ended September 30, 2016 from approximately $14.5 million for the nine months ended September 30, 2015. The increase was primarily due to a gain from change in fair value of the derivative liability in the current nine-month period compared to the gain recorded in the nine months ended September 30, 2015.

Liquidity and Capital Resources

We have financed our operations primarily through sales of the Company’s common stock.

We do not have any cash or cash equivalents held in financial institutions located outside of the United States as of September 30, 2016 and December 31, 2015. We do not anticipate this practice will change in the future.

The following tables sets forth selected cash flow information for the periods indicated:

	For the Nine Months Ended September 30,
	2016	2015

Cash used in operating activities	$(16,548,377)	$(14,579,505)
Cash used in investing activities	(92,588)	(26,945)
Cash provided by financing activities	6,525,077	32,661,693

Net change in cash	$(10,115,888)	$18,055,243

Net cash used in operating activities was approximately $16.5 million and $14.6 million for the nine months ended September 30, 2016 and 2015, respectively.

Net cash provided by financing activities was approximately $6.5 million and $32.7 million for the nine months ended September 30, 2016 and 2015, respectively. During the nine months ended September 30, 2016, we issued common stock and received net proceeds of approximately $6.8 million from the sale of our common stock through our ATM compared to approximately $32.8 million received from the March 2015 and June 2015 financings. The issuance of stock during the two comparative periods were partially offset by payments on notes payable of $0.3 million for each of the nine months ended September 30, 2016 and 2015.

Recent Equity Offerings

On March 24, 2014, we filed a shelf registration statement on Form S-3 (the “Registration Statement”) and deemed effective on April 17, 2014. This Registration Statement contained two prospectuses: (i) a base prospectus which covers the offering, issuance and sale by the Company of up to $200,000,000 of its common stock, preferred stock, warrants and/or units; and (ii) a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $75,000,000 of its common stock that may be issued and sold under a sales agreement (the “Sales Agreement”) with MLV & Co. LLC (“MLV”). During the quarter ended September 30, 2016, the Company issued 423,422 shares of common stock for gross proceeds of $0.7 million. Since inception of this agreement through September 30, 2016, the Company issued 9,131,112 shares of common stock for gross proceeds of $22.2 million.

During the nine months ended September 30, 2016, we issued 125,862 common shares for the cashless exercise of warrants. During the nine months ended September 30, 2016, the Company issued common shares totaling 26,000 for restricted shares granted that were not registered.

On October 4, 2016 the Company closed an underwritten public offering of 8,000,000 shares of the Company's common stock. The gross proceeds to the Company from this offering was $10,000,000, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company. The offering was conducted pursuant to a shelf registration statement that was previously filed with, and declared effective on April 17, 2014 by, the U.S. Securities and Exchange Commission.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Common Stock Price Risk

In December 2012, we issued common stock and warrants. Pursuant to ASC 815-40, we recorded the fair value of the warrants as a current liability. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the consolidated statements of operations. For the nine months ended September 30, 2016 and 2015, we recognized the change in the value of warrants of approximately $2.4 million and $5.4 million, respectively, as a gain on the consolidated statements of operations. Fair value of the derivative instruments will be affected by estimates of various factors that may affect the respective instrument, including our stock price, the risk free rate of return and expected volatility in the fair value of our stock price. As the fair value of this derivative may fluctuate significantly from period to period, the resulting change in valuation may have a significant impact on our results of operations.

On March 24, 2014, we filed a shelf registration statement on Form S-3 (the “Registration Statement”) that was deemed effective on April 17, 2014. This Registration Statement contained two prospectuses: (i) a base prospectus which covers the offering, issuance and sale by the Company of up to $200,000,000 of its common stock, preferred stock, warrants and/or units; and (ii) a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $75,000,000 of its common stock that may be issued and sold under a sales agreement (the “Sales Agreement”) with MLV. During the quarter ended September 30, 2016, the Company issued 423,422 shares of common stock for gross proceeds of $0.7 million. Since inception of this agreement through September 30, 2016, the Company issued 9,131,112 shares of common stock for gross proceeds of $22.2 million.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of September 30, 2016, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of September 30, 2016, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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

We have a limited operating history and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with this development and expansion. Since we began our business, we have focused on research, development and clinical trials of product candidates, and have incurred losses since inception. As of September 30, 2016, we had an accumulated deficit of approximately $130 million. Although we believe we have enough working capital for operations for the next 12 months, if we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment.

Although we believe we have enough working capital for operations for the next 12 months, we do not currently have sufficient capital for the development and commercialization of our lead product candidate and we will need to continue to seek capital from time to time to continue development of our lead product candidates and to acquire and develop other product candidates. Our first product candidate is not expected to be commercialized, if approved, until at least 2018 and we do not expect that the partnering revenues it will generate will be sufficient to fund our ongoing operations. Our cash balance as of September 30, 2016 was approximately $15.5 million. During the nine months ended September 30, 2016, we raised total net proceeds of approximately $6.8 million from the completion of public offerings of common stock. We believe we have enough cash for at least the next 12 months to finance research and development and to cover our ongoing working capital needs.

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

We believe we have enough cash for at least the next 12 months to finance research and development and to cover our ongoing working capital needs. We have financed our operations primarily through sales of stock. It is likely that during the next twelve months we will seek to raise additional capital through the sales of stock in order to expand our level of operations to continue our research and development efforts.

Any sale of common stock by us in a future public or private placement offering could result in dilution to the existing stockholders as a direct result of our issuance of additional shares of our capital stock. In addition, our business strategy may include expansion through internal growth or by establishing strategic relationships with targeted customers and vendor. In order to do so, or to finance the cost of our other activities, we may issue additional equity securities that could dilute our stockholders’ stock ownership. We may also assume additional debt and incur impairment losses related to goodwill and other tangible assets if we acquire another company and this could negatively impact our earnings and results of operations.

Our common stock has been considered a Penny Stock.

During the fiscal year 2013 and through the third quarter of 2016 our common stock has or had been a penny stock, therefore, when our stock is considered a penny stock trading in our securities may be subject to penny stock considerations. Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Sale of Common Shares. Pursuant to the terms of an investor rights agreement entered into on December 21, 2015 between the Company and Memorial Sloan Kettering Cancer Center (MSKCC), MSKCC has sold 992,826 shares of the Company’s common stock through the date of this report. Under the terms of the agreement, MSKCC agreed to forebear from transferring or otherwise disposing of its approximately 5.7 million shares of the Company’s common stock until the start of the Actimab-A Phase 2 clinical study. We started the Actimab-A Phase 2 clinical study in September 2016. Thereafter MSKCC shall be permitted to sell its shares subject to a weekly volume limitation of 150,000 shares (which limit may be increased to up to 250,000 shares per week to the extent any prior weekly allotments are not fully used) and applicable law so long as MSKCC maintains at least 25% of its current shareholding in the Company through December 31, 2016. MSKCC’s sale of shares was reported on a Schedule 13D/A filed with the Securities and Exchange Commission on April 21, April 26, May 26, May 31, June 2, June 6, June 17, July 5, July 7, July 12, July 14, August 17, August 30 and September 1, 2016.

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

ACTINIUM PHARMACEUTICALS, INC.

Date: October 28, 2016	By:	/s/ Kaushik J. Dave
Kaushik J. Dave
Chief Executive Officer and Interim Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Interim Principal Financial and Accounting Officer)

