Form 10-K
period 2016-12-31
Actinium Pharmaceuticals, Inc.
filed 2017-03-16
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

  ☒       Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2016

or

☐      Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

  For the transition period from _____to _____

COMMISSION FILE NUMBER: 000-52446

ACTINIUM PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-2963609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 Madison Avenue, 7th Fl.

New York, NY 10016

(Address of principal executive offices) (Zip Code)

(646) 677-3870

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the act): Yes  ☐    No  ☒

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of the common stock on the NYSE MKT on June 30, 2016 was $80,515,360.

As of March 16, 2017, 55,807,742 shares of common stock, $0.001 par value per share, were outstanding.

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

PART I

Item 1. Business.

Business Overview

Our most advanced products are Iomab™-B, an antibody-drug construct containing iodine 131 (I-131), used in myeloconditioning for hematopoietic stem cells transplantation (HSCT) in various indications and Actimab™-A, an antibody-drug construct containing actinium 225 (Ac-225), currently in human clinical trials for acute myeloid leukemia (AML). We are currently conducting a pivotal Phase 3 trial of Iomab™-B for bone marrow conditioning for HSCT in patients with relapsed or refractory AML age of 55 and older, which upon successful completion of our clinical trials we intend to submit for marketing approval. We are currently conducting a Phase 3 trial of Iomab™-B for bone marrow conditioning for HSCT in patients with relapsed or refractory AML age of 55 and older, which upon successful completion of our clinical trials, we intend to submit for marketing approval. We are currently also considering filing an application with the U.S. Food and Drug Administration (FDA) for breakthrough therapy designation for Actimab™-A and/or Iomab™-B. We are developing our cancer drugs using our expertise in radioimmunotherapy. In addition, our Ac-225 based drug development relies on the patented Alpha Particle Immunotherapy Technology (APIT) platform technology co-developed with Memorial Sloan Kettering Cancer Center (MSKCC), who is a significant stockholder in our company. The APIT technology couples monoclonal antibodies (mAb) with extremely potent but comparatively safe alpha particle emitting radioactive isotopes, in particular actinium 225. The final drug construct is designed to specifically target and kill cancer cells while minimizing side effects. We intend to develop a number of products for different types of cancer and derive revenue from partnering relationships with large pharmaceutical companies and/or direct sales of its products in specialty markets in the United States.

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

Market Opportunity

We are competing in the marketplace for cancer treatments estimated to reach over $83 billion in 2016 sales, according to “The Global Use of Medicines: Outlook Through 2016 Report by the IMS Institute for Healthcare Informatics, July 2012”. While surgery, radiation and chemotherapy remain staple treatments for cancer, their use is limited by the fact that they often cause substantial damage to normal cells. On the other hand, targeted monoclonal antibody therapies exert most or all of their effect directly on cancer cells, but often lack sufficient killing power to eradicate all cancer cells with just the antibody. A new approach for treating cancer is to combine the precision of antibody-based targeting agents with the killing power of radiation or chemotherapy by attaching powerful killing agents to precise molecular carriers called monoclonal antibodies (mAb). We use mAbs labeled with radioisotopes to deliver potent doses of radiation directly to cancer cells while sparing healthy tissues. The radioisotopes we use are the alpha emitter Ac-225 and the beta emitter I-131. I-131 is among the best known and well characterized radioisotopes. It is used very successfully in treatment of papillary and follicular thyroid cancer as well as other thyroid conditions. It is also attached to a monoclonal antibody in treatment of Non-Hodgkin’s Lymphoma (“NHL”). It is also used experimentally with different carriers in other cancers. Ac-225 has many unique properties and we believe we are a leader in developing this alpha emitter for clinical applications using our proprietary APIT technology.

Our most advanced products are Iomab™-B, I-131 labeled mAb for preparation of relapsed and refractory AML patients for HSCT; and Actimab™-A, Ac-225 labeled mAb for treatment of newly diagnosed AML, a cancer of the blood, in patients ineligible for currently approved therapies. Iomab™-B offers a potentially curative treatment for these patients, most of whom do not survive beyond a year after being diagnosed with this condition. Iomab™-B has also demonstrated efficacy in HSCT preparation for other blood cancer indications, including myelodysplastic syndrome (“MDS”), acute lymphoblastic leukemia (“ALL”), Hodgkin’s Lymphoma, and Non-Hodgkin’s Lymphoma (“NHL”). These are all follow-on indications for which Iomab™-B can be developed and it is our intention to explore these opportunities at a future date. We believe the aggregate worldwide market potential for the treatment of AML, MDS, ALL, Hodgkin’s Lymphoma, multiple myeloma and NHL is approximately $4.1 billion.

On December 16, 2015, Company announced that the FDA cleared the Company's IND filing for Iomab-B, and that it will proceed with a pivotal, Phase 3 clinical trial. Actinium anticipates the Phase 3, controlled, randomized, pivotal trial will complete enrollment of patients by 2018 and assuming that the trial meets its end points, it will form the basis for a Biologics Licensing Application (“BLA”). The Company, in its recently approved IND filing, established an agreement with the FDA that the path to a Biologics License Application submission would include a single, pivotal Phase 3 clinical study if it is successful. The population in this two arm, randomized, controlled, multicenter trial will be refractory and relapsed Acute Myeloid Leukemia (“AML”) patients over the age of 55. The trial size was set at 150 patients with 75 patients per arm. The primary endpoint in the pivotal Phase 3 trial is durable complete remission, defined as a complete remission lasting at least 6 months and the secondary endpoint will be overall survival at one year. There are currently no effective treatments approved by the FDA for AML in this patient population and there is no defined standard of care. Iomab-B has completed several physicians sponsored clinical trials examining its potential as a conditioning regimen prior to HSCT in various blood cancers, including the Phase 1/2 study in relapsed and/or refractory AML patients. The results of these studies in over 300 patients have demonstrated the potential of Iomab-B to create a new treatment paradigm for bone marrow transplants by: expanding the pool to ineligible patients who do not have any viable treatment options currently; enabling a shorter and safer preparatory interval for HSCT; reducing post-transplant complications; and showing a clear survival benefit including curative potential.

In September 2016, we initiated the Phase 2 clinical trial for Actimab-A. This Phase 2 clinical trial is a multicenter, open-label study that will enroll 53 patients. Patients will receive 2.0 µCi/kg/fractionated dose of Actimab-A via two injections given at day 1 and day 7. The Phase 2 trial is designed to evaluate complete response rates at up to day 42 after Actimab-A administration, where complete response is defined as complete remission (CR) or complete remission with incomplete platelet recovery (CRp). A formal interim analysis is expected to occur in mid-2017 with topline results expected in the second half of 2017. The Phase 2 clinical trial includes peripheral blast burden as an inclusion criteria and in patients with high peripheral blast (PB) burden, the use of Hydroxyurea will be mandated with the goal of bringing PB burden below a key threshold number that we have identified from two previously complete Phase 1 clinical trials totaling 38 patients. In addition, the use of granulocyte colony-stimulating factors (GCSF) will be mandated. Low dose cytarabine has been eliminated from the protocol and the Phase 2 clinical trial will evaluate Actimab-A as a monotherapy. The secondary endpoint of the Phase 2 clinical trial will be overall survival.

In February 2017, we initiated a Phase 1 investigator initiated clinical trial to study Actimab-M in multiple myeloma (MM). Multiple myeloma is a cancer of plasma cells that is currently incurable. The Phase 1 trial will enroll up to 12 patients with relapsed or refractory multiple myeloma who have positive CD33 expression. This Phase 1 study is designed as a dose escalation study intended to assess safety, establish maximum tolerable dose (MTD) and assess efficacy. Patients will be administered Actimab-M on day 1 at an initial dose of 0.5 µCi/kg and then assessed at day 42 for safety and efficacy. The dose can be increased to 1.0 µCi/kg or reduced to 0.25 µCi/kg based on safety assessment that will evaluate dose limiting toxicities (DLTs). Patients may receive up to 8 cycles of therapy but in no event will cumulative administration exceed 4.0 µCi/kg of Actimab-M.

Other potential product opportunities in which significant preclinical work is being undertaken include metastatic colorectal cancer, metastatic prostate cancer and antiangiogenesis which reduces the blood supply to solid tumors. We believe the worldwide market potential for the treatment of metastatic colorectal cancer is approximately $4.8 billion, and we believe the worldwide market potential for the treatment of metastatic prostate cancer is approximately $6.0 billion. We also believe the worldwide market potential for the treatment of Glioblastoma Multiforme, a potential indication based on an antiangiogenesis approach, is approximately $1.1 billion. We estimate the market potential for these indications based on company research published rates of disease incidence and company calculations based on costs of currently used therapies.

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

In March 2016, the FDA granted orphan drug designation for Ioamb-B and in October 2016 the European Medicines Agency (EMA) granted orphan designation in the European Union (EU) for Iomab-B. In November 2014, the FDA granted orphan-drug designation for Actimab™-A and in December 2016 we submitted an application to the EMA for orphan designation in the EU for Actimab-A. The FDA, through its Office of Orphan Products Development, grants orphan status to drugs and biologic products that are intended for the safe and effective treatment, diagnosis, or prevention of rare diseases or disorders that affect fewer than 200,000 people in the United States. Orphan drug designation provides a drug developer with certain benefits and incentives, including a period of marketing exclusivity if regulatory approval is ultimately received for the designated indication; potential tax credits on United States clinical trials; eligibility for orphan drug grants; and waiver of certain administrative fees. The EMA, through its Committee for Orphan Medicinal Products (COMP), examines applications for orphan designation. To qualify for orphan designation, the prevalence of the condition must be less than 5 in 10,000, it must be life threatening or chronically debilitating and there must be no satisfactory method of treating the condition. Sponsors who obtain orphan designation receive numerous incentives including protocol assistance, a reduction or waving of fees and 10 years of market exclusivity should the therapy be approved. The process of filing and receiving the orphan medicines designation can take between eight to fourteen months in most cases.

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

Acquisition of Actinium

On December 28, 2012, Actinium Pharmaceuticals, Inc. (“Actinium”) completed a share exchange with Cactus, whereby Cactus acquired 21% of the issued and outstanding capital stock of Actinium Corporation from the shareholders of Actinium Corporation in exchange for the issuance of 4,333,489 shares of Common Stock of the Company to the Actinium shareholders. As part of the share exchange, Actinium Corporation paid $250,000 to the shareholders of Cactus before the consummation of the share exchange.

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

On March 11, 2013, Actinium Corporation continued its share exchange with the Company, whereby we acquired an additional 36% of the issued and outstanding capital stock of Actinium Corporation from the Actinium Corporation shareholders in exchange for the issuance of 7,756,840 shares of Common Stock of the Company to the Actinium Shareholders.  On August 22, 2013, Actinium Corporation continued its share exchange with the Company, whereby the Company acquired an additional 30.4% of the issued and outstanding capital stock of Actinium Corporation from the Actinium Corporation shareholders in exchange for the issuance of 6,383,475 shares of Common Stock of the Company to the Actinium Shareholders.  On September 25, 2013 in accordance with a Certificate of Ownership Merging Actinium Corporation into the Company, the Company merged into itself Actinium Corporation, and Actinium Corporation ceased to exist. As a result of the merger, Actinium Corporation stock owned by the Company has been cancelled and each share of Actinium Corporation not owned by the Company was exchanged for 0.333 shares of Company common stock.

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

Iomab-B is currently in a pivotal Phase 3 trial in patients with relapsed or refractory AML who are age 55 and over prior to a HSCT. Actimab™-A is currently in the Phase 2 portion of a Phase 1/2 trial in newly diagnosed elderly AML patients. In addition, using our patented APIT platform and via our collaboration with MSKCC, the Company has preclinical data on potential drug candidates in several other cancer indications and expects to further develop these into clinical stage drug candidates.

Actinium Corporation has one wholly owned subsidiary, MedActinium, Inc., a Delaware corporation, which is party to certain isotope related licenses and contracts on which we rely on.

Our executive office is located at 275 Madison Ave, 7th Floor, New York, NY 10016 and telephone number is (646) 677-3870. Our website address is http://www.actiniumpharma.com. Except as set forth below, the information on our website is not part of this Annual Report on Form 10-K.

Summary of Scientific and Business Achievements:

Our key scientific and business achievements to date include:

●	Iomab-B related:

	-	In-licensing a Phase 2 clinical stage monoclonal antibody, BC8, with safety and efficacy data in more than 250 patients in need of HSCT, currently in 7 active Phase 1 and Phase 2 clinical trials;
	-	Commencing pivotal Phase 3 trial for Iomab-B;
	-	Obtaining clearance by the FDA to proceed with the Phase 3 trial Iomab-B; and
	-	Commencing manufacturing development of commercial scale and quality production of Iomab-B.

●	Actimab-A related:

	-	Completing the Phase 1 portion of a Company sponsored multi-center Phase 1/2 clinical trial for Actimab™-A in elderly AML patients;
	-	Commencing Phase 2 portion of Company sponsored trial for Actimab™-A in elderly AML patients;
-

Modifying protocol for Phase 2 portion of the trial to account for peripheral blast burden, mandating the use of hydroxyurea in certain patients and eliminate use of low-dose cytarabine;

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

Clinical Trials

Iomab™-B

Iomab™-B is our lead product candidate currently in a pivotal Phase 3 multicenter clinical trial. It consists of the monoclonal antibody BC8 and beta emitting radioisotope iodine 131 (I-131). The indication for that trial is bone marrow conditioning for HSCT in patients with relapsed and refractory AML over the age of 55.

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

We have obtained FDA’s comment and guidance on the Iomab™-B Phase 3 clinical trial design, and the FDA has identified the following design features as generally acceptable, dependent on the results of the trial:

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

Actimab™-A

Actimab™-A is currently in the Phase 2 portion of a multicenter Phase 1/2 clinical trial in AML. It consists of the monoclonal antibody Lintuzumab and alpha emitting radioisotope actinium 225 (Ac-225). The indication in the ongoing trial is newly diagnosed AML patients over the age of 60.

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

Ongoing Actimab™-A trial:

We have completed the Phase 1 portion of our first company sponsored Phase 1/2 multi-center trial with fractionated (two) doses of Actimab™-A, for the treatment of patients newly diagnosed with AML over the age of 60. Actimab-A consists of an AML specific monoclonal antibody (HuM195, also known as Lintuzumab™) and the actinium 225 radioactive isotope attached to it. Results from the Phase 1 portion of the trial showed that 28% (5 of 18) of patients had objective responses (2CR, 1CRp and 2 Cri (complete remission with incomplete blood count recovery)) with median response duration of 9.1 months. Mean bone marrow blast reduction amongst evaluable patients (14 of 18) was 67% with 57% of patients having bone marrow blast reduction of 50% or greater and 79% (11 of 14) of patients having bone marrow blast reductions after Cycle 1 of therapy. Maximum tolerated dose (MTD) was not reached in this trial. We have elected to progress to the Phase 2 portion of the trial at 2.0 μCi/kg/fraction, the highest dose level from the Phase 1 portion of the trial.

The Phase 2 portion of the trial will enroll 53 patients and will study Actimab-A as a monotherapy. The Company received agreement from the FDA for multiple revisions to the trial protocol for the Phase 2 portion of the trial that include:

-	Removing the use of low dose cytarabine from the Phase 2 protocol,
-	Stipulating Peripheral blast burden as an inclusion criteria with 200 ML being the threshold
-	Mandating the use of hydroxyurea in patients with peripheral blast count above 200 ML to lower their peripheral blasts below 200ML/ prior to Actimab-A administration
-	Mandating the use of granulocyte colony-stimulating factor (GCSF) support

Bismab-A trials and the Phase 1 Actimab™-A trial were focused on relapsed, refractory and other difficult to treat acute myeloid leukemia patients. The current multicenter Phase 1/2 trial is focused on newly diagnosed AML patients who have historically had better outcomes.

Actimab-M

Actimab-M is comprised of the anti-CD33 monoclonal antibody HuM-195 coupled to actinium 225, an alpha-particle emitting radioisotope, and is the same construct of Actinium’s Actimab-A, which is currently being studied in a Phase 2 clinical trial in patients newly diagnosed with acute myeloid leukemia (AML) who are over the age of 60. The Phase 1 trial for Actimab-M is an, open label, dose-escalation study. Patients will be administered a starting dose level of 0.5 μCi/Kg of Actimab-M via infusion on day 1 of each cycle for up to 8 cycles with each cycle lasting 42 days. If this dose level is deemed safe, a second dose level of 1.0 μCi/kg will be explored for up to 4 cycles also of 42 days per cycle. Total dose received per patient is not to exceed 4.0 μCi/kg. In the event of dose limiting toxicities (DLTs) at the 0.5 μCi/Kg dose level, a dose level of 0.25 μCi/Kg will be explored. The Phase 1 trial will estimate maximum tolerated dose (MTD), assess adverse events, measure response rates (objective response rate, complete response rate, stringent complete response rate, very good partial response rate and partial response rate) as well as progression free survival (PFS) and overall survival (OS).

Operations

Our current operations are primarily focused on furthering the development of our lead clinical drug candidates Iomab™-B and Actimab™-A, supporting investigator initiated clinical trials that use our drug candidates and leveraging our alpha particle immunotherapy technology platform to create new clinical programs.

Operations related to Iomab™-B include progressing the ongoing multi-center Phase 3 pivotal trial (a trial that leads to registration trial marketing approved by the FDA) which include investigator engagement, site activation and supporting patient enrollment. In addition, we are focused on commercial scale manufacturing suitable for an approval trial and preparation of appropriate regulatory submissions.

In the case of Actimab-M and Actimab™-A respectively, key ongoing activities include progressing the ongoing investigator sponsored Phase 1 and multi-center Phase 2 portions of our trials, managing isotope and other materials supply chain, and managing the manufacturing of the finished drug candidate product. We have secured access to much of the currently available world reserves of Ac-225 and Bi-213 through a renewable contractual arrangement with the United States Department of Energy (DOE). We project that these quantities are sufficient to support early stages of commercialization of alpha isotopes based products. The Company has also developed its own proprietary process for industrial scale Ac-225 production in a cyclotron in quantities adequate to support full product commercialization.

For the years ended December 31, 2016, 2015 and 2014, we incurred approximately $17.5 million, $13.3 million and $12.3 million, respectively, on research and development activities.  These expenditures consisted of materials maintenance and purchases, supply chain development and implementation, drug candidate manufacturing expenditures, clinical trials costs and intellectual property portfolio related expenses. None of the costs of such research and development activities were borne by customers.  For the years ended December 31, 2016, 2015 and 2014, our net loss was approximately $24.3 million, $21.0 million and $24.7 million, respectively.

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

We agreed to make milestone payments totaling $2.5 million for the achievement of contracted milestones. These milestones include (i) a payment of $750,000 upon the filing of a New Drug Application (“NDA”) or regulatory approval for each licensed product and (ii) a payment of $1,750,000 upon the receipt of regulatory approval from the U.S. FDA for each licensed product. All the milestones and payments are related to products based on alpha emitter based products. Currently, the only such product in clinical development is Actimab-A. As of December 31, 2016, we had no outstanding balance with MSKCC.

Under the agreement, we agreed to pay to MSKCC on a country-by-country basis a royalty of 2% of net sales of all licensed products until the later of: (1) 10 years from the first commercial sale, or (2) when the patents expire. We expect to file the NDA for regulatory approval in 2018.

c.	Oak Ridge National Laboratory (ORNL) – The Company is contracted to purchase radioactive material to be used for research and development, with a renewal option at the contract end. For the years ended December 31, 2016, 2015 and 2014, the Company purchased approximately $1.0 million, $0.8 million and $0.6 million, respectively, of radioactive material with ORNL. On January 9, 2017 the Company signed a contract with ORNL to purchase $0.7 million of radioactive material.

d.	Icon Clinical Research, LLC (“Icon”, formerly AptivSolutions) provides project management services for the study of the drug Ac-225-HuM195 (Actimab-A) used in the Company’s Phase 1 and Phase 2 clinical trials. The total project was estimated to cost approximately $1.9 million and required a 12.5% down payment of the total estimated project cost. Following several amendments the total project is now estimated at approximately $2.7 million. Icon invoices the Company when services are rendered and the Company records the related expense to research and development expense. For the years ended December 31, 2016, 2015 and 2014, the Company incurred expenses of approximately $0.8 million, $0.4 million and $0.4 million, respectively, related to this agreement.

e.	On June 15, 2012, the Company entered into a license and sponsored research agreement with Fred Hutchinson Cancer Research Center (FHCRC) to build upon previous and ongoing clinical trials, with BC8 (licensed antibody). FHCRC has currently completed Phase 1 and Phase 2 of the clinical trial and the Company intends to start preparation for a pivotal trial leading to an FDA approval. The Company has been granted exclusive rights to the BC8 antibody and related master cell bank developed by FHCRC. The cost to develop the trial will range from $13.2 million to $23.5 million, depending on the trial design as required by the FDA. Under the terms of the sponsored research agreement, the Company will fund the FHCRC lab with $0.2 million per year for the first two years and $0.3 million thereafter. Payments made toward funding the lab will be credited toward royalty payments owed to FHCRC in the given year. A milestone payment of $1 million will be due to FHCRC upon FDA approval of the first drug. Upon commercial sale of the drug, royalty payments of 2% of net sales will be due to FHCRC. During the years ended December 31, 2016, 2015 and 2014, the Company recorded fees of approximately $0.4 million, $0.3 million and $0.2 million, respectively, related to this agreement.

f.

On February 27, 2014, the Company entered into a manufacturing agreement with Goodwin Biotechnology Inc. ("Goodwin"). Goodwin oversees the current Good Manufacturing Practices (cGMP) production of a monoclonal antibody anticipated to be used in our phase 3 clinical trial of Iomab-B. Total cost of the agreement is approximately $6.8 million. The Company made a non-refundable payment of $0.6 million upon execution of the agreement. Periodic payments will be made upon reaching certain milestones. As of December 31, 2016, the remaining cost of the service agreement (only) is approximately $2.6 million. Goodwin bills the Company when services are rendered and the Company records the related expense to research and development costs.

For the years ended December 31, 2016, 2015 and 2014, the Company paid Goodwin (service fees and materials) approximately $0.7 million, $4.2 million and $3.6 million, respectively. As of December 31, 2016 and 2015, the Company owed Goodwin $0.1 million.

g.	On September 30, 2014, the Company entered into a research agreement with the Albert Einstein College of Medicine of Yeshiva University (“Einstein”). According to the agreement, Einstein will use certain materials provided by the Company to complete a research project. The research project will explore the feasibility of using Actinium 225 to prepare patients with blood borne cancers to receive a hematopoietic stem cell transplant. Einstein will periodically provide the Company with reports showing project data or research. The total fixed price of the project is $0.2 million which is payable to Einstein in three payments. During 2016, 2015 and 2014, we paid approximately $37,000, $0.1 million, $0.1 million, respectfully in full of the agreement.

h.

On February 16, 2016, the Company entered into a CRO agreement with Medpace, Inc. (“Medpace”). Medpace provides project management services for the Iomab-B Phase 3 clinical trial. The total project is estimated to cost approximately $7.2 million. For the year ended December 31, 2016, the Company paid approximately $2.6 million.

i.

On August 4, 2016, the Company entered into a CRO agreement with Vector Oncology Solutions, LLC (“Vector”). Vector provides project management services for the study of Actimab-A used for our Phase 2 clinical trial. The total project is estimated to cost approximately $4.6 million. For the year ended December 31, 2016, the Company paid approximately $1.0 million.

Intellectual Property Portfolio

Intellectual Property

We have developed or in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets relating to the development and commercialization of our products. In the past year, the Company has strengthened its IP positioning with the allowance of three additional patents and further allowances are anticipated in 2017. As of March 10, 2017 our patent portfolio includes: 61 issued and pending patents, of which 10 are issued in the United States, 50 are issued or pending internationally, and 1 is pending in the United States. Additionally, several non-provisional patent applications are expected to be filed in 2017 based on provisional patent applications filed in 2016. This is part of an ongoing strategy to continue to strengthen the company’s IP position. About half of our patents are in-licensed from third parties and half are held by us. These patents cover key areas of our business, including use of the actinium-225 and other alpha emitting isotopes attached to cancer specific carriers like monoclonal antibodies, methods for manufacturing key components of our product candidates including actinium-225 alpha emitting radioisotope and carrier antibodies, and methods for manufacturing finished product candidates for use in cancer treatment. The table below classifies these patents by related family:

Area	Description	US Expiration	US Status	Owner/ Licensor

Platform technology	Antibody conjugates with DOTA chelators; methods of treating cancer using the same	2021	Issued	MSKCC

Platform technology	Radioimmunoconjugate generation	2029	Issues	Owned

Drug preparation methods	Actinium 225 labeling method (binding to an antibody)	2030	Pending	Owned

Drug preparation methods	Bismuth 213 labeling method (binding to an antibody)	2019	Issued	MSKCC

Isotope production methods	Actinium 225 manufacturing in a cyclotron	2026/2027	Issued	Owned

A patent whose claims address methods of treating hematopoietic malignancies with Iomab™-B is pending; still, we have developed a proprietary strategy based on trade secret protection and the potential for orphan drug and data exclusivities. The BC8 antibody, cell line and related know-how has been exclusively licensed by us from the Fred Hutchinson Cancer Research Center (FHCRC) in exchange for milestones, royalties and research support.

Patents related to the antibody component of Actimab-A have been exclusively licensed by us from AbbVie Biotherapeutics Corp. for use with alpha-emitting radioisotopes in exchange for future development and commercialization milestones, a royalty on net sales for a period of 12.5 years from first commercial sale, a negotiation right to be our clinical and/or commercial antibody supplier, a negotiation right to co-promote Actimab™-A in the United States on terms to be negotiated, and the grant-back of IP rights covering improvements to the antibody for use other than with an alpha-emitting isotope. Patents covering actinium-225 conjugated to antibodies have been exclusively licensed by us from MSKCC in exchange for license fees, research support payments, development milestones, 2% royalties on net sales for the term of the licensed patents or, if later, 10 years from first commercial sale, and 15% of any sublicense income we may receive. We source actinium-225 under an agreement with the Oak Ridge National Laboratory (ORNL) that expires at the end of 2017. We believe, but cannot guarantee, that we will be able to renew this contract for additional annual periods.

The sale of securities by us in any equity or debt financing could result in dilution to our existing stockholders and have a material adverse effect on our earnings.

We believe that the key elements for our market success include:

●	Clinical results to date could imply lower development risk for its lead drug candidates: Our lead drug candidates have been tested in over 300 patients and demonstrated favorable safety and efficacy profiles. Iomab™-B has been administered to more than 300 patients with leukemia in a number of Phase 1 and Phase 2 trials and has shown a clear survival benefit in the indication for which it is being developed. Bismab®-A and Actimab™-A, drugs based on the APIT platform have to date been tested in almost 90 patients in 4 clinical trials. In each trial they exhibited few side effects and have shown indications of efficacy. The current proof-of-concept Actimab™-A Phase 1/2 clinical trial is directed at a patient population that is generally easier to treat (newly diagnosed vs. relapsed/refractory in previous trials), and employs a more potent treatment regimen (two doses of Actimab™-A vs. a single dose of Actimab™-A in the physician sponsored trial).

●	Additional product opportunities from the APIT platform: Our APIT technology has the potential for broad applicability for the treatment of many cancer types, which allows us to add new product candidates to its pipeline based on well-defined patent protected methods.

●	Collaboration with MSKCC: Our collaboration with MSKCC includes licensing, research and clinical trial arrangements involving MSKCC labs and clinicians and included financial support with respect to certain pre-2012 R&D-related expenses.

●	Scientific backing of leading experts: Our clinical advisory board and collaborators include some of the most recognized clinicians and scientists working at some of the highest regarded medical institutions in the United States and the world, including MSKCC, Johns Hopkins University, University of Pennsylvania, FHCC and MD Anderson Cancer Center. This is expected to be beneficial to us both in clinical development and market acceptance assuming its drug candidates are approved.

●	Isotope supply secured for clinical trials: We have a contractual relationship with ORNL of the DOE that provides us access to the largest known supply reserves of actinium 225. Iodine 131 is readily available from a number of qualified pharmaceutical supply vendors.

●	Proprietary alpha emitting isotope manufacturing technology fully developed: We have developed our own proprietary technology for commercial scale manufacturing of actinium 225. This is expected to ensure commercial supply of Ac-225 for Actimab™-A, Actimab™-B and other actinium-linked products should they be approved.

●	cGMP Actimab™-A manufacturing developed: We have developed at a contractor’s site full cGMP (current good manufacturing practices) manufacturing processes for our drug candidate Actimab™-A.

●	Substantial IP portfolio: We have an intellectual property portfolio in excess of 60 patents and patent applications, both in the United States and other countries, which cover clinical applications of the APIT technology and methods of manufacturing actinium 225 thus giving us control over both the applications of our technology and a supply chain of our key ingredients, actinium 225 and bismuth 213 alpha emitting isotopes.

Competition Overview

To our knowledge, there are no other commercial entities that have significant clinical programs in place for developing Ac-225- or Bi-213-based drugs. In the wider field of medical oncology, we face competition from: developers of other alpha emitter based drug candidates, other radioimmunotherapy based technologies, technologies for labeling antibodies with toxic drugs (antibody-drug conjugates), and for each disease indication from all drugs available and/or in development.

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

In the field of hematopoietic stem cell transplantation, pharmaceuticals currently used for bone marrow ablation/conditioning are generic drugs and to our knowledge there are no significant industry efforts to advance clinical programs in this area that are directly competitive, especially in older patients.

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

U.S. Food and Drug Administration Regulation

Our research, development and clinical programs, as well as our manufacturing and marketing operations, are subject to extensive regulation in the United States and other countries. Most notably, all of our products that may in the future be sold in the United States are subject to regulation by the FDA. Certain of our product candidates in the United States require FDA pre-marketing approval of a BLA pursuant to 21 C.F.R. § 314. Foreign countries may require similar or more onerous approvals to manufacture or market these products.

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

Employees

As of March 15, 2017, we have 23 full-time employees. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good. We also engage consultants on an as-needed basis to supplement existing staff.

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

We have a limited operating history and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with this development and expansion. Since we began our business, we have focused on research, development and clinical trials of product candidates, and have incurred losses since inception. As of December 31, 2016, we had an accumulated deficit of approximately $136.6 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment.

Although we believe we have enough working capital for operations for the next 12 months, we do not currently have sufficient capital for the development and commercialization of our lead product candidate and we will need to continue to seek capital from time to time to continue development of our lead product candidates and to acquire and develop other product candidates. Our first product candidate is not expected to be commercialized, if approved, until at least 2018 and we do not expect that the partnering revenues it will generate will be sufficient to fund our ongoing operations. Our cash balance as of December 31, 2016 was approximately $20.5 million. Throughout the year ended December 31, 2016, we raised total net proceeds of approximately $16.0 million from the completion of public offerings of common stock, warrants and stock option exercises. We expect that we will need approximately $14.6 million over the next 12 months to finance research and development and to cover our ongoing working capital needs.

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

We currently have only two products in clinical development. In December 2015, the FDA cleared our IND filing for Iomab-B, and we have initiated the pivotal, Phase 3 clinical trial. We are currently conducting a Phase 3, controlled, randomized, pivotal trial. Assuming that the trial meets its end points, it will form the basis for a BLA. Additionally, there are a number of physician IND trials at the FHCRC that have been conducted or are currently ongoing at FHCRC with Iomab™-B and the BC8 antibody we licensed. We have completed the Phase 1 portion of the Phase 1/2 multi- center AML trial with fractionated doses of Actimab™-A under its own federal IND and have commenced the Phase 2 portion of the trial.

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

Clinical trials may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical trial may be suspended or terminated by us, the FDA, the IRBs at the sites where the IRBs are overseeing a trial, or a data safety monitoring board, or DSMB (Data Safety Monitoring Board), overseeing the clinical trial at issue, or other regulatory authorities due to a number of factors, including:

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

In addition, neither we nor any relevant collaborative partner(s) has yet undertaken any clinical assessment or investigation of Company’s radio-immunotherapy product candidates for other indications, including colon cancer or prostate cancer. Significant further investment may be required to acquire antibody rights and to undertake necessary research and continued development. Further laboratory and specific clinical testing will be required prior to regulatory approval of any product candidates. Adverse or inconclusive results from pre-clinical testing or clinical trials of product candidates may substantially delay, or halt entirely, any further development of one or more of our products. The projected timetables for continued development of the technologies and related product candidates by us may otherwise be subject to delay or suspension.

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

In June 2012, we acquired rights to BC8 (Iomab™), a clinical stage monoclonal antibody with safety and efficacy data in more than 300 patients in need of HSCT. Iomab-B is our product candidate that links Iodine-131 to the BC8 antibody that is being studied in an ongoing Phase 3 pivotal trial. Product candidates utilizing this antibody would require BLA approval before they can be marketed in the United States. We have recently commenced the Phase 2 portion of a multi-center Phase 1/2 clinical trial for our product candidate, Actimab™-A, in AML and in the future expect to submit a BLA to the FDA for approval of this product. Actimab-A consists of the anti-CD33 antibody lintuzumab linked with the isotope actinium-225. This product candidate is also the subject of an ongoing human safety trial being conducted under a physician IND at MSKCC. Product candidates utilizing this antibody would require BLA approval before they can be marketed in the United States. We are in the early stages of evaluating other product candidates consisting of conjugates of Ac-225 with human or humanized antibodies for pre-clinical and clinical development in other types of cancer. The FDA may not approve these products for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may fail to approve any BLA we submit for new product candidates or for new intended uses or indications for approved products or future product candidates. Failure to obtain FDA approval for our products in the proposed indications would have an adverse effect on our ability to expand our business.

Clinical trials necessary to support approval of BLAs for our product candidates will be time consuming and expensive. Delays or failures in our clinical trials may prevent us from commercializing our product candidates and will adversely affect our business, operating results and prospects and could cause us to cease operations.

Initiating and completing clinical trials necessary to support FDA approval of a BLA for Iomab-B, Actimab™-A and other product candidates, is a time-consuming and expensive process, and the outcome is inherently uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product candidate we advance into clinical trials may not have favorable results in later clinical trials. We have worked with the FDA to develop a clinical trial designed to test the safety and efficacy of Iomab-B in patients with relapsed or refractory AML who are age 55 and above prior to a HSCT. This trial is designed to support a BLA filing for marketing approval by the FDA, pending results from the trial. We have also worked with the FDA to develop a clinical trial designed to test the initial safety and efficacy of Actimab™-A in newly diagnosed AML patients over the age of 60, and on October 6, 2008, and January 5, 2009, we submitted IND amendments to the FDA for the conduct of a multi-center Phase 1/2 clinical trial for treatment of AML. Subsequent to the completion of the Phase 1 portion of the Phase 1/2 clinical trial we submitted protocol amendments to the FDA in August of 2016, which were agreed upon in September of 2016. The Phase 2 portion of the trial is now underway with the purpose of examining the use of Actimab™-A in AML patients who are not eligible for approved forms of treatment with curative intent. The trial is not designed to support marketing approval for the product candidate, and one or more additional trials will have to be conducted in the future before we file a BLA. In addition, there can be no assurance that the data generated during the trial will meet our chosen safety and effectiveness endpoints or otherwise produce results that will eventually support the filing or approval of a BLA. Even if the data from this trial are favorable, these data may not be predictive of the results of any future clinical trials.

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

We may be unable to obtain a sufficient supply of Ac-225 medical grade isotope in order to continue clinical trials and to allow for the manufacture of commercial quantities of Actimab™-A

There are limited quantities of Ac-225 available today. The existing supplier of Ac-225 to us is the ORNL, which is a science and energy national laboratory in the Department of Energy system. ORNL manufactures Ac-225 by eluting it from its supply of Thorium-229. Although this has proven to be a very reliable source of production for a number of years, it is limited by the quantity of Thorium-229 at ORNL. We believe that the current approximate maximum of Ac-225 production from this source is sufficient for approximately 1,000–2,000 patient treatments per year. Since our needs are significantly below that amount at this time, and will continue to be below that prior to commercializing a product with a potential of selling more than 2,000 patient doses per year. We believe that this supply will be sufficient for completion of clinical trials and early commercialization. To secure supplies beyond this amount, we have developed what we believe to be a scalable cost-effective process for manufacturing Ac-225 in a cyclotron at an estimated cost in excess of $5 million. This work has been conducted at Technical University Munich (TUM) in Germany. We are now in possession of preparing detailed descriptions of all the developed manufacturing procedures and securing rights to all relevant patent applications and other intellectual property. However, we do not currently have access to a commercial cyclotron capable of producing medical grade Ac-225. Although beam time on such cyclotrons is commercially available, we do not currently have a relationship with any entity that owns or controls a suitable cyclotron. We have identified possible sources and estimate that we could secure the necessary beam time when needed at a cost of approximately $2 million per year. Our contract for supply of this isotope from ORNL must be renewed yearly, and the current contract extends through the end of 2017. While we expect this contract will be renewed at the end of its term, however, there can be no assurance that ORNL will renew the contract or that the United States Department of Energy will not change its policies that allow for the sale of isotope to us. Failure to acquire sufficient quantities of medical grade Ac-225 would make it impossible to effectively complete clinical trials and to commercialize Actimab™-A and would materially harm our business.

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

The FDA may require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. It may also require additional data on certain categories of patients, should it emerge during the conduct of our clinical trials that certain categories of patients are likely to be affected in different and/or additional manners than the rest of the patient population. In addition to FDA requirements, our clinical trials require the approval of the IRB at each site selected. We have submitted our clinical trial protocol for our current Actimab™-A clinical trial to the IRBs at participating sites for approval and we have thus far obtained approval from ten IRBs. Our clinical trial protocols have not been rejected by any IRB to date.

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

The Phase 1 portion of the ongoing Phase 1/2 clinical trial for Actimab™-A being conducted at seven clinical centers in the United States (MSKCC, MD Anderson Cancer Center, Fred Hutchinson Cancer Research Center, Johns Hopkins Medicine, University of Pennsylvania Health System, Baylor Summons Cancer Center and Columbia University Medical Center) was designed to establish the maximum tolerated dose of the product. As the Company expected, patients receiving highest dose of the drug administered in the trial had prolonged bone marrow suppression which could lead to fatal infections and other severe consequences. Consequently, the dose levels of our drug in that trial were reduced as we continue our work on establishing maximum tolerated dose.

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

We do not have the ability to independently conduct our pre-clinical and clinical trials for our product candidates and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct such trials. Our reliance on these third parties for clinical development activities results in reduced control over these activities. Moreover, the FDA requires us to comply with regulations and standards, commonly referred to as GCPs (good clinical practices), for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. If we or any of our third party contractors fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practice, or cGMP, regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims or that the FDA or foreign authorities will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses. If FDA concludes that the clinical trials for Iomab-B, Actimab™-A, or any other product candidate for which we might seek approval, have failed to demonstrate safety and effectiveness, we would not receive FDA approval to market that product candidate in the United States for the indications sought. In addition, such an outcome could cause us to abandon the product candidate and might delay development of others. Any delay or termination of our clinical trials will delay or preclude the filing of any submissions with the FDA and, ultimately, our ability to commercialize our product candidates and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of a product candidate’s profile. In addition, our clinical trials for Actimab™-A involve a relatively small patient population. Because of the small sample size, their results may not be indicative of future results.

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

Iomab-B, Actimab™-A and future product candidates may never achieve market acceptance.

Iomab-B, Actimab™-A and future product candidates that we may develop or gain market acceptance among physicians, patients and the medical community. The degree of market acceptance of any of product will depend on a number of factors, including the actual and perceived effectiveness and reliability of the product; the results of any long-term clinical trials relating to use of the product; the availability, relative cost and perceived advantages and disadvantages of alternative technologies; the degree to which treatments using the product are approved for reimbursement by public and private insurers; the strength of our marketing and distribution infrastructure; and the level of education and awareness among physicians and hospitals concerning the product.

Failure of Iomab-B, Actimab™-A or any of our other product candidates to significantly penetrate current or new markets would negatively impact our business financial condition and results of operations.

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

We also intend to partner with larger pharmaceutical companies for the commercialization of any of our product candidates that may be approved. In connection with our efforts to commercialize our product candidates, we will seek to secure favorable arrangements with third parties to distribute, promote, market and sell them. If we are not able to secure favorable commercial terms or arrangements with third parties for distribution, marketing, promotion and sales of our product candidates, we may have to retain promotional and marketing rights and seek to develop the commercial resources necessary to promote or co-promote or co-market certain or all of our product candidates to the appropriate channels of distribution in order to reach the specific medical market that we are targeting. We may not be able to enter into any partnering arrangements on this or any other basis. If we are not able to secure favorable partnering arrangements, or are unable to develop the appropriate resources necessary for the commercialization of our product candidates, our business and financial condition could be harmed. In addition, we will have to hire additional employees or consultants, since our current employees have limited experience in these areas. Sufficient employees with relevant skills may not be available to us. Any increase in the number of our employees would increase our expense level, and could have an adverse effect on our financial position.

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

In March 2010, former President Obama signed the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, “PPACA”), which makes changes that are expected to significantly impact the pharmaceutical industries. One of the principal aims of the PPACA as currently enacted is to expand health insurance coverage to approximately 32 million Americans who are currently uninsured. The consequences of this significant coverage expansion on the sales of our products, once they are developed, are unknown and speculative.

The PPACA contains a number of provisions designed to generate the revenues necessary to fund the coverage expansions among other things. This includes fees and taxes on manufacturers of certain branded prescription drugs, an abbreviated pathway for approval of biosimilar products, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases in the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and an extension of the rebate program to individuals enrolled in Medicaid managed care organizations, and a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.

The PPACA provisions on comparative clinical effectiveness research extend the initiatives of the American Recovery and Reinvestment Act of 2009, also known as the stimulus package, which included $1.1 billion in funding to study the comparative effectiveness of health care treatments and strategies. This stimulus funding was designated for, among other things, conducting, supporting or synthesizing research that compares and evaluates the risks and benefits, clinical outcomes, effectiveness and appropriateness of products. The PPACA appropriates additional funding to comparative clinical effectiveness research. Although Congress has indicated that this funding is intended to improve the quality of health care, it remains unclear how the research will impact current Medicare coverage and reimbursement or how new information will influence other third-party payor policies. There is a risk that President Donald Trump’s administration could repeal or amend the PPACA, and it is uncertain what the effect of such repeal or amendments would have on our business, financial condition and results of operations.

In addition, other legislative changes have been proposed and adopted since the PPACA was enacted. On August 2, 2011, former President Obama signed into law the Budget Control Act of 2011, which, among other things, creates the Joint Select Committee on Deficit Reduction to recommend proposals in spending reductions to Congress. The Joint Select Committee did not achieve a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, which threatened to trigger the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and will stay in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, Congress passed and former President Obama signed the American Taxpayer Relief Act of 2012 which, among other things, further reduced Medicare payments to certain providers, including physicians, hospitals and cancer treatment centers. We expect that the PPACA, as well as other federal or state health care reform measures that may be adopted in the future, could have a material adverse effect on our industry generally and our ability to successfully commercialize our products or could limit or eliminate our spending on certain development projects. The taxes imposed by the PPACA and the expansion in the government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursement by payors for our products, and/or reduced medical procedure volumes, all of which may adversely affect our business, financial condition and results of operations.

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

We believe we need up to $14.6 million in cash to finance research and development and to cover our ongoing working capital needs for the next 12 months. We have financed our operations primarily through sales of stock and the issuance of convertible promissory notes. It is likely that during the next twelve months we will seek to raise additional capital through the sales of stock and/or issuance of convertible debentures in order to expand our level of operations to continue our research and development efforts.

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

Our Common Stock has been considered a Penny Stock.

During the fiscal year 2013 and through the first quarter of 2017 our common stock has or had been a penny stock, therefore, when our stock is considered a penny stock trading in our securities may be subject to penny stock considerations. Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

The Company does not own any real property. On March 10, 2016 and effective as of January 1, 2016, Actinium entered into an Office Space License Agreement (the “License”) with Relmada Therapeutics, Inc. (“Relmada”), with whom we share two common board members, for office space located at 275 Madison Avenue, 7th Floor, New York, NY 10016. The License represents a substantial reduction in the per person cost over Actinium’s prior lease and the space allows for future growth.  Both companies’ boards authorized the transaction. The term of the License is three years from the effective date, with an automatic renewal provision. The cost of the License is on a pass through basis for Relmada, and is approximately $17,000 per month for Actinium, subject to customary escalations and adjustments.

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

Quarterly Common Stock Price Ranges

Fiscal Year 2016, Quarter Ended:	High	Low
March 31, 2016	$3.40	$1.74
June 30, 2016	$2.04	$1.63
September 30, 2016	$2.00	$1.33
December 31, 2016	$1.40	$0.86

Fiscal Year 2015, Quarter Ended:	High	Low
March 31, 2015	$6.07	2.45
June 30, 2015	$3.94	2.38
September 30, 2015	$2.69	1.68
December 31, 2016	$3.23	1.71

Fiscal Year 2014, Quarter Ended:	High	Low
March 31, 2014	$12.49	$4.51
June 30, 2014	$15.00	$6.74
September 30, 2014	$7.77	$5.93
December 31, 2014	$8.12	$5.05

Holders

As of March 15, 2017 there were 55,807,742 shares of common stock issued and outstanding, which were held by 102 holders of record. There are no shares of preferred stock outstanding. On March 15, 2016, the closing price of our common stock as reported on the NYSE MKT as $1.34 per share.

Of the 55,807,742 shares of common stock issued and outstanding, 645,735 of such shares are restricted shares under the Securities Act.  None of these restricted shares are eligible for resale absent registration or an exemption from registration under the Securities Act.  As of the date hereof, until the provisions of Rule 144 are complied with, the exemption from registration provided by Rule 144 under the Securities Act is not available for these shares pursuant to Rule 144(i).

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

Securities Authorized for Issuance under Equity Compensation Plans

The Company currently has two equity compensation plans defined as follows:

In December 2013, our shareholders approved the Company’s 2013 Stock Plan. The expiration date of the plan is September 9, 2023 and the total number of underlying shares of the Company’s common stock available for grant to employees, directors and consultants of the Company under the plan is currently 12,750,000 shares.

In December 2013, our shareholders approved the Company’s 2013 Equity Incentive Plan. The expiration date of the plan is September 9, 2023 and the total number of shares of our common stock available for grant to employees, directors and consultants of us under the plan is 1,000,000 shares.

The following table indicates shares of common stock authorized for issuance under our equity compensation plans as of December 31, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	5,906,886	$3.52	7,328,484
Equity compensation plans not approved by security holders	—	—	—
Total	5,906,886	$3.52	7,328,484

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
Statements of Operations Data:
Revenues	$-	$-	$-	$-	$-
Loss from operations	$(26,847,481)	$(24,829,764)	$(22,480,544)	$(6,591,892)	$(7,947,298)
Net loss	$(24,321,724)	$(21,025,314)	$(24,687,509)	$(10,773,792)	$(8,361,205)
Net loss per common share:
Basic and diluted	$(0.50)	$(0.55)	$(0.90)	$(0.47)	$(7.58)
Weighted-average common shares outstanding:
Basic and diluted	48,463,268	38,158,480	27,363,748	22,752,752	1,103,521

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents	$20,519,294	$25,643,273	$6,706,802	$5,533,366	$5,618,669
Total assets	$22,528,886	$26,587,581	$7,569,086	$5,765,675	$5,788,822
Total liabilities	$4,520,557	$4,613,533	$9,491,616	$7,325,220	$4,643,187
Stockholders' equity (deficit)	$18,008,329	$21,974,048	$(1,922,530)	$(1,559,545)	$1,145,635

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The information and financial data discussed below is derived from the audited consolidated financial statements of Actinium Pharmaceuticals, Inc. for its fiscal years ended December 31, 2016, 2015 and 2014.   The consolidated financial statements of Actinium Pharmaceuticals, Inc. were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Actinium Pharmaceuticals, Inc. contained elsewhere in this Report. The financial statements contained elsewhere in this Report fully represent Actinium Pharmaceuticals, Inc.’s financial condition and operations; however, they are not indicative of the Company’s future performance. See “Cautionary Note Regarding Forward Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Report.

Overview

Actinium is a biopharmaceutical company developing innovative targeted therapies for patients with cancers lacking effective treatment options. Our proprietary platform utilizes monoclonal antibodies to deliver radioisotopes directly to cells of interest in order to kill those cells safely and effectively. Our lead product candidate Iomab-B is designed to be used, upon approval, in preparing patients for a hematopoietic stem cell transplant, commonly referred to as bone marrow transplant. A bone marrow transplant is often the only potential cure for patients with blood-borne cancers but the current standard preparation for a transplant requires chemotherapy and/or total body irradiation that result in significant toxicities. We believe Iomab-B will enable a faster and less toxic preparation of patients seeking a bone marrow transplant, leading to increased transplant success and survival rates. We are currently conducting a single pivotal 150-patient, multicenter Phase 3 clinical study of Iomab-B in patients with relapsed or refractory acute myeloid leukemia (AML) age 55 and older. Our second product candidate, Actimab-A, is currently in a multicenter open-label, 53-patient Phase 2 trial for patients newly diagnosed with AML age 60 and over. Actimab-A is being developed to induce remissions in elderly patients with AML who lack effective treatment options and often cannot tolerate the toxicities of standard frontline therapies. In addition, we are developing Actimab-M, which is being studied in patients with relapsed or refractory multiple myeloma in a Phase 1, investigator sponsored clinical trial. We are also utilizing its alpha-particle immunotherapy (APIT) technology platform to generate new drug candidates based on antibodies linked to the element Actinium-225 that are directed at various cancers that are blood-borne or form solid tumors.

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

Under our own sponsorship as well as activity at FHCRC, we have five product candidates in active clinical trials: Actimab-A and Actimab-M (HuM195-Ac-225), Iomab-B (BC8-I-131), BC8-Y-90 and BC8-SA. At this time, the Company is actively pursuing development of Actimab-A and Iomab-B while Actimab-M, BC8-Y-90 and BC8-SA are in physician sponsored clinical phase 1 trials at Baylor and latter two at the FHCRC. Actimab-A is a combination of the monoclonal antibody we have in-licensed, Lintuzumab (HuM195), and the alpha emitting isotope actinium 225. Actimab-A has shown promising results throughout preclinical development and an ongoing clinical trial started in 2006 in AML in the elderly. We have expanded the number of patients and number of clinical centers by commencing a new AML clinical trial which we launched in 2012. This trial targets newly diagnosed AML patients over the age of 60. In order to conduct the trial we are engaged in funding, monitoring and quality assurance and control of the Lintuzumab antibody; procurement of actinium 225 isotope; funding, monitoring and quality assurance and control of the drug candidate Actimab-A manufacturing and organizing and monitoring clinical trials. We estimate that the direct costs to completion of both parts of the ongoing Phase 1/2 trial will be approximately $7 million. Iomab-B is a combination of the in-licensed monoclonal antibody BC8 and the beta emitting radioisotope iodine 131. This construct has been extensively tested in Phase 1 and Phase 2 clinical trials in approximately 300 patients with different blood cancer indications who were in need of HSCT. Iomab-B is used to condition the bone marrow of these patients by destroying blood cancer cells in their bone marrow and elsewhere thus allowing for a subsequent transplant containing healthy donor bone marrow stem cells. We have decided to develop this drug candidate by initially focusing on the patients over 50 with active acute myeloid leukemia in relapse and/or refractory to existing treatments. On December 17, 2015, the FDA cleared our IND filing for Iomab-B, and that we are proceeding with the pivotal, Phase 3 clinical trial. We anticipate that the Phase 3, controlled, randomized, pivotal trial will continue enrolling patients in 2017. We estimate the direct costs of such a trial to completion anticipated in 2018 will be approximately $25 million.

We have primarily management position employees and consultants who direct, organize and monitor the activities described above through contractors. Much of the in-vivo laboratory and clinical work contracted for by the Company was conducted at MSKCC in New York. We also made clinical trial arrangements with other well-known cancer centers. Our Actimab-A and Actimab-M drug candidates and its components are contract manufactured and maintained under our supervision by specialized contract manufacturers and suppliers in the United States, including IsoTex Diagnostics, Oak Ridge National Laboratory, Pacific GMP, Fischer Bioservices, BioReliance and others.

We have never generated revenue. Currently we do not have a recurring source of revenues to cover our operating costs. As of December 31, 2016 and 2015, our accumulated deficit was $136.6 million and $112.2 million, respectively. Our net loss was $24.3 million, $21.0 million, and $24.7 million for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, our cash balance was $20.5 million. We believe that we have enough cash on hand to fund our operations through the next 12 months.

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

Results of Operations – Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the year ended December 31,		Increase
	2016	2015	Decrease

Revenues	$-	$-	$-

Operating expenses:
Research and development, net of reimbursements	17,501,364	13,311,739	4,189,625
General and administrative	9,268,594	11,464,560	(2,195,966)
Depreciation and amortization	77,523	53,465	24,058
Total operating expenses	26,847,481	24,829,764	2,017,717

Other income (expense)
Interest expense	(5,007)	(7,868)	2,861
Gain (loss) from change in fair value of derivative liabilities	2,530,764	3,812,318	(1,281,554)
Total other income (expense)	2,525,757	3,804,450	(1,278,693)

Net loss	$(24,321,724)	$(21,025,314)	$(3,296,410)

Revenues

We recorded no commercial revenues for the years ended December 31, 2016 and 2015.

Research and Development Expense

Research and development expenses, net of reimbursements, increased by approximately $4.2 million to approximately $17.5 million for the year ended December 31, 2016 compared to approximately $13.3 million for the year ended December 31, 2015. The increase was primarily attributable to increase in Actimab-A costs of approximately $3.1 million. In addition, there was an increase in compensation cost of approximately $1.3 million as a result of an increase in headcount related to research and development personnel.

We expect to incur increased research and development costs in the future in connection with the planned Phase 3 trial of Iomab-B and Phase 2 trial of Actimab-A.

General and Administrative Expenses

Overall, total general and administrative expenses decreased by approximately $2.2 million to $9.3 million for the year ended December 31, 2016 compared to approximately $11.5 million for the year ended December 31, 2015. The decrease was largely attributable to a decrease of approximately $2.5 million for stock based compensation, a decrease of approximately $0.6 million for financial consulting and investor relations service fees, and a decrease of approximately $0.4 million for legal fees. These decreases were offset by an increase in payroll expenses of approximately $0.5 million, an increase in marketing expense of approximately $0.2 million and an increase in rent expense of approximately $0.1 million.

We expect to incur increased general and administrative costs in the future in connection with the planned Phase 3 trial of Iomab-B and Phase 2 trial of Actimab-A.

Other Income (Expense)

Other income (expense) was $2.5 million and $3.8 million for the years ended December 31, 2016 and 2015, respectively. The year over year change is mainly attributable to the fluctuation of the Company’s stock price and its impact on the derivative value of certain warrants the Company issued in connection with the December 2012 financing.

Net Loss

Net loss increased by approximately $3.3 million to approximately $24.3 million for the year ended December 31, 2016 compared to approximately $21.0 million for the year ended December 31, 2015. The increase was primarily due to a decrease of the gain on the change in fair value of the Company’s derivative warrant liabilities and a decrease in general and administrative expenses which were partially offset by additional costs incurred by the Company in research and development expenses.

Results of Operations – Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the year ended December 31,		Increase
	2015	2014	(Decrease)

Revenues	$-	$-	$-

Operating expenses:
Research and development, net of reimbursements	13,311,739	12,267,313	1,044,426
General and administrative	11,464,560	10,175,323	1,289,237
Depreciation and amortization	53,465	37,908	15,557
Total operating expenses	24,829,764	22,480,544	2,349,220

Other income (expense)
Interest expense	(7,868)	(866)	(7,002)
Gain (loss) from change in fair value of derivative liabilities	3,812,318	(2,206,099)	6,018,417
Total other income (expense)	3,804,450	(2,206,965)	6,011,415

Net loss	$(21,025,314)	$(24,687,509)	$3,662,195

Revenues

We recorded no commercial revenues for the years ended December 31, 2015 and 2014.

Research and Development Expense

Research and development expenses, net of reimbursements, increased by approximately $1.0 million to approximately $13.3 million for the year ended December 31, 2015 compared to approximately $12.3 million for the year ended December 31, 2014. The increase was primarily attributable to increase in compensation cost of approximately $1.3 million as a result of an increase in headcount and also an increase in stock-based compensation related to research and development personnel. In 2015, the Company decreased its on-going Actimab-A clinical costs of approximately $0.2 million.

General and Administrative Expenses

Overall, total general and administrative expenses increased by approximately $1.3 million to approximately $11.5 million for the year ended December 31, 2015 compared to approximately $10.2 million for the year ended December 31, 2014. The increase was largely attributable to increase of approximately $0.9 million for financial consulting services, increases in stock-based compensation costs and salaries and benefits of approximately $0.2 million, and approximate increase of $0.2 million in Directors and Offices insurance and payments.

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

We did not have any cash or cash equivalents held in financial institutions located outside of the United States as of December 31, 2016 and 2015. We do not anticipate this practice will change in the future.

The following tables sets forth selected cash flow information for the periods indicated:

	For the year ended December 31,
	2016	2015	2014

Cash used in operating activities	$(20,789,237)	$(18,543,768)	$(14,348,754)
Cash used in investing activities	(109,819)	(47,788)	(186,421)
Cash provided by financing activities	15,775,077	37,528,027	15,708,611

Net change in cash	$(5,123,979)	$18,936,471	$1,173,436

For the years ended December 31, 2016 and 2015

Net cash used in operating activities was approximately $20.8 million for the year ended December 31, 2016 compared to approximately $18.5 million used in operations for the same period in 2015. Cash used in operations increased due to the increase in spending related to the preparations for and eventual launch and conduct of a multicenter clinical trial and an increase in spending related to professional fees combined with an increase in payroll-related expenses.

Net cash used in investing activities was approximately $0.1 million for the year ended December 31, 2016 compared to approximately $48,000 used in investing activities for the same period in 2015. Cash used in investing activities increased for additional computers and lab equipment purchases as required by new employees during 2016 compared to the prior year.

Net cash provided by financing activities was approximately $15.8 million and approximately $37.5 million for each of the years ended December 31, 2016 and 2015, respectively. During the year ended December 31, 2016, the Company issued common stock and received net proceeds of approximately $16.0 million and approximately $18,000 from the exercise of options. During the year ended December 31, 2015, the Company issued common stock and received net proceeds of approximately $37.6 million and approximately $0.2 million from the exercise of warrants and options. These increases were offset by payments on notes payable of $0.3 million for the years ended December 31, 2016 and 2015.

For the years ended December 31, 2015 and 2014

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

Net cash used in investing activities was approximately $48,000 for the year ended December 31, 2015 compared to approximately $0.2 million used in investing activities for the same period in 2014. Cash used in investing activities decreased due to fewer purchases of computers and lab equipment during 2015 compared to the prior year.

Net cash provided by financing activities was approximately $37.5 million and approximately $15.7 million for each of the years ended December 31, 2015 and 2014, respectively. During the year ended December 31, 2015, the Company issued common stock and received net proceeds of approximately $37.6 million and approximately $0.2 million from the exercise of warrants and options. During the year ended December 31, 2014, the Company issued common stock and received net proceeds of approximately $15.4 million and approximately $0.4 million from the exercise of warrants and options. These increases were offset by payments on notes payable of $0.3 million and $0.2 million for the year ended December 31, 2015 and 2014, respectively.

We have cumulative losses of approximately $136.6 million and a stockholders' equity of $18.0 million at December 31, 2016.

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

Subsequent Event

On January 22, 2017, the Company issued 500 shares of common stock to an employee for vested restricted stock grant.

On February 22, 2017, the Company issued 500 shares of common stock to an employee for vested restricted stock grant.

On February 27, 2017, the Company issued 5,000 shares of common stock to a consultant for vested stock grant.

On January 17, 2017, the Company granted an employee options to purchase 325,000 common shares at $1.04 per share.

On March 14 2017, the Company granted its employees options to purchase 1,425,500 common shares at $1.39 per share and granted its Board members options to purchase 225,000 common shares at $1.39 per share.

On March 14, 2017, the Company canceled warrant to purchase Common Stock of the Company, dated December 19, 2012, issued to its Executive Chairman in the amount of 57,212 warrant shares (the “Old Warrant”) and issued a new warrant to its Executive Chairman in the amount of 57,212 warrant shares with the term of the warrant expiring on February 11, 2022 (the “New Warrant”). The New Warrant has the same exercise price in effect as the exercise price as the Old Warrant but the expiration date was modified from December 19, 2017 to February 11, 2022. The Company also amended the warrant to purchase Common Stock of the Company, dated January 31, 2012, issued to its Executive Chairman and an entity affiliated with its Executive Chairman in the amount of 64,746 and 99,617 warrant shares, respectively. Pursuant to the terms of the warrant amendments the term of the warrants were extended to February 11, 2022 from January 31, 2019.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest rate risk

Our cash and cash equivalents include all highly liquid investments with an original maturity of three months or less. Because of the short-term maturities of our cash and cash equivalents, we do not believe that an increase in market rates would have a significant impact on the realized value of our investments. We place our cash and cash equivalents on deposit with financial institutions in the United States. The Federal Deposit Insurance Corporation covers $0.2 million for substantially all depository accounts. We may from time to time have amounts on deposit in excess of the insured limits. As of December 31, 2016, we had approximately $20.5 million of cash and cash equivalents, which exceeded these insured limits.

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

Actinium management assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on its assessment, Actinium management believes that, as of December 31, 2016, the Company's internal control over financial reporting is effective based on those criteria.

GBH CPAs, PC, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on the company's internal control over financial reporting.

/s/ Kaushik J. Dave

Kaushik J. Dave

Chief Executive Officer, Interim Chief Financial Officer and Director

March 17, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

Actinium Pharmaceuticals, Inc.

New York, NY

We have audited Actinium Pharmaceutical, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Actinium Pharmaceutical, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying 10-K. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Actinium Pharmaceutical, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016, of the company and our report dated March 16, 2017, expressed an unqualified opinion on those financial statements.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

March 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON CONSOLIDATED FINANCIAL STATEMENTS

To the Board of Directors and Stockholders of

Actinium Pharmaceuticals, Inc.

New York, NY

We have audited the accompanying consolidated balance sheets of Actinium Pharmaceuticals, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2016. Actinium Pharmaceuticals, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Actinium Pharmaceuticals, Inc. as of December 31, 2016 and 2015 and the results of its operations and its cash flows for each of the three years ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Actinium Pharmaceutical Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2017, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

March 16, 2017

Actinium Pharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015

Assets

Current Assets:
Cash and cash equivalents	$20,519,294	$25,643,273
Restricted cash - current	34,733	34,733
Prepaid expenses and other current assets	1,836,451	803,463
Total Current Assets	22,390,478	26,481,469

Property and equipment, net of accumulated depreciation	88,549	106,112
Security deposit	49,859	-
Total Assets	$22,528,886	$26,587,581

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$4,194,874	$1,473,936
Accounts payable and accrued expenses - related parties	25,000	25,000
Notes payable	-	265,695
Derivative liabilities	300,683	2,848,902
Total Current Liabilities	4,520,557	4,613,533

Total Liabilities	4,520,557	4,613,533

Commitments and contingencies

Stockholders' Equity:
Preferred stock, $0.001 par value; 50,000,000 authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 55,801,742 and 44,066,541 shares issued and outstanding, respectively	55,802	44,067
Additional paid-in capital	154,504,329	134,160,059
Accumulated deficit	(136,551,802)	(112,230,078)
Total Stockholders' Equity	18,008,329	21,974,048

Total Liabilities and Stockholders' Equity	$22,528,886	$26,587,581

See accompanying notes to consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Operations

	For the Year Ended December 31,
	2016	2015	2014

Revenue	$-	$-	$-

Operating expenses:
Research and development, net of reimbursements	17,501,364	13,311,739	12,267,313
General and administrative	9,268,594	11,464,560	10,175,323
Depreciation expense	77,523	53,465	37,908
Total operating expenses	26,847,481	24,829,764	22,480,544

Loss from operations	(26,847,481)	(24,829,764)	(22,480,544)

Other income (expense):
Interest expense	(5,007)	(7,868)	(866)
Gain (loss) on change in fair value of derivative liabilities	2,530,764	3,812,318	(2,206,099)
Total other income (expense)	2,525,757	3,804,450	(2,206,965)

Net loss	$(24,321,724)	$(21,025,314)	$(24,687,509)

Net loss per common share - basic and diluted	$(0.50)	$(0.55)	$(0.90)

Weighted average common shares outstanding - basic and diluted	48,463,268	38,158,480	27,363,748

See accompanying notes to consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statement of Changes in Stockholders' Equity (Deficit)

For the Years Ended December 31, 2016, 2015 and 2014

	Common Stock		Additional Paid-In	Accumulated	Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2014	24,565,447	$24,565	$64,933,145	$(66,517,255)	$(1,559,545)

Stock-based compensation	379,901	381	6,280,248	-	6,280,629
Proceeds from the sale of common stock, net of offering costs	2,379,433	2,380	15,432,925	-	15,435,305
Issuance of common stock from exercise of options	310,400	310	274,843	-	275,153
Issuance of common stock from exercise of warrants	2,336,658	2,336	157,658	-	159,994
Direct costs incurred before shares are issued	-	-	(30,000)	-	(30,000)
Transfer of warrant derivatives from liability to equity classification	-	-	2,203,443	-	2,203,443
Net loss	-	-	-	(24,687,509)	(24,687,509)
Balance, December 31, 2014	29,971,839	29,972	89,252,262	(91,204,764)	(1,922,530)

Stock-based compensation	344,784	345	7,061,277	-	7,061,622
Proceeds from the sale of common stock and warrants, net of offering costs	11,993,641	11,994	37,625,965	-	37,637,959
Issuance of common stock from exercise of options	20,000	20	15,660	-	15,680
Issuance of common stock from exercise of warrants	1,736,277	1,736	156,204	-	157,940
Transfer of warrant derivatives from liability to equity classification	-	-	48,691	-	48,691
Net loss	-	-	-	(21,025,314)	(21,025,314)
Balance, December 31, 2015	44,066,541	44,067	134,160,059	(112,230,078)	21,974,048

Stock-based compensation	81,700	82	4,297,696	-	4,297,778
Proceeds from the sale of common stock and warrants, net of offering costs	11,504,427	11,504	16,011,163	-	16,022,667
Issuance of common stock from exercise of options	23,212	23	18,082	-	18,105
Issuance of common stock from exercise of warrants	125,862	126	(126)	-	-
Transfer of warrant derivatives from liability to equity classification	-	-	17,455	-	17,455
Net loss	-	-	-	(24,321,724)	(24,321,724)
Balance, December 31, 2016	55,801,742	$55,802	$154,504,329	$(136,551,802)	$18,008,329

See accompanying notes to consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	For the Year Ended December 31,
	2016	2015	2014
Cash Flows From Operating Activities:
Net loss	$(24,321,724)	$(21,025,314)	$(24,687,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,297,778	7,061,622	6,280,629
Depreciation expense	77,523	53,465	37,908
(Gain) loss on change in fair value of derivative liabilities	(2,530,764)	(3,812,318)	2,206,099
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	(1,032,988)	162,083	(193,894)
Increase (decrease) in:
Accounts payable and accrued expenses	2,720,938	(793,949)	1,874,841
Accounts payable and accrued expenses - related party	-	(189,357)	133,172
Net Cash Used In Operating Activities	(20,789,237)	(18,543,768)	(14,348,754)

Cash Flows From Investing Activities:
Payment of security deposit	(49,859)	-	-
Restricted cash	-	-	(34,733)
Purchase of property and equipment	(59,960)	(47,788)	(151,688)
Net Cash Used In Investing Activities	(109,819)	(47,788)	(186,421)

Cash Flows From Financing Activities:
Payments on note payable	(265,695)	(283,552)	(161,841)
Sales of stock, net of offering costs	16,022,667	37,637,959	15,435,305
Proceeds from the exercise of options	18,105	15,680	275,153
Proceeds from the exercise of warrants	-	157,940	159,994
Net Cash Provided By Financing Activities	15,775,077	37,528,027	15,708,611

Net change in cash	(5,123,979)	18,936,471	1,173,436
Cash at beginning of year	25,643,273	6,706,802	5,533,366
Cash at end of year	$20,519,294	$25,643,273	$6,706,802

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,007	$7,868	$866
Cash paid for taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Stock issuance costs included in accounts payable and accrued expenses	$-	$-	$30,000
Insurance prepaid through premium finance	$-	$265,695	$287,568
Fair value of warrants issued with stock	$-	$4,738,161	$-
Transfer from derivative liability classification to equity classification	$17,455	$48,691	$2,203,443

See accompanying notes to consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

Note 1 – Description of Business and Summary of Significant Accounting Policies

Nature of Business - Actinium Pharmaceuticals, Inc. (the “Company” or “Actinium”) is a biotechnology company committed to developing breakthrough therapies for life threatening diseases using its alpha particle immunotherapy (“APIT”) platform and other related and similar technologies. Actinium, together with its wholly owned subsidiary, MedActinium, Inc., is hereinafter referred to collectively as “Actinium” or the “Company”. The Company’s most advanced products are Actimab™-A, an antibody-drug construct containing actinium 225 (Ac-225), currently in human clinical trials for acute myeloid leukemia (“AML”) and Iomab™-B, an antibody-drug construct containing iodine 131 (“I-131”), used in myeloconditioning for hematopoietic stem cells transplantation (“HSCT”) in various indications. The Company initiated its pivotal Phase 3 trial of Iomab™-B for bone marrow conditioning for HSCT in relapsed and refractory AML patient’s age of 55 and older. Upon successful completion of the Phase 3 trial we intend to submit an application for marketing approval with the U.S. Food and Drug Administration (“FDA”). Actinium is also considering filing an application with the FDA for breakthrough therapy designation for Actimab™-A and/or Iomab™-B. The Company is developing its cancer drugs using its expertise in radioimmunotherapy. In addition, the Company’s Ac-225 based drug development relies on the patented APIT platform technology co-developed with Memorial Sloan Kettering Cancer Center (“MSKCC”), a significant stockholder in the Company. The APIT technology couples monoclonal antibodies (mAb) with extremely potent but comparatively safe alpha particle emitting radioactive isotopes, in particular actinium 225 and bismuth 213. The final drug construct is designed to specifically target and kill cancer cells while minimizing side effects. Actinium intends to develop a number of products for different types of cancer and derive revenue from partnering relationships with large pharmaceutical companies and/or direct sales of its products in specialty markets in the United States.

In December 2015, the Company announced that the FDA cleared the Company's IND filing for Iomab-B, and that it will proceed with a pivotal, Phase 3 clinical trial. In June 2016, Actinium announced the pivotal Phase 3 clinical trial for Iomab-B was initiated and assuming that the trial meets its end points, it will form the basis for a Biologics Licensing Application (“BLA”) with the FDA. The Company, in its recently approved IND filing, established an agreement with the FDA that the path to a Biologics License Application submission would include a single, pivotal Phase 3 clinical study if it is successful. The population in this two arm, randomized, controlled, multicenter trial will be refractory and relapsed AML patients over the age of 55. The trial size was set at 150 patients with 75 patients per arm. The primary endpoint in the pivotal Phase 3 trial is durable complete remission, defined as a complete remission lasting at least 6 months and a secondary endpoint that will be overall survival at one year. There are currently no effective treatments approved by the FDA for AML in this patient population and there is no defined standard of care. Iomab-B has completed several physicians sponsored clinical trials examining its potential as a conditioning regimen prior to HSCT in various blood cancers, including the Phase 1/2 study in relapsed and/or refractory AML patients. The results of these studies in almost 300 patients have demonstrated the potential for Iomab-B to create a new treatment paradigm for bone marrow transplants by: expanding the pool to ineligible patients who do not have any viable treatment options currently; enabling a shorter and safer preparatory interval for HSCT; reducing post-transplant complications; and showing a clear survival benefit including curative potential.

In September 2016, we announced that we initiated a Phase 2 clinical trial for Actimab-A. This Phase 2 clinical trial is a multicenter, open-label study that will enroll 53 patients. Patients will receive 2.0 µCi/kg/fractionated dose of Actimab-A via two injections given at day 1 and day 7. The Phase 2 trial is designed to evaluate complete response rates at up to day 42 after Actimab-A administration, where complete response is defined as complete remission (“CR”) or complete remission with incomplete platelet recovery (CRp). A formal interim analysis is expected to occur in mid-2017 with topline results expected in the second half of 2017. The Phase 2 trial will include peripheral blast burden as an inclusion criteria and in patients with high peripheral blast (“PB”) burden, the use of Hydroxyurea will be mandated with the goal of bringing PB burden below a key threshold number that we have identified from two previously complete Phase 1 clinical trials totaling 38 patients. In addition, the use of granulocyte colony-stimulating factors (“GCSF”) will be mandated. Low dose cytarabine has been eliminated from the protocol and the Phase 2 clinical trial will evaluate Actimab-A as a monotherapy. The secondary endpoint of the Phase 2 trial will be overall survival.

In February 2017, we initiated a Phase 1 investigator initiated clinical trial to study Actimab-M in multiple myeloma (MM). Multiple myeloma is a cancer of plasma cells that is currently incurable. The Phase 1 trial will enroll up to 12 patients with relapsed or refractory multiple myeloma who have positive CD33 expression. This Phase 1 study is designed as a dose escalation study intended to assess safety, establish maximum tolerable dose (MTD) and assess efficacy. Patients will be administered Actimab-M on day 1 at an initial dose of 0.5 µCi/kg and then assessed at day 42 for safety and efficacy. The dose can be increased to 1.0 µCi/kg or reduced to 0.25 µCi/kg based on safety assessment that will evaluate dose limiting toxicities (DLTs). Patients may receive up to 8 cycles of therapy but in no event will cumulative administration exceed 4.0 µCi/kg of Actimab-M.

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

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. Balances held by the Company are typically in excess of FDIC insured limits. At December 31, 2016 and 2015, all of the Company’s cash was deposited in one bank.

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

The following tables set forth assets and liabilities measured at fair value on a recurring and non-recurring basis by level within the fair value hierarchy as of December 31, 2016 and 2015. As required by ASC 820 “Fair Value Measurements and Disclosures”, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total

Derivative liabilities:
At December 31, 2016	-	-	$300,683	$300,683
At December 31, 2015	-	-	$2,848,902	$2,848,902

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

Earnings (Loss) Per Common Share – Basic earnings (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period. For the years ended December 31, 2016, 2015 and 2014, the Company’s potentially dilutive shares, which include outstanding common stock options and warrants have not been included in the computation of diluted net loss per share as the result would be anti-dilutive.

	December 31, 2016	December 31, 2015	December 31, 2014
Options	5,906,886	3,971,583	3,013,084
Warrants	8,964,752	9,018,470	7,698,497
Total	14,871,638	12,990,053	10,711,581

Recent Accounting Pronouncements – In April 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted ASU 2016-09 on the consolidated financial statements in 2016.

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

For the years ended December 31, 2016, 2015 and 2014, the Company incurred $0.1 million, $0.2 million and $0.3 million, respectively, for maintenance fees and research conducted by MSKCC. As of December 31, 2016 and 2015, the Company did not have an outstanding payable to MSKCC.

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

Placement Agent:

On December 9, 2013, the Company entered into an engagement agreement with a Healthcare Investment Bank (“Placement Agent”) as its placement agent for the 2013 Common Stock Offering whereby a director of the Company was the former Head of its Healthcare Investment Banking team (“the 2013 Offering”). The 2013 Offering was completed in two tranches, December 9, 2013 and January 10, 2014. The agreement entered in on December 9, 2013 included a cash fee equal to 10% of the gross proceeds raised, a non-accountable expense reimbursement equal to 2% of the gross proceeds raised and warrants to purchase shares of the Company’s Common Stock in an amount equal to 10% of the shares of common stock issued or issuable. Subsequent to the closing of the 2013 Offering, the placement agent continued to provide certain financial advisory services to the Company until six months after the Company had up-listed its securities for trading on a U.S. National Exchange for a monthly fee of $25,000. On May 28, 2014, the Company and the placement agent agreed to terminate the December 9, 2013 engagement agreement. As of December 31, 2016 and 2015, the Company owed this placement agent $25,000.

For the year ended December 31, 2014, the placement agent received a cash fee of $397,303 from the 2013 Offering and was issued warrants to purchase 68,976 shares of the Company’s Common Stock at $9 per share for a period of 5 years.

On July 10, 2014, the Company completed another public offering pursuant to a shelf registration statement previously filed where the placement agent acted as lead manager. The placement agent received a cash fee of $455,108.

On February 11, 2015, the Company completed a public offering that totaled 4,444,444 common shares, representing gross proceeds of approximately $20.0 million and net proceeds of approximately $18.5 million after deducting the underwriting discount and the other offering expenses. The Placement Agent acted as the sole book-running manager for the offering. The offering was made pursuant to a shelf registration statement previously filed with and declared effective by the U.S. Securities and Exchange Commission. The placement agent received a cash fee of approximately $1.4 million.

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

Note 3 – Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015

Prepaid insurance	$332,809	$376,906
Prepaid clinical trial expense	1,093,441	283,430
Other prepaid expenses	410,201	143,127
Total prepaid expenses and other current assets	$1,836,451	$803,463

Note 4 – Property and Equipment

Property and equipment consisted of the following at December 31, 2016 and 2015:

		December 31,	December 31,
	Lives	2016	2015

Lab equipment	3 years	$116,070	$116,070
Office equipment	3 years	142,933	82,974
Less: accumulated depreciation		(170,454)	(92,932)
Property and equipment, net		$88,549	$106,112

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $77,523, $53,465 and $37,908, respectively.

Note 5 – Note Payable

On December 28, 2015, the Company entered into a premium finance agreement for its director and officer liability insurance policy in the amount of $0.3 million. Pursuant to the agreement, the Company was required to pay $30,077 in monthly installments for nine months.

As of December 31, 2016 and 2015, the outstanding balance related to the premium finance agreements was $0 and $0.3 million, respectively.

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

Activities for derivative warrant instruments during the years ended December 31, 2016 and 2015 were as follows:

	Shares subject to warrants	Fair Value

Balance, December 31, 2014	1,649,329	$6,709,911

Transfer from liability to equity classification	(21,960)	(48,691)

Change in fair value	-	(3,812,318)

Balance, December 31, 2015	1,627,369	2,848,902

Transfer from liability to equity classification	(12,109)	(17,455)

Change in fair value	-	(2,530,764)

Balance, December 31, 2016	1,615,260	$300,683

During the year ended December 31, 2016, 183,718 warrants were exercised, of which 12,109 were derivative warrants. The fair value of these derivative warrants totaling $17,455 were measured on the various exercise dates and reclassified to additional paid-in capital.

During the year ended December 31, 2015, 2,013,360 warrants were exercised, of which 21,960 were derivative warrants. The fair value of these derivative warrants totaling $48,691 were measured on various exercise dates and reclassified to additional paid-in capital.

The fair values of the derivative warrants were calculated using a modified binomial valuation model with the following assumptions at each balance sheet date.

	December 31,	December 31,
	2016	2015

Market value of common stock on measurement date (1)	$0.88	$3.23
Adjusted exercise price	$2.34	$2.48
Risk free interest rate (2)	0.85%	1.06%
Warrant lives in years	2.0 years	2.0 years
Expected volatility (3)	61 - 69%	87%
Expected dividend yield (4)	-	-
Probability of stock offering in any period over 5 years (5)	100%	100%
Offering price (6)	$1.25	$2.60

(1)	The market value of common stock at the above measurement dates is based on the Company’s trading price quoted on the NYSE MKT.

(2)	The risk-free interest rate was determined by management using the Treasury Bill rate as of the respective measurement date.

(3)	The volatility was estimated using the historical volatilities of the Company’s common stock traded in NYSE MKT market.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management determines the probability of future stock offering at each evaluation date.

(6)	Represents the estimated offering price in future offerings as determined by management.

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

The Company met its first milestone in 2012 and upon reaching the milestone the Company paid AbbVie Biotherapeutics Corp. a milestone payment of $750,000 on July 24, 2012.  The milestone payment for the Phase 1 Clinical Trial was recorded as research and development expense. In September 2016, the Company met its second milestone and accrued $750,000 as a research and development expense. As of December 31, 2016, the $750,000 accrual was included in the accounts payable and accrued liabilities on the balance sheet.

b.	MSKCC – see Note 2 - Related Party Transactions.

c.	Oak Ridge National Laboratory (“ORNL”) – The Company is contracted to purchase radioactive material to be used for research and development, with a renewal option at the contract end. During the years ended December 31, 2016, 2015, and 2014, the Company purchased approximately $1.0 million, $0.8 million and $0.6 million, respectively, of radioactive material with ORNL. On January 9, 2017, the Company signed a contract with ORNL to purchase $0.7 million of radioactive material.

d.

Icon Clinical Research, LLC (“Icon”, formerly AptivSolutions) provides project management services for the study of the drug Ac-225-HuM195 (Actimab-A) used in the Company’s Phase 1 and Phase 2 clinical trials.  The total project was estimated to cost approximately $1.9 million and required a 12.5% down payment of the total estimated project cost.  The down payment totaling $0.2 million was paid in 2007 and 2012.  On August 6, 2012, October 22, 2012 and May 16, 2013, the agreement was amended to provide for additional services.  The total project is now estimated at approximately $2.7 million. Icon invoices the Company when services are rendered and the Company records the related expense to research and development expense.

For the years ended December 31, 2016, 2015 and 2014, the Company incurred expenses of approximately $0.8 million, $0.4 million and $0.4 million, respectively, related to this agreement.

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

For the years ended December 31, 2016, 2015 and 2014, the Company incurred expenses of approximately $0.4 million, $0.3 million and $0.2 million, respectively, related to this agreement.

f.

On February 27, 2014, the Company entered into a manufacturing agreement with Goodwin Biotechnology Inc. ("Goodwin"). Goodwin oversees the current Good Manufacturing Practices (cGMP) production of a monoclonal antibody anticipated to be used in the phase 3 clinical trial of Iomab-B. Total cost of the agreement is $6.8 million. The Company made a non-refundable payment of $0.6 million upon execution of the agreement. Periodic payments will be made upon reaching certain milestones. As of December 31, 2016, the remaining cost of the service agreement (only) is approximately $2.6 million. Goodwin bills the Company when services are rendered and the Company records the related expense to research and development costs.

For the years ended December 31, 2016, 2015 and 2014, the Company paid Goodwin, services fees and materials, approximately $0.7 million, $4.2 million and $3.6 million, respectively. As of December 31, 2016 and 2015, the Company owed Goodwin $0.1 million.

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

During the years ended December 31, 2016, 2015 and 2014, the Company paid Einstein approximately $37,000, $0.1 million and $0.1 million, respectively, in full satisfaction of the agreement.

h.

On February 16, 2016, the Company entered into a CRO agreement with Medpace, Inc. (“Medpace”). Medpace provides project management services for the study of Iomab-B used for the intended Phase 3 clinical trial. The total project is estimated to cost approximately $7.2 million.

For the year ended December 31, 2016, the Company paid approximately $2.6 million.

i.

On August 4, 2016, the Company entered into a CRO agreement with Vector Oncology Solutions, LLC (“Vector”). Vector provides project management services for the study of Actimab-A used for the intended Phase 2 clinical trial. The total project is estimated to cost approximately $4.6 million.

For the year ended December 31, 2016, the Company paid Vector approximately $1.0 million.

Lease Agreements

The Company does not own any real property. On March 10, 2016, effective as of January 1, 2016, Actinium entered into an Office Space License Agreement (the “License”) with Relmada Therapeutics, Inc. (“Relmada”), with whom we share two common board members, for office space located at 275 Madison Avenue, 7th Floor, New York, NY 10016. The License represents a substantial reduction in the per person cost over Actinium’s prior lease and the space allows for future growth.  Both companies’ boards authorized the transaction. The term of the License is three years from the effective date, with an automatic renewal provision. The cost of the License is on a pass through basis for Relmada, and is approximately $17,000 per month for Actinium, subject to customary escalations and adjustments.

In August 2016, the Company expanded its office space at 275 Madison Avenue, 6th Floor, New York, NY 10016, for an additional $2,400 per month over a 12-month term.

Future minimum obligations on the lease are:

For the year ending December 31, 2017	$218,464
For the year ending December 31, 2018	199,440
Total	$417,904

Note 8 – Equity

On December 9, 2013, the Company entered into an engagement agreement with its placement agent for the 2013 Common Stock Offering. The 2013 Offering was completed in two tranches, on December 9, 2013 and January 10, 2014.

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

On March 24, 2014, the Company filed a shelf registration statement on Form S-3 (the “Registration Statement”) which was effective on April 17, 2014. This Registration Statement contained two prospectuses: (i) a base prospectus which covers the offering, issuance and sale by the Company of up to $200 million of its common stock, preferred stock, warrants and/or units; and (ii) a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $75,000,000 of its common stock that may be issued and sold under a sales agreement (the “ Sales Agreement ” ) with MLV & Co. LLC ( “ MLV ” ) dated March 24, 2014. The Company will pay MLV in cash, upon the sale of common stock pursuant to the Sales Agreement, an amount equal to 3.0% of the gross proceeds from the sale of common stock. On April 28, 2014, the Company issued 500 shares and received net proceeds of $6,000 under the Sales Agreement with MLV. During the year ended December 31, 2015, the Company issued 5,626,119 common shares with an average price of $2.52 per share. The Company received $15.1 million gross proceeds (net proceeds of $14.7 million) from the issuances. During the year ended December 31, 2016, the Company issued 3,504,427 common shares with an average price of $1.96 per share. The Company received gross proceeds of $7.0 million (net proceeds of $6.8 million) from the issuances.

On June 30, 2014, the Company received gross proceeds of $12.5 million from a public offering of 1,670,000 shares of the Company’s common stock, $0.001 par value, at a price to the public of $7.50 per share less underwriting discounts. The Company paid an underwriting discount of $0.9 million, paid other offering expenses of $0.1 million, and paid attorney and auditor fees of $0.1 million resulting in net proceeds of $11.5 million. Under the terms of the underwriting agreement, the Company also granted the underwriters a 30-day option to purchase up to an additional 250,000 shares of common stock to cover over-allotments, if any, at the offering price.

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

On October 4, 2016, the Company sold 8,000,000 shares of its common stock at a price of $1.25 per share to the public through an underwritten public offering.

During the year ended December 31, 2016, the Company issued 125,862 common shares for the cashless exercise of warrants. During the year ended December 31, 2016, the Company also issued 23,212 common shares for $18,105 cash received from the exercise of options.

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

Approval of the 2013 Amended and Restated Stock Plan

In September 2013, the Board of Directors of the Company approved the Company’s 2013 Stock Plan. The expiration date of the plan is September 9, 2023 and the total number of underlying shares of the Company’s common stock available for grant to employees, directors and consultants of the Company under the plan is 2,750,000 shares. In December 2015, the shareholders of the Company approved the second amendment to the plan and increased the number of shares authorized under the plan to 9,250,000 shares. In December 2016, the shareholders of the Company approved the fifth amendment to the plan and increased the number of shares authorized under the plan to 12,750,000 shares.

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

During the year ended December 31, 2016, the Company granted 250,700 shares of restricted common stock to consultants with a fair value of $0.4 million based on the stock price on the grant dates. Of the 250,700 restricted share awards granted in 2016, 60,700 shares vested at the date of grant, 150,000 shares vest over a six-month period and 40,000 shares vest over 2 years.

During the year ended December 31, 2016, the Company issued common shares totaling 21,000 for restricted shares granted in 2015 and prior years and 60,700 for restricted shares granted in 2016.

During the year ended December 31, 2016, 2015 and 2014, the Company recorded approximately $0.6 million, $3.4 million and $3.7 million, respectively, in stock-based compensation for all of the restricted shares granted.

Stock Options

Following is a summary of option activities for the years ended December 31, 2016, 2015 and 2014:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2013	1,985,384	3.23	8.34	5,908,696
Issued	1,338,100	8.86
Exercised	(310,400)	0.95
Outstanding, December 31, 2014	3,013,084	5.98	8.35	4,728,842
Issued	1,554,499	2.78
Cancelled	(576,000)	8.70
Exercised	(20,000)	0.78
Outstanding, December 31, 2015	3,971,583	4.34	8.01	2,964,146
Issued	2,225,000	1.92
Cancelled	(266,485)	2.51
Exercised	(23,212)	0.78
Outstanding, December 31, 2016	5,906,886	3.52	7.90	51,704

Exercisable, December 31, 2016	2,601,947	$4.67	6.31	$51,704

During the year ended December 31, 2014, the Company granted employees, consultants, and its board members 1,338,100 options to purchase the Company’s common stock with exercise prices ranging from $0.78 to $11.95 with a 10 year term vesting over a 4-year period.  The options have an aggregated fair value of $8.7 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.77% - 2.07% (2) expected life of 6 years, (3) expected volatility of 82.47% - 87.76%, and (4) zero expected dividends.

During the year ended December 31, 2015, the Company granted employees, consultants, and its board members 1,554,499 options to purchase the Company’s common stock with exercise prices ranging from $1.79 to $3.58 and a 10 year with vesting ranging from 1 to 4.17 years.  The options have an aggregated fair value of $3.2 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.56% - 1.91% (2) expected life of 6 years, (3) expected volatility of 85.01% - 94.89%, and (4) zero expected dividends.

During the year ended December 31, 2016, the Company granted employees, consultants, and its board members 2,225,000 options to purchase the Company’s common stock with exercise prices ranging from $0.95 to $2.25 with a 10 year term vesting over a 4 year period.  The options have an aggregated fair value of $3.1 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate of 1.28% - 1.97% (2) expected life of 6 years, (3) expected volatility of 81.45% - 87.95%, and (4) zero expected dividends.

During the years ended December 31, 2016, 2015 and 2014, the Company received gross proceeds of $18,105, $15,680 and $0.3 million for exercise of options for 23,212 shares, 20,000 shares and 310,400 shares, respectively, of the Company’s common stock.

All options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at December 31, 2016 and 2015 was $6.7 million and $7.2 million, respectively. During the years ended December 31, 2016, 2015 and 2014, the Company recorded option expense of $3.6 million, $3.4 million and $2.4 million, respectively.

Warrants

Following is a summary of warrant activities for the years ended December 31, 2016, 2015 and 2014:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, December 31, 2013	9,737,729	$1.06	4.89	$47,396,307
Granted	491,928	8.33
Exercised	(2,501,993)	0.67
Forfeited	(29,167)	6.70
Outstanding, December 31, 2014	7,698,497	1.64	3.97	34,317,224
Granted	3,333,333	6.50
Exercised	(2,013,360)	0.41
Outstanding, December 31, 2015	9,018,470	3.73	2.93	10,199,230
Granted	130,000	0.96
Exercised	(183,718)	0.90
Outstanding, December 31, 2016	8,964,752	3.72	1.95	1,445,786

Exercisable, December 31, 2016	8,612,252	3.66	1.79	1,445,786

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

During the year ended December 31, 2015, 2,013,360 warrants were exercised by warrant holders. The Company issued 1,736,277 shares of common stock and received gross proceeds of $0.2 million.

During the year ended December 31, 2016, the Company granted 130,000 warrants to consultants. The warrants are exercisable for periods ranging from 5 to 10 years at exercise prices ranging from $0.98 to $1.77 per share. The fair value of the warrants was approximately $116,000 at the grant date and was determined utilizing the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model include (1) discount rate range of 1.13% to 1.20%, (2) expected term of 5-10 years, (3) expected volatility range of 79.79% to 84.84%, and (4) zero expected dividends.

During the year ended December 31, 2016, 183,718 warrants were exercised by warrant holders and the Company issued 125,862 shares of common stock.

During the years ended December 31, 2016, 2015 and 2014, the Company recorded stock-based compensation related to the warrants of $0.1 million, $0.2 million and $0.1 million, respectively.

Note 9 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2016 and 2015 are as follows:

	2016	2015
Deferred tax assets:
Net operating losses carry forward	$38,874,255	$24,008,932
Share-based compensation	8,081,711	6,197,439
Others	846,414	(1,296,188)
Less: valuation allowance	(47,802,380)	(28,910,183)

Deferred tax assets, net	$-	$-

The Company has recorded a valuation allowance of $47,802,380 and $28,910,183 against its deferred tax assets at December 31, 2016 and 2015, respectively, because management determined that it is not more-likely-than not that those assets will be realized.

For federal income tax purposes, the Company has approximately $105.1 million of unused net operating losses ("NOLs") at December 31, 2016 available for carry forward to future years. These NOLs will begin to expire if unused in 2018.

For state income tax purposes, the Company has approximately $60.7 million of unused NOLs at December 31, 2016 available for carry forward to future years. These NOLs will begin to expire if unused in 2035.

The Company has Federal Research and Development tax credits of approximately $830,000 at December 31, 2016 which will begin to expire if unused in 2033.

Federal and state tax laws impose limitations on the utilization of net operating losses and credit carryforwards in the event of an ownership change for tax purposes, as defined in Section 382 of the Internal Revenue Code. Accordingly, the Company's ability to utilize these carryforwards may be limited as a result of an ownership change which may have already happened or may happen in the future. Such an ownership change could result in a limitation in the use of the net operating losses in future years and possibly a reduction of the net operating losses available.

The difference between the income tax provision and the amount that would result if the U.S. Federal statutory rate of 34% were applied to pre-tax loss for the years ended December 31, 2016, 2015 and 2014 are as follows:

	For the year ended
	December 31, 2016		December 31, 2015		December 31, 2014

Federal income taxes at 34%	$(8,269,386)	(34.00)%	$(7,148,607)	(34.00)%	$(8,393,753)	(34.00)%
Deferred true-up	(5,946,655)	(24.45)%	1,104,763	5.25%	2,885,487	11.69%
Research and Development Tax Credit	(141,769)	(0.58)%	-	-%	-	-%
Unrealized derivative gain/loss	(860,460)	(3.54)%
Other	12,259	0.05%	-	-%	526,224	2.13%
Change in valuation allowance	15,206,011	62.52%	6,043,844	28.75%	4,982,042	20.18%

Provision for income tax	$-	-	$-	-	$-	-

Note 10 – Subsequent Events

On January 22, 2017, the Company issued 500 shares of common stock to an employee for vested restricted stock grant.

On February 22, 2017, the Company issued 500 shares of common stock to an employee for vested restricted stock grant.

On February 27, 2017, the Company issued 5,000 shares of common stock to a consultant for vested stock grant.

On January 17, 2017, the Company granted an employee options to purchase 325,000 common shares at $1.04 per share.

On March 14 2017, the Company granted its employees options to purchase 1,425,500 common shares at $1.39 per share and granted its Board members options to purchase 225,000 common shares at $1.39 per share.

Certain warrants were issued to Mr. Seth as part of investment banking and advisory services either prior to and outside of Mr. Seth’s role as a Board Member and subsequently Executive Chairman and are not compensation for Board or Executive Chairman services to the Company. The Executive Chairman has refrained from exercising such warrants that are or have been in the money for most of their existing life in order to align with the long term interests of the Company, on March 14, 2017, the Company canceled warrant to purchase Common Stock of the Company, dated December 19, 2012, issued to its Executive Chairman in the amount of 57,212 warrant shares (the “Old Warrant”) and issued a new warrant to its Executive Chairman in the amount of 57,212 warrant shares with the term of the warrant expiring on February 11, 2022 (the “New Warrant”). The New Warrant has the same exercise price in effect as the exercise price as the Old Warrant but the expiration date was modified from December 19, 2017 to February 11, 2022. The Company also amended the warrant to purchase Common Stock of the Company, dated January 31, 2012, issued to its Executive Chairman and an entity affiliated with its Executive Chairman in the amount of 64,746 and 99,617 warrant shares, respectively. Pursuant to the terms of the warrant amendments the term of the warrants were extended to February 11, 2022 from January 31, 2019.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure controls and procedures. The Company, under the supervision and with the participation of its management, including the Company’s principal executive officer and principal financial and accounting officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s principal executive officer and principal financial and accounting officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2016 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management concluded that as of December 31, 2016, the Company’s internal control over financial reporting was effective.

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

On March 16, 2017, the Company entered into an amendment to the employment agreement with Mr. Dragan Cicic (the “Cicic Agreement”). Pursuant to the Cicic Amendment, Dr. Cicic’s title was changed to Chief Technology Officer from Chief Medical Officer.

The Cicic Agreement is attached hereto as Exhibit 10.60 and is incorporated herein by reference. The above description of the Cicic Agreement only summaries of the terms of the agreement, do not purport to be complete descriptions of such document, and is qualified in its entirety by reference to the Cicic Amendment, a copy of which is attached as an exhibit hereto and which is incorporated by reference into this Item 1.01 and Item 5.02.

Certain warrants were issued to Mr. Seth as part of investment banking and advisory services either prior to and outside of Mr. Seth’s role as a Board Member and subsequently Executive Chairman and are not compensation for Board or Executive Chairman services to the Company. The Executive Chairman has refrained from exercising such warrants that are or have been in the money for most of their existing life in order to align with the long term interests of the Company, in order to maintain that alignment, on March 14, 2017, the Company cancelled Warrant to Purchase Common Stock of the Company, dated December 19, 2012, issued to Mr. Seth in the amount of 57,212 warrant shares (the “Old Warrant”) and issued a new warrant to Mr. Seth in the amount of 57,212 warrant shares with the term of the warrant expiring on February 11, 2022 (the “New Warrant”). The New Warrant has the same exercise price in effect as the exercise price as the Old Warrant and the same terms (except for the term). The Company also amended the Warrant to Purchase Common Stock of the Company, dated January 31, 2012, issued to Sandesh Seth and Amrosan LLC (an entity affiliated with Mr. Seth’s family) in the amount of 64,746 and 99,617 warrant shares, respectively (collectively, the “Warrant Amendments”). Pursuant to the terms of the Warrant Amendments the term of the warrants were extended to February 11, 2022.

The Warrant Amendments and New Warrant are attached hereto as Exhibits 10.61, 10.62 and 10.63 and are incorporated herein by reference. The above description of the Warrant Amendments and New Warrant are only summaries of the terms of the agreements, do not purport to be complete descriptions of such documents, and are qualified in their entirety by reference to the Warrant Amendments and New Warrant, a copy of which are attached as exhibits hereto and which are incorporated by reference into this Item 1.01 and Item 5.02.

On March 14, 2017, the Company named Mark Berger a named executive officer. Mr. Berger is the Company’s Chief Medical Officer. On December 27, 2017 the Company and Mr. Berger entered into an Offer Letter (the “Employment Agreement”.) The compensation arrangement with Mr. Berger pursuant to the Employment Agreement is described under Part III, Item 10 (Chief Medical Officer Agreement) of this Form 10-K.

The Employment Agreement is attached hereto as Exhibit 10.64 and is incorporated herein by reference. The above description of the Employment Agreement only summaries of the terms of the agreement, do not purport to be complete descriptions of such document, and is qualified in its entirety by reference to the Employment Amendment, a copy of which is attached as an exhibit hereto and which is incorporated by reference into this Item 1.01 and Item 5.02.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors And Executive Officers

The names, positions and ages of our directors and executive officers as of March 16, 2017, are as follows:

Name	Age	Position
Sandesh Seth, MS, MBA	52	Executive Chairman

Kaushik J. Dave, PhD, MBA	55	Chief Executive Officer, Interim Chief Financial Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)

Mark S. Berger, MD	62	Chief Medical Officer

Dragan Cicic, MD	52	Chief Technology Officer

David Nicholson, PhD	62	Director

Richard I. Steinhart	59	Director

Sergio Traversa, MBA	55	Director

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

Mark S. Berger, MD, Chief Medical Officer

Dr. Berger has been our Chief Medical Officer since January 2017. From September 2013 to January 2017 Dr. Berger worked for Kadmon Corporation where he was Senior Vice President, Clinical Research. In this role he was responsible for all clinical aspects of new drug development including designing and managing clinical trials in oncology indications (non-small cell lung cancer and glioblastoma) and non-oncology indications (chronic graft versus host disease and polycystic kidney disease). Dr. Berger joined Kadmon after serving as Chief Medical Officer of Deciphera Pharmaceuticals from June 2011 to September 2013. Prior to Deciphera, Dr. Berger was Vice President for Clinical Development at Gemin X Pharmaceuticals where he led the clinical strategy, design and management of clinical trials for two novel oncology agents including obatoclax, a pan Bcl-2 inhibitor. Based on the results of a randomized Phase 2 clinical trial of obatoclax, Gemin X was acquired by Cephalon in March of 2011 for a total consideration of $525 million including $225 million in an upfront cash payment.

Before his work with biotechnology companies, Dr. Berger held key positions in two global pharmaceutical companies. Dr. Berger previously served as Group Director, Medicine Development Centre-Oncology for GlaxoSmithKline. In this position Dr. Berger managed the development of Tykerb (lapatinib) in lung and breast cancer where he designed and led two Phase 2 clinical trials before planning and leading a 399 patient pivotal Phase 3 trial that resulted in the FDA approval of Tykerb in breast cancer.  In addition, he managed the Lapatinib Expanded Access Program (LEAP) that enrolled over 4000 patients on a global basis.  Dr. Berger began his career in drug development at Wyeth Research where he led the planning and execution of the pivotal Phase 2 trial for Mylotarg, which was the first antibody targeted chemotherapy agent and targeted CD33, similar to Actimab-A. He presented the Mylotarg clinical data at the FDA’s Oncology Drug Advisory Committee meeting, after which Mylotarg received accelerated FDA approval for patients with relapsed AML.

Dr. Berger has a B.A. in biology from Wesleyan University and received his M.D. from the University of Virginia School of Medicine. He did his Hematology-Oncology fellowship at the University of Pennsylvania where he was an Assistant Professor of Medicine, and also was a Research Fellow at the Ludwig Institute for Cancer Research and the Imperial Cancer Research Fund, both in London. Dr. Berger is board certified in internal medicine, hematology and medical oncology.

Dragan Cicic, MD, MBA, Chief Technology Officer

Dragan Cicic is the Chief Technology Officer of the Company. He joined the Company in 2005 and previously held the position of the CEO and prior to that of the Medical Director at Actinium. Dr. Cicic joined Actinium from the position of Project Director of QED Technologies Inc., a life sciences strategic consulting and transactional group focused on emerging biotech, pharmaceuticals and medical devices companies. Dr. Cicic prepared business and strategic plans on behalf of those clients and assisted them in raising funding. He also represented corporate and private investors in identifying acquisition and/or investment targets and negotiating, structuring and consummating deals. Prior to joining QED Technologies, Dr. Cicic was an investment banker with SG Cowen Securities.

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

From 1988-2007, Dr. Nicholson held various positions of increasing seniority in the UK, the Netherlands and the USA with Organon, a Business Unit of Akzo Nobel. Ultimately, he became Executive Vice President, Research & Development, and member of the Organon Executive Management Committee. He implemented change programs, leading to maximizing effectiveness in research & development, ensuring customer focus and the establishment of a competitive pipeline of innovative drugs. In 2007, Dr. Nicholson transferred to Schering-Plough, Kenilworth, New Jersey as Senior Vice President, responsible for Global Project Management and Drug Safety. From 2009 to December 2011, he was Vice President Licensing and Knowledge Management at Merck in Rahway, New Jersey, reporting to the President of Merck R&D. As an integration team member, David Nicholson played a role in the strategic mergers of Organon BioSciences, the human and animal health business of Dutch chemical giant Akzo-Nobel, and Schering-Plough in 2007 as well as of Schering-Plough and Merck in 2009.

That Dr. Nicholson brings over 25 years of pharmaceutical experience to our Board, having served in various pharmaceutical research and development executive-level positions over the course of his career, and that Dr. Nicholson has developed significant management and leadership skills relating to the pharmaceutical industry and is well accustomed to interfacing with investors, analysts, auditors, outside advisors and governmental officials, led us to conclude that Dr. Nicholson should serve as a director.

Richard I. Steinhart, MBA, Director

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

Sergio Traversa, MBA, Director

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

The term of each director is set forth below or until their successors are duly elected:

Director	Class	Term (from 2016 Annual Meeting)
Kaushik Dave	Class III	36 months
David Nicholson	Class I	12 months
Sandesh Seth	Class II	24 months
Sergio Traversa	Class II	24 months
Richard Steinhart	Class I	12 months

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

Chief Executive Officer

Employment Agreement

Effective September 16, 2013, and amended and restated on August 6, 2015, the Company and Dr. Kaushik J. Dave entered into an agreement (the “Dave Employment Agreement”), to employ Dr. Dave as the Company’s Chief Executive Officer. Dr. Dave shall have such responsibilities, duties and authority as are assigned to him by the Board, or its designee. These responsibilities shall include implementation of the overall direction of the Company as set by the Board, including, planning, corporate policies, research and development, staffing, finance and operations. Dr. Dave shall perform such other duties and shall have authority consistent with his position as may be from time to time specified by the Board and subject to the discretion of the Board. Dr. Dave reports directly to the Board. Dr. Dave also agreed to devote his best efforts and substantially all of his business time to advance the interests of the Company and to discharge adequately his duties under the Employment Agreement. Dr. Dave may hold up to two board seats on for-profit and not-for-profit boards that do not represent a conflict with the Company and subject to Board approval after review of the time commitment involved. Pursuant to the August 2015 amendment and restatement of Dr. Dave’s agreement, among other things, the agreement provides enhance severance benefits, including in the event of a change of control of the Company (as summarized below), and provides for immediate vesting of options in accordance with the amended Stock Plan and Equity Plan. The agreement also changed Dr. Dave’s title from “President and Chief Executive Officer” to “Chief Executive Officer”.

Pursuant to the Dave Employment Agreement, Dr. Dave is entitled to the following compensation and benefits:

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

CEO Agreement

Effective April 15, 2015 (the “Effective Date”), the Company and Dr. Dave entered into an agreement whereby the Company agreed to make certain payments, cancel certain restricted stock previously granted Dr. Dave, and make a new option grant to Dr. Dave. Pursuant to the terms of the agreement he Company agreed to pay to Dr. Dave (i) $166,825 on or before the Effective Date; (ii) $22,021 on or before the Effective Date; (iii) $22,021 by June 30, 2015; (iv) $22,021 by September 30, 2015; (v) $22,021 by December 31, 2015; (vi) $46,490 by April 15, 2016 so long as Dr. Dave is an employee of the Company on such date; and (vii) $52,103 by December 31, 2016, so long as Dr. Dave is an employee of the Company on such date; provided however, that if Dr. Dave is not employed by the Company (A) on April 15, 2016 then Dr. Dave shall repay to the Company $88,084 (which represents the payments made on April 15, 2015, June 30, 2015, September 30, 2015 and December 31, 2016, of $20,021 each), and (B) on December 31, 2016 then Dr. Dave shall repay to the Company $46,490 (which represents the payment made on April 15, 2016). In addition, until December 31, 2016, Dr. Dave will not, without the prior written consent of the Company, directly or indirectly, offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant for the sale of, or otherwise dispose of or transfer 25,000 shares of common stock of the Company, which such shares vested on September 16, 2014. The parties also agreed that the 68,000 shares of restricted stock previously granted to Dr. Dave on February 21, 2014, and are unvested, shall be cancelled and that the Company shall grant to Dr. Dave 82,128 options which shall vest according to milestones as set forth in the agreement.

Advice of Compensation Consultant

In 2016 and 2015, the Compensation Committee engaged StreeterWyatt Governance, LLC, a compensation consultant, to advise us on the compensation provided to our Chief Executive Officer, Dr. Dave, and determine what actions, if any, were appropriate regarding future executive compensation arrangements.

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

Chief Medical Officer Agreement

On December 27, 2016, the Company and Dr. Mark S. Berger entered into an agreement (the “Berger Employment Agreement”), to employ Dr. Berger as the Company’s Chief Medical Officer.

Pursuant to the Berger Employment Agreement, Dr. Berger is entitled to the following compensation and benefits:

●	Salary is $360,000 per year. And Dr. Berger may be entitled to a cash bonus in an amount to be determined by the Board with a target of 30% of the base salary.

●	The Board granted to Dr. Berger an option to purchase 325,000 common shares of the Company at an exercise price of $1.02 per share.

●	Vesting Schedule. Twenty-eight percent (28%) of the initial options granted shall vest twelve months after the date of grant and two percent (2%) of the remainder shall vest each month thereafter until fully vested. Such additional options or restricted stock will have an exercise price per share which is equal to fair market value as determined by the Board on the date of the grant. Two percent (2%) of such additional options or stock shall vest each month thereafter until fully vested. The term of all options granted under this Agreement will be for 10 years from the date of grant, subject to Dr. Berger’s continuing service with the Company.

●	Dr. Berger is also eligible to participate in the Company’s benefit plans that are generally provided for executive employees.

●

Non-Competition. During the term and for a period of two years thereafter, Dr. Berger shall not, either directly or indirectly, engage (as principal, partner, employee, consultant, owner, independent contractor, advisor or otherwise, with or without compensation) in any business that directly or indirectly is developing, or plans to develop, radioimmunotherapies for cancer or any therapy related to bone marrow transplant (the “Competing Business”). Notwithstanding the foregoing, this does not prevent Dr. Berger from being engaged or employed with business that has a Competing Business as part of its business, so long as he is not engaged or involved in any way in the Competing Business at such business or enterprise.

Non-Solicitation. The employment agreement also contains a non-solicitation provision that provides that during the term of employment and for a period of 24 months following the cessation of employment with the company you Dr. Dave shall not directly or indirectly solicit, induce, recruit or encourage any of the Company’s employees or consultants to terminate their relationship with the Company, or attempt any of the foregoing, either for himself or any other person or entity.

Chief Technology Officer Agreement

On January 2, 2006, Actinium Corporation entered into an employment agreement with Dragan Cicic, as our Chief Operating Officer and Chief Medical Officer. The term of the employment agreement is one year; provided that the term shall be automatically extended for successive one year periods thereafter, unless, no later than 60 days prior to the expiration of any successive one-year renewal term, either party thereto provides the other party written notice of its desire not to extend the term. Actinium agreed to pay a base salary of $144,758 per annum during the term with an annual percentage increase of not less than an amount equal to the aggregate preceding 12 months annual percentage increase of the U.S. Department of Labor Consumer Price Index for All Urban Consumers (CPI-U) for the New York area. Dr. Cicic is also entitled to participate in any incentive compensation or bonus program which is instituted or maintained for company executives generally during the term of the agreement. In August 2014, the Company increased Dr. Cicic’s base salary to $275,000 per year. In August 2015, Dr. Cicic’s agreement was amended. Pursuant to the amendment, Dr. Cicic’s title was changed to Chief Medical Officer from Chief Operating Officer and Chief Medical Officer. In March 2017, Dr. Cicic’s agreement was amended. Pursuant to the amendment, Dr. Cicic’s title was changed to Chief Technology Officer from Chief Medical Officer.

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

In 2015, Mr. Seth received the following compensation for his service as Executive Chairman: $353,000 in cash compensation, $157,000 bonus, $389,285 in stock awards and $254,909 in benefits paid in 2015. In 2016, Mr. Seth received the following compensation for his service as Executive Chairman: $495,000 in cash compensation, $195,000 bonus, $528,551 in stock awards and $220,507 in benefits paid in 2016.

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

Board of Directors Meetings and Attendance

During the fiscal year 2016, the Board of Directors held 9 meetings. Each member of our Board was present at eighty-five (85%) percent or more of the Board meetings held. One action was approved by unanimous written consent. It is our policy that directors should make every effort to attend the annual meeting of stockholders, and each of our directors. Sandesh Seth, Kaushik Dave, David Nicholson, Richard Steinhart and Sergio Traversa, attended the annual meeting of stockholders in 2016.

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

Nomination of Directors

Board of Director nominations are selected, or recommended for the Board’s selection, by a majority of the independent directors. Our independent directors include David Nicholson, Richard I. Steinhart and Sergio Traversa. These directors are charged with the responsibility of proposing potential director nominees to the board of directors for consideration. All of our independent directors are independent directors as defined by the rules of the NYSE MKT. Our independent directors use criteria by which it will seek to evaluate candidates to serve on our board of directors. The evaluation methodology includes items such as experience in the biotechnology sector, experience with public companies, executive managerial experience, operations and commercial experience, fundraising experience and contacts in the investment banking industry, personal and skill set compatibility with current board members, industry reputation, knowledge of our company generally, and independence.

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

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of December 31, 2016, our executive officers, directors and greater than 10 percent beneficial owners have complied on a timely basis with all Section 16(a) filing requirements.

Compensation Discussion and Analysis

The Compensation Committee of our board of directors has the responsibility to review, determine and approve the compensation for our executive officers. Further, the Compensation Committee oversees our overall compensation strategy, including compensation policies, plans and programs that cover all employees. In 2016, our Stockholders voted on an advisory basis with respect to our compensation program for named executive officers. Of the votes cast (excluding abstentions and broker non-votes), 69% were cast in support of the program. In light of this, in reviewing the executive compensation program for 2016, the Compensation Committee decided to retain the general overall program design, which ties a significant portion of the executives’ pay closely with our performance. In the future, the Compensation Committee will continue to consider the executive compensation program in light of changing circumstances and Stockholder feedback. We currently employ three executive officers, each of whom serves as a “Named Executive Officer” (or NEO) for purposes of SEC reporting: (1) Kaushik J. Dave., our Chief Executive Officer (who we refer to in this Compensation Discussion and Analysis as our CEO); and (2) Mark S. Berger, our Chief Medical Officer and (3) Dragan Cicic, our Chief Technology Officer.

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

We paid consultant fees to StreeterWyatt of $20,000 during the year ended December 31, 2016. NEOs may have indirect input in the compensation results for other executive officers by virtue of their participation in the performance review and feedback process for the other executive officers.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information regarding the compensation earned during the fiscal years ended December 31, 2016, 2015 and 2014 by our Chief Executive Officer and Chief Technology Officer.

Name/Position	Year	Salary	Bonus		Option Awards	All Other Compensation (3)	Total
Kaushik J. Dave,	2016	$405,000	$105,000	(6)	$996,513	$98,593	$1,605,106
CEO (1)	2015	353,500	$51,000	(4)	$969,113	$1,254,603	$2,628,216
	2014	350,000	41,042	(5)	798,865	397,844	1,587,751

Dragan Cicic, COO (2)	2016	$280,500	$40,000	(6)	$93,922	$0	$414,422
	2015	277,750	$35,000	(4)	$125,317	$17,286	$455,353
	2014	260,416	53,000	(5)	101,844	4,081	419,341

(1) Dr. Kaushik J. Dave became the Company’s President and CEO on September 16, 2013.

(2) Dr. Cicic’s options awards were determined by taking into consideration the following factors: (i) Dr. Cicic’s responsibilities at the Company; (ii) his performance historically and as an incentive for future efforts; (iii) compensation data taken from peer group companies (newly public biotech firms); and (iv) the level of his past awards.

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

(6) The bonus disclosed in this item relates to 2015 but was contingent upon board approval, which occurred in 2016.

Director Compensation

The following table sets forth the compensation of our directors for the 2016 fiscal year:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	All Other Compensation	Total

David Nicholson	$59,000	-	107,090	-	$166,090
Richard Steinhart	$63,000	-	107,090	-	$170,090
Sergio Traversa	$58,500	-	107,090	-	$165,590

(1)	At the end of fiscal year 2016, the aggregate number of option awards outstanding for each director was as follows: (i) for Mr. Nicholson, 199,900, (ii) for Mr. Steinhart, 149,950, and (iii) for Mr. Traversa, 169,950.

In accordance with SEC rules, the amounts shown reflect the aggregate grant date fair value of option awards granted to Non- Employee Directors during 2016, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718.

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

Employment Agreements

Compensatory Plan with Kaushik Dave (Principal Executive Officer)

Effective September 16, 2013, and amended and restated on August 6, 2015, the Company and Dr. Kaushik J. Dave entered into an agreement (the “Dave Employment Agreement”), to employ Dr. Dave as the Company’s Chief Executive Officer. Dr. Dave shall have such responsibilities, duties and authority as are assigned to him by the Board, or its designee. These responsibilities shall include implementation of the overall direction of the Company as set by the Board, including, planning, corporate policies, research and development, staffing, finance and operations. Dr. Dave shall perform such other duties and shall have authority consistent with his position as may be from time to time specified by the Board and subject to the discretion of the Board. Dr. Dave reports directly to the Board. Dr. Dave also agreed to devote his best efforts and substantially all of his business time to advance the interests of the Company and to discharge adequately his duties under the Dave Employment Agreement. Dr. Dave may hold up to two board seats on for-profit and not-for-profit boards that do not represent a conflict with the Company and subject to Board approval after review of the time commitment involved. Pursuant to the August 2015 amendment and restatement of Dr. Dave’s agreement, among other things, the agreement provides enhance severance benefits, including in the event of a change of control of the Company (as summarized below), and provides for immediate vesting of options in accordance with the amended Stock Plan and Equity Plan. The agreement also changed Dr. Dave’s title from “President and Chief Executive Officer” to “Chief Executive Officer”.

Pursuant to the Dave Employment Agreement, Dr. Dave is entitled to the following compensation and benefits:

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

CEO Agreement

Effective April 15, 2015 (the “Effective Date”), the Company and Dr. Dave entered into an agreement whereby the Company agreed to make certain payments, cancel certain restricted stock previously granted Dr. Dave, and make a new option grant to Dr. Dave. Pursuant to the terms of the agreement he Company agreed to pay to Dr. Dave (i) $166,825 on or before the Effective Date; (ii) $22,021 on or before the Effective Date; (iii) $22,021 by June 30, 2015; (iv) $22,021 by September 30, 2015; (v) $22,021 by December 31, 2015; (vi) $46,490 by April 15, 2016 so long as Dr. Dave is an employee of the Company on such date; and (vii) $52,103 by December 31, 2016, so long as Dr. Dave is an employee of the Company on such date; provided however, that if Dr. Dave is not employed by the Company (A) on April 15, 2016 then Dr. Dave shall repay to the Company $88,084 (which represents the payments made on April 15, 2015, June 30, 2015, September 30, 2015 and December 31, 2016, of $20,021 each), and (B) on December 31, 2016 then Dr. Dave shall repay to the Company $46,490 (which represents the payment made on April 15, 2016). In addition, until December 31, 2016, Dr. Dave will not, without the prior written consent of the Company, directly or indirectly, offer, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant for the sale of, or otherwise dispose of or transfer 25,000 shares of common stock of the Company, which such shares vested on September 16, 2014. The parties also agreed that the 68,000 shares of restricted stock previously granted to Dr. Dave on February 21, 2014, and are unvested, shall be cancelled and that the Company shall grant to Dr. Dave 82,128 options which shall vest according to milestones as set forth in the agreement.

Chief Medical Officer Agreement

On December 27, 2016, the Company and Dr. Mark S. Berger entered into an agreement (the “Berger Employment Agreement”), to employ Dr. Berger as the Company’s Chief Medical Officer.

Pursuant to the Berger Employment Agreement, Dr. Berger is entitled to the following compensation and benefits:

●	Salary is $360,000 per year. And Dr. Berger may be entitled to a cash bonus in an amount to be determined by the Board with a target of 30% of the base salary.

●	The Board granted to Dr. Berger an option to purchase 325,000 common shares of the Company at an exercise price of $1.02 per share.

●	Vesting Schedule. Twenty-eight percent (28%) of the initial options granted shall vest twelve months after the date of grant and two percent (2%) of the remainder shall vest each month thereafter until fully vested. Such additional options or restricted stock will have an exercise price per share which is equal to fair market value as determined by the Board on the date of the grant. Two percent (2%) of such additional options or stock shall vest each month thereafter until fully vested. The term of all options granted under this Agreement will be for 10 years from the date of grant, subject to Dr. Berger’s continuing service with the Company.

●	Dr. Berger is also eligible to participate in the Company’s benefit plans that are generally provided for executive employees.

●

Non-Competition. During the term and for a period of two years thereafter, Dr. Berger shall not, either directly or indirectly, engage (as principal, partner, employee, consultant, owner, independent contractor, advisor or otherwise, with or without compensation) in any business that directly or indirectly is developing, or plans to develop, radioimmunotherapies for cancer or any therapy related to bone marrow transplant (the “Competing Business”). Notwithstanding the foregoing, this does not prevent Dr. Berger from being engaged or employed with business that has a Competing Business as part of its business, so long as he is not engaged or involved in any way in the Competing Business at such business or enterprise.

Non-Solicitation. The employment agreement also contains a non-solicitation provision that provides that during the term of employment and for a period of 24 months following the cessation of employment with the company Dr. Berger shall not directly or indirectly solicit, induce, recruit or encourage any of the Company’s employees or consultants to terminate their relationship with the Company, or attempt any of the foregoing, either for himself or any other person or entity.

Chief Technology Officer Agreement

On January 2, 2006, Actinium Corporation entered into an employment agreement with Dragan Cicic, as our Chief Operating Officer and Chief Medical Officer. The term of the employment agreement is one year; provided that the term shall be automatically extended for successive one year periods thereafter, unless, no later than 60 days prior to the expiration of any successive one-year renewal term, either party thereto provides the other party written notice of its desire not to extend the term. Actinium agreed to pay a base salary of $144,758 per annum during the term with an annual percentage increase of not less than an amount equal to the aggregate preceding 12 months annual percentage increase of the U.S. Department of Labor Consumer Price Index for All Urban Consumers (CPI-U) for the New York area. Dr. Cicic is also entitled to participate in any incentive compensation or bonus program which is instituted or maintained for company executives generally during the term of the agreement. In August 2014, the Company increased Dr. Cicic’s base salary to $275,000 per year. In August 2015, Dr. Cicic agreement was amended. Pursuant to the amendment, Dr. Cicic’s title was changed to Chief Medical Officer from Chief Operating Officer and Chief Medical Officer. In February 2017, Dr. Cicic’s agreement was amended. Pursuant to the amendment, Dr. Cicic’s title was changed to Chief Technology Officer from Chief Medical Officer.

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

Outstanding Equity Awards at Fiscal Year-End Table

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END - 2016

The following table sets forth all unexercised options and unvested restricted stock that have been awarded to our named executives by the Company and were outstanding as of December 31, 2016.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) (Exercisable) (b)	Number of Securities Underlying Unexercised Options (#) (Unexercisable) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Kaushik J. Dave	519,750	155,250	-	6.70	12/16/2023	-	-	-	-
	67,500	82,500	-	3.58	02/18/2025	-	-	-	-
	127,099	16,426	-	2.52	05/05/2025	-	-	-	-
	-	400,000	-	1.99	04/15/2026	-	-	-	-

Dragan Cicic	33,300	-	-	0.78	11/28/2017	-	-	-	-
	333,000	-	-	0.78	02/10/2022	-	-	-	-
	49,950	-	-	1.50	08/30/2022	-	-	-	-
	47,952	1,998	-	1.50	12/19/2022	-	-	-	-
	21,420	10,080	-	5.55	02/21/2024	-	-	-	-
	15,750	19,250	-	3.58	02/21/2025	-	-	-	-
	2,874	-	-	2.52	05/05/2025	-	-	-	-
	-	50,000	-	1.99	04/15/2026	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our Common Stock as of February 25, 2017 held by (i) each person known to us to be the beneficial owner of more than five percent (5%) of any class of our shares; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held.  Shares of Common Stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of March 10, 2017, are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person.  Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

The percentages below are based on fully diluted shares of our Common Stock equivalents as of March 10, 2017. Unless otherwise indicated, the principal address of each of the persons below is c/o Actinium Pharmaceuticals, Inc., 275 Madison Ave, 7th floor, New York, NY 10016.

Executive Officers and Directors	Number of Shares of Common Stock and Preferred Stock Beneficially Owned		Percentage of Ownership(a)

Mark S. Berger, MD	0	(1)	0%
Kaushik Dave, PhD	999,681	(2)	1.8%
Dragan Cicic, MD	530,394	(3)	1.0%
David Nicholson, PhD	144,650	(4)	* %
Sandesh Seth	546,662	(5)	* %
Richard I. Steinhart	78,207	(6)	* %
Sergio Traversa, Pharm. D.	103,900	(7)	* %

All Directors and Officers as a Group (7 persons)	2,403,494		4.2%
All other 5% holders
Memorial Sloan Kettering Cancer Center 546 5th Avenue, 14th Floor New York, NY 10036	4,209,499		7.5%

* less than 1%

(a)	Based on 55,807,742 shares of Common Stock outstanding as of March 15, 2017

(1) On January 17, 2017, Mr. Berger was granted an option to purchase an aggregate of 325,000 shares with an exercise price of $1.04 per share. No options are exercisable within 60 days of March 10, 2017.

(2) Options to purchase an aggregate of 675,000 shares of Common Stock of the Company at an exercise price of $6.70 per share, options to purchase an aggregate of 150,000 shares of Common Stock of the Company at an exercise price of $3.58 per share, options to purchase an aggregate of 143,525 shares of Common Stock of the Company at an exercise price of $2.52 per share and options to purchase an aggregate of 400,000 shares of Common Stock of the Company at an exercise price of $1.99 per share. Within 60 days of March 10, 2017, 908,849 options will have vested. Includes 90,832 shares of common stock.

(3) Options to purchase an aggregate of 333,000 shares of Common Stock of the Company at an exercise price of $0.784 per share, options to purchase an aggregate of 99,900 shares of Common Stock of the Company at an exercise price of $1.50 per share, options to purchase an aggregate of 33,300 shares of Common Stock of the Company at an exercise price of $0.78 per share, options to purchase an aggregate of 31,500 shares of Common Stock of the Company at an exercise price of $5.55 per share, options to purchase an aggregate of 35,000 shares of Common Stock of the Company at an exercise price of $3.58 per share, options to purchase an aggregate of 2,874 shares of Common Stock of the Company at an exercise price of $2.52 per share and options to purchase an aggregate of 50,000 shares of Common Stock of the Company at an exercise price of $1.99 per share. All options are subject to vesting. Within 60 days of March 10, 2017, 526,894 options will have vested. Includes 3,500 shares of common stock.

(4) Options to purchase an aggregate of 49,950 shares of Common Stock of the Company at an exercise price of $0.784 per share and options to purchase an aggregate of 49,950 shares of Common Stock of the Company at an exercise price of $1.50 per share.  On February 18, 2015, Mr. Nicholson was granted 25,000 options with an exercise price of $3.58 per share. On April 15, 2016, Mr. Nicholson was granted an option to purchase an aggregate of 75,000 shares of the Common Stock of the Company at an exercise price of $1.99 per share. All options are subject to vesting. Within 60 days of March 10, 2017, 144,650 options will have vested. Includes 10,000 shares of common stock.

(5) Warrants to purchase an aggregate of 64,747 shares of Common Stock of the Company at an exercise price of $0.784 per share, exercisable on a cashless basis, warrants to purchase an aggregate of 99,617 of Common Stock of the Company at an exercise price of $0.784 per share, exercisable on a cashless basis issued to Amrosan, LLC, a partnership in which the majority member interest is owned by the family of Mr. Seth, and warrants to purchase 57,212 shares of Common Stock at an exercise price of $2.34 per share. Excludes warrants to purchase an aggregate of 375,556 shares of Common Stock of the Company at par value per share, exercisable on a cashless basis issued to Amrosan, LLC as the warrants are not exercisable upon less than 90 days’ notice. The holder may waive the 90 day exercise notice requirement by giving 65 days prior notice of such waiver. Excludes 353,023 warrants issued to Carnegie Hill Asset Partners and irrevocable trust linked to Mr. Seth’s family and 721,068 warrants issued to Bioche Asset Management, LLC, a partnership in which the majority member interest is owned by the family of Mr. Seth whose terms are the same as those issued to Amrosan LLC. Also excludes warrants held by the Placement Agent or its affiliates in connection with the offering of common stock and Series A and Series B warrants that closed on December 19, 2012 (the “2012 Offering”), the Bridge Notes Financing, the Series E financing and by designees of Jamess Capital Group, LLC in connection with the Share Exchange. Also includes options to purchase an aggregate of 49,950 shares of Common Stock of the Company at an exercise price of $1.50 per share. Mr. Seth was granted 280,000 options on September 23, 2014 with an exercise price of $6.13 per share. On February 18, 2015, Mr. Seth was granted 150,000 options with an exercise price of $3.58 per share. On April 15, 2016, Mr. Seth was granted an option to purchase an aggregate of 500,000 shares of the Common Stock of the Company at an exercise price of $1.99 per share. All options are subject to vesting. Within 60 days of March 10, 2017, 454,450 options will have vested. Includes 35,000 shares of common stock.

(6) Options to purchase an aggregate of 49,950 shares of Common Stock of the Company at an exercise price of $6.70 per share. On February 18, 2015, Mr. Steinhart was granted 25,000 options with an exercise price of $3.58 per share. On April 15, 2016, Mr. Steinhart was granted an option to purchase an aggregate of 75,000 shares of the Common Stock of the Company at an exercise price of $1.99 per share. All options are subject to vesting. Within 60 days of March 10, 2017, 78,207 options will have vested.

(7) Options to purchase an aggregate of 49,950 shares of Common Stock of the Company at an exercise price of $1.50 per share.  Options to purchase an aggregate of 20,000 shares of Common Stock of the Company at an exercise price of $3.60 per share. On February 18, 2015, Mr. Traversa was granted 25,000 options with an exercise price of $3.58 per share. On April 15, 2016, Mr. Traversa was granted an option to purchase an aggregate of 75,000 shares of the Common Stock of the Company at an exercise price of $1.99 per share. All options are subject to vesting. Within 60 days of March 10, 2017, 103,900 options will have vested.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

On February 11, 2015, the Company completed a public offering that totaled 4,444,444 common shares and warrants to purchase an aggregate of 3,333,333 shares of common stock at a combined price to the public of $4.50, representing gross proceeds of approximately $20.0 million and a net amount of approximately $18.5 million after deducting the underwriting discount and the other offering expenses. Laidlaw & Company (UK) Ltd., of which Mr. Seth, Executive Chairman of the Company was the former Head of Healthcare Investment Banking, acted as sole book-running manager for the offering. The offering was made pursuant to a shelf registration statement (File No. 333-194768) previously filed with and declared effective by the U.S. Securities and Exchange Commission.

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

On June 4, 2015, the Company entered into subscription agreements with certain investors to sell approximately $5 million of its common stock in a registered direct offering. Under the terms of the subscription agreements, the Company will issued an aggregate of 1,923,078 shares of the Company’s common stock at a purchase price of $2.60 per share. The offering closed on June 9, 2015. Laidlaw & Company (UK) Ltd. acted as the sole placement agent with respect to the offering. The securities were offered pursuant to the Company's effective shelf registration statement previously filed with the Securities and Exchange Commission on Form S-3.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the fiscal years ended December 31, 2016 and 2015 for professional services rendered by GBH CPAs, PC for the audits of the Company’s annual financial statements included in Form 10-K (“Audit Fees”), tax compliance, advice, and planning (“Tax Fees”), and other products or services provided (“Other Fees”):

	Year Ended December 31, 2016	Year Ended December 31, 2015
Audit Fees	$146,918	$136,800
Audit – Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$146,918	$136,800

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
1.1	Underwriting Agreement, dated September 28, 2016, by and between H.C. Wainwright & Co., LLC and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 1.1 to Form 8-K filed on September 29, 2016).
2.1	Share Exchange Agreement, dated December 28, 2012, by and among Cactus Ventures, Inc., Actinium Pharmaceuticals, Inc., Diane S. Button, and the shareholders of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on January 2, 2013).
2.2	Share Exchange Agreement, dated March 11, 2013, by and among Cactus Ventures, Inc., Actinium Pharmaceuticals, Inc, and the shareholders of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 11, 2013).
2.3	Share Exchange Agreement, dated August 22, 2013, by and among Actinium Pharmaceuticals, Inc, Actinium Corporation, and the shareholders of Actinium Corporation (incorporated by reference to Exhibit 2.3 to Form S-1/A filed on August 22, 2013).
3.1	Articles of Incorporation of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on April 17, 2013).
3.2	Fifth Restated Certificate of Incorporation of Actinium Corporation (fka, Actinium Pharmaceuticals, Inc.) (incorporated by reference to Exhibit 3.5 to Form 8-K filed on January 2, 2013).
3.3	Bylaws of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Form filed with the SEC on April 17, 2007).
3.4	Bylaws of Actinium Corporation (fka, Actinium Pharmaceuticals, Inc.) (incorporated by reference to Exhibit 3.7 to Form 8-K filed on January 2, 2013).
3.5	Certificate of Amendment to Articles of Incorporation filed January 7, 2014 (incorporated by reference to Exhibit 3.5 to Form S-1 filed on January 31, 2014).
3.6	Certificate of Amendment to Articles of Incorporation filed February 3, 2014. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 7, 2014).
3.7	Certificate of Amendment to Articles of Incorporation filed February 26, 2015.
3.8	Amendment to Amended and Restated Bylaws, dated August 6, 2015 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on August 7, 2015).
3.9	Second Amendment to Amended and Restated Bylaws, as amended, dated November 20, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on November 27, 2015).
4.1	Form of A Warrant, dated December 19, 2012 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on January 2, 2013).
4.2	Form of B Warrant, dated December 19, 2012 (incorporated by reference to Exhibit 4.2 to Form 8-K filed on January 2, 2013).
4.3	Form of Lock Up Agreement, dated December 2012 (incorporated by reference to Exhibit 4.3 to Form 8-K filed on January 2, 2013).

4.4	Lock-up Agreement, dated August 22, 2013 (incorporated by reference to Exhibit 4.7 to Form S-1/A filed on August 22, 2013).
4.5	Form of Common Stock Warrant, dated December 27, 2013 and January 10, 2014 (incorporated by reference to Exhibit 4.8 to Form S-1 filed on January 31, 2013).
4.6	Form of Lock-Up Agreement, dated December 27, 2013 (incorporated by reference to Exhibit 4.9 to Form S-1 filed on January 31, 2014).
4.7	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 6, 2015).
10.1	Registration Rights Agreement, by and among Actinium Pharmaceuticals, Inc., General Atlantic Investments Limited, and Certain Stockholders, dated June 30, 2000 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on January 2, 2013).
10.2	Amendment No. 1 to June 30, 2000 Registration Rights Agreement, dated September 29, 2011 (incorporated by reference to Exhibit 10.2 to Form 8-K/A filed on January 4, 2013).
10.3	First Amended and Restated Stockholders Agreement, by and among Actinium Pharmaceuticals, Inc., Actinium Holdings Limited, N.V. Organon, and the Stockholders Listed Therein, dated October 5, 2011(incorporated by reference to Exhibit 10.3 to Form 8-K/A filed on January 4, 2013).
10.4	Second Amended and Restated Investor Rights Agreement, by and among Actinium Pharmaceuticals, Inc., Actinium Holdings Limited, and the Investors Listed Therein, dated October 5, 2011 (incorporated by reference to Exhibit 3.5 to Form 8-K filed on January 4, 2013).
10.5	Intentionally left blank.
10.6	Form of Subscription Agreement, dated December 19, 2012 (incorporated by reference to Exhibit 10.6 to Form 8-K filed on January 2, 2013).
10.7	Form of Unit Purchase Agreement, dated December 19, 2012 (incorporated by reference to Exhibit 10.7 to Form 8-K filed on January 2, 2013).
10.8	Employment Agreement, dated January 2, 2006, between Actinium Pharmaceuticals, Inc. and Dragan Cicic (incorporated by reference to Exhibit 10.8 to Form 8-K/A filed on January 4, 2013).
10.9	License, Development and Commercialization Agreement between Sloan-Kettering Institute of Cancer Research, and Actinium Pharmaceuticals, Inc., dated February 11, 2002; as amended by the First Amendment dated August 7, 2006 (incorporated by reference to Exhibit 10.9 to Form 8-K/A filed on January 4, 2013).
10.10	Phase 1/2 Study on the safety and efficiency of 225ACAc-HuM195 in patients with advanced Myeloid malignancies with Millennix Oncology, Averion Project, dated December 6, 2006 (incorporated by reference to Exhibit 3.5 to Form 8-K filed on January 4, 2013).
10.11	Product Development and Patent License Agreement, dated February 27, 2003, by and between AbbVie Biotherapeutics and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.11 to Form 8-K/A filed on January 4, 2013).
10.12	Clinical Trial Agreement, dated July 19, 2012, by and between Fred Hutchinson Cancer Center and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.12 to Form 8-K/A filed on January 4, 2013).
10.13	Employment Letter between Jack V. Talley and Actinium Pharmaceuticals, Inc., effective August 15, 2012 (incorporated by reference to Exhibit 3.5 to Form 8-K filed on January 4, 2013).
10.14	Employment Letter between Enza Guagenti and Actinium Pharmaceuticals, Inc., effective August 15, 2012 (incorporated by reference to Exhibit 10.14 to Form 8-K/A filed on January 4, 2013).
10.15	Clinical Trial Agreement, dated January 18, 2001, between Actinium Pharmaceuticals, Inc. and Memorial Sloan Kettering Cancer Center for the purpose of conducting a clinical trial entitled “Phase 1/2 trial of 213Bi-M195 and cytarabine for Acute Myeloid Leukemia.” (incorporated by reference to Exhibit 10.15 to Form 8-K/A filed on January 4, 2013).
10.16	Clinical Trial Agreement with The Trustees of the University of Pennsylvania, dated November 8, 2012 (incorporated by reference to Exhibit 10.16 to Form 8-K/A filed on January 4, 2013).
10.17	Clinical Trial Agreement, dated March 27, 2012, with Memorial Sloan-Kettering Cancer Center (incorporated by reference to Exhibit 10.17 to Form 8-K/A filed on January 4, 2013).
10.18	Clinical Trial Agreement, dated September 22, 2012, with Johns Hopkins University, dated September 24, 2012 (incorporated by reference to Exhibit 10.18 to Form 8-K/A filed on January 4, 2013).
10.19	License Agreement, dated June 14, 2012, for BC8 antibody with Fred Hutchinson Cancer Research Center (incorporated by reference to Exhibit 10.19 to Form 8-K/A filed on January 4, 2013).

10.20	2012 Unit Investor Rights Agreement, dated December 19, 2012, by and among Actinium Pharmaceuticals, Inc., the persons identified on Exhibit A attached thereto hereto, and the Placement Agent (incorporated by reference to Exhibit 10.20 to Form 8-K/A filed on January 4, 2013).
10.21	Project Agreement, dated September 30, 2011, between Actinium Pharmaceuticals, Inc. and Aptiv Solutions, Inc. (incorporated by reference to Exhibit 10.21 to Form 8-K/A filed on January 4, 2013).
10.22	Proposal, dated March 30, 2007, with IsoTherapeutics Group, LLC (incorporated by reference to Exhibit 10.22 to Form 8-K/A filed on January 4, 2013).
10.23	Clinical Trial Agreement with The University of Texas M.D. Anderson Cancer, dated March 1, 2012 (incorporated by reference to Exhibit 10.23 to Form 8-K/A filed on January 4, 2013).
10.24	Amendment No. 1 to Research Agreement, dated November 7, 2012, between Actinium Pharmaceuticals, Inc. and The University of Texas M.D. Anderson Cancer (incorporated by reference to Exhibit 10.24 to Form 8-K/A filed on January 4, 2013).
10.25	Letter Agreement, dated June 19, 2011, between Actinium Pharmaceuticals, Inc. and Sloan-Kettering Institute for Cancer Research (incorporated by reference to Exhibit 10.25 to Form 8-K/A filed on January 4, 2013).
10.26	Letter Agreement, dated April 9, 2010, between Actinium Pharmaceuticals, Inc. and Sloan-Kettering Institute for Cancer Research (incorporated by reference to Exhibit 10.26 to Form 8-K/A filed on January 4, 2013).
10.27	Letter Agreement, dated July 2010, between Actinium Pharmaceuticals, Inc. and Actinium Holdings Limited (Waiver of Anti-Dilution Rights) (incorporated by reference to Exhibit 10.27 to Form 8-K/A filed on January 4, 2013).
10.28	Clinical Trial Agreement, dated April 12, 2006, with Sloan-Kettering Institute for Cancer Research and Memorial Hospital for Cancer and Allied Diseases (incorporated by reference to Exhibit 10.28 to Form 8-K /A filed on January 4, 2013).
10.29	Letter Agreement, dated __, 2011, between Actinium Pharmaceuticals, Inc. and Actinium Holdings Limited (Waiver of Registration Rights) (incorporated by reference to Exhibit 10.29 to Form 8-K/A filed on January 4, 2013).
10.30	Agreement, dated November 29, 2012, by and between Oak Ridge National Laboratory and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.30 to Form S-1/A filed on August 22, 2013).
10.31	Transaction Management Agreement, dated May 9, 2011, by and between Jamess Capital Group, LLC (fka, AmerAsia Capital Group LLC) and Actinium Corporation (fka, Actinium Pharmaceuticals Inc.) (incorporated by reference to Exhibit 10.31 to Form S-1 filed on September 30, 2013).
10.32	Employment Agreement, effective September 16, 2013, by and between Actinium Pharmaceuticals, Inc. and Kaushik J. Dave (incorporated by reference to Exhibit 10.32 to Form S-1/A filed on October 28, 2013).
10.33	Actinium Pharmaceuticals, Inc. Amended and Restated 2013 Stock Plan (incorporated by reference to Exhibit 10.33 to Form S-1 filed on January 31, 2014).
10.34	Actinium Pharmaceuticals, Inc. Amended and Restated 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.34 to Form S-1 filed on January 31, 2014).
10.35	Form of Unit Purchase Agreement, dated December 27, 2013 and January 10, 2014 (incorporated by reference to Exhibit 10.35 to Form S-1 filed on January 31, 2014).
10.36	Form of Subscription Agreement, dated December 27, 2013 and January 10, 2014 (incorporated by reference to Exhibit 10.36 to Form S-1 filed on January 31, 2014).
10.37	Form of Registration Rights Agreement, dated December 27, 2013 and January 10, 2014 (incorporated by reference to Exhibit 10.37 to Form S-1 filed on January 31, 2014).
10.38	Letter Agreement, dated September 4, 2013, between Actinium Pharmaceuticals, Inc. and Sloan-Kettering Institute for Cancer Research (incorporated by reference to Exhibit 10.38 to Form S-1 filed on January 31, 2014).
10.39	At-the-Market Issuance Sales Agreement, dated March 24, 2014, by and between Actinium Pharmaceuticals, Inc. and MLV & Co. LLC (incorporated herein by reference to Exhibit 1.2 to Actinium’s Registration Statement on Form S-3 filed March 24, 2014).
10.40	Underwriting Agreement, dated June 25, 2014, by and between Canaccord Genuity Inc. and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 1.1 to Form 8-K filed on June 25, 2014).
10.41	Underwriting Agreement, dated June 25, 2014, by and between Laidlaw & Company (UK) Ltd. and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 1.1 to Form 8-K filed on February 6, 2015).

10.42	Actinium Pharmaceuticals, Inc. Amended and Restated 2013 Stock Plan (incorporated by reference to Exhibit 10.42 to Form 10-K filed on March 16, 2015).
10.43	Consulting Agreement by and between Actinium Pharmaceuticals, Inc. and the Executive Chairman (incorporated by reference to Exhibit 10.43 to Form 10-K filed on March 16, 2015).
10.44	Actinium Pharmaceuticals, Inc. Amended and Restated 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.44 to Form 10-K filed on March 16, 2015).
10.45	Agreement, dated as of May 7, 2015, and effective April 15, 2015, by and between Actinium Pharmaceuticals, Inc. and Kaushik J. Dave (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 8, 2015).
10.46	Placement Agent Agreement, dated June 4, 2015, by and between Actinium Pharmaceuticals, Inc. and Laidlaw & Company (UK) Ltd. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 5, 2015).
10.47	Form of Subscription Agreement, dated June 4, 2015, by and between Actinium Pharmaceuticals, Inc. and certain investors (incorporated by reference to Exhibit 10.2 to Form 8-K filed on June 5, 2015).
10.48	First Amendment to Amended and Restated 2013 Stock Plan, effective August 6, 2015 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 7, 2015).
10.49	First Amendment to Amended and Restated 2013 Equity Incentive Plan, effective August 6, 2015 (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 7, 2015).
10.50	Form of indemnification Agreement (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 7, 2015).
10.51	Amended and Restated Consulting Agreement, dated August 6, 2015, by and between Actinium Pharmaceuticals, Inc. and Sandesh Seth (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on August 7, 2015).
10.52	Amended and Restated Employment Agreement, dated August 6, 2015, by and between Actinium Pharmaceuticals, Inc. and Kaushik J. Dave (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on August 7, 2015).
10.53	Amendment to Employment Agreement, dated August 6, 2015, by and between Actinium Pharmaceuticals, Inc. and Dragan Cicic (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on August 7, 2015).
10.54	Second Amendment to the 2013 Amended and Restated Stock Plan, effective as of December 15, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 16, 2015).
10.55	Investor Rights Agreement, dated December 21, 2015, by and between Actinium Pharmaceuticals, Inc. and Memorial Sloan Kettering Cancer Center (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 24, 2015).
10.56	Third Amendment to the 2013 Amended and Restated Stock Plan, effective as of December 22, 2015 (incorporated by reference to Exhibit 10.56 to Form 10-K filed on March 11, 2016).
10.57	Office Space License Agreement, dated March 19, 2016, by and between Actinium Pharmaceuticals, Inc. and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.57 to Form 10-K filed on March 11, 2016).
10.58	Fourth Amendment to the 2013 Amended and Restated Stock Plan, effective as of December 13, 2016 (incorporated by reference to Exhibit 1.1 to Form 8-K filed on December 14, 2016).
10.59	Fifth Amendment to the 2013 Amended and Restated Stock Plan, effective as of December 21, 2016.
10.60	Amendment to Employment Agreement, dated March 16, 2017, by and between Actinium Pharmaceuticals, Inc. and Dragan Cicic.
10.61	Amendment to Actinium Pharmaceuticals, Inc. Warrant to Purchase Common Stock, dated March 14, 2017 issued to Sandesh Seth.
10.62	Amendment to Actinium Pharmaceuticals, Inc. Warrant to Purchase Common Stock, dated March 14, 2017 issued to Amrosan LLC.
10.63	Warrant to Purchase common Stock of Actinium Pharmaceuticals, Inc., dated March 14, 2017, issued to Sandesh Seth.
10.64	Offer Letter, dated December 27, 2016, by and between Dr. Mark S. Berger and Actinium Pharmaceuticals, Inc.

10.65	Confidential Information and Invention Assignment Agreement, dated December 27, 2016, by and between Dr. Mark S. Berger and Actinium Pharmaceuticals, Inc.
10.66	Indemnification Agreement, dated March 16, 2017, by and between Actinium Pharmaceuticals, Inc. and Mark S. Berger.
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 8-K filed on January 2, 2013).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Form 10-K filed on March 16, 2015).
23.1	Consent of GBH CPAs, PC.
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

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

Dated: March 16, 2017	ACTINIUM PHARMACEUTICALS, INC.

	By:	/s/ Kaushik J. Dave
Kaushik J. Dave
Chief Executive Officer and Interim Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kaushik J. Dave	Chief Executive Officer, Interim Chief Financial Officer and Director	March 16, 2017
Kaushik J. Dave	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Sandesh Seth	Executive Chairman, Director	March 16, 2017
Sandesh Seth

/s/ David Nicholson	Director	March 16, 2017
David Nicholson

/s/ Richard I. Steinhart	Director	March 16, 2017

/s/ Sergio Traversa	Director	March 16, 2017
Sergio Traversa

