Form 10-Q
period 2017-03-31
Actinium Pharmaceuticals, Inc.
filed 2017-05-15
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

☒ Yes     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards, provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 15, 2017: 58,446,754.

Actinium Pharmaceuticals, Inc.

FORM 10-Q

For quarterly period ended March 31, 2017

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2017 and December 31, 2016, and the results of operations and cash flows for the three months ended March 31, 2017 and 2016 have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2016, filed with the SEC in the Company’s Annual Report on Form 10-K on March 16, 2017.  The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2017	December 31, 2016

Assets
Current Assets:
Cash and cash equivalents	$17,087,830	$20,519,294
Restricted cash – current	-	34,733
Prepaid expenses and other current assets	1,031,258	1,836,451
Total Current Assets	18,119,088	22,390,478

Property and equipment, net of accumulated depreciation	75,942	88,549
Security deposit	49,859	49,859
Total Assets	$18,244,889	$22,528,886

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$4,768,808	$4,194,874
Accounts payable and accrued expenses - related parties	25,000	25,000
Derivative liabilities	576,034	300,683
Total Current Liabilities	5,369,842	4,520,557

Total Liabilities	5,369,842	4,520,557

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 57,152,399 and 55,801,742 shares issued and outstanding, respectively	57,152	55,802
Additional paid-in capital	157,431,280	154,504,329
Accumulated deficit	(144,613,385)	(136,551,802)
Total Stockholders’ Equity	12,875,047	18,008,329

Total Liabilities and Stockholders’ Equity	$18,244,889	$22,528,886

See accompanying notes to the unaudited consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016

Revenue	$-	$-

Operating expenses:
Research and development, net of reimbursements	4,504,351	3,765,452
General and administrative	3,280,317	2,218,467
Depreciation expense	20,920	18,120
Total operating expenses	7,805,588	6,002,039

Loss from operations	(7,805,588)	(6,002,039)

Other income (expense):
Interest expense	-	(2,658)
Gain (loss) on change in fair value of derivative liabilities	(255,995)	1,601,399
Total other income (expense)	(255,995)	1,598,741

Net loss	$(8,061,583)	$(4,403,298)

Net loss per common share – basic and diluted	$(0.14)	$(0.10)
Weighted average common shares outstanding – basic and diluted	55,892,878	44,253,793

See accompanying notes to the unaudited consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(8,061,583)	$(4,403,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,030,609	984,837
Depreciation expense	20,920	18,120
Loss (gain) on change in fair value of derivative liabilities	255,995	(1,601,399)
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	805,193	(133,606)
Increase (decrease) in:
Accounts payable and accrued expenses	573,934	378,877
Net Cash Used In Operating Activities	(5,374,932)	(4,756,469)

Cash Flows From Investing Activities:
Purchase of property and equipment	(8,313)	(27,590)
Payment for security deposit	-	(49,859)
Decrease of restricted cash	34,733	-
Net Cash Provided By (Used In) Investing Activities	26,420	(77,449)

Cash Flows From Financing Activities:
Payments on note payable	-	(87,576)
Sales of common stock, net of offering costs	1,917,048	1,485,177
Net Cash Provided By Financing Activities	1,917,048	1,397,601

Net change in cash	(3,431,464)	(3,436,317)

Cash and cash equivalents at beginning of period	20,519,294	25,643,273

Cash and cash equivalents at end of period	$17,087,830	$22,206,956

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$2,658
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Transfer warrant derivatives from liability to equity classification	$-	$17,455

See accompanying notes to the unaudited consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Nature of Business - Actinium Pharmaceuticals, Inc. (the “Company” or “Actinium”) is a biopharmaceutical company developing innovative targeted therapies for patients with cancers lacking effective treatment options. Actinium’s proprietary platform utilizes monoclonal antibodies to deliver cytotoxic radioisotopes directly to cells of interest, such as cancer cells or cells of the bone marrow, in order to kill those cells safely and effectively. The Company’s lead product candidate, Iomab-B, consists of the radioisotope Iodine 131 (131 I) coupled to BC8, an anti-CD45 monoclonal antibody. Iomab-B is designed to be used, upon approval, in preparing patients for a hematopoietic stem cell transplant (“HSCT”), commonly referred to as bone marrow transplant (“BMT”). A bone marrow transplant is often the only potential cure for patients with blood-borne cancers. However, the current standard preparation for a transplant requires chemotherapy and/or total body irradiation that result in significant toxicities. The Company is currently conducting a single pivotal 150-patient, multicenter Phase 3 clinical study of Iomab-B in patients with relapsed or refractory acute myeloid leukemia (AML) age 55 and older. The Company’s second product candidate, Actimab-A, consists of the radioisotope actinium-225 (225Ac) conjugated to HuM195, an anti-CD33 monoclonal antibody. Actimab-A is currently in a multicenter open-label, 53-patient Phase 2 trial for patients newly diagnosed with AML age 60 and over. In addition, Actinium is studying Actimab-M, which also consists of 225Ac conjugated to HuM195, an anti-CD33 monoclonal antibody, in a Phase 1 investigator initiated clinical trial in patients with relapsed or refractory multiple myeloma. Actinium is also utilizing its alpha-particle immunotherapy (APIT) technology platform to generate new drug candidates based on antibodies linked to the element Actinium-225 that are directed at various cancers that are blood-borne or form solid tumors. Actinium is also considering filing an application with the U.S. Food and Drug Administration (“FDA”) for breakthrough therapy designation for Actimab-A and/or Iomab-B. Actinium intends to develop a number of products for different types of cancer and derive revenue from partnering relationships with large pharmaceutical companies and/or direct sales of its products in specialty markets in the United States.

In December 2015, the Company announced that the FDA cleared the Company’s IND filing for Iomab-B, and that it will proceed with a pivotal, Phase 3 clinical trial. In June 2016, Actinium announced the pivotal Phase 3 clinical trial for Iomab-B was initiated and assuming that the trial meets its end points, it will form the basis for a Biologics Licensing Application (“BLA”) with the FDA. The Company, in its recently approved IND filing, established an agreement with the FDA that the path to a Biologics License Application submission would include a single, pivotal Phase 3 clinical study if it is successful. The population in this two arm, randomized, controlled, multicenter trial will be refractory and relapsed AML patients over the age of 55. The trial size was set at 150 patients with 75 patients per arm. The primary endpoint in the pivotal Phase 3 trial is durable complete remission, defined as a complete remission lasting at least 6 months and a secondary endpoint that will be overall survival at one year. There are currently no effective treatments approved by the FDA for AML in this patient population and there is no defined standard of care. Iomab-B has completed several physicians sponsored clinical trials examining its potential as a conditioning regimen prior to HSCT in various blood cancers, including the Phase 1/2 study in relapsed and/or refractory AML patients. The results of these studies in almost 300 patients have demonstrated the potential for Iomab-B to create a new treatment paradigm for bone marrow transplants by: expanding the pool to ineligible patients who do not have any viable treatment options currently; enabling a shorter and safer preparatory interval for HSCT; reducing post-transplant complications; and showing a clear survival benefit including curative potential.

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

Basis of Presentation - Unaudited Interim Financial Information – The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2016 and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2016, as filed with the SEC on March 16, 2017.

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

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. Balances held by the Company are typically in excess of Federal Deposit Insurance Corporation insured limits. At March 31, 2017 and December 31, 2016, all of the Company’s cash was deposited in one bank.

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

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

The following tables set forth assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2017 and December 31, 2016. As required by ASC 820 “Fair Value Measurements and Disclosures”, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total

Derivative liabilities:
At March 31, 2017	$-	$-	$576,034	$576,034
At December 31, 2016	$-	$-	$300,683	$300,683

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

Earnings (Loss) Per Common Share - Basic earnings (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period. For the three months ended March 31, 2017 and 2016, the Company’s potentially dilutive shares, which include outstanding common stock options and warrants have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

	March 31, 2017	March 31, 2016
Options	7,644,386	4,116,083
Warrants	8,955,388	8,770,313
Total	16,599,774	12,886,396

Subsequent Events - The Company’s management reviewed all material events through the date of the consolidated financial statements were issued for subsequent event disclosure consideration.

Recent Accounting Pronouncements – In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation” (Topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. The guidance has been adopted effective January 1, 2017. The adoption of this guidance did not have any impact on the consolidated financial position, results of operations or cash flows.

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

Note 2 - Related Party Transactions

MSKCC:

On February 11, 2002, the Company entered into a License, Development and Commercialization Agreement with Sloan-Kettering Institute of Cancer Research (“SKI”), an entity related to Memorial Sloan-Kettering Cancer Institute, Inc. (“MSKCC”), a majority shareholder of the Company.  The agreement was amended in August 2006.  Pursuant to the agreement, the Company licensed certain intellectual property from SKI, including critical patents with respect to the Company’s core technology that also supports ongoing research and clinical development of related drug candidates.  MSKCC agreed, subject to certain conditions, to utilize the funds paid for certain clinical and preclinical programs and activities related to the Company’s drug development and clinical study programs, including the payment of certain costs and expenses that would otherwise have been borne by the Company.

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

On December 21, 2015, Actinium entered into an investor rights agreement with MSKCC. Under the terms of the agreement, MSKCC has agreed to forebear from transferring or otherwise disposing of its approximately 5.7 million shares of the Company’s common stock (other than pursuant to a piggyback registration as described below) until the start of the Actimab-A Phase 2 clinical study. The Company started the Actimab-A Phase 2 clinical study in September 2016. Thereafter, MSKCC was permitted to sell its shares subject to a weekly volume limitation of 150,000 shares (which limit may be increased to up to 250,000 shares per week to the extent any prior weekly allotments are not fully used) and applicable law so long as MSKCC maintains at least 25% of its current shareholding in Actinium through December 31, 2016. Actinium granted MSKCC piggyback registration rights that would be triggered in the event Actinium were to engage in a public registered offering of its shares for its own account where other shareholders are participating as selling shareholders or where such public registered offering is for the account of other selling shareholders. In addition, Actinium granted MSKCC unlimited Form S-3 registration rights with respect to its shares following December 31, 2016.

Placement Agent:

On December 9, 2013, the Company entered into an engagement agreement with a Healthcare Investment Bank (“Placement Agent”) as its placement agent for the 2013 Common Stock Offering whereby a director of the Company was the former Head of its Healthcare Investment Banking team (“the 2013 Offering”). The 2013 Offering was completed in two tranches, December 9, 2013 and January 10, 2014. The agreement entered in on December 9, 2013 included a cash fee equal to 10% of the gross proceeds raised, a non-accountable expense reimbursement equal to 2% of the gross proceeds raised and warrants to purchase shares of the Company’s Common Stock in an amount equal to 10% of the shares of common stock issued or issuable. Subsequent to the closing of the 2013 Offering, the placement agent continued to provide certain financial advisory services to the Company until three months after the Company had up-listed its securities for trading on a U.S. National Exchange for a monthly fee of $25,000. On May 28, 2014, the Company and the placement agent agreed to terminate the December 9, 2013 engagement agreement. As of March 31, 2017 and December 31, 2016, the Company owed its placement agent $25,000.

Note 3 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
Prepaid insurance	$247,278	$332,809
Prepaid clinical trial expenses	617,155	1,093,441
Other prepaid expenses	166,825	410,201
Total prepaid expenses and other current assets	$1,031,258	$1,836,451

Note 4 - Property and Equipment

Property and equipment consisted of the following at March 31, 2017 and December 31, 2016:

		March 31,	December 31,
	Lives	2017	2016
Lab equipment	3 years	$116,070	$116,070
Office equipment	3 years	151,246	142,933
Less: accumulated depreciation		(191,374)	(170,454)
Property and equipment, net		$75,942	$88,549

Depreciation expense for the three months ended March 31, 2017 and 2016 was $20,920 and $18,120, respectively.

Note 5 - Derivatives

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

Activities for derivative warrant instruments during the three months ended March 31, 2017 were as follows:

	Shares subject to warrants	Fair Value

Balance, December 31, 2016	1,615,260	$300,683

Modification of warrants	-	19,356

Change in fair value	-	255,995

Balance, March 31, 2017	1,615,260	$576,034

During the three months ended March 31, 2017, 9,364 warrants were exercised, of which none were derivative warrants.

On March 14, 2017, the Company canceled derivative warrants to purchase 57,212 common shares of the Company, dated December 19, 2012 and issued a new warrant to purchase 57,212 common shares of the Company. See Note 7. As a result of the replacement, the Company recorded an additional expense of $19,356 for the incremental value of the derivative warrant.

The fair values of the derivative warrants were calculated using a modified binomial valuation model with the following assumptions at each balance sheet date.

	March 31,	December 31,
	2017	2016

Market value of common stock on measurement date (1)	$1.51	$0.88
Adjusted exercise price	$2.34	$2.34
Risk free interest rate (2)	0.97%	0.85%
Warrant lives in years	2.0 years	2.0 years
Expected volatility (3)	71-74%	61 - 69%
Expected dividend yield (4)	-	-
Probability of stock offering in any period over 5 years (5)	0%~100%	100%
Offering price (6)	$1.25	$1.25

(1)	The market value of common stock at the above measurement dates is based on the Company’s closing price quoted on the NYSE MKT.

(2)	The risk-free interest rate was determined by management using the Treasury Bill rate as of the respective measurement date.

(3)	The volatility was estimated using the historical volatilities of the Company’s common stock traded in NYSE MKT market.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management determines the probability of future stock offering at each evaluation date.

(6)	Represents the estimated offering price in future offerings as determined by management.

Note 6 - Commitments and Contingencies

License and Research Agreements

The Company has entered into license and research and development agreements with third parties under which the Company is obligated to make upfront payments as well as milestone and royalty payments. Notable inclusions in this category are:

a.	AbbVie Biotherapeutics Corp. - The Company entered into a Product Development and Patent License Agreement with AbbVie Biotherapeutics Corp. in 2003 to secure exclusive rights to a specific antibody when conjugated with alpha emitting radioisotopes. Upon execution of the agreement, the Company made a license fee payment of $3,000,000.

The Company agreed to make milestone payments totaling $7,750,000 for the achievement of the following agreed to and contracted milestones:

Milestones	Date Met	Payments

(1) when Company initiates a Phase 1 Clinical Trial of a licensed product	July 24, 2012	$750,000
(2) when Company initiates a Phase 2 Clinical Trial of a licensed product	September __, 2016	750,000
(3) when Company initiates a Phase 3 Clinical Trial of a licensed product	In future	1,500,000
(4) Biological License Application filing with U.S. FDA	In future	1,750,000
(5) First commercial sale	In future	1,500,000
(6) after the first $10,000,000 in net sales	In future	1,500,000
Total		$7,750,000

Under the agreement, the Company shall pay to AbbVie Biotherapeutics Corp. on a country-by-country basis a royalty of 12% of net sales of all licensed products until the later of: (1) 12.5 years after the first commercial sale, or (2) when the patents expire.

The Company met its first milestone in 2012 and upon reaching the milestone the Company paid AbbVie Biotherapeutics Corp. a milestone payment of $750,000 on July 24, 2012.  The milestone payment for the Phase 1 Clinical Trial was recorded as research and development expense. In September 2016, the Company met its second milestone and accrued $750,000 as a research and development expense. As of March 31, 2017, the $750,000 accrual was included in the accounts payable and accrued expenses on the balance sheet.

b.	MSKCC - see Note 2 - Related Party Transactions.

c.	Oak Ridge National Laboratory (“ORNL”) – The Company is contracted to purchase radioactive material to be used for research and development, with a renewal option at the contract end. On January 9, 2017, the Company signed a contract with ORNL to purchase $0.7 million of radioactive material. During the three months ended March 31, 2017 and 2016, the Company purchased approximately $0.1 million and $0.2 million, respectively, of radioactive material with ORNL.

d.	Icon Clinical Research, LLC (“Icon”) provides project management services for the study of the drug Ac-225-HuM195 (Actimab-A) used in the Company’s Phase 1 and Phase 2 clinical trials. The total project was estimated to cost approximately $1.9 million and required a 12.5% down payment of the total estimated project cost. The down payment totaling $0.2 million was paid in 2007 and 2012. On August 6, 2012, October 22, 2012 and May 16, 2013, the agreement was amended to provide for additional services. The total project is now estimated at approximately $2.7 million. Icon invoices the Company when services are rendered and the Company records the related expense to research and development expense. For three months ended March 31, 2017 and 2016, the Company incurred expenses of approximately $0 and $0.2 million, respectively, related to this agreement.

e.	On June 15, 2012, the Company entered into a license and sponsored research agreement with Fred Hutchinson Cancer Research Center (“FHCRC”) to build upon previous and ongoing clinical trials, with BC8 (licensed antibody). FHCRC has currently completed both a Phase 1 and Phase 2 clinical trial with BC8 and the Company intends to start preparation for a pivotal trial leading to an FDA approval. The Company has been granted exclusive rights to the BC8 antibody and related master cell bank developed by FHCRC. The cost to develop the trial will range from $13.2 million to $23.5 million, depending on the trial design as required by the FDA. Under the terms of the sponsored research agreement, the Company will fund the FHCRC lab with $0.2 million per year for the first two years and $0.3 million thereafter. Payments made toward funding the lab will be credited toward royalty payments owed to FHCRC in the given year. A milestone payment of $1 million will be due to FHCRC upon FDA approval of the first drug. Upon commercial sale of the drug, royalty payments of 2% of net sales will be due to FHCRC. For the three months ended March 31, 2017 and 2016, the Company incurred expenses of approximately $27,000 and $63,000, respectively, related to this agreement.

f.

On February 27, 2014, the Company entered into a manufacturing agreement with Goodwin Biotechnology Inc. (“Goodwin”). Goodwin oversees the current Good Manufacturing Practices (“cGMP”) production of a monoclonal antibody anticipated to be used in the phase 3 clinical trial of Iomab-B. Total cost of the agreement is $6.8 million. The Company made a non-refundable payment of $0.6 million upon execution of the agreement. Periodic payments will be made upon reaching certain milestones. As of March 31, 2017, the remaining cost of the service agreement (only) is approximately $2.6 million. Goodwin bills the Company when services are rendered and the Company records the related expense to research and development costs. For the each of three months ended March 31, 2017 and 2016, the Company paid Goodwin approximately $0.1 million.

As of March 31, 2017 and December 31, 2016, the Company owed Goodwin $0.1 million.

g.	On February 16, 2016, the Company entered into a Contract Research Organizaiton (“CRO”) agreement with Medpace, Inc. (“Medpace”). Medpace provides project management services for the study of Iomab-B used for the intended Phase 3 clinical trial. The total project is estimated to cost approximately $7.2 million. Medpace bills the Company when services are rendered and the Company records the related expense to research and development costs. For the three months ended March 31, 2017 and 2016, the Company paid Medpace approximately $0.4 million and $0.9 million, respectively.

h.	On August 4, 2016, the Company entered into a CRO agreement with Vector Oncology Solutions, LLC (“Vector”). Vector provides project management services for the study of Actimab-A used for the intended Phase 2 clinical trial. The total project is estimated to cost approximately $4.6 million. For the three months ended March 31, 2017, the Company paid Vector approximately $0.2 million.

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

Future minimum obligations on the lease are:

For the year ending December 31, 2018	199,440
Total	$199,440

Note 7 - Equity

During the three months ended March 31, 2017, the Company issued 1,341,357 shares of common stock for gross proceeds of approximately $2.0 million as part of its At-The-Market (“ATM”) sales agreement with an investment bank.

During the three months ended March 31, 2017, the Company issued 4,234 common shares for the cashless exercise of warrants.

Restricted Stock

During the three months ended March 31, 2017 and 2016, the Company recorded approximately $45,000 and $0.1 million, respectively, in stock-based compensation for all of the restricted shares outstanding.

During the three months ended March 31, 2017, the Company issued 5,000 common shares for restricted shares grant that became fully vested. As of March 31, 2017, the Company has yet to issue 148,408 common shares for restricted shares grant that has vested.

Stock Options

Following is a summary of option activities for the three months ended March 31, 2017:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	5,906,886	$3.52	7.90	51,704
Granted	2,260,500	1.36
Cancelled	(523,000)	2.25
Outstanding, March 31, 2017	7,644,386	2.97	8.27	855,064

Exercisable, March 31, 2017	2,812,164	4.73	6.45	413,494

During the three months ended March 31, 2017, the Company granted 2,260,500 options to purchase the Company’s common stock with an exercise price ranging from $1.03 to $1.58 per share, a term of 10 years, and a vesting period from 1 to 4 years. The options have an aggregated fair value of $2,149,845 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate range from 1.99% to 2.28% (2) expected life of 6 years, (3) expected volatility range from 80.27% to 81.74%, and (4) zero expected dividends. The estimate of expected option life was determined based on the “simplified method,” giving consideration to the overall vesting period and the contractual terms of the award. This method was used because the Company does not have sufficient historical option exercise data.

During the three months ended March 31, 2017, options to purchase 523,000 common shares were cancelled upon the termination of four employees.

The fair value of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at March 31, 2016 was approximately $7.1 million. During the three months ended March 31, 2017 and 2016, the Company recorded total option expense of $0.9 million and $0.8 million respectively.

Warrants

Following is a summary of warrant activities for the three months ended March 31, 2017:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, December 31, 2016	8,964,752	3.72	1.95	1,445,786
Exercised	(9,364)	0.78	-	-
Outstanding, March 31, 2017	8,955,388	3.70	1.86	3,471,974

Exercisable, March 31, 2017	8,612,888	3.61	1.63	3,426,124

Certain warrants were issued to the Company’s Executive Chairman as part of investment banking and advisory services either prior to and outside of his role as a Board Member and subsequently Executive Chairman. The Executive Chairman has refrained from exercising such warrants that are or have been in the money for most of their existing life in order to align with the long-term interests of the Company. On March 14, 2017, the Company canceled warrant to purchase 57,212 shares of Common Stock of the Company, dated December 19, 2012, issued to its Executive Chairman and issued a new warrant to its Executive Chairman to purchase 57,212 common shares with the term of the warrant expiring on February 11, 2022. The new warrant has the same exercise price in effect as the exercise price as the old warrant but the expiration date was modified from December 19, 2017 to February 11, 2022. The Company also amended the warrant to purchase Common Stock of the Company, dated January 31, 2012, issued to its Executive Chairman and an entity affiliated with its Executive Chairman to purchase 64,746 and 99,617 common shares, respectively. Pursuant to the terms of the warrant amendments, the term of the warrants was extended to February 11, 2022 from January 31, 2019. As a result of the replacement and modification, the Company recorded an additional expense of $64,091 for the incremental fair value of the new warrants.

During the three months ended March 31, 2017, 9,364 warrants were exercised by the warrant holders. The Company issued 4,234 shares of common stock as a result of these cashless exercises.

During the three months ended March 31, 2017 and 2016, the Company recorded stock-based compensation expense related to the warrants of $18,984 (excluding the $64,091 addition expense due to the replacement and modification) and $57,144, respectively.

Note 8 - Subsequent Events

        Subsequent to March 31, 2017, the Company sold 1,292,355 shares of common stock for gross proceeds of $1,965,791 as part of the Sales Agreements with MLV.

        Subsequent to March 31, 2017, The Company also issued 2,000 common shares to an employee for vested grant.

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

Description of Business

Actinium is a biopharmaceutical company developing innovative targeted therapies for patients with cancers lacking effective treatment options. Actinium’s proprietary platform utilizes monoclonal antibodies to deliver cytotoxic radioisotopes directly to cells of interest, such as cancer cells or cells of the bone marrow, in order to kill those cells safely and effectively. The Company’s lead product candidate, Iomab-B, consists of the radioisotope Iodine 131 (131 I) coupled to BC8, an anti-CD45 monoclonal antibody. Iomab-B is designed to be used, upon approval, in preparing patients for a hematopoietic stem cell transplant (“HSCT”), commonly referred to as bone marrow transplant (“BMT”). A bone marrow transplant is often the only potential cure for patients with blood-borne cancers but the current standard preparation for a transplant requires chemotherapy and/or total body irradiation that result in significant toxicities. The Company is currently conducting a single pivotal 150-patient, multicenter Phase 3 clinical study of Iomab-B in patients with relapsed or refractory acute myeloid leukemia (“AML”) age 55 and older. The Company’s second product candidate, Actimab-A, consists of the radioisotope actinium-225 (225Ac) conjugated to HuM1-195, an anti-CD33 monoclonal antibody. Actimab-A is currently in a multicenter open-label, 53-patient Phase 2 trial for patients newly diagnosed with AML age 60 and over. In addition, Actinium is studying Actimab-M, which also consists of 225Ac conjugated to HuM195, an anti-CD33 monoclonal antibody, in a Phase 1 investigator initiated clinical trial in patients with relapsed or refractory multiple myeloma. Actinium is also utilizing its alpha-particle immunotherapy (“APIT”) technology platform to generate new drug candidates based on antibodies linked to the element Actinium-225 that are directed at various cancers that are blood-borne or form solid tumors. Actinium is also considering filing an application with the U.S. Food and Drug Administration (“FDA”) for breakthrough therapy designation for Actimab-A and/or Iomab-B. Actinium intends to develop a number of products for different types of cancer and derive revenue from partnering relationships with large pharmaceutical companies and/or direct sales of its products in specialty markets in the United States. We are currently manufacturing the antibody HuM195, which is a component of our Actimab-A and Actimab-M drug candidates that are currently in a Phase 2 and Phase 1 clinical trial, respectively. If we are unable to manufacture the HuM195 antibody in a timely fashion we may encounter delays in our clinical trials, which may impact our competitive position with these drug candidates.

In December 2015, we announced that the FDA cleared our Investigational New Drug Application (“IND”) filing for Iomab-B, and that it will proceed with a pivotal, Phase 3 clinical trial. In June 2016, we announced the pivotal Phase 3 clinical trial for Iomab-B was initiated and assuming that the trial meets its end points, it will form the basis for a Biologics Licensing Application (“BLA”) with the FDA. The Company, in its recently approved IND filing, established an agreement with the FDA that the path to a Biologics License Application submission would include a single, pivotal Phase 3 clinical study if it is successful. The population in this two arm, randomized, controlled, multicenter trial will be refractory and relapsed AML patients over the age of 55. The trial size was set at 150 patients with 75 patients per arm. The primary endpoint in the pivotal Phase 3 trial is durable complete remission, defined as a complete remission lasting at least 6 months and a secondary endpoint that will be overall survival at one year. There are currently no effective treatments approved by the FDA for AML in this patient population and there is no defined standard of care. Iomab-B has completed several physicians sponsored clinical trials examining its potential as a conditioning regimen prior to HSCT in various blood cancers, including the Phase 1/2 study in relapsed and/or refractory AML patients. The results of these studies in almost 300 patients have demonstrated the potential for Iomab-B to create a new treatment paradigm for bone marrow transplants by: expanding the pool to ineligible patients who do not have any viable treatment options currently; enabling a shorter and safer preparatory interval for HSCT; reducing post-transplant complications; and showing a clear survival benefit including curative potential.

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

In February 2017, we initiated a Phase 1 investigator initiated clinical trial to study Actimab-M in multiple myeloma (“MM”). Multiple myeloma is a cancer of plasma cells that is currently incurable. The Phase 1 trial will enroll up to 12 patients with relapsed or refractory multiple myeloma who have positive CD33 expression. This Phase 1 study is designed as a dose escalation study intended to assess safety, establish maximum tolerable dose (“MTD”) and assess efficacy. Patients will be administered Actimab-M on day 1 at an initial dose of 0.5 µCi/kg and then assessed at day 42 for safety and efficacy. The dose can be increased to 1.0 µCi/kg or reduced to 0.25 µCi/kg based on safety assessment that will evaluate dose limiting toxicities (“DLTs”). Patients may receive up to 8 cycles of therapy but in no event will cumulative administration exceed 4.0 µCi/kg of Actimab-M.

We were incorporated under the laws of the State of Nevada on October 6, 1997.

Plan of Operation

We develop drugs for the treatment of cancer with the intent to cure or significantly improve survival of the affected patients. None of our drugs have been approved for sale in the United States or elsewhere. We have no commercial operations in sales or marketing of our products. All our product candidates are under development. In order to market and sell our products we must conduct clinical trials on patients and obtain regulatory approvals from appropriate regulatory agencies like the Food and Drug Administration (“FDA”) in the United States and similar agencies elsewhere in the world.

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

Under our own sponsorship as well as activity at FHCRC, we have five product candidates in active clinical trials: Actimab-A and Actimab-M (HuM195-Ac-225), Iomab-B (BC8-I-131), BC8-Y-90 and BC8-SA. At this time, the Company is actively pursuing development of Actimab-A and Iomab-B while Actimab-M, BC8-Y-90 and BC8-SA are in physician sponsored clinical phase 1 trials at Baylor and latter two at the FHCRC. Actimab-A is a combination of the monoclonal antibody we have in-licensed, Lintuzumab (HuM195), and the alpha emitting isotope actinium 225. Actimab-A has shown promising results throughout preclinical development and an ongoing clinical trial started in 2006 in AML in the elderly. We have expanded the number of patients and number of clinical centers by commencing a new AML clinical trial which we launched in 2012. This trial targets newly diagnosed AML patients over the age of 60. In order to conduct the trial we are engaged in funding, monitoring and quality assurance and control of the Lintuzumab antibody; procurement of actinium 225 isotope; funding, monitoring and quality assurance and control of the drug candidate Actimab-A manufacturing and organizing and monitoring clinical trials. We estimate that the direct costs to completion of both parts of the ongoing Phase 1/2 trial will be approximately $7 million. Iomab-B is a combination of the in-licensed monoclonal antibody BC8 and the beta emitting radioisotope iodine 131. This construct has been extensively tested in Phase 1 and Phase 2 clinical trials in approximately 300 patients with different blood cancer indications who were in need of HSCT. Iomab-B is used to condition the bone marrow of these patients by destroying blood cancer cells in their bone marrow and elsewhere thus allowing for a subsequent transplant containing healthy donor bone marrow stem cells. We have decided to develop this drug candidate by initially focusing on the patients over 55 with active acute myeloid leukemia in relapse and/or refractory to existing treatments. On December 17, 2015, the FDA cleared our IND filing for Iomab-B, and that we are proceeding with the pivotal, Phase 3 clinical trial. We anticipate that the Phase 3, controlled, randomized, pivotal trial will continue enrolling patients in 2017. We estimate the direct costs of such a trial to completion anticipated in 2019 will be approximately $25 million.

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

We have never generated revenue. Currently, we do not have a recurring source of revenues to cover our operating costs. For the three months ended March 31, 2017 and 2016, we incurred a net loss of approximately $8.1 million and $4.4 million, respectively. We believe that we have sufficient cash on hand to fund our operations through the next 12 months.

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

To achieve our goal, we intend to continue to invest in research and development at high and constantly increasing rates thus incurring further losses until one or more of our products are sufficiently developed to partner them with a large pharmaceutical and/or biotechnology company.

Results of Operations – Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Three Months Ended March 31,
	2017	2016

Revenues	$-	$-

Operating expenses:
Research and development, net of reimbursements	4,504,351	3,765,452
General and administrative	3,280,317	2,218,467
Depreciation expense	20,920	18,120
Total operating expenses	7,805,588	6,002,039

Other income (expense):
Interest expense	-	(2,658)
Gain (loss) on change in fair value of derivative liabilities	(255,995)	1,601,399
Total other income (expense)	(255,995)	1,598,741

Net loss	$(8,061,583)	$(4,403,298)

Revenues

We recorded no commercial revenues for the three months ended March 31, 2017 and 2016.

Research and Development Expense

Research and development expenses increased by approximately $0.7 million from $3.8 million for the three months ended March 31, 2016 to approximately $4.5 million for the three months ended March 31, 2017. The increase was primarily attributable to increase in Iomab-B manufacturing costs of approximately $0.8 million which were partially offset by a decrease of approximately $0.2 million in Actimab-A manufacturing costs. We expect to incur increased research and development costs in the future.

General and Administrative Expenses

Overall, total general and administrative expenses increased by approximately $1.1 million from approximately $2.2 million for the three months ended March 31, 2016 to $3.3 million for the three months ended March 31, 2017. The increase was largely attributable to increases in salaries and stock compensation costs of $0.6 million and other related expenses and professional services. We expect to incur increased general and administrative costs in the future.

Other Income (Expense)

Other expense for the three months ended March 31, 2017 was approximately $0.3 million as compared to other income of approximately $1.6 million for the three months ended March 31, 2016. The other income (expense) is mainly associated with changes in our warrant derivative liability. The change is attributable to the fluctuation of our stock price from $1.99 per share at March 31, 2016 to $1.51 per share at March 31, 2017.

Liquidity and Capital Resources

We have financed our operations primarily through sales of the Company’s common stock.

We do not have any cash or cash equivalents held in financial institutions located outside of the United States as of March 31, 2017. We do not anticipate this practice will change in the future.

The following tables sets forth selected cash flow information for the periods indicated:

	For the Three Months Ended March 31,
	2017	2016

Cash used in operating activities	$(5,374,932)	$(4,756,469)
Cash provided by (used in) investing activities	26,420	(77,449)
Cash provided by financing activities	1,917,048	1,397,601

Net change in cash	$(3,431,464)	$(3,436,317)

Net cash used in operating activities was approximately $5.4 million and $4.8 million for the three months ended March 31, 2017 and 2016, respectively. The change was mainly due to increased compensation paid as a result of higher headcount and increased payments for professional services and clinic trials.

Net cash provided by financing activities was approximately $1.9 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017, we issued common stock and received net proceeds of approximately $1.9 million from the sale of our common stock through our ATM compared to approximately $1.5 million received from the March 2016 finance. The issuance of stock was partially offset by payments on notes payable of $0.1 million for the three months ended March 31, 2016.

Recent Equity Offerings

On March 24, 2014, we filed a shelf registration statement on Form S-3 (the “Registration Statement”) and deemed effective on April 17, 2014. This Registration Statement contained two prospectuses: (i) a base prospectus which covers the offering, issuance and sale by the Company of up to $200,000,000 of its common stock, preferred stock, warrants and/or units; and (ii) a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $75,000,000 of its common stock that may be issued and sold under a sales agreement (the “Sales Agreement”) with MLV & Co. LLC (“MLV”). During the quarter ended March 31, 2017, the Company issued 1,341,357 shares of common stock for gross proceeds of $2.0 million. Since inception of this agreement through March 31, 2017, the Company issued 10,472,469 shares of common stock for gross proceeds of $24.1 million.

During the three months ended March 31, 2017, we issued 4,234 common shares for the cashless exercise of warrants and issued 5,000 common shares for restricted shares granted.

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

●       Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

Recent Accounting Pronouncements

In April 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation” (topic 718). The FASB issued this update to improve the accounting for employee share-based payments and affect all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The updated guidance is effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. The guidance has been adopted effective January 1, 2017. The adoption of this guidance did not have any impact on the consolidated financial position, results of operations or cash flows.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Common Stock Price Risk

In December 2012, we issued common stock and warrants. Pursuant to ASC 815-40, we recorded the fair value of the warrants as a current liability. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the condensed consolidated statements of operations. For the three months ended March 31, 2017 and 2016, we recognized the change in the value of warrants of approximately ($0.3 million) and $1.6 million, respectively, as a (loss) gain on the consolidated statement of operations. Fair value of the derivative instruments will be affected by estimates of various factors that may affect the respective instrument, including our stock price, the risk-free rate of return and expected volatility in the fair value of our stock price. As the fair value of this derivative may fluctuate significantly from period to period, the resulting change in valuation may have a significant impact on our results of operations.

On March 24, 2014, we filed a shelf registration statement on Form S-3 (the “Registration Statement”) that was deemed effective on April 17, 2014.  This Registration Statement contained two prospectuses: (i) a base prospectus which covers the offering, issuance and sale by the Company of up to $200,000,000 of its common stock, preferred stock, warrants and/or units; and (ii) a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $75,000,000 of its common stock that may be issued and sold under a sales agreement (the “Sales Agreement”) with MLV. During the quarter ended March 31, 2017, the Company issued 1,341,357 shares of common stock for gross proceeds of $2.0 million. Since inception of this agreement through March 31, 2017, the Company issued 10,472,469 shares of common stock for gross proceeds of $24.1 million.

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

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of March 31, 2017, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our system of internal controls over financial reporting during the period covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In analyzing our company, you should consider carefully the following risk factors, together with all of the other information included in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. Factors that could cause or contribute to differences in our actual results include those discussed in the following subsection, as well as those discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Quarterly Report on Form 10-Q. Each of the following risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our Company. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Risks Related to Our Business

We have generated no revenue from commercial sales to date and our future profitability is uncertain.

We have a limited operating history and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with this development and expansion. Since we began our business, we have focused on research, development and clinical trials of product candidates, and have incurred losses since inception. As of March 31, 2017, we had an accumulated deficit of approximately $145 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment.

Although we believe we have enough working capital for operations for the next 12 months, we do not currently have sufficient capital for the completion of development nor commercialization of our product candidates and we will need to continue to seek capital from time to time to continue development of our product candidates and to acquire and develop other product candidates. Our first product candidate is not expected to be commercialized, if approved, until at least 2019 and any partnering revenues that it may generate may not be sufficient to fund our ongoing operations. Our cash balance as of March 31, 2017 was approximately $17.1 million. Throughout the three months ended March 31, 2017, we raised total net proceeds of approximately $1.9 million from the sale of our common stock through our ATM million from the completion of public offerings of common stock, warrants and stock option exercises.

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

We currently have only two products in clinical development. In December 2015, the FDA cleared our IND filing for Iomab-B, and we have initiated the pivotal, Phase 3 clinical trial. We are currently conducting a Phase 3, controlled, randomized, pivotal trial. Assuming that the trial meets its end points, it will form the basis for a BLA. Additionally, there are a number of physician IND trials at the FHCRC that have been conducted or are currently ongoing at FHCRC with Iomab-B and the BC8 antibody we licensed. We have completed the Phase 1 portion of the Phase 1/2 multi- center AML trial with fractionated doses of Actimab-A under its own federal IND and have commenced the Phase 2 portion of the trial.

We cannot predict whether we will encounter problems with any of our ongoing or planned clinical trials that will cause us or regulatory authorities to delay, suspend, or discontinue clinical trials or to delay the analysis of data from ongoing clinical trials. Any of the following could delay or disrupt the clinical development of our product candidates and potentially cause our product candidates to fail to receive regulatory approval:

●	conditions imposed on us by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

●	delays in receiving, or the inability to obtain, required approvals from institutional review boards (IRBs) or other reviewing entities at clinical sites selected for participation in our clinical trials;

●	delays in enrolling patients into clinical trials;

●	a lower than anticipated retention rate of patients in clinical trials;

●	the need to repeat or discontinue clinical trials as a result of inconclusive or negative results or unforeseen complications in testing or because the results of later trials may not confirm positive results from earlier preclinical studies or clinical trials;

●	inadequate supply, delays in distribution, deficient quality of, or inability to purchase or manufacture drug product, comparator drugs or other materials necessary to conduct our clinical trials;

●	unfavorable FDA or other foreign regulatory inspection and review of a clinical trial site or records of any clinical or preclinical investigation;

●	serious and unexpected drug-related side effects experienced by participants in our clinical trials, which may occur even if they were not observed in earlier trials or only observed in a limited number of participants;

●	a finding that the trial participants are being exposed to unacceptable health risks;

●	the placement by the FDA or a foreign regulatory authority of a clinical hold on a trial; or

●	delays in obtaining regulatory agency authorization for the conduct of our clinical trials.

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

In June 2012, we acquired rights to BC8 (Iomab), a clinical stage monoclonal antibody with safety and efficacy data in more than 300 patients in need of HSCT. Iomab-B is our product candidate that links Iodine-131 to the BC8 antibody that is being studied in an ongoing Phase 3 pivotal trial. Product candidates utilizing this antibody would require BLA approval before they can be marketed in the United States. We have recently commenced the Phase 2 portion of a multi-center Phase 1/2 clinical trial for our product candidate, Actimab-A, in AML and in the future expect to submit a BLA to the FDA for approval of this product. Actimab-A consists of the anti-CD33 antibody lintuzumab linked with the isotope actinium-225. This product candidate is also the subject of an ongoing human safety trial being conducted under a physician IND at MSKCC. Product candidates utilizing this antibody would require BLA approval before they can be marketed in the United States. We are in the early stages of evaluating other product candidates consisting of conjugates of Ac-225 with human or humanized antibodies for pre-clinical and clinical development in other types of cancer. The FDA may not approve these products for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may fail to approve any BLA we submit for new product candidates or for new intended uses or indications for approved products or future product candidates. Failure to obtain FDA approval for our products in the proposed indications would have an adverse effect on our ability to expand our business.

Clinical trials necessary to support approval of BLAs for our product candidates will be time consuming and expensive. Delays or failures in our clinical trials may prevent us from commercializing our product candidates and will adversely affect our business, operating results and prospects and could cause us to cease operations.

Initiating and completing clinical trials necessary to support FDA approval of a BLA for Iomab-B, Actimab-A and other product candidates, is a time-consuming and expensive process, and the outcome is inherently uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product candidate we advance into clinical trials may not have favorable results in later clinical trials. We have worked with the FDA to develop a clinical trial designed to test the safety and efficacy of Iomab-B in patients with relapsed or refractory AML who are age 55 and above prior to a HSCT. This trial is designed to support a BLA filing for marketing approval by the FDA, pending results from the trial. We have also worked with the FDA to develop a clinical trial designed to test the initial safety and efficacy of Actimab-A in newly diagnosed AML patients over the age of 60, and on October 6, 2008, and January 5, 2009, we submitted IND amendments to the FDA for the conduct of a multi-center Phase 1/2 clinical trial for treatment of AML. Subsequent to the completion of the Phase 1 portion of the Phase 1/2 clinical trial we submitted protocol amendments to the FDA in August of 2016, which were agreed upon in September of 2016. The Phase 2 portion of the trial is now underway with the purpose of examining the use of Actimab-A in AML patients who are not eligible for approved forms of treatment with curative intent. The trial is not designed to support marketing approval for the product candidate, and one or more additional trials will have to be conducted in the future before we file a BLA. In addition, there can be no assurance that the data generated during the trial will meet our chosen safety and effectiveness endpoints or otherwise produce results that will eventually support the filing or approval of a BLA. Even if the data from this trial are favorable, these data may not be predictive of the results of any future clinical trials.

The issued patents, which are licensed by us for the HuM195 antibody, our acute myeloid leukemia targeting antibody, may expire before we have commercialized Actimab-A.

The humanized antibody which we use in the conjugated Actimab-A product candidate is covered by the claims of issued patents that we license from Facet Biotech Corporation, a wholly-owned subsidiary of AbbVie Laboratories. After these patents expire, others may be eventually able to use an antibody with the same sequence, and we will then need to rely on additional patent protection covering alpha particle drug products comprising actinium 225. Any competing product based on the HuM195 antibody is likely to require several years of development before achieving our product candidate’s current status and may be subject to significant regulatory hurdles, but is nevertheless a possibility that can affect the Company’s business in the future.

Additionally, because we expect that certain of these patents will expire prior to commercialization of Actimab-A, we expect that in order to attract a commercialization partner for that product candidate, we may need to reach an agreement with AbbVie to reduce the milestone payments and royalties currently required to be paid under our license agreement for HuM195. There can be no assurance that the parties will be able to agree on an amendment to the terms of the license. Failure to reach such an agreement could materially adversely affect our ability to find a commercialization partner for Actimab-A which may materially harm our business.

Iomab-B is not patent protected.

Neither the antibody portion nor the composition of matter as a whole for the conjugated Iomab product candidate is covered by the claims of any issued or pending patents. Accordingly, there are no patents that would prevent others from using an antibody with the same antibody sequence in any drug product (e.g., those comprising iodine 131 or alpha particle emitters). Any competing product based on the antibody used in Iomab-B is likely to require several years of development before achieving our product candidate’s current status and may be subject to significant regulatory hurdles, but is nevertheless a possibility that could negatively impact the Company’s business in the future.

We may be unable to obtain a sufficient supply of Ac-225 medical grade isotope in order to continue clinical trials and to allow for the manufacture of commercial quantities of Actimab-A, Actimab-M and any other Ac-225 based drug candidates that we may develop.

There are limited quantities of Ac-225 available today. The existing supplier of Ac-225 to us is the ORNL, which is a science and energy national laboratory in the Department of Energy system. ORNL manufactures Ac-225 by eluting it from its supply of Thorium-229. Although this has proven to be a very reliable source of production for a number of years, it is limited by the quantity of Thorium-229 at ORNL. We believe that the current approximate maximum of Ac-225 production from this source is sufficient for approximately 1,000–2,000 patient treatments per year. Since our needs are significantly below that amount at this time, and will continue to be below that prior to commercializing a product with a potential of selling more than 2,000 patient doses per year. We believe that this supply will be sufficient for completion of clinical trials and early commercialization. To secure supplies beyond this amount, we have developed what we believe to be a scalable cost-effective process for manufacturing Ac-225 in a cyclotron at an estimated cost in excess of $5 million. This work has been conducted at Technical University Munich (TUM) in Germany. We are now in possession of preparing detailed descriptions of all the developed manufacturing procedures and securing rights to all relevant patent applications and other intellectual property. However, we do not currently have access to a commercial cyclotron capable of producing medical grade Ac-225. Although beam time on such cyclotrons is commercially available, we do not currently have a relationship with any entity that owns or controls a suitable cyclotron. We have identified possible sources and estimate that we could secure the necessary beam time when needed at a cost of approximately $2 million per year. Our contract for supply of this isotope from ORNL must be renewed yearly, and the current contract extends through the end of 2017. While we expect this contract will be renewed at the end of its term, however, there can be no assurance that ORNL will renew the contract or that the United States Department of Energy will not change its policies that allow for the sale of isotope to us. Failure to acquire sufficient quantities of medical grade Ac-225 would make it impossible to effectively complete clinical trials and to commercialize Actimab-A, Actimab-M and any other Ac-225 based drug candidates that we may develop and would materially harm our business.

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

The FDA may require us to submit data on a greater number of patients than we originally anticipated and/or for a longer follow-up period or change the data collection requirements or data analysis applicable to our clinical trials. It may also require additional data on certain categories of patients, should it emerge during the conduct of our clinical trials that certain categories of patients are likely to be affected in different and/or additional manners than the rest of the patient population. In addition to FDA requirements, our clinical trials require the approval of the IRB at each site selected. We have submitted our clinical trial protocol for our current Actimab-A clinical trial to the IRBs at participating sites for approval and we have thus far obtained approval from ten IRBs. Our clinical trial protocols have not been rejected by any IRB to date.

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

The Phase 1 portion of the ongoing Phase 1/2 clinical trial for Actimab-A being conducted at seven clinical centers in the United States (MSKCC, MD Anderson Cancer Center, Fred Hutchinson Cancer Research Center, Johns Hopkins Medicine, University of Pennsylvania Health System, Baylor Summons Cancer Center and Columbia University Medical Center) was designed to establish the maximum tolerated dose of the product. As the Company expected, patients receiving highest dose of the drug administered in the trial had prolonged bone marrow suppression which could lead to fatal infections and other severe consequences. Consequently, the dose levels of our drug in that trial were reduced as we continue our work on establishing maximum tolerated dose.

Even though an adverse event may not be the result of our product candidate, the FDA or an IRB could delay or halt a clinical trial for an indefinite period of time while an adverse event is reviewed, and likely would do so in the event of multiple such events.

Any delay or termination of our current or future clinical trials as a result of the risks summarized above, including delays in obtaining or maintaining required approvals from IRBs, delays in patient enrollment, the failure of patients to continue to participate in a clinical trial, and delays or termination of clinical trials as a result of protocol modifications or adverse events during the trials, may cause an increase in costs and delays in the filing of any submissions with the FDA, delay the approval and commercialization of our product candidates or result in the failure of the clinical trial, which could adversely affect our business, operating results and prospects. Lengthy delays in the completion of our Actimab-A clinical trials would adversely affect our business and prospects and could cause us to cease operations.

If the third parties on which we rely to conduct our clinical trials and to assist us with pre-clinical development do not perform as contractually required or expected, or fail to comply with applicable regulations and standards, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We do not have the ability to independently conduct our pre-clinical and clinical trials for our product candidates and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct such trials. Our reliance on these third parties for clinical development activities results in reduced control over these activities. Moreover, the FDA requires us to comply with regulations and standards, commonly referred to as GCPs (good clinical practices), for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. If we or any of our third-party contractors fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practice, or cGMP, regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims or that the FDA or foreign authorities will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses. If FDA concludes that the clinical trials for Iomab-B, Actimab-A, or any other product candidate for which we might seek approval, have failed to demonstrate safety and effectiveness, we would not receive FDA approval to market that product candidate in the United States for the indications sought. In addition, such an outcome could cause us to abandon the product candidate and might delay development of others. Any delay or termination of our clinical trials will delay or preclude the filing of any submissions with the FDA and, ultimately, our ability to commercialize our product candidates and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of a product candidate’s profile. In addition, our clinical trials for Actimab-A involve a relatively small patient population. Because of the small sample size, their results may not be indicative of future results.

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

Iomab-B, Actimab-A and future product candidates may never achieve market acceptance.

Iomab-B, Actimab-A and future product candidates that we may develop or gain market acceptance among physicians, patients and the medical community. The degree of market acceptance of any of product will depend on a number of factors, including the actual and perceived effectiveness and reliability of the product; the results of any long-term clinical trials relating to use of the product; the availability, relative cost and perceived advantages and disadvantages of alternative technologies; the degree to which treatments using the product are approved for reimbursement by public and private insurers; the strength of our marketing and distribution infrastructure; and the level of education and awareness among physicians and hospitals concerning the product.

Failure of Iomab-B, Actimab-A or any of our other product candidates to significantly penetrate current or new markets would negatively impact our business financial condition and results of operations.

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

We may become subject to litigation brought by third-party service providers, consultants or former employees.

In our normal course of business, we may enter into contracts with third-party service providers, consultants, contract research organizations, contract sales organizations, commercial partners, universities, governmental agencies, not-for-profit organizations, and employees. If we fail to satisfy the terms of these contracts or the party to the contract believes we violated or failed to satisfy the terms of an agreement, litigation or other dispute resolution proceedings may be initiated against us.

The outcomes of litigation or other dispute resolutions initiated against us are uncertain. Litigation or other proceedings may consume a substantial portion of our financial resources and the efforts of our personnel. The party that initiates litigation against us may be able to sustain the costs of such litigation more effectively than we can because of their substantially greater financial and personnel resources. Litigation may also absorb significant time of management leading to an adverse effect on company performance.

We have no manufacturing capacity and depend on third-party manufacturers to produce our pre-clinical and clinical trial drug supplies.

We do not currently operate manufacturing facilities for pre-clinical or clinical production of any of our product candidates. We lack experience in drug manufacturing, and we lack the resources and the capabilities to manufacture any of our product candidates on a clinical or commercial scale. As a result, we rely on third-party manufacturers to supply, store, and distribute pre-clinical and clinical supply of our product candidates, and plan to continue to do so for the foreseeable future. Any performance failure on the part of our existing or future manufacturers could delay clinical development or regulatory approval of our product candidates or commercialization of any approved products, producing additional losses and depriving us of potential product revenue. We are currently manufacturing the antibody HuM195, which is a component of our Actimab-A and Actimab-M drug candidates that are currently in a Phase 2 and Phase 1 clinical trial, respectively. At this time, we are undertaking release testing of a new batch of HuM195 antibody. If we are unable to successfully release the manufactured batch of the HuM195 antibody in a timely fashion we may encounter delays in our clinical trials. Inability to secure continued clinical supply of HuM195 antibody may impact our competitive position with these drug candidates as manufacturing another batch would require additional resources and time.

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

Furthermore, these third party contractors, whether foreign or domestic, may experience regulatory compliance difficulty, mechanical shut downs, employee strikes, or any other unforeseeable acts that may delay or limit production, which could leave our commercial partners with inadequate supplies of product to sell, especially when regulatory requirements or customer demand necessitate the need for additional product supplies. Our inability to adequately establish, supervise and conduct (either ourselves or through third parties) all aspects of the formulation and manufacturing processes, and the inability of third party manufacturers to consistently supply quality product when required would have a material adverse effect on our ability to commercialize and sell our products. We have faced delays and risks associated with reliance on key third party manufacturers in the past and may be faced with such delays and risks in the future. Any future manufacturing interruptions or related supply issues could have an adverse effect on our company, including delays in clinical trials, which may result in claims by or against us or our partners for breach of contract.

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

We believe we have sufficient cash on hand to finance research and development and to cover our ongoing working capital needs for the next 12 months. We have financed our operations primarily through sales of stock and the issuance of convertible promissory notes. It is likely that during the next twelve months we will seek to raise additional capital through the sales of stock and/or issuance of convertible debentures in order to expand our level of operations to continue our research and development efforts.

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

Appointment of Officers

On May 15, 2017, the Company named Sandesh Seth as its Principal Executive Officer and Steve O’Loughlin as its Principal Financial and Accounting Officer. Mr. Seth currently serves as our Executive Chairman and Mr. O’Loughlin currently serves as our Vice President, Finance and Corporate Development.

Biographies or Mr. Seth and Mr. O’Loughlin.

Sandesh Seth, MS, age 52, has been our Director since March 2012, our Chairman of the Board since October 2013, and Executive Chairman since August 2014. Mr. Seth was affiliated with Laidlaw & Co. (UK) Ltd., a healthcare focused, investment banking and wealth management firm where he was Head of Healthcare Investment Banking. Mr. Seth is the Chairman of the Board of Relmada Therapeutics, Inc., a publicly listed, specialty pharmaceuticals company focused on pain therapeutics.

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

Steve O’Loughlin, age 32, Mr. O’Loughlin joined Actinium in October 2015 as Vice President, Finance and Corporate Development, with almost a decade of life sciences industry experience gained from previous positions in investment banking and publicly traded life sciences companies. Prior to Actinium, from June 2015 to October 2015, Mr. O’Loughlin worked at J. Streicher LLC as an investment banker, from August 2012 to June 2015 Mr. O’Loughlin held the position of Vice President, Corporate Finance and Development and was a corporate officer at Protea Biosciences, Inc., a publicly traded life sciences tools company. Previously, From June 2010 to June 2012, Mr. O’Loughlin held corporate development positions with Caliber I.D., a publicly traded diagnostics company. Mr. O’Loughlin previously worked in investment banking at Jesup & Lamont where he focused on the biotechnology and life sciences industries. Mr. O’Loughlin has a B.S. in Business Administration with a concentration in finance from Ramapo College of New Jersey.

Family Relationships

There are no family relationships between our directors and officers.

Transactions with Related Persons

There are no related party transactions with Mr. Seth other than his Consulting Agreement with the Company, as described below. The Company does not have any related party transactions with Mr. O’Loughlin.

Compensatory Plan with Mr. Seth

In a Consulting Agreement Amended and Restated on August 6, 2015, as amended, our Chairman of the Board entered into a agreement (the “Agreement”) with the Company to serve as Executive Chairman of the Company. The Executive Chairman is currently paid an annual consulting fee of $495,000. During the term of this agreement, the annual consulting fee shall be maintained at least at the same amount as the annual compensation of the Chief Executive Officer of the Company. The Executive Chairman is also entitled to participate in a Company bonus program, which shall be established by the Board pursuant to which the Board shall award bonuses to the consultant, based upon the achievement of written individual and corporate objectives such as the Board shall determine. During the term of the agreement, the performance cash bonus shall be at least at the same amount as the performance cash bonus and other compensation paid to the Chief Executive Officer of the Company. On September 23, 2014, the Board also granted to the Executive Chairman an option to purchase 280,000 common shares of the Company at an exercise price of $6.13 per share. The options vest at the rate of 2% of the grant each month from the grant Date until fully vested in accordance with the provisions of the Company’s Amended and Restated 2013 Stock Plan. The Executive Chairman shall also be awarded stock option and/or restricted stock grants at least at the same amount as such stock option and/or restricted stock that is granted to the Chief Executive Officer of the Company. Mr. Seth’s agreement includes severance benefits, including in the event of a change of control of the Company, and to provide for immediate vesting of options in accordance with the Company’s amended Stock Plan and Equity Plan. The term of the agreement is until February 21, 2021.

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

The foregoing description of the Agreement is not complete and is qualified in its entirety by reference to the full text of such agreement, a copy of which is incorporated herein by reference to Exhibit 10.1 of this Form 10-Q.

Compensatory Plan with Mr. O’Loughlin

On September 17, 2015, the Company and Mr. O’Loughlin entered into an employment agreement (the “Employment Agreement”) to employ Mr. O’Loughlin as the Company’s Senior Director of Finance and Corporate Development. Mr. O’Loughlin’s employment with the Company is on an “at will” basis, meaning that either Mr. O’Loughlin or the Company may terminate his employment at any time for any reason or no reason, without further obligation or liability, except as provided in his Employment Agreement.

Salary

●	Mr. O’Loughlin’s current annual base salary is $210,000.

Bonus

●	Mr. O’Loughlin’s is entitled to participate in an executive bonus program pursuant to which the Board of Directors may award him bonuses, based upon the achievement of written individual and corporate objectives such as the board shall determine. Upon the attainment of such performance objectives, in addition to base salary, he shall be entitled to a cash bonus in an amount to be determined by the board with a target of 20% of the base salary.
38

Options

●	Mr. O’Loughlin received an initial stock option grant of 100,000 options. The options and restricted stock vest over a four year period, twenty-eight percent (28%) of the initial options granted vest twelve months after the date of grant and two percent (2%) of the remainder shall vest each month thereafter until fully vested.

Non-Solicitation

●	Mr. O’Loughlin agreed that during the term of his employment with the Company, and for a period of 24 months following the cessation of employment with the Company for any reason or no reason, he shall not directly or indirectly solicit, induce, recruit or encourage any of the Company’s employees or consultants to terminate their relationship with the Company, or attempt any of the foregoing, either for yourself or any other person or entity. For a period of 24 months following cessation of employment with the Company for any reason or no reason, he shall not attempt to negatively influence any of the Company’s clients or customers from purchasing Company products or services or to solicit or influence or attempt to influence any client, customer or other person either directly or indirectly, to direct his or its purchase of products and/or services to any person, firm, corporation, institution or other entity in competition with the business of the Company.

A copy of the Employment Agreement is filed herewith as Exhibit 10.2 and is incorporated herein by reference. The above description is only a summary of the terms of Employment Agreement and does not purport to be complete description of such document, and are qualified in their entirety by reference to the Employment Agreement, a copy of which is attached as an exhibit hereto and which are incorporated by reference in this Item 5.02.

Mr. O’Loughlin also entered into an Indemnity Agreement (the “Indemnity Agreement”) with the Company, whereby the Company agreed to indemnify him in certain situations in connection with his role as an officer of the Company.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Indemnity Agreement, which is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

10.1	Amended and Restated Consulting Agreement, dated August 6, 2015, by and between Actinium Pharmaceuticals, Inc. and Sandesh Seth (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on August 7, 2015).

10.2	Employment Agreement, dated September 17, 2015, by and between Actinium Pharmaceuticals, Inc. and Steve O’Loughlin.	Attached

10.3	Indemnity Agreement, dated May 15, 2017, by and between Actinium Pharmaceuticals, Inc. and Steve O’Loughlin.	Attached

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

32.2	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

101.INS	XBRL Instance Document	Attached

101.SCH	XBRL Taxonomy Extension Schema Document	Attached

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Attached

* The Exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTINIUM PHARMACEUTICALS, INC.

Date: May 15, 2017	By:	/s/ Sandesh Seth
Sandesh Seth
Executive Chairman (Duly Authorized Officer and Principal Executive Officer)

By:	/s/ Steve O’Loughlin
Steve O’Loughlin
Vice President, Finance and Corporate Development
(Duly Authorized Officer and Principal Financial and Accounting Officer)

