Form 10-Q
period 2017-06-30
Actinium Pharmaceuticals, Inc.
filed 2017-08-04
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 4, 2017: 80,020,573.

Actinium Pharmaceuticals, Inc.

FORM 10-Q

For quarterly period ended June 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2017 and December 31, 2016, and the results of operations and cash flows for the six months ended June 30, 2017 and 2016 have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2016, filed with the SEC in the Company’s Annual Report on Form 10-K on March 16, 2017.  The results of operations for the six months ended June 30, 2017 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2017	December 31, 2016

Assets
Current Assets:
Cash and cash equivalents	$11,456,272	$20,519,294
Restricted cash – current	-	34,733
Prepaid expenses and other current assets	1,009,627	1,836,451
Total Current Assets	12,465,899	22,390,478

Property and equipment, net of accumulated depreciation	70,004	88,549
Security deposit	49,859	49,859
Restricted cash	390,825	-
Total Assets	$12,976,587	$22,528,886

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$3,604,579	$4,194,874
Accounts payable and accrued expenses - related parties	75,000	25,000
Derivative liabilities	426,442	300,683
Total Current Liabilities	4,106,021	4,520,557

Total Liabilities	4,106,021	4,520,557

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 58,519,073 and 55,801,742 shares issued and outstanding, respectively	58,519	55,802
Additional paid-in capital	160,479,140	154,504,329
Accumulated deficit	(151,667,093)	(136,551,802)
Total Stockholders’ Equity	8,870,566	18,008,329

Total Liabilities and Stockholders’ Equity	$12,976,587	$22,528,886

See accompanying notes to the unaudited consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development, net of reimbursements	4,379,047	4,147,945	8,883,398	7,913,397
General and administrative	2,809,918	2,750,448	6,090,235	4,968,915
Depreciation expense	14,335	19,472	35,255	37,592
Total operating expenses	7,203,300	6,917,865	15,008,888	12,919,904

Loss from operations	(7,203,300)	(6,917,865)	(15,008,888)	(12,919,904)

Other income (expense):
Interest expense	-	(1,683)	-	(4,341)
Gain (loss) on change in fair value of derivative liabilities	149,592	295,462	(106,403)	1,896,861
Total other income (expense)	149,592	293,779	(106,403)	1,892,520

Net loss	$(7,053,708)	$(6,624,086)	$(15,115,291)	$(11,027,384)

Net loss per common share – basic and diluted	$(0.12)	$(0.14)	$(0.26)	$(0.24)
Weighted average common shares outstanding – basic and diluted	58,184,534	46,470,225	57,045,036	45,362,009

See accompanying notes to the unaudited consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(15,115,291)	$(11,027,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,172,279	2,062,285
Depreciation expense	35,255	37,592
Loss (gain) on change in fair value of derivative liabilities	106,403	(1,896,861)
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	826,824	(119,262)
Increase (decrease) in:
Accounts payable and accrued expenses-related party	50,000	60,154
Accounts payable and accrued expenses	(590,295)	(94,775)
Net Cash Used In Operating Activities	(12,514,825)	(10,978,251)

Cash Flows From Investing Activities:
Purchase of property and equipment	(16,710)	(41,474)
Payment for security deposit	-	(49,859)
Increase of restricted cash	(356,092)	-
Net Cash Used In Investing Activities	(372,802)	(91,333)

Cash Flows From Financing Activities:
Payments on note payable	-	(176,126)
Sales of common stock, net of offering costs	3,824,605	6,057,685
Net Cash Provided By Financing Activities	3,824,605	5,881,559

Net change in cash and cash equivalents	(9,063,022)	(5,188,025)

Cash and cash equivalents at beginning of period	20,519,294	25,643,273

Cash and cash equivalents at end of period	$11,456,272	$20,455,248

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$4,341
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Transfer warrant derivatives from liability to equity classification	$-	$17,455
Cashless exercise of warrants	$4	$-

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

In September 2016, we announced that we initiated a Phase 2 clinical trial for Actimab-A. This Phase 2 clinical trial is a multicenter, open-label study that will enroll 53 patients. Patients will receive fractionated doses of Actimab-A via two injections given at approximately day 1 and day 7. The Phase 2 trial is designed to evaluate complete response rates at up to day 42 after Actimab-A administration, where complete response is defined as complete remission (“CR”), complete remission with incomplete platelet recovery (CRp) or complete remission with incomplete blood count recovery. The Phase 2 trial will screen patients for peripheral blast counts and patients with blasts above 200 blasts per µL will receive Hydroxyurea, an oral drug, to reduce their PB counts below 200 per µL. The secondary endpoint of the Phase 2 trial will be overall survival.

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

We have strengthened our intellectual property position with the allowance of three additional patents and we anticipate further allowances by the end of 2017. As of August 3, 2017, our patent portfolio includes: 52 issued patents, of which 10 were issued in the United States. We have an additional 14 patent applications pending approval, of which 5 are pending in the United States. Additionally, 1 provisional patent application has been filed in 2017 with the preparation of new provisional patents underway. This is part of an ongoing strategy to continue to strengthen our intellectual property position. Approximately 30% of our patents are in-licensed from third parties and the remainder are held by us. These patents cover key areas of our business, including use of the actinium-225 and other alpha emitting isotopes attached to cancer specific carriers like monoclonal antibodies, methods for manufacturing key components of our product candidates including actinium-225 the alpha emitting radioisotope and carrier antibodies, and methods for manufacturing finished product candidates for use in cancer treatment.

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

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. Balances held by the Company are typically in excess of Federal Deposit Insurance Corporation insured limits. At June 30, 2017 and December 31, 2016, all of the Company’s cash was deposited in one bank.

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

The following tables set forth assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2017 and December 31, 2016. As required by ASC 820 “Fair Value Measurements and Disclosures”, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total

Derivative liabilities:
At June 30, 2017	$-	$-	$426,442	$426,442
At December 31, 2016	$-	$-	$300,683	$300,683

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

Earnings (Loss) Per Common Share - Basic earnings (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the reporting period. For the six months ended June 30, 2017 and 2016, the Company’s potentially dilutive shares, which include outstanding common stock options and warrants have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

	June 30, 2017	June 30, 2016
Options	6,988,886	5,816,583
Warrants	8,945,388	8,780,313
Total	15,934,274	14,596,896

Subsequent Events - The Company’s management reviewed all material events through the date of the consolidated financial statements were issued for subsequent event disclosure consideration.

Recent Accounting Pronouncements – In February 2016, FASB issued ASU No. 2016-02 “Leases” (Topic 842), which creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the new pronouncement on its financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the accompanying consolidated financial statements.

Note 2 - Related Party Transactions

MSKCC:

On February 11, 2002, the Company entered into a License, Development and Commercialization Agreement with Sloan-Kettering Institute of Cancer Research (“SKI”), an entity related to Memorial Sloan-Kettering Cancer Institute, Inc. (“MSKCC”).  The agreement was amended in August 2006.  Pursuant to the agreement, the Company licensed certain intellectual property from SKI, including critical patents with respect to the Company’s core technology that also supports ongoing research and clinical development of related drug candidates.  MSKCC agreed, subject to certain conditions, to utilize the funds paid for certain clinical and preclinical programs and activities related to the Company’s drug development and clinical study programs, including the payment of certain costs and expenses that would otherwise have been borne by the Company.

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

For each of the six months ended June 30, 2017 and 2016, the Company incurred approximately $0.1 million, for maintenance fees and research conducted by MSKCC. As of June 30, 2017 and December 31, 2016, $50,000 and $0, respectively, was due to MSKCC.

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

Note 3 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
Prepaid insurance	$161,744	$332,809
Prepaid clinical trial expenses	634,852	1,093,441
Other prepaid expenses	213,031	410,201
Total prepaid expenses and other current assets	$1,009,627	$1,836,451

Note 4 - Property and Equipment

Property and equipment consisted of the following at June 30, 2017 and December 31, 2016:

		June 30,	December 31,
	Lives	2017	2016
Lab equipment	3 years	$116,070	$116,070
Office equipment	3 years	159,643	142,933
Less: accumulated depreciation		(205,709)	(170,454)
Property and equipment, net		$70,004	$88,549

Depreciation expense for the three months ended June 30, 2017 and 2016 was $14,335 and $19,472, respectively. Depreciation expense for the six months ended June 30, 2017 and 2016 was $35,255 and $37,592, respectively.

Note 5 - Derivatives

The Company has determined that certain warrants the Company has issued contain provisions that protect holders from future issuances of the Company’s common stock at prices below such warrants’ respective exercise prices. These provisions could result in modification of the warrants’ exercise price based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under FASB ASC Topic No. 815 - 40. The warrants granted in connection with the issuance of the 2012 Common Stock Offering, and the placement agent warrants contain anti-dilution provisions that provide for a reduction in the exercise price of such warrants in the event that future common stock (or securities convertible into or exercisable for common stock) is issued (or becomes contractually issuable) at a price per share (a “Lower Price”) that is less than the exercise price of such warrant at the time. The amount of any such adjustment is determined in accordance with the provisions of the warrant agreement and depends upon the number of shares of common stock issued (or deemed issued) at the Lower Price and the extent to which the Lower Price is less than the exercise price of the warrant at the time.

Activities for derivative warrant instruments during the three months ended June 30, 2017 were as follows:

	Shares subject to warrants	Fair Value

Balance, December 31, 2016	1,615,260	$300,683

Modification of warrants	-	19,356

Change in fair value	-	106,403

Balance, June 30, 2017	1,615,260	$426,442

During the six months ended June 30, 2017, 9,364 warrants were exercised on a cashless basis, of which none were derivative warrants.

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

	June 30,	December 31,
	2017	2016

Market value of common stock on measurement date (1)	$1.22	$0.88
Adjusted exercise price	$2.34	$2.34
Risk free interest rate (2)	1.14-1.81%	0.85%
Warrant lives in years	2.0~4.6 years	2.0 years
Expected volatility (3)	73 - 82%	61 - 69%
Expected dividend yield (4)	-	-
Probability of stock offering in any period over 5 years (5)	100%	100%
Offering price (6)	$0.75	$1.25

(1)	The market value of common stock at the above measurement dates is based on the Company’s closing price quoted on the NYSE MKT.

(2)	The risk-free interest rate was determined by management using the Treasury Bill rate as of the respective measurement date.

(3)	The volatility was estimated using the historical volatilities of the Company’s common stock traded in NYSE MKT market.

(4)	Management determined the dividend yield to be 0% based upon its expectation that it will not pay dividends for the foreseeable future.

(5)	Management determines the probability of future stock offering at each evaluation date.

(6)	Represents the estimated offering price in future offerings as determined by management.

Note 6 - Commitments and Contingencies

License and Research Agreements

The Company has entered into license and research and development agreements with third parties under which the Company is obligated to make upfront payments as well as milestone and royalty payments. Notable inclusions in this category are:

a.	AbbVie Biotherapeutics Corp. - The Company entered into a Product Development and Patent License Agreement with AbbVie Biotherapeutics Corp. in 2003 to secure exclusive rights to a specific antibody when conjugated with alpha emitting radioisotopes. Upon execution of the agreement, the Company made a license fee payment of $3,000,000.

The Company agreed to make milestone payments totaling $7,750,000 for the achievement of the following agreed to and contracted milestones:

Milestones	Date Met	Payments

(1) when Company initiates a Phase 1 Clinical Trial of a licensed product	July 2012	$750,000
(2) when Company initiates a Phase 2 Clinical Trial of a licensed product	September 2016	750,000
(3) when Company initiates a Phase 3 Clinical Trial of a licensed product	In future	1,500,000
(4) Biological License Application filing with U.S. FDA	In future	1,750,000
(5) First commercial sale	In future	1,500,000
(6) after the first $10,000,000 in net sales	In future	1,500,000
Total		$7,750,000

Under the agreement, the Company shall pay to AbbVie Biotherapeutics Corp. on a country-by-country basis a royalty of 12% of net sales of all licensed products until the later of: (1) 12.5 years after the first commercial sale, or (2) when the patents expire.

The Company met its first milestone in 2012 and upon reaching the milestone the Company paid AbbVie Biotherapeutics Corp. a milestone payment of $750,000 on July 24, 2012.  The milestone payment for the Phase 1 Clinical Trial was recorded as research and development expense. In September 2016, the Company met its second milestone and accrued $750,000 as a research and development expense. As of June 30, 2017, the $750,000 accrual was included in the accounts payable and accrued expenses on the balance sheet.

b.	MSKCC - see Note 2 - Related Party Transactions.

c.	Oak Ridge National Laboratory (“ORNL”) – The Company is contracted to purchase radioactive material to be used for research and development, with a renewal option at the contract end. On January 9, 2017, the Company signed a contract with ORNL to purchase $0.7 million of radioactive material. During the six months ended June 30, 2017 and 2016, the Company purchased material from ORNL of approximately $0.3 million.

d.	Icon Clinical Research, LLC (“Icon”) provides project management services for the study of the drug Ac-225-HuM195 (Actimab-A) used in the Company’s Phase 1 and Phase 2 clinical trials. The total project was estimated to cost approximately $1.9 million and required a 12.5% down payment of the total estimated project cost. The down payment totaling $0.2 million was paid in 2007 and 2012. On August 6, 2012, October 22, 2012 and May 16, 2013, the agreement was amended to provide for additional services. The total project is now estimated at approximately $2.7 million. Icon invoices the Company when services are rendered and the Company records the related expense to research and development expense. For six months ended June 30, 2017 and 2016, the Company incurred expenses of approximately $0 and $0.3 million, respectively, related to this agreement.

e.	On June 15, 2012, the Company entered into a license and sponsored research agreement with Fred Hutchinson Cancer Research Center (“FHCRC”) to build upon previous and ongoing clinical trials, with BC8 (licensed antibody). FHCRC has currently completed both a Phase 1 and Phase 2 clinical trial with BC8 and the Company intends to start preparation for a pivotal trial leading to an FDA approval. The Company has been granted exclusive rights to the BC8 antibody and related master cell bank developed by FHCRC. The cost to develop the trial will range from $13.2 million to $23.5 million, depending on the trial design as required by the FDA. Under the terms of the sponsored research agreement, the Company will fund the FHCRC lab with $0.2 million per year for the first two years and $0.3 million thereafter. Payments made toward funding the lab will be credited toward royalty payments owed to FHCRC in the given year. A milestone payment of $1 million will be due to FHCRC upon FDA approval of the first drug. Upon commercial sale of the drug, royalty payments of 2% of net sales will be due to FHCRC. For the six months ended June 30, 2017 and 2016, the Company incurred expenses of approximately $44,000 and $0.4 million, respectively, related to this agreement.

f.

On February 27, 2014, the Company entered into a manufacturing agreement with Goodwin Biotechnology Inc. (“Goodwin”). Goodwin oversees the current Good Manufacturing Practices (“cGMP”) production of a monoclonal antibody anticipated to be used in the phase 3 clinical trial of Iomab-B. Total cost of the agreement is $6.8 million. The Company made a non-refundable payment of $0.6 million upon execution of the agreement. Periodic payments will be made upon reaching certain milestones. As of June 30, 2017, the remaining cost of the service agreement (only) is approximately $2.5 million. Goodwin bills the Company when services are rendered and the Company records the related expense to research and development costs. For each of the six months ended June 30, 2017 and 2016, the Company paid Goodwin approximately $0.3 million and $0.2 million, respectively.

As of June 30, 2017 and December 31, 2016, the Company owed Goodwin $0.1 million.

g.	On February 16, 2016, the Company entered into a Contract Research Organization (“CRO”) agreement with Medpace, Inc. (“Medpace”). Medpace provides project management services for the study of Iomab-B used for the intended Phase 3 clinical trial. The total project is estimated to cost approximately $7.2 million. Medpace bills the Company when services are rendered and the Company records the related expense to research and development costs. For the six months ended June 30, 2017 and 2016, the Company paid Medpace approximately $1.4 million and $1.6 million, respectively.

h.	On August 4, 2016, the Company entered into a CRO agreement with Vector Oncology Solutions, LLC (“Vector”). Vector provides project management services for the study of Actimab-A used for the intended Phase 2 clinical trial. The total project is estimated to cost approximately $4.6 million. For the six months ended June 30, 2017, the Company paid Vector approximately $0.2 million.

Lease Agreements

The Company does not own any real property. On March 10, 2016, effective as of January 1, 2016, Actinium entered into an Office Space License Agreement (the “License”) with Relmada Therapeutics, Inc. (“Relmada”), with whom at that time shared two common board members, for office space located at 275 Madison Avenue, 7th Floor, New York, NY 10016.   On June 6, 2017, the Company and Relmada Therapeutics, Inc. (“Relmada”) entered into an Assignment and Consent Agreement (the “Assignment Agreement”) pursuant to which Relmada transferred its entire lease with GP 275 Owner, LLC to the Company. The lease with GP 275 Owner, LLC has a term of seven years and three months, with an annual rental rate starting at $312,660 per year for the first 4 years, and an annual rate of $341,610 for the remaining period. The Company will also be responsible for certain other costs, such as insurance, taxes, utilities, and maintenance. The Company issued a letter of credit of $390,825 to GP 275 Owner, LLC in connection with the lease and maintained a $390,825 certified deposit as collateral for the letter of credit.

On June 8, 2017, the Company also entered into an Amended and Restated License Agreement with Relmada for office space located at 275 Madison Avenue, 7th Floor, New York, NY 10016. This agreement amends and restates to license agreement entered into between the parties on March 10, 2016. Pursuant to the terms of the amendment, the Company will continue to license the furniture, fixtures, equipment and tenant improvements located in the office space (the “FFE”). The Company will pay Relmada a license fee of $7,529 per month. The Company shall have at any time during the term of this amended agreement the right to purchase the FFE. The term of the amended agreement is contemporaneous with the lease with GP 275 Owner, LLC.

In August 2016, the Company expanded its office space at 275 Madison Avenue, 6th Floor, New York, NY 10016, for an additional $2,400 per month over a 12-month term with an automatic renewal for an additional 12-month term unless the Company provides at least 90-day notice prior to the current termination date. The current lease is in effect until August 31, 2017.

Future minimum obligations on the lease are:

For the twelve months ending June 30:
2018	407,808
2019	405,421
2020	431,958
2021	431,958
Thereafter	503,951
Total	$2,181,096

Note 7 - Equity

During the six months ended June 30, 2017, the Company issued 2,633,712 shares of common stock for gross proceeds of approximately $3.9 million as part of its At-The-Market (“ATM”) sales agreement with an investment bank. During the three months ended June 30, 2017, the Company issued 1,292,355 shares of common stock for gross proceeds of approximately $2.0 million as part of its ATM program.

During the six months ended June 30, 2017, the Company issued 4,234 common shares for the cashless exercise of warrants.

During the six months ended June 30, 2017, the Company issued 67,385 common shares for consulting services. The shares have a total value of $99,056 based on the Company’s stock price on the grant date at $1.47 per share.

Restricted Stock

During the three months ended June 30, 2017 and 2016, the Company recorded approximately $23,000 and $0.1 million, respectively, in stock-based compensation for all of the restricted shares outstanding. During the six months ended June 30, 2017 and 2016, the Company recorded approximately $0.1 million and $0.2 million, respectively, in stock-based compensation for all of the restricted shares outstanding.

During the six months ended June 30, 2017, the Company issued 12,000 common shares for restricted shares that became fully vested. As of June 30, 2017, the Company has yet to issue 222,908 common shares for restricted shares that have vested.

Stock Options

Following is a summary of option activities for the six months ended June 30, 2017:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	5,906,886	$3.52	7.90	51,704
Granted	2,537,500	1.34
Cancelled	(1,455,500)	2.39
Outstanding, June 30, 2017	6,988,886	2.97	6.74	361,444

Exercisable, June 30, 2017	3,413,802	3.86	4.26	246,884

On June 6, 2017, Sergio Traversa, a director, resigned from the Company and the Company entered into an agreement with Mr. Traversa. Pursuant to the agreement, all the outstanding vested options (originally expire 90 days from termination date) as well as 68,200 unvested options granted prior to December 31, 2016, shall be exercisable until the end of the term of each option grant agreement. As a result of the modification, the Company recorded an additional expense of approximately $174,000 for the incremental fair value of the options, calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate range from 0.97% to 1.39% (2) expected life of 3 months to 8.9 years, (3) expected volatility range from 45.72% to 79.81%, and (4) zero expected dividends.

During the six months ended June 30, 2017, the Company granted its employees and members of the Board of Directors 2,537,500 options to purchase the Company’s common stock with an exercise price ranging from $1.03 to $1.58 per share, a term of 10 years, and a vesting period from 1 to 4 years. The options have an aggregated fair value of $2,372,750 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate range from 1.87% to 2.28% (2) expected life of 6 years, (3) expected volatility range from 79.99% to 81.74%, and (4) zero expected dividends. The estimated option life was determined based on the “simplified method,” giving consideration to the overall vesting period and the contractual terms of the award. This method was used because the Company does not have sufficient historical option exercise data.

During the six months ended June 30, 2017, options to purchase 1,455,500 common shares were cancelled upon the termination of employees and a board member.

The fair values of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at June 30, 2017 was approximately $4.9 million. During the three months ended June 30, 2017 and 2016, the Company recorded total option expense of approximately $1.0 million and $0.9 million respectively. During each of the six months ended June 30, 2017 and 2016, the Company recorded total option expense of approximately $1.9 million and $1.7 million, respectively.

Warrants

Following is a summary of warrant activities for the six months ended June 30, 2017:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, December 31, 2016	8,964,752	3.72	1.95	1,445,786
Exercised	(9,364)	0.78	-	-
Cancelled	(10,000)	6.07	-	-
Outstanding, June 30, 2017	8,945,388	3.69	1.53	2,547,468

Exercisable, June 30, 2017	8,725,388	3.62	1.44	2,530,668

Certain warrants were issued to the Company’s Executive Chairman as part of investment banking and advisory services either prior to and outside of his role as a Board Member and subsequently Executive Chairman. The Executive Chairman has refrained from exercising such warrants that are or have been in the money for most of their existing life in order to align with the long-term interests of the Company. On March 14, 2017, the Company canceled a warrant to purchase 57,212 shares of Common Stock of the Company, dated December 19, 2012, issued to its Executive Chairman and issued a new warrant to its Executive Chairman to purchase 57,212 common shares with the term of the warrant expiring on February 11, 2022. The new warrant has the same exercise price in effect as the exercise price as the old warrant but the expiration date was modified from December 19, 2017 to February 11, 2022. The Company also amended the warrant to purchase Common Stock of the Company, dated January 31, 2012, issued to its Executive Chairman and an entity affiliated with its Executive Chairman to purchase 64,746 and 99,617 common shares, respectively. Pursuant to the terms of the warrant amendments, the term of the warrants was extended to February 11, 2022 from January 31, 2019. As a result of the replacement and modification, the Company recorded an additional expense of $64,091 for the incremental fair value of the new warrants.

During the six months ended June 30, 2017, 9,364 warrants were exercised by the warrant holders on a cashless basis. The Company issued 4,234 shares of common stock as a result of these cashless exercises.

During the three months ended June 30, 2017 and 2016, the Company recorded stock-based compensation expense related to the warrants of approximately $15,000 and $43,000, respectively. During the six months ended June 30, 2017 and 2016, the Company recorded stock-based compensation expense related to the warrants of approximately $34,000 (excluding the $64,091 addition expense due to the replacement and modification) and $0.1 million, respectively.

Note 8 - Subsequent Events

On August 2, 2017, the Company completed an underwritten public offering of 21,500,000 shares of its common stock and warrants to purchase an aggregate of 18,275,000 shares of the Company’s common stock at an offering price to the public of $0.75 per share and related warrant. The warrants have an exercise price of $1.05 per share and have a term of five years. The gross proceeds from this offering were approximately $16.1 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by Actinium. As of August 2, 2017, cash and cash equivalents was approximately $24 million.

Subsequent to June 30, 2017, the Company also issued 1,500 common shares to an employee for a vested grant.

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

In December 2015, we announced that the FDA cleared our Investigational New Drug Application (“IND”) filing for Iomab-B, and that we will proceed with a pivotal, Phase 3 clinical trial. In June 2016, we announced the pivotal Phase 3 clinical trial for Iomab-B was initiated and assuming that the trial meets its end points, it will form the basis for a Biologics Licensing Application (“BLA”) with the FDA. The Company, in its recently approved IND filing, established an agreement with the FDA that the path to a Biologics License Application submission would include a single, pivotal Phase 3 clinical study if it is successful. The population in this two arm, randomized, controlled, multicenter trial will be refractory and relapsed AML patients over the age of 55. The trial size was set at 150 patients with 75 patients per arm. The primary endpoint in the pivotal Phase 3 trial is durable complete remission, defined as a complete remission lasting at least 6 months and a secondary endpoint that will be overall survival at one year. There are currently no effective treatments approved by the FDA for AML in this patient population and there is no defined standard of care. Iomab-B has completed several physicians sponsored clinical trials examining its potential as a conditioning regimen prior to HSCT in various blood cancers, including the Phase 1/2 study in relapsed and/or refractory AML patients. The results of these studies in almost 300 patients have demonstrated the potential for Iomab-B to create a new treatment paradigm for bone marrow transplants by: expanding the pool to ineligible patients who do not have any viable treatment options currently; enabling a shorter and safer preparatory interval for HSCT; reducing post-transplant complications; and showing a clear survival benefit including curative potential.

In September 2016, we announced that we initiated a Phase 2 clinical trial for Actimab-A. This Phase 2 clinical trial is a multicenter, open-label study that will enroll 53 patients. Patients will receive fractionated dose of Actimab-A via two injections given at approximately day 1 and day 7. The Phase 2 trial is designed to evaluate complete response rates at up to day 42 after Actimab-A administration, where complete response is defined as complete remission (“CR”), complete remission with incomplete platelet recovery (CRp) or complete remission with incomplete blood count recovery. The Phase 2 trial will screen patients for peripheral blast counts and patients with blasts above 200 blasts per µL will receive Hydroxyurea, an oral drug, to reduce their PB counts below 200 per µL. The secondary endpoint of the Phase 2 trial will be overall survival.

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

We have strengthened our intellectual property position with the allowance of three additional patents and we anticipate further allowances by the end of 2017. As of July 3, 2017, our patent portfolio includes: 52 issued patents, of which 10 were issued in the United States. We have an additional 14 patent applications pending approval, of which 5 are pending in the United States. Additionally, 1 provisional patent application has been filed in 2017 with the preparation of new provisional patents underway. This is part of an ongoing strategy to continue to strengthen our intellectual property position. Approximately 30% of our patents are in-licensed from third parties and the remainder are held by us. These patents cover key areas of our business, including use of the actinium-225 and other alpha emitting isotopes attached to cancer specific carriers like monoclonal antibodies, methods for manufacturing key components of our product candidates including actinium-225 the alpha emitting radioisotope and carrier antibodies, and methods for manufacturing finished product candidates for use in cancer treatment.

We are also developing a technology platform that utilizes Actinium-225, an alpha emitting radioisotope. Our platform technology is based on attaching the powerful alpha emitting radioisotope Actinium-225 to monoclonal antibodies (mAbs), which are molecules capable of binding specifically to cancer cells. By virtue of carrying alpha emitters, mAbs bring Actinium-225 directly to cancer cells where alpha emitters can selectively kill the targeted cell. Actinium-225 emits significant energy making it a potent against targeted cancer cells but this energy only travels extremely short distances limiting damage to healthy tissues. Due to the targeting of this energy by way of the mAbs bringing the alpha emitting isotopes directly to cancer cells, Actinium believes Actinium-225 enabled therapies will result in potentially more effective and at the same time tolerable therapies. We have licensed and own intellectual property pertaining to our technology platform that includes the methods of treating cancer and the generation of radioimmunoconjugates, which expire in 2021 and 2029, respectively. We intend to develop additional intellectual property for our technology platform.

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

Under our own sponsorship as well as activity at FHCRC, we have five product candidates in active clinical trials: Actimab-A and Actimab-M (HuM195-Ac-225), Iomab-B (BC8-I-131), BC8-Y-90 and BC8-SA. At this time, the Company is actively pursuing development of Actimab-A and Iomab-B while Actimab-M, BC8-Y-90 and BC8-SA are in physician sponsored clinical phase 1 trials at Baylor and latter two at the FHCRC. Actimab-A is a combination of the monoclonal antibody we have in-licensed, Lintuzumab (HuM195), and the alpha emitting isotope actinium 225. Actimab-A has shown promising results throughout preclinical development and an ongoing clinical trial started in 2006 in AML in the elderly. We have expanded the number of patients and number of clinical centers by commencing a new AML clinical trial which we launched in 2012. This trial targets newly diagnosed AML patients over the age of 60. In order to conduct the trial, we are engaged in funding, monitoring and quality assurance and control of the Lintuzumab antibody; procurement of actinium 225 isotope; funding, monitoring and quality assurance and control of the drug candidate Actimab-A manufacturing and organizing and monitoring clinical trials. We estimate that the direct costs to completion of both parts of the ongoing Phase 1/2 trial will be approximately $7 million. Iomab-B is a combination of the in-licensed monoclonal antibody BC8 and the beta emitting radioisotope iodine 131. This construct has been extensively tested in Phase 1 and Phase 2 clinical trials in approximately 300 patients with different blood cancer indications who were in need of HSCT. Iomab-B is used to condition the bone marrow of these patients by destroying blood cancer cells in their bone marrow and elsewhere thus allowing for a subsequent transplant containing healthy donor bone marrow stem cells. We have decided to develop this drug candidate by initially focusing on the patients over 55 with active acute myeloid leukemia in relapse and/or refractory to existing treatments. On December 17, 2015, the FDA cleared our IND filing for Iomab-B, and that we are proceeding with the pivotal, Phase 3 clinical trial. We anticipate that the Phase 3, controlled, randomized, pivotal trial will continue enrolling patients in 2017. We estimate the direct costs of such a trial to completion anticipated in 2019 will be approximately $25 million.

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

We have never generated revenue. Currently, we do not have a recurring source of revenues to cover our operating costs. For the six months ended June 30, 2017 and 2016, we incurred a net loss of approximately $15.1 million and $11.0 million, respectively. We believe that we have sufficient cash on hand to fund our operations into the first quarter of 2019.

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

Results of Operations – Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Three Months Ended June 30,
	2017	2016

Revenues	$-	$-

Operating expenses:
Research and development, net of reimbursements	4,379,047	4,147,945
General and administrative	2,809,918	2,750,448
Depreciation expense	14,335	19,472
Total operating expenses	7,203,300	6,917,865

Other income (expense):
Interest expense	-	(1,683)
Gain on change in fair value of derivative liabilities	149,592	295,462
Total other income (expense)	149,592	293,779

Net loss	$(7,053,708)	$(6,624,086)

Revenues

We recorded no commercial revenues for the three months ended June 30, 2017 and 2016.

Research and Development Expense

Research and development expenses increased by approximately $0.3 million to $4.4 million for the three months ended June 30, 2017 from $4.1 million for the three months ended June 30, 2016. The increase was primarily attributable to the increase of professional fees and payroll-related expense of approximately $0.5 million. Payroll expense increased by approximately $0.2 million. The increase in payroll was mainly due to the severance payment of $283,000 to the Company’s former Chief Technology Officer who resigned in May 2017. The increase of research and development expenses was partially offset by approximately $0.2 million decrease in Actimab-A and Iomab-B manufacturing costs. We expect to incur increased research and development costs in the future.

General and Administrative Expenses

Overall, total general and administrative expenses increased by approximately $60,000 from approximately $2.75 million for the three months ended June 30, 2016 to $2.81 million for the three months ended June 30, 2017. The increase was largely attributable to an increase in stock based compensation, salaries and other related payroll expenses of approximately $43,000. Increase in salaries was mainly due to severance payment of $410,000 to the Company’s Chief Executive Officer who resigned in May 2017. The increase of payroll expenses was partially offset by a decrease in regular payroll expense as a result of a decrease in average headcount during the three months ended June 30, 2017 as compared to the headcount for the same period in the prior year. We expect to incur increased general and administrative costs in the future.

Other Income (Expense)

Other income for the each of the three months ended June 30, 2017 and 2016 were approximately $0.2 million and $0.3 million, respectively. Other income is mainly associated with changes in the fair value of our warrant derivative liability. The change is mainly attributable to the fluctuation of our stock price from $1.77 per share at June 30, 2016 to $1.22 per share at June 30, 2017.

Results of Operations – Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Six Months Ended June 30,
	2017	2016

Revenues	$-	$-

Operating expenses:
Research and development, net of reimbursements	8,883,398	7,913,397
General and administrative	6,090,235	4,968,915
Depreciation expense	35,255	37,592
Total operating expenses	15,008,888	12,919,904

Other income (expense):
Interest expense	-	(4,341)
Gain (loss) on change in fair value of derivative liabilities	(106,403)	1,896,861
Total other income (expense)	(106,403)	1,892,520

Net loss	$(15,115,291)	$(11,027,384)

Revenues

We recorded no commercial revenues for the six months ended June 30, 2017 and 2016.

Research and Development Expense

Research and development expenses increased by approximately $1.0 million to $8.9 million for the six months ended June 30, 2017 from $7.9 million for the six months ended June 30, 2016. The increase was primarily attributable to the increase of professional fees and payroll expenses for approximately $1.0 million. The increase in payroll was mainly due to the severance payment of $283,000 to the Company’s Chief Technology Officer who resigned in May 2017 and the increase in average headcounts of research and development personnel. In addition, Iomab-B manufacturing costs increased by approximately $0.5 million which were offset by a decrease of approximately $0.5 million in Actimab-A manufacturing costs. We expect to incur increased research and development costs in the future.

General and Administrative Expenses

Overall, total general and administrative expenses increased by approximately $1.1 million from approximately $5.0 million for the six months ended June 30, 2016 to $6.1 million for the six months ended June 30, 2017. The increase was largely attributable to the increase in salaries and stock compensation costs of approximately $650,000 and other payroll related expenses and professional fees of approximately $500,000. Increase in salaries was mainly due to severance payment of $410,000 to the Company’s Chief Executive Officer who resigned in May 2017. We expect to incur increased general and administrative costs in the future.

Other Income (Expense)

Other income for the six months ended June 30, 2017 decreased by $2.0 million from a gain of $1.9 million for the six months ended June 30, 2016 to a loss of approximately $106,000 for the six months ended June 30, 2017. Other income is mainly associated with changes in the fair value of our warrant derivative liability. The change is mainly attributable to the anticipation of exercise price reset due to future offering.

Liquidity and Capital Resources

We have financed our operations primarily through sales of the Company’s common stock.

We do not have any cash or cash equivalents held in financial institutions located outside of the United States as of June 30, 2017. We do not anticipate this practice will change in the future.

The following tables sets forth selected cash flow information for the periods indicated:

	For the Six Months Ended June 30,
	2017	2016

Cash used in operating activities	$(12,514,825)	$(10,978,251)
Cash used in investing activities	(372,802)	(91,333)
Cash provided by financing activities	3,824,605	5,881,559

Net change in cash and cash equivalents	$(9,063,022)	$(5,188,025)

Net cash used in operating activities was approximately $12.5 million and $10.9 million for the six months ended June 30, 2017 and 2016, respectively. The change was mainly due to severance payments to the Chief Technology Officer and Chief Executive Officer and increased payments for professional services and clinic trials.

Net cash provided by financing activities was approximately $3.8 million and $5.9 million for the six months ended June 30, 2017 and 2016, respectively. During the six months ended June 30, 2017, we issued common stock and received net proceeds of approximately $3.8 million from the sale of our common stock through our ATM compared to approximately $6.1 million received from the March 2016 finance.

Recent Equity Offerings

On March 24, 2014, we filed a shelf registration statement on Form S-3 (the “Registration Statement”) and deemed effective on April 17, 2014. This Registration Statement contained two prospectuses: (i) a base prospectus which covers the offering, issuance and sale by the Company of up to $200,000,000 of its common stock, preferred stock, warrants and/or units; and (ii) a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $75,000,000 of its common stock that may be issued and sold under a sales agreement (the “Sales Agreement”) with MLV & Co. LLC (“MLV”). During the six months ended June 30, 2017, the Company issued 2,633,712 shares of common stock for gross proceeds of $3.9 million. Since inception of this agreement through June 30, 2017, the Company issued 11,764,824 shares of common stock for gross proceeds of $26.1 million.

During the six months ended June 30, 2017, we issued 4,234 common shares for the cashless exercise of 9,364 warrants and issued 12,000 common shares for restricted shares granted.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Common Stock Price Risk

In December 2012, we issued common stock and warrants. Pursuant to ASC 815-40, we recorded the fair value of the warrants as a current liability. The fair value of the outstanding warrants is evaluated at each reporting period with any resulting change in the fair value being reflected in the condensed consolidated statements of operations. For the six months ended June 30, 2017 and 2016, we recognized the change in the value of warrants of approximately $106,000 of loss and $1.9 million of gain, respectively, on the consolidated statement of operations. Fair value of the derivative instruments will be affected by estimates of various factors that may affect the respective instrument, including our stock price, the risk-free rate of return and expected volatility in the fair value of our stock price. As the fair value of this derivative may fluctuate significantly from period to period, the resulting change in valuation may have a significant impact on our results of operations.

On March 24, 2014, we filed a shelf registration statement on Form S-3 (the “Registration Statement”) that was deemed effective on April 17, 2014. This Registration Statement contained two prospectuses: (i) a base prospectus which covers the offering, issuance and sale by the Company of up to $200,000,000 of its common stock, preferred stock, warrants and/or units; and (ii) a sales agreement prospectus covering the offering, issuance and sale by us of up to a maximum aggregate offering price of $75,000,000 of its common stock that may be issued and sold under a sales agreement (the “Sales Agreement”) with MLV. During the six months ended June 30, 2017, the Company issued 2,633,712 shares of common stock for gross proceeds of $3.9 million. Since inception of this agreement through June 30, 2017, the Company issued 11,764,824 shares of common stock for gross proceeds of $26.1 million.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of June 30, 2017, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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

We have a limited operating history and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with this development and expansion. Since we began our business, we have focused on research, development and clinical trials of product candidates, and have incurred losses since inception. As of June 30, 2017, we had an accumulated deficit of approximately $152 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment.

Although we believe we have enough working capital for operations into the first quarter of 2019, we do not currently have sufficient capital for the completion of development nor commercialization of our product candidates and we will need to continue to seek capital from time to time to continue development of our product candidates and to acquire and develop other product candidates. Our first product candidate is not expected to be commercialized, if approved, until at least 2019 and any partnering revenues that it may generate may not be sufficient to fund our ongoing operations. Our cash balance as of June 30, 2017 was approximately $11.5 million. Throughout the six months ended June 30, 2017, we raised total net proceeds of approximately $3.8 million from the sale of our common stock through our ATM. On August 2, 2017, the Company completed an underwritten public offering of 21,500,000 shares of its common stock and warrants to purchase an aggregate of 18,275,000 shares of the Company’s common stock at an offering price to the public of $0.75 per share and related warrant. The warrants have an exercise price of $1.05 per share and have a term of exercise of five years. The gross proceeds from this offering are expected to be approximately $16.1 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by Actinium. After completing the August 2, 2017 underwritten public offering we have a cash balance in excess of $24 Million.

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

In our normal course of business, we may enter into contracts with third-party service providers, consultants, contract research organizations, contract sales organizations, commercial partners, universities, governmental agencies, not-for-profit organizations, and employees. If we fail to satisfy the terms of these contracts or the party to the contract believes we violated or failed to satisfy the terms of an agreement, litigation or other dispute resolution, proceedings may be initiated against us.

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

Furthermore, these third-party contractors, whether foreign or domestic, may experience regulatory compliance difficulty, mechanical shut downs, employee strikes, or any other unforeseeable acts that may delay or limit production, which could leave our commercial partners with inadequate supplies of product to sell, especially when regulatory requirements or customer demand necessitate the need for additional product supplies. Our inability to adequately establish, supervise and conduct (either ourselves or through third parties) all aspects of the formulation and manufacturing processes, and the inability of third party manufacturers to consistently supply quality product when required would have a material adverse effect on our ability to commercialize and sell our products. We have faced delays and risks associated with reliance on key third party manufacturers in the past and may be faced with such delays and risks in the future. Any future manufacturing interruptions or related supply issues could have an adverse effect on our company, including delays in clinical trials, which may result in claims by or against us or our partners for breach of contract.

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

We believe we have sufficient cash on hand to finance research and development and to cover our ongoing working capital needs into the first quarter of 2019. We have financed our operations primarily through sales of stock and the issuance of convertible promissory notes. It is likely that during the next twelve months we will seek to raise additional capital through the sales of stock and/or issuance of convertible debentures in order to expand our level of operations to continue our research and development efforts.

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

We must maintain effective internal controls to provide reliable financial reports and detect fraud. In future periods, we may identify deficiencies in our system of internal controls over financial reporting that may require remediation. There can be no assurances that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods. Failure to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our Common Stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

10.1	Assignment and Consent Agreement, dated June 6, 2017, among 275 Madison Avenue RPW 1 LLC, 275 Madison Avenue RPW 2, LLC, Actinium Pharmaceuticals, Inc. and Relmada Therapeutics, Inc.	Attached

10.2	Agreement of Lease, dated June 9, 2015, by and between Relmada Therapeutics, Inc. and GP 275 Owner, LLC (incorporated by reference to Exhibit 10.1 to Relamda Therapeutics, Inc. Form 8-K filed on June 15, 2015).

10.3	Amended and Restated License Agreement, dated June 8, 2017, between Actinium Pharmaceuticals, Inc. and Relmada Therapeutics, Inc.	Attached

10.4	Offer Letter; dated May 26, 2017, by and between Actinium Pharmaceuticals, Inc. and Dr. Nitya G. Ray	Attached

10.5	Amended and Restated At-the-Market Market Issuance Sales Agreement, dated July 3, 2017, among FBR Capital Markets & Co., JonesTrading Institutional Services LLC, and MLV & Co. LLC.	Attached
Attached
10.6	Agreement, dated June 6, 2017, by and between Actinium Pharmaceuticals, Inc. and Sergio Traversa

10.7	Consulting Agreement, dated May 22, 2017, by and between Actinium Pharmaceuticals, Inc. and Dragan Cicic.	Attached
Attached
10.8	Separation and Settlement Agreement, dated May 12, 2017, by and between Actinium Pharmaceuticals, Inc. and Kaushik Dave.	Attached

10.9	Separation and Settlement Agreement, dated May 12, 2017, by and between Actinium Pharmaceuticals, Inc. and Dragan Cicic.	Attached

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

32.2	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

101.INS	XBRL Instance Document	Attached

101.SCH	XBRL Taxonomy Extension Schema Document	Attached

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Attached

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

ACTINIUM PHARMACEUTICALS, INC.

Date: August 4, 2017	By:	/s/ Sandesh Seth
Sandesh Seth
Chairman and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Steve O’Loughlin
Steve O’Loughlin
Vice President, Finance and Corporate Development
(Duly Authorized Officer and Principal Financial and Accounting Officer)

