Form 10-Q
period 2017-09-30
Actinium Pharmaceuticals, Inc.
filed 2017-11-03
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 3, 2017: 80,025,639.

Actinium Pharmaceuticals, Inc.

FORM 10-Q

For quarterly period ended September 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2017 and December 31, 2016, and the results of operations and cash flows for the nine months ended September 30, 2017 and 2016 have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2016, filed with the SEC in the Company’s Annual Report on Form 10-K on March 16, 2017.  The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2017	December 31, 2016

Assets
Current Assets:
Cash and cash equivalents	$20,541,955	$20,519,294
Restricted cash – current	-	34,733
Prepaid expenses and other current assets	672,952	1,836,451
Total Current Assets	21,214,907	22,390,478

Property and equipment, net of accumulated depreciation	65,726	88,549
Security deposit	49,859	49,859
Restricted cash	390,874	-
Total Assets	$21,721,366	$22,528,886

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$3,450,027	$4,194,874
Accounts payable and accrued expenses - related parties	25,000	25,000
Derivative liabilities	54,325	300,683
Total Current Liabilities	3,529,352	4,520,557

Total Liabilities	3,529,352	4,520,557

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 80,025,639 and 55,801,742 shares issued and outstanding, respectively	80,026	55,802
Additional paid-in capital	176,101,954	154,504,329
Accumulated deficit	(157,989,966)	(136,551,802)
Total Stockholders’ Equity	18,192,014	18,008,329

Total Liabilities and Stockholders’ Equity	$21,721,366	$22,528,886

See accompanying notes to the unaudited consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development, net of reimbursements	4,957,464	5,685,777	13,840,862	13,599,174
General and administrative	1,726,527	1,394,910	7,816,762	6,363,825
Depreciation expense	11,048	20,078	46,303	57,670
Total operating expenses	6,695,039	7,100,765	21,703,927	20,020,669

Loss from operations	(6,695,039)	(7,100,765)	(21,703,927)	(20,020,669)

Other income (expense):
Interest income (expense)	49	(666)	49	(5,007)
Gain on change in fair value of derivative liabilities	372,117	502,778	265,714	2,399,639
Total other income (expense)	372,166	502,112	265,763	2,394,632

Net loss	$(6,322,873)	$(6,598,653)	$(21,438,164)	$(17,626,037)

Net loss per common share – basic and diluted	$(0.09)	$(0.14)	$(0.34)	$(0.38)
Weighted average common shares outstanding – basic and diluted	72,543,003	47,651,906	62,267,794	46,126,928

See accompanying notes to the unaudited consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities:
Net loss	$(21,438,164)	$(17,626,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,854,100	3,077,814
Depreciation expense	46,303	57,670
Gain on change in fair value of derivative liabilities	(265,714)	(2,399,639)
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	1,163,499	(755,229)
Increase (decrease) in:
Accounts payable and accrued expenses	(744,847)	1,097,044
Net Cash Used In Operating Activities	(18,384,823)	(16,548,377)

Cash Flows From Investing Activities:
Purchase of property and equipment	(23,480)	(42,729)
Payment for security deposit	-	(49,859)
Increase of restricted cash	(356,141)	-
Net Cash Used In Investing Activities	(379,621)	(92,588)

Cash Flows From Financing Activities:
Payments on note payable	-	(265,695)
Sales of common stock and warrants, net of offering costs	18,787,105	6,772,667
Proceeds from the exercise of options	-	18,105
Net Cash Provided By Financing Activities	18,787,105	6,525,077

Net change in cash and cash equivalents	22,661	(10,115,888)

Cash and cash equivalents at beginning of period	20,519,294	25,643,273

Cash and cash equivalents at end of period	$20,541,955	$15,527,385

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$5,007
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Transfer warrant derivatives from liability to equity classification	$-	$17,455
Cashless exercise of warrants	$4	$-

See accompanying notes to the unaudited consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Nature of Business - We are a clinical-stage biopharmaceutical company focused on developing and commercializing targeted therapies for safer myeloablation and conditioning of the bone marrow prior to a bone marrow transplant (“BMT”) and for the targeting and killing of cancer cells. We are currently conducting clinical trials for our three product candidates, Iomab-B, Actimab-A and Actimab-M, as well as performing research on other potential drug candidates utilizing our proprietary alpha-particle technology platform.  Our most advanced product candidate, Iomab-B, is comprised of an anti-CD45 monoclonal antibody labeled with iodine-131 (“I-131”). We are currently conducting a pivotal Phase 3 trial of Iomab-B for myeloablation and conditioning of the bone marrow prior to a bone marrow transplant for patients with relapsed or refractory acute myeloid leukemia (“AML”) age 55 and older. A bone marrow transplant is a potentially curative treatment option for patients with AML and other blood cancers including leukemias, lymphomas and multiple myeloma as well as certain blood disorders. Upon successful completion of our Phase 3 clinical trial for Iomab-B we intend to submit for marketing approval in the U.S. and European Union. Our most advanced alpha-particle based therapy, Actimab-A, is an anti-CD33 monoclonal antibody conjugated with the alpha-particle actinium-225 (“Ac-225”).  Actimab-A is currently in a Phase 2 clinical trial for patients over the age of 60 who are newly diagnosed with AML and ineligible for standard induction chemotherapy. Actimab-M, our third product candidate, is the same anti-CD33 monoclonal antibody conjugated to Ac-225 but a different dose and dosing regimen.  Actimab-M, is being studied in a Phase 1 trial for patients with refractory multiple myeloma. We expect our alpha-particle technology platform will generate additional drug candidates that we will progress in clinical trials ourselves and or out-license. We intend to develop a number of products for numerous types of cancer and derive revenue from partnering relationships worldwide and/or direct sales of our products primarily in the United States.

We are presently conducting the SIERRA trial (Study of Iomab-B in Elderly Relapsed or Refractory Acute Myeloid Leukemia). Assuming this pivotal Phase 3 clinical trial for Iomab-B meets its primary point, it will form the basis for a Biologics Licensing Application (“BLA”) with the FDA. The Company has received guidance from the FDA as part of its IND filing that it would be acceptable to file a Biologics License Application submission that includes the single, pivotal Phase 3 SIERRA clinical study if it is successful. The population in this two-arm, randomized, controlled, multicenter trial is refractory and relapsed AML patients over the age of 55. The trial size was set at 150 patients with 75 patients per arm. The primary endpoint in the pivotal Phase 3 trial is durable complete remission, defined as a complete remission lasting at least 6 months and a secondary endpoint that will be overall survival at one year. There are currently no effective treatments approved by the FDA for AML in this patient population and there is no defined standard of care. Iomab-B has completed several physicians sponsored clinical trials examining its potential as a conditioning regimen prior to BMT in various blood cancers, including the Phase 1/2 study in relapsed and/or refractory AML patients. The results of these studies in almost 300 patients have demonstrated the potential for Iomab-B to create a new treatment paradigm for bone marrow transplants by: expanding the pool to ineligible patients who do not have any viable treatment options currently; enabling a shorter and safer preparatory interval for BMT; reducing post-transplant complications; and showing a clear survival benefit including curative potential.

We are also conducting a Phase 2 clinical trial for Actimab-A. This Phase 2 clinical trial is a multicenter, open-label study that will enroll 53 patients. Patients receive fractionated doses of Actimab-A via two injections given at approximately day 1 and day 7. The Phase 2 trial is designed to evaluate complete response rates at up to day 42 after Actimab-A administration, where complete response is defined as complete remission (“CR”), complete remission with incomplete platelet recovery (“CRp”) or complete remission with incomplete blood count recovery (“CRi”). The Phase 2 trial screens patients for peripheral blast counts and patients with blasts above 200 blasts per µL receive Hydroxyurea, an oral drug, to reduce their PB counts below 200 per µL in order to improve the targeting of Actimab-A to the bone marrow. The secondary endpoint of the Phase 2 trial is overall survival.

We are also conducting a Phase 1 clinical trial to study Actimab-M in multiple myeloma. Multiple myeloma is a cancer of plasma cells that is currently incurable. The Phase 1 trial will enroll up to 12 patients with relapsed or refractory multiple myeloma who have positive CD33 expression. This Phase 1 study is designed as a dose escalation study intended to assess safety, establish maximum tolerable dose (“MTD”) and assess efficacy as evidenced by Response Rate at day 42 post treatment where response rate is defined as objective response rate, complete response rate, stringent complete response rate, very good partial response rate and partial response rate. Patients will be administered Actimab-M on day 1 at an initial dose of 0.5 µCi/kg and then assessed at day 42 for safety and efficacy. The dose can be increased to 1.5 µCi/kg or reduced to 0.25 µCi/kg based on safety assessment that will evaluate dose limiting toxicities (“DLTs”). Patients may receive up to 8 cycles of therapy but in no event will cumulative administration exceed 4.0 µCi/kg of Actimab-M.

We are also developing a technology platform that utilizes Ac-225, an alpha emitting radioisotope. Our platform technology is based on attaching the powerful alpha emitting radioisotope Ac-225 to monoclonal antibodies (“mAbs”), which are molecules capable of binding specifically to cancer cells. By virtue of carrying alpha emitters, mAbs bring Ac-225 directly to cancer cells where alpha emitters can selectively kill the targeted cell. Ac-225 emits significant energy making it potent against targeted cancer cells but this energy only travels extremely short distances limiting damage to healthy tissues. Due to the targeting of this energy by way of the mAbs bringing the alpha emitting isotopes directly to cancer cells, Actinium believes Ac-225 enabled therapies will result in potentially more effective and at the same time tolerable therapies. We have licensed and own intellectual property pertaining to our technology platform that includes the methods of treating cancer and the generation of radioimmunoconjugates. We continually develop additional intellectual property for our technology platform.

As of November 3, 2017, our patent portfolio includes: 68 issued and pending patent applications, of which 10 are issued in the United States, 15 are pending in the United States, and 53 are issued internationally and pending internationally. Additionally, several non-provisional patent applications have and are expected to be filed in 2018 based on provisional patent applications filed in 2017 and 2018. This is part of an ongoing strategy to continue to strengthen our intellectual property position. Approximately one quarter of our patents are in-licensed from third parties and the remainder are Actinium owned. These patents cover key areas of our business, including use of the Ac-225 and other alpha emitting isotopes attached to cancer specific carriers like monoclonal antibodies, methods for manufacturing key components of our product candidates including Ac-225, the alpha emitting radioisotope and carrier antibodies, and methods of use and for manufacturing finished product candidates for use in cancer treatment.

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

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. Balances held by the Company are typically in excess of Federal Deposit Insurance Corporation insured limits. At September 30, 2017 and December 31, 2016, all of the Company’s cash was deposited in one bank.

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

The following tables set forth assets and liabilities measured at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2017 and December 31, 2016. As required by ASC 820 “Fair Value Measurements and Disclosures”, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment, and may affect the valuation of fair value assets and liabilities and their placement within the fair value hierarchy levels.

	Level 1	Level 2	Level 3	Total

Derivative liabilities:
At September 30, 2017	$-	$-	$54,325	$54,325
At December 31, 2016	$-	$-	$300,683	$300,683

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

Net Loss Per Common Share - Basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the reporting period. For the nine months ended September 30, 2017 and 2016, the Company’s potentially dilutive shares, which include outstanding common stock options and warrants have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

	September 30, 2017	September 30, 2016
Options	6,156,361	5,903,371
Warrants	27,220,388	8,879,752
Total	33,376,749	14,783,123

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

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the consolidated financial statements.

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

For each of the nine months ended September 30, 2017 and 2016, the Company incurred approximately $0.1 million for maintenance fees and research conducted by MSKCC. As of September 30, 2017 and December 31, 2016, $0 was due to MSKCC.

Note 3 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Prepaid insurance	$76,211	$332,809
Prepaid clinical trial expenses	406,833	1,093,441
Other prepaid expenses	189,908	410,201
Total prepaid expenses and other current assets	$672,952	$1,836,451

Note 4 - Property and Equipment

Property and equipment consisted of the following at September 30, 2017 and December 31, 2016:

		September 30,	December 31,
	Lives	2017	2016
Lab equipment	3 years	$116,070	$116,070
Office equipment	3 years	166,414	142,933
Less: accumulated depreciation		(216,758)	(170,454)
Property and equipment, net		$65,726	$88,549

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

Activities for derivative warrant instruments during the nine months ended September 30, 2017 were as follows:

	Shares subject to warrants	Fair Value

Balance, December 31, 2016	1,615,260	$300,683

Modification of warrants	-	19,356

Change in fair value	-	(265,714)

Balance, September 30, 2017	1,615,260	$54,325

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

	September 30,	December 31,
	2017	2016

Market value of common stock on measurement date (1)	$0.58	$0.88
Adjusted exercise price	$1.67	$2.34
Risk free interest rate (2)	1.13-1.77%	0.85%
Warrant lives in years	2.0-4.6 years	2.0 years
Expected volatility (3)	82 – 96%	61 – 69%
Expected dividend yield (4)	-	-
Probability of stock offering in any period over 5 years (5)	100%	100%
Offering price (6)	$0.75	$1.25

(1)	The market value of common stock at the above measurement dates is based on the Company’s closing price quoted on the NYSE American

(2)	The risk-free interest rate was determined by management using the Treasury Bill rate as of the respective measurement date.

(3)	The volatility was estimated using the historical volatilities of the Company’s common stock traded in NYSE American.

(4)	Management does not expect to pay dividends for the foreseeable future.

(5)	Management determines the probability of future stock offering at each evaluation date.

(6)	Represents the estimated offering price in future offerings as determined by management.

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

The Company met its first milestone in 2012 and upon reaching the milestone the Company paid AbbVie Biotherapeutics Corp. a milestone payment of $750,000 on July 24, 2012.  The milestone payment for the Phase 1 Clinical Trial was recorded as research and development expense. In September 2016, the Company met its second milestone and as of September 30, 2017, $750,000 was included in the accounts payable and accrued expenses on the balance sheet.

b.	MSKCC - see Note 2 - Related Party Transactions.

c.	Oak Ridge National Laboratory (“ORNL”) – The Company is contracted to purchase radioactive material to be used for research and development, with a renewal option at the contract end. On January 9, 2017, the Company signed a contract with ORNL to purchase $0.7 million of radioactive material. During the nine months ended September 30, 2017 and 2016, the Company purchased material from ORNL of approximately $0.5 million and $0.4 million, respectively.

d.	Icon Clinical Research, LLC (“Icon”) provides project management services for the study of the drug Ac-225-HuM195 (Actimab-A) used in the Company’s Phase 1 and Phase 2 clinical trials. The total project was estimated to cost approximately $1.9 million and required a 12.5% down payment of the total estimated project cost. The down payment totaling $0.2 million was paid in 2007 and 2012. On August 6, 2012, October 22, 2012 and May 16, 2013, the agreement was amended to provide for additional services. The total project is now estimated at approximately $2.7 million. Icon invoices the Company when services are rendered and the Company records the related expense to research and development expense. For the nine months ended September 30, 2017 and 2016, the Company incurred expenses of approximately $0 and $0.5 million, respectively, related to this agreement.

e.	On June 15, 2012, the Company entered into a license and sponsored research agreement with Fred Hutchinson Cancer Research Center (“FHCRC”) to build upon previous and ongoing clinical trials, with BC8 (licensed antibody). FHCRC has currently completed both a Phase 1 and Phase 2 clinical trial with BC8 and the Company intends to start preparation for a pivotal trial leading to an FDA approval. The Company has been granted exclusive rights to the BC8 antibody and related master cell bank developed by FHCRC. The cost to develop the trial will range from $13.2 million to $23.5 million, depending on the trial design as required by the FDA. Under the terms of the sponsored research agreement, the Company will fund the FHCRC lab with $0.2 million per year for the first two years and $0.3 million thereafter. Payments made toward funding the lab will be credited toward royalty payments owed to FHCRC in the given year. A milestone payment of $1 million will be due to FHCRC upon FDA approval of the first drug. Upon commercial sale of the drug, royalty payments of 2% of net sales will be due to FHCRC. For the nine months ended September 30, 2017 and 2016, the Company incurred expenses of approximately $45,000 and $0.4 million, respectively, related to this agreement.

f.

On February 27, 2014, the Company entered into a manufacturing agreement with Goodwin Biotechnology Inc. (“Goodwin”). Goodwin oversees the current Good Manufacturing Practices (“cGMP”) production of a monoclonal antibody anticipated to be used in the phase 3 clinical trial of Iomab-B. Total cost of the agreement is $6.8 million. The Company made a non-refundable payment of $0.6 million upon execution of the agreement. Periodic payments will be made upon reaching certain milestones. As of September 30, 2017, the remaining cost of the service agreement (only) is approximately $1.8 million. For each of the nine months ended September 30, 2017 and 2016, the Company paid Goodwin approximately $1.1 million and $0.5 million, respectively.

As of September 30, 2017 and December 31, 2016, the Company owed Goodwin $0.2 million and $0.1 million, respectively.

g.	On February 16, 2016, the Company entered into a Contract Research Organization (“CRO”) agreement with Medpace, Inc. (“Medpace”). Medpace provides project management services for the study of Iomab-B used for the intended Phase 3 clinical trial. The total project is estimated to cost approximately $7.2 million. Medpace bills the Company when services are rendered and the Company records the related expense to research and development costs. For the nine months ended September 30, 2017 and 2016, the Company paid Medpace approximately $2.7 million and $2.6 million, respectively.

h.	On August 4, 2016, the Company entered into a CRO agreement with Vector Oncology Solutions, LLC (“Vector”). Vector provides project management services for the study of Actimab-A used for a Phase 2 clinical trial. The total project is estimated to cost approximately $4.6 million. For the nine months ended September 30, 2017 and 2016, the Company paid Vector approximately $0.7 million and $0.7 million, respectively.

License Agreements

The Company does not own any real property. On March 10, 2016, effective as of January 1, 2016, Actinium entered into an Office Space License Agreement (the “License”) with Relmada Therapeutics, Inc. (“Relmada”), for office space located at 275 Madison Avenue, 7th Floor, New York, NY 10016.   On June 6, 2017, the Company and Relmada entered into an Assignment and Consent Agreement (the “Assignment Agreement”) pursuant to which Relmada transferred its entire lease at 275 Madison Avenue, 7th Floor (“GP 275 Owner, LLC”) to the Company. The lease with GP 275 Owner, LLC has a term of seven years and three months, with an annual rental rate starting at $312,660 per year for the first 4 years, and an annual rate of $341,610 for the remaining period. The Company will also be responsible for certain other costs, such as insurance, taxes, utilities, and maintenance. The Company issued a letter of credit of $390,825 to GP 275 Owner, LLC in connection with the lease and maintained a $390,874 certified deposit as collateral for the letter of credit.

On June 8, 2017, the Company also entered into an Amended and Restated License Agreement with Relmada for furniture and fixtures located at 275 Madison Avenue, 7th Floor, New York, NY 10016, amending and restating the March 2016 lease. Pursuant to the terms of the amendment, the Company will lease the furniture, fixtures, equipment and tenant improvements located in the office space (the “FFE”) for the same term as the office space for $7,529 per month. The Company shall have at any time during the term of this amended agreement the right to purchase the FFE.

Future minimum obligations on the lease are:

For the year ending December 31:
2018	$431,085
2019	431,594
2020	431,958
2021	431,958
Thereafter	323,969
Total	$2,050,564

Note 7 - Equity

During the nine months ended September 30, 2017, the Company issued 2,633,712 shares of common stock for gross proceeds of approximately $3.9 million as part of its At-The-Market (“ATM”) sales agreement with an investment bank. The Company paid expenses of approximately $0.1 million resulting in net proceeds of $3.8 million. During the three months ended September 30, 2017, the Company did not issue shares of common stock as part of its ATM sales agreement.

On August 2, 2017, the Company completed an underwritten public offering of 21,500,000 shares of its common stock and warrants to purchase an aggregate of 18,275,000 shares of the Company’s common stock at an offering price to the public of $0.75 per share and related warrant. The warrants have an exercise price of $1.05 per share and have a term of five years. The gross proceeds from this offering were approximately $16.1 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company resulting in net proceeds of approximately $15.0 million.

During the nine months ended September 30, 2017, the Company issued 4,234 common shares for the cashless exercise of warrants.

During the nine months ended September 30, 2017, the Company issued 67,385 common shares for consulting services. The shares have a total value of $99,056 based on the Company’s stock price on the grant date at $1.47 per share.

Restricted Stock

During the three months ended September 30, 2017 and 2016, the Company recorded approximately $23,000 and $0.1 million, respectively, in stock-based compensation for all of the restricted shares outstanding. During the nine months ended September 30, 2017 and 2016, the Company recorded approximately $0.2 million and $0.3 million, respectively, in stock-based compensation for all of the restricted shares outstanding.

During the nine months ended September 30, 2017, the Company issued 18,500 common shares for restricted shares that became fully vested. As of September 30, 2017, the Company has yet to issue 222,908 common shares for restricted shares that have vested.

Stock Options

Following is a summary of option activities for the nine months ended September 30, 2017:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2016	5,906,886	$3.52	7.90	51,704
Granted	2,592,500	1.32	-	-
Cancelled	(2,343,025)	3.43	-	-
Outstanding, September 30, 2017	6,156,361	2.62	7.50	26

Exercisable, September 30, 2017	2,835,004	3.44	5.42	-

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

During the nine months ended September 30, 2017, the Company granted its employees and members of the Board of Directors 2,592,500 options to purchase the Company’s common stock with an exercise price ranging from $0.57 to $1.58 per share, a term of 10 years, and a vesting period from 1 to 4 years. The options have an aggregated fair value of $2,396,383 that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate range from 1.84% to 2.28% (2) expected life of 6 years, (3) expected volatility range from 79.99% to 81.74%, and (4) zero expected dividends. The estimated option life was determined based on the “simplified method,” giving consideration to the overall vesting period and the contractual terms of the award. This method was used because the Company does not have sufficient historical option exercise data.

During the nine months ended September 30, 2017, options to purchase 2,343,025 common shares were cancelled upon the termination of employees and a board member.

The fair values of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at September 30, 2017 was approximately $4.3 million. During the three months ended September 30, 2017 and 2016, the Company recorded total option expense of approximately $0.7 million and $1.0 million, respectively. During each of the nine months ended September 30, 2017 and 2016, the Company recorded total option expense of approximately $2.5 million and $2.7 million, respectively.

Warrants

Following is a summary of warrant activities for the nine months ended September 30, 2017:

	Number of Units	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding, December 31, 2016	8,964,752	3.72	1.95	1,445,786
Granted	18,496,575	1.05	5.00	-
Exercised	(9,364)	0.78	-	-
Cancelled	(231,575)	6.07	-	-
Outstanding, September 30, 2017	27,220,388	1.92	3.66	862,426

Exercisable, September 30, 2017	27,000,388	1.88	3.65	862,426

Certain warrants were issued to the Company’s Executive Chairman (now Chairman and CEO) as part of investment banking and advisory services either prior to and outside of his role as a Board Member and subsequently Chairman and CEO. The Chairman and CEO has refrained from exercising such warrants that are or have been in the money for most of their existing life in order to align with the long-term interests of the Company. On March 14, 2017, the Company canceled a warrant to purchase 57,212 shares of Common Stock of the Company, dated December 19, 2012, issued to its and issued a new warrant to its Chairman and CEO to purchase 57,212 common shares with the term of the warrant expiring on February 11, 2022. The new warrant has the same exercise price in effect as the exercise price as the old warrant but the expiration date was modified from December 19, 2017 to February 11, 2022. The Company also amended the warrant to purchase Common Stock of the Company, dated January 31, 2012, issued to its Chairman and CEO and an entity affiliated with its Chairman and CEO to purchase 64,746 and 99,617 common shares, respectively. Pursuant to the terms of the warrant amendments, the term of the warrants was extended to February 11, 2022 from January 31, 2019. As a result of the replacement and modification, the Company recorded an additional non-cash expense of $64,091 for the incremental fair value of the new warrants.

During the nine months ended September 30, 2017, 9,364 warrants were exercised by the warrant holders on a cashless basis. The Company issued 4,234 shares of common stock as a result of these cashless exercises.

During the three months ended September 30, 2017 and 2016, the Company recorded stock-based compensation expense related to the warrants of approximately $0 and $5,000, respectively. During the nine months ended September 30, 2017 and 2016, the Company recorded stock-based compensation expense related to the warrants of approximately $34,000 (excluding the $64,091 addition expense due to the replacement and modification) and $0.1 million, respectively.

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

Description of Business

We are a clinical-stage biopharmaceutical company focused on developing and commercializing targeted therapies for safer myeloablation and conditioning of the bone marrow prior to a bone marrow transplant (“BMT”) and for the targeting and killing of cancer cells. We are currently conducting clinical trials for our three product candidates, Iomab-B, Actimab-A and Actimab-M, as well as performing research on other potential drug candidates utilizing our proprietary alpha-particle technology platform.  Our most advanced product candidate, Iomab-B, is comprised of an anti-CD45 monoclonal antibody labeled with iodine-131 (“I-131”). We are currently conducting a pivotal Phase 3 trial of Iomab-B for myeloablation and conditioning of the bone marrow prior to a bone marrow transplant for patients with relapsed or refractory acute myeloid leukemia (“AML”) age 55 and older. A bone marrow transplant is a potentially curative treatment option for patients with AML and other blood cancers including leukemias, lymphomas and multiple myeloma as well as certain blood disorders. Upon successful completion of our Phase 3 clinical trial for Iomab-B we intend to submit for marketing approval in the U.S. and European Union. Our most advanced alpha-particle based therapy, Actimab-A, is an anti-CD33 monoclonal antibody conjugated with the alpha-particle actinium-225 (“Ac-225”).  Actimab-A is currently in a Phase 2 clinical trial for patients over the age of 60 who are newly diagnosed with AML and ineligible for standard induction chemotherapy. Actimab-M, our third product candidate, is the same anti-CD33 monoclonal antibody conjugated to Ac-225 but a different dose and dosing regimen.  Actimab-M, is being studied in a Phase 1 trial for patients with refractory multiple myeloma. We expect our alpha-particle technology platform will generate additional drug candidates that we will progress in clinical trials ourselves and or out-license. We intend to develop a number of products for numerous types of cancer and derive revenue from partnering relationships worldwide and/or direct sales of our products primarily in the United States.

We are presently conducting the SIERRA trial (Study of Iomab-B in Elderly Relapsed or Refractory Acute Myeloid Leukemia). Assuming this pivotal Phase 3 clinical trial for Iomab-B meets its primary point, it will form the basis for a Biologics Licensing Application (“BLA”) with the FDA. The Company has received guidance from the FDA as part of its IND filing that it would be acceptable to file a Biologics License Application submission that includes the single, pivotal Phase 3 SIERRA clinical study if it is successful. The population in this two-arm, randomized, controlled, multicenter trial is refractory and relapsed AML patients over the age of 55. The trial size was set at 150 patients with 75 patients per arm. The primary endpoint in the pivotal Phase 3 trial is durable complete remission, defined as a complete remission lasting at least 6 months and a secondary endpoint that will be overall survival at one year. There are currently no effective treatments approved by the FDA for AML in this patient population and there is no defined standard of care. Iomab-B has completed several physicians sponsored clinical trials examining its potential as a conditioning regimen prior to BMT in various blood cancers, including the Phase 1/2 study in relapsed and/or refractory AML patients. The results of these studies in almost 300 patients have demonstrated the potential for Iomab-B to create a new treatment paradigm for bone marrow transplants by: expanding the pool to ineligible patients who do not have any viable treatment options currently; enabling a shorter and safer preparatory interval for BMT; reducing post-transplant complications; and showing a clear survival benefit including curative potential.

We are also conducting a Phase 2 clinical trial for Actimab-A. This Phase 2 clinical trial is a multicenter, open-label study that will enroll 53 patients. Patients receive fractionated doses of Actimab-A via two injections given at approximately day 1 and day 7. The Phase 2 trial is designed to evaluate complete response rates at up to day 42 after Actimab-A administration, where complete response is defined as complete remission (“CR”), complete remission with incomplete platelet recovery (“CRp”) or complete remission with incomplete blood count recovery (“CRi”). The Phase 2 trial screens patients for peripheral blast counts and patients with blasts above 200 blasts per µL receive Hydroxyurea, an oral drug, to reduce their PB counts below 200 per µL in order to improve the targeting of Actimab-A to the bone marrow. The secondary endpoint of the Phase 2 trial is overall survival.

We are also conducting a Phase 1 clinical trial to study Actimab-M in multiple myeloma. Multiple myeloma is a cancer of plasma cells that is currently incurable. The Phase 1 trial will enroll up to 12 patients with relapsed or refractory multiple myeloma who have positive CD33 expression. This Phase 1 study is designed as a dose escalation study intended to assess safety, establish maximum tolerable dose (“MTD”) and assess efficacy as evidenced by Response Rate at day 42 post treatment where response rate is defined as objective response rate, complete response rate, stringent complete response rate, very good partial response rate and partial response rate. Patients will be administered Actimab-M on day 1 at an initial dose of 0.5 µCi/kg and then assessed at day 42 for safety and efficacy. The dose can be increased to 1.5 µCi/kg or reduced to 0.25 µCi/kg based on safety assessment that will evaluate dose limiting toxicities (“DLTs”). Patients may receive up to 8 cycles of therapy but in no event will cumulative administration exceed 4.0 µCi/kg of Actimab-M.

We are also developing a technology platform that utilizes Ac-225, an alpha emitting radioisotope. Our platform technology is based on attaching the powerful alpha emitting radioisotope Ac-225 to monoclonal antibodies (“mAbs”), which are molecules capable of binding specifically to cancer cells. By virtue of carrying alpha emitters, mAbs bring Ac-225 directly to cancer cells where alpha emitters can selectively kill the targeted cell. Ac-225 emits significant energy making it a potent against targeted cancer cells but this energy only travels extremely short distances limiting damage to healthy tissues. Due to the targeting of this energy by way of the mAbs bringing the alpha emitting isotopes directly to cancer cells, Actinium believes Ac-225 enabled therapies will result in potentially more effective and at the same time tolerable therapies. We have licensed and own intellectual property pertaining to our technology platform that includes the methods of treating cancer and the generation of radioimmunoconjugates We continually develop additional intellectual property for our technology platform.

As of November 3, 2017, our patent portfolio includes: 68 issued and pending patent applications, of which 10 are issued in the United States, 15 are pending in the United States, and 53 are issued internationally and pending internationally. Additionally, several non-provisional patent applications have and are expected to be filed in 2018 based on provisional patent applications filed in 2017 and 2018. This is part of an ongoing strategy to continue to strengthen our intellectual property position. About one quarter of our patents are in-licensed from third parties and the remainder are Actinium owned. These patents cover key areas of our business, including use of the Ac-225 and other alpha emitting isotopes attached to cancer specific carriers like monoclonal antibodies, methods for manufacturing key components of our product candidates including Ac-225, the alpha emitting radioisotope and carrier antibodies, and methods of use and for manufacturing finished product candidates for use in cancer treatment.

We were incorporated under the laws of the State of Nevada on October 6, 1997.

Plan of Operation

We develop medicines for the treatment of cancer with the intent to cure or significantly improve survival of the affected patients. None of our drugs have been approved for sale in the United States or elsewhere. We have no commercial operations in sales or marketing of our products. All our product candidates are under development. In order to market and sell our products we must conduct clinical trials on patients and obtain regulatory approvals from appropriate regulatory agencies like the Food and Drug Administration (“FDA”) in the United States and similar agencies elsewhere in the world.

Our products under development are monoclonal antibodies labeled with radioisotopes. We have one program with an antibody labeled with a beta emitter and several programs based on a proprietary patent protected alpha-particle platform technology. Our alpha-particle technology platform is based on attaching Ac-225 to monoclonal antibodies. Alpha emitting radioisotopes are unstable chemical elements that decay by releasing alpha particles. Alpha particles can kill any cell in the immediate proximity of where they are released. Monoclonal antibodies are genetically engineered proteins that specifically target certain cells, including cancer cells. It is crucial for the success of our drug candidates to contain monoclonal antibodies that can successfully seek cancer cells and can kill them with the attached isotope with minimal harm to nearby normal cells. We do not have technology and operational capabilities to develop and manufacture such monoclonal antibodies and we therefore rely on collaboration with third parties to gain access to such monoclonal antibodies. We have secured rights to two monoclonal antibodies, HuM195 (“Lintuzumab”), in 2003 through a collaborative licensing agreement with AbbVie Biotherapeutics Corp and BC8 in 2012 with the Fred Hutchinson Cancer Research Center (“FHCRC”). We expect to negotiate collaborative agreements with other potential partners that would provide us with access to additional monoclonal antibodies. Establishing and maintaining such collaborative agreements is a key to our success as a company.

Under our sponsorship, we have three product candidates in active clinical trials: Iomab-B (BC8-I-131), Actimab-A and Actimab-M (HuM195-Ac-225. In addition, the FHCRC has conducted clinical trials and studies with the BC8 monoclonal antibody using various isotopes and Actinium has the exclusive, world-wide rights to the BC8 antibody. Iomab-B is a combination of the in-licensed monoclonal antibody BC8 and the beta emitting radioisotope I-131. This construct has been extensively tested in Phase 1 and Phase 2 clinical trials in approximately 300 patients with different blood cancer indications who were in need of BMT. Iomab-B is used to condition the bone marrow of these patients by destroying blood cancer cells in their bone marrow and elsewhere thus allowing for a subsequent transplant containing healthy donor bone marrow stem cells. We have decided to develop this drug candidate by initially focusing on the patients over 55 with active AML in relapse and/or refractory to existing treatments. On December 17, 2015, the FDA cleared our IND filing for Iomab-B, and we proceeded with the pivotal, Phase 3 clinical trial. We anticipate that the Phase 3, controlled, randomized, pivotal trial will continue enrolling patients in 2017. Actimab-A is a combination of the monoclonal antibody we have in-licensed, HuM195, and the alpha emitting isotope Ac-225. Actimab-A has shown promising results throughout preclinical development and an ongoing clinical trial in AML in the elderly. We have expanded the number of patients and number of clinical centers by commencing a new AML clinical trial which we are presently conducting. This trial targets patients newly diagnosed with AML over the age of 60 that are ineligible for standard induction chemotherapy. In order to conduct the trial, we are engaged in funding, monitoring and quality assurance and control of the Lintuzumab antibody; procurement of Ac-225 isotope; funding, monitoring and quality assurance and control of the drug candidate Actimab-A manufacturing and organizing and monitoring clinical trials.

We have primarily management position employees and consultants who direct, organize and monitor the activities described above through contractors. Much of the in-vivo laboratory and clinical work contracted for by the Company for Actimab-A and our technology platform was conducted at MSKCC in New York. Our Actimab-A and Actimab-M drug candidates and its components are contract manufactured and maintained under our supervision by specialized contract manufacturers and suppliers in the United States, including IsoTex Diagnostics, Oak Ridge National Laboratory, Pacific GMP, Fischer Bioservices, BioReliance and others.

We have never generated revenue. Currently, we do not have a recurring source of revenues to cover our operating costs. For the nine months ended September 30, 2017 and 2016, we incurred a net loss of approximately $21.4 million and $17.6 million, respectively.

Opportunities, Challenges and Risks

The market for drugs for cancer treatment is a large market in need of novel products, in which successful products can command multibillion dollars in annual sales. Our goal is to develop our product candidates through Phase 3 clinical trials, in the case of Iomab-B, and through Phase 2 clinical trials, in the cases of Actimab-A and Actimab-M, and enter into partnership agreements with one or more large pharmaceutical and/or biotechnology companies or seek to independently commercialize these products. A number of large pharmaceutical and biotechnology companies regularly acquire products in development, with preference given to products in Phase 2 or later clinical trials. These transactions are typically structured to include an upfront payment that ranges from several million dollars to tens of million dollars or more and additional milestone payments tied to regulatory submissions and approvals and sales milestones.

We believe our future success will be heavily dependent upon our ability to successfully conduct clinical trials and preclinical development of our drug candidates. In addition, we plan to continue and expand other research and clinical trial collaborations. Moreover, we will have to maintain sufficient supply of Ac-225 and successfully maintain and if and when needed replenish or obtain our reserves of monoclonal antibodies. We will have to maintain and improve manufacturing procedures we have developed for production of our drug candidates from the components that include the I-131 and Ac-225 isotopes, monoclonal antibodies and other materials. It is possible that despite our best efforts our clinical trials results may not meet regulatory requirements for approval. If our efforts are successful, we will be able to partner our development stage products on commercially favorable terms only if they enjoy appropriate patent coverage and/or considerable know-how and other protection that ensures market exclusivity. For that reason, we intend to continue our efforts to maintain existing and generate new intellectual property. Intellectual property is a key factor in the success of our business as well as market exclusivity.

To achieve our goal, we intend to continue to invest in research and development at high and constantly increasing rates thus incurring further losses until one or more of our products are sufficiently developed to partner them with a large pharmaceutical and/or biotechnology company.

Results of Operations – Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Three Months Ended September 30,
	2017	2016

Revenues	$-	$-

Operating expenses:
Research and development, net of reimbursements	4,957,464	5,685,777
General and administrative	1,726,527	1,394,910
Depreciation expense	11,048	20,078
Total operating expenses	6,695,039	7,100,765

Other income (expense):
Interest income (expense)	49	(666)
Gain on change in fair value of derivative liabilities	372,117	502,778
Total other income (expense)	372,166	502,112

Net loss	$(6,322,873)	$(6,598,653)

Revenues

We recorded no commercial revenues for the three months ended September 30, 2017 and 2016.

Research and Development Expense

Research and development expenses decreased by approximately $0.7 million to $5.0 million for the three months ended September 30, 2017 from $5.7 million for the three months ended September 30, 2016. The decrease was primarily attributable to the higher expenses in the prior-year period resulting from start-up costs for a Phase 2 trial for Actimab-A and closing costs associated with a Phase 1 trial of Actimab A. We expect to incur fluctuating research and development costs in the future that are most correlated with clinical trial enrollment.

General and Administrative Expenses

General and administrative expenses increased by approximately $0.3 million from $1.4 million for the three months ended September 30, 2016 to $1.7 million for the three months ended September 30, 2017, primarily as a result of higher noncash stock compensation expense.

Other Income (Expense)

Other income (expense) for the each of the three months ended September 30, 2017 and 2016 were $0.4 million and $0.5 million, respectively. Other income is mainly associated with changes in the fair value of our warrant derivative liability. The change is mainly attributable to the fluctuation of our stock price from $1.35 per share at September 30, 2016 to $0.58 per share at September 30, 2017.

Results of Operations – Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Nine Months Ended September 30,
	2017	2016

Revenues	$-	$-

Operating expenses:
Research and development, net of reimbursements	13,840,862	13,599,174
General and administrative	7,816,762	6,363,825
Depreciation expense	46,303	57,670
Total operating expenses	21,703,927	20,020,669

Other income (expense):
Interest income (expense)	49	(5,007)
Gain on change in fair value of derivative liabilities	265,714	2,399,639
Total other income (expense)	265,763	2,394,632

Net loss	$(21,438,164)	$(17,626,037)

Revenues

We recorded no commercial revenues for the three months ended September 30, 2017 and 2016.

Research and Development Expense

Research and development expenses increased by approximately $0.2 million to $13.8 million for the nine months ended September 30, 2017 from $13.6 million for the nine months ended September 30, 2016, primarily as a result of $1.7 million of expenses related to the Phase 3 trial of Iomab-B, partially offset by a decrease of $1.5 million of expenses related to Actimab-A.

General and Administrative Expenses

Overall, general and administrative expenses increased by approximately $1.4 million from $6.4 million for the nine months ended September 30, 2016 to $7.8 million for the nine months ended September 30, 2017. The increase was largely attributable to the higher noncash stock compensation expense of $0.7 million and other administrative expenses of $0.7 million.

Other Income (Expense)

Other income for the nine months ended September 30, 2017 decreased by $2.1 million from $2.4 million for the nine months ended September 30, 2016 to $0.3 million for the nine months ended September 30, 2017. Other income is mainly associated with changes in the fair value of our warrant derivative liability, the lower value of the warrant derivative liability resulted from the decline in our stock price.

Liquidity and Capital Resources

We have financed our operations primarily through sales of common stock and warrants.

The following tables sets forth selected cash flow information for the periods indicated:

	For the Nine Months Ended September 30,
	2017	2016

Cash used in operating activities	$(18,384,823)	$(16,548,377)
Cash used in investing activities	(379,621)	(92,588)
Cash provided by financing activities	18,787,105	6,525,077

Net change in cash and cash equivalents	$22,661	$(10,115,888)

Net cash used in operating activities was approximately $18.4 million and $16.5 million for the nine months ended September 30, 2017 and 2016, respectively. The change was mainly due to one-time severance and increased payments for professional services and enrollment in clinical trials.

Net cash provided by financing activities was approximately $18.8 million and $6.5 million for the nine months ended September 30, 2017 and 2016, respectively. During the nine months ended September 30, 2017, the Company issued 2,633,712 shares of common stock for gross proceeds of approximately $3.9 million as part of its At-The-Market (“ATM”) sales agreement with an investment bank. The Company paid expenses of approximately $0.1 million resulting in net proceeds of $3.8 million. For the three months ended September 30, 2017, the Company did not issue shares of common stock as part of its ATM sales agreement. On August 2, 2017, the Company completed an underwritten public offering of 21,500,000 shares of its common stock and warrants to purchase an aggregate of 18,275,000 shares of the Company’s common stock at an offering price to the public of $0.75 per share and related warrant. The warrants have an exercise price of $1.05 per share and have a term of five years. The gross proceeds from this offering were approximately $16.1 million, before deducting underwriting discounts and commissions and other estimated offering expenses payable by the Company resulting in net proceeds of approximately $15.0 million. Total net proceeds from common stock issuances for the nine months ended September 30, 2017 and 2016 were $18.8 million and $6.8 million, respectively

Off-Balance Sheet Arrangements

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development reimbursements and grants are recorded as a reduction of research and development costs.

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

Recent Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016-02 “Leases” (topic 842), which creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. We are currently evaluating the impact of the new pronouncement on our financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, when adopted, will have a material effect on the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Common Stock Price Risk

For the nine months ended September 30, 2017 and 2016, we recognized the change in the value of warrants of $0.3 million and $2.4 million, respectively, on the consolidated statement of operations. Fair value of the derivative instruments will be affected by estimates of various factors that may affect the respective instrument, including our stock price and expected volatility in the fair value of our stock price. As the fair value of this derivative may fluctuate significantly from period to period, the resulting change in valuation may have a significant impact on our results of operations.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of September 30, 2017, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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

We have a limited operating history and our business is subject to all of the risks inherent in the establishment of a new business enterprise. Our likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with this development and expansion. Since we began our business, we have focused on research, development and clinical trials of product candidates, and have incurred losses since inception. As of September 30, 2017, we had an accumulated deficit of approximately $158 million. If we continue to incur operating losses and fail to become a profitable company, we may be unable to continue our operations. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved they will be successfully commercialized, and the extent of our future losses and the timing of our profitability are highly uncertain.

If we fail to obtain the capital necessary to fund our operations, we will be unable to continue or complete our product development and you will likely lose your entire investment.

We do not currently have sufficient capital for the completion of development nor commercialization of our product candidates and we will need to continue to seek capital from time to time to continue development of our product candidates and to acquire and develop other product candidates. Our first product candidate is not expected to be commercialized, if approved, until at least 2019 and any partnering revenues that it may generate may not be sufficient to fund our ongoing operations. Our cash balance as of September 30, 2017 was approximately $20.5 million. Throughout the nine months ended September 30, 2017, we raised total net proceeds of approximately $3.8 million from the sale of our common stock through our ATM. On August 2, 2017, we completed an underwritten public offering of 21,500,000 shares of our common stock and warrants to purchase an aggregate of 18,275,000 shares of common stock at an offering price to the public of $0.75 per share. The gross proceeds from this offering were $16.1 million, before deducting underwriting discounts and commissions and other estimated offering expenses. As of November 3, 2017, we have a cash balance in excess of $20 million.

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

The approval process in the United States and in other countries could result in unexpected and significant costs for us and consume management’s time and other resources. The FDA and other foreign regulatory agencies could ask us to supplement our submissions, collect non-clinical data, conduct additional clinical trials or engage in other time-consuming actions, or it could simply deny our applications. In addition, even if we obtain approval to market our products in the United States or in other countries, the approval could be revoked, or other restrictions imposed if post-market data demonstrates safety issues or lack of effectiveness. We cannot predict with certainty how, or when, the FDA or other regulatory authorities will act. If we are unable to obtain the necessary regulatory approvals, our financial condition and cash flow may be materially adversely affected, and our ability to grow domestically and internationally may be limited. Additionally, even if we obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications that we request. The Company’s products may not be approved for the specific indications that are most necessary or desirable for successful commercialization or profitability.

Our product candidates are in the early stages of development; and we have not demonstrated that any of our products are safe and effective for any indication.

We currently have only three products in clinical development. In December 2015, the FDA cleared our IND filing for Iomab-B, and we are currently enrolling patients in the randomized, controlled, pivotal, Phase 3 clinical trial. Assuming that the trial meets its end points, it will form the basis for a BLA. Additionally, there are physician IND trials at the FHCRC that have been conducted or are currently ongoing at FHCRC with Iomab-B and the BC8 antibody we licensed. We have completed the Phase 1 portion of the Phase 1/2 multi- center trial for patient with AML with fractionated doses of Actimab-A under its own federal IND and are enrolling patients in the Phase 2 portion of the trial. In February 2017, we initiated a Phase 1 clinical trial of Actimab-M in patients with refractory multiple myeloma and we are currently enrolling patients on this trial.

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

In June 2012, we acquired rights to BC8 (Iomab), a clinical stage monoclonal antibody with safety and efficacy data in more than 300 patients in need of HSCT. Iomab-B is our product candidate that links iodine-131 to the BC8 antibody that is being studied in an ongoing Phase 3 pivotal trial. Product candidates utilizing this antibody would require BLA approval before they can be marketed in the United States. We have recently commenced the Phase 2 portion of a multi-center Phase 1/2 clinical trial for our product candidate, Actimab-A, in AML and in the future, we may submit a BLA to the FDA for approval of this product. Actimab-A consists of the anti-CD33 antibody lintuzumab linked with the isotope Ac-225. Product candidates utilizing this antibody would require BLA approval before they can be marketed in the United States. We are in the early stages of evaluating other product candidates consisting of conjugates of Ac-225 with human or humanized antibodies for pre-clinical and clinical development in other types of cancer. The FDA may not approve these products for the indications that are necessary or desirable for successful commercialization. Indeed, the FDA may fail to approve any BLA we submit for new product candidates or for new intended uses or indications for approved products or future product candidates. Failure to obtain FDA approval for our products in the proposed indications would have an adverse effect on our ability to expand our business.

Clinical trials necessary to support approval of BLAs for our product candidates will be time consuming and expensive. Delays or failures in our clinical trials may prevent us from commercializing our product candidates and will adversely affect our business, operating results and prospects and could cause us to cease operations.

Initiating and completing clinical trials necessary to support FDA approval of a BLA for Iomab-B, Actimab-A and other product candidates, is a time-consuming and expensive process, and the outcome is inherently uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product candidate we advance into clinical trials may not have favorable results in later clinical trials. We have worked with the FDA to develop a clinical trial designed to test the safety and efficacy of Iomab-B in patients with relapsed or refractory AML who are age 55 and above prior to a BMT. This trial is designed to support a BLA filing for marketing approval by the FDA, pending results from the trial. We have also worked with the FDA to develop a clinical trial designed to test the initial safety and efficacy of Actimab-A in newly diagnosed AML patients over the age of 60. Subsequent to the completion of the Phase 1 portion of the Phase 1/2 clinical trial we submitted protocol amendments to the FDA in August of 2016, which were agreed upon in September of 2016. The Phase 2 portion of the trial is now underway with the purpose of examining the use of Actimab-A in AML patients who are not eligible for approved forms of treatment with curative intent. The trial is not designed to support marketing approval for the product candidate, and one or more additional trials will have to be conducted in the future before we file a BLA. In addition, there can be no assurance that the data generated during the trial will meet our chosen safety and effectiveness endpoints or otherwise produce results that will eventually support the filing or approval of a BLA. Even if the data from this trial are favorable, these data may not be predictive of the results of any future clinical trials.

The issued patents, which are licensed by us for the HuM195 antibody, have likely expired.

The humanized antibody which we use in our Actimab-A and Actimab-M product candidates is covered by the claims of issued patents that we license from Facet Biotech Corporation, a wholly-owned subsidiary of AbbVie Laboratories. We believe the key patents related to this antibody have likely expired and are undertaking a review of the intellectual property and conducting a business analysis related to this agreement. Post patent expiration, it is generally possible that others may be eventually able to use an antibody with the same sequence, and we will then need to rely on additional patent protection covering alpha particle drug products comprising Ac-225. Any competing product based on the HuM195 antibody is likely to require several years of development before achieving our product candidate’s current status and may be subject to significant regulatory hurdles, but is nevertheless a possibility that can affect the Company’s business in the future.

In addition, because we expect that these patents will all have likely expired prior to commercialization of Actimab-A, we are undertaking a business analysis regarding the license agreement which we expect to complete by year-end and implement a strategy related to the outcome of this exercise.

Iomab-B is not patent protected.

Neither the antibody portion nor the composition of matter as a whole for the conjugated Iomab product candidate is covered by the claims of any issued or pending patents. Accordingly, there are no patents that would prevent others from using an antibody with the same antibody sequence in any drug product (e.g., those comprising I-131 or alpha particle emitters). Any competing product based on the antibody used in Iomab-B is likely to require several years of development before achieving our product candidate’s current status and may be subject to significant regulatory hurdles, but is nevertheless a possibility that could negatively impact our business in the future.

We may be unable to obtain a sufficient supply of Ac-225 medical grade isotope in order to continue clinical trials and to allow for the manufacture of commercial quantities of Actimab-A, Actimab-M and any other Ac-225 based drug candidates that we may develop.

There are limited quantities of Ac-225 available today. The existing supplier of Ac-225 to us is the ORNL, which is a science and energy national laboratory in the Department of Energy system. ORNL manufactures Ac-225 by eluting it from its supply of Thorium-229. Although this has proven to be a very reliable source of production for a number of years, it is limited by the quantity of Thorium-229 at ORNL. We believe that the current approximate maximum of Ac-225 production from this source is sufficient for approximately 1,000–2,000 patient treatments per year. Since our needs are significantly below that amount at this time, and will continue to be below that prior to commercializing a product with a potential of selling more than 2,000 patient doses per year. We believe that this supply will be sufficient for completion of clinical trials and early commercialization. To secure supplies beyond this amount, we have developed what we believe to be a scalable cost-effective process for manufacturing Ac-225 in a cyclotron at an estimated cost in excess of $5 million. This work has been conducted at Technical University Munich (TUM) in Germany. We are now in possession of preparing detailed descriptions of all the developed manufacturing procedures and securing rights to all relevant patent applications and other intellectual property. However, we do not currently have access to a commercial cyclotron capable of producing medical grade Ac-225. Although beam time on such cyclotrons is commercially available, we do not currently have a relationship with any entity that owns or controls a suitable cyclotron. We have identified possible sources and estimate that we could secure the necessary beam time when needed. Our contract for supply of this isotope from ORNL must be renewed yearly, and the current contract extends through the end of 2017. While we expect this contract will be renewed at the end of its term as it has since 2009, however, there can be no assurance that ORNL will renew the contract or that the United States Department of Energy will not change its policies that allow for the sale of isotope to us. Failure to acquire sufficient quantities of medical grade Ac-225 would make it impossible to effectively complete clinical trials and to commercialize Actimab-A, Actimab-M and any other Ac-225 based drug candidates that we may develop and would materially harm our business.

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

The Phase 1 portion of the ongoing Phase 1/2 clinical trial for Actimab-A was designed to establish the maximum tolerated dose of the product. As the Company expected, patients receiving highest dose of the drug administered in the trial had prolonged bone marrow suppression which could lead to fatal infections and other severe consequences. The Phase 2 clinical trial for Actimab-A was designed to determine the efficacy of the product defined as composite response rate and safety of the product.

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

Iomab-B, Actimab-A, Actimab-M and future product candidates may never achieve market acceptance.

Iomab-B, Actimab-A, Actimab-M and future product candidates that we may develop or gain market acceptance among physicians, patients and the medical community. The degree of market acceptance of any of product will depend on a number of factors, including the actual and perceived effectiveness and reliability of the product; the results of any long-term clinical trials relating to use of the product; the availability, relative cost and perceived advantages and disadvantages of alternative technologies; the degree to which treatments using the product are approved for reimbursement by public and private insurers; the strength of our marketing and distribution infrastructure; and the level of education and awareness among physicians and hospitals concerning the product.

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

We may become subject to litigation brought by third-party service providers, consultants and current or former employees.

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

Our ability to generate revenues may be dependent upon the sales and marketing efforts of any future co-marketing partners and third-party distributors. At this time, we have not entered into an agreement with any commercialization partner and only plan to do so after the successful completion of Phase 2 clinical trials or prior to commercialization. If we fail to reach an agreement with any commercialization partner, or if upon reaching such an agreement that partner fails to sell a large volume of our products, it may have a negative impact on our business, financial condition and results of operations.

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

Our Common Stock has been considered a Penny Stock.

During the fiscal year 2013 and through the third quarter of 2017 our common stock has or had been a penny stock, therefore, when our stock is considered a penny stock trading in our securities may be subject to penny stock considerations. Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the SEC.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NYSE American system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Our Common Stock is subject to price volatility unrelated to our operations.

The trading volume of our common stock has been and may continue to be extremely limited and sporadic. As a result of such trading activity, the quoted price for our common stock on the NYSE American may not necessarily be a reliable indicator of its fair market value.

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

ACTINIUM PHARMACEUTICALS, INC.

Date: November 3, 2017	By:	/s/ Sandesh Seth
Sandesh Seth
Chairman and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Steve O’Loughlin
Steve O’Loughlin
Vice President, Finance and Corporate Development
(Duly Authorized Officer and Principal Financial and Accounting Officer)

