Form 10-Q
period 2018-06-30
Actinium Pharmaceuticals, Inc.
filed 2018-08-09
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2018: 110,463,453.

Actinium Pharmaceuticals, Inc.

FORM 10-Q

For the Six months ended June 30, 2018

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2018 and December 31, 2017, and the results of operations and cash flows for the three months and six months ended June 30, 2018 and 2017, respectively, have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2017 in the Company’s Annual Report on Form 10-K.  The results of operations for the six months ended June 30, 2018 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2018	December 31, 2017

Assets
Current Assets:
Cash and cash equivalents	$21,474,264	$17,399,636
Restricted cash – current	40,034	-
Prepaid expenses and other current assets	570,034	439,322
Total Current Assets	22,084,332	17,838,958

Property and equipment, net of accumulated depreciation of $240,440 and $215,660, respectively	59,381	57,350
Security deposit	49,859	49,859
Restricted cash	390,940	390,940
Total Assets	$22,584,512	$18,337,107

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$5,266,219	$4,650,088
Derivative liabilities	-	15,916
Total Current Liabilities	5,266,219	4,666,004

Total Liabilities	5,266,219	4,666,004

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 400,000,000 shares authorized; 110,458,121 and 80,072,334 shares issued and outstanding, respectively	110,458	80,072
Additional paid-in capital	191,597,237	176,744,068
Accumulated deficit	(174,389,402)	(163,153,037)
Total Stockholders’ Equity	17,318,293	13,671,103

Total Liabilities and Stockholders’ Equity	$22,584,512	$18,337,107

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development, net of reimbursements	3,325,228	4,448,198	7,788,197	9,021,700
General and administrative	1,574,776	2,740,767	3,453,522	5,951,933
Depreciation expense	12,816	14,335	24,780	35,255
Total operating expenses	4,912,820	7,203,300	11,266,499	15,008,888

Loss from operations	(4,912,820)	(7,203,300)	(11,266,499)	(15,008,888)

Other income (expense):
Interest income	50,030	-	80,372	-
Gain (loss) on change in fair value of derivative liabilities	-	149,592	-	(106,403)
Total other income (expense)	50,030	149,592	80,372	(106,403)

Net loss	$(4,862,790)	$(7,053,708)	$(11,186,127)	$(15,115,291)

Net loss per common share – basic and diluted	$(0.04)	$(0.12)	$(0.11)	$(0.26)
Weighted average common shares outstanding – basic and diluted	110,363,370	58,184,534	99,459,614	57,045,036

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(11,186,127)	$(15,115,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,005,764	2,172,279
Depreciation expense	24,780	35,255
Loss on change in fair value of derivative liabilities	-	106,403
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	(130,712)	826,824
Increase (decrease) in:
Accounts payable and accrued expenses	616,131	(590,295)
Accounts payable and accrued expenses-related party	-	50,000
Net Cash Used In Operating Activities	(9,670,164)	(12,514,825)

Cash Flows From Investing Activities:
Purchase of property and equipment	(26,811)	(16,710)
Net Cash Used In Investing Activities	(26,811)	(16,710)

Cash Flows From Financing Activities:
Sales of shares of common stock and warrants, net of offering costs	13,810,737	3,824,605
Proceeds from exercise of warrants	900	-
Net Cash Provided By Financing Activities	13,811,637	3,824,605

Net change in cash, cash equivalents, and restricted cash	4,114,662	(8,706,930)
Cash, cash equivalents, and restricted cash at beginning of period	17,790,576	20,554,027
Cash, cash equivalents, and restricted cash at end of period	$21,905,238	$11,847,097

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Nature of Business - Actinium Pharmaceuticals, Inc. (the “Company”, “Actinium”, or “We”) is a clinical-stage biopharmaceutical company focused on developing and potentially commercializing targeted therapies for improved conditioning of the bone marrow prior to a bone marrow transplant and for the targeting and killing of cancer cells. The Company is currently conducting multiple clinical trials for two Antibody Radio-Conjugate (“ARC”) product candidates in the areas of targeted conditioning and CD33 expressing hematologic indications. The Company is also performing research on other potential drug candidates utilizing our proprietary Actinium Warhead Enabling (AWE) technology platform, which utilizes the alpha-emitting particle actinium-225 (Ac-225) in combination with targeting agents.

The Company’s most advanced targeted conditioning product candidate, Iomab-B, is comprised of the anti-CD45 monoclonal antibody, apamistamab, labeled with iodine-131 (I-131). The Company is currently conducting a Phase 3 trial, SIERRA (Study of Iomab-B in Relapsed or Refractory Acute Myeloid Leukemia), of Iomab-B for conditioning of the bone marrow prior to a bone marrow transplant, or BMT, for patients with relapsed or refractory acute myeloid leukemia, or AML, age 55 and older. The SIERRA trial reached 25% patient enrollment in June 2018. Upon successful completion of the Phase 3 clinical trial for Iomab-B the Company intends to submit for marketing approval in the U.S. and European Union. The Company has received guidance from the U.S. Food & Drug Administration, or FDA, as part of its Investigational New Drug filing, or IND, that it would be acceptable to file a Biologics License Application submission, or BLA, that includes the single, pivotal Phase 3 SIERRA clinical study if it is successful.

The Company’s CD33 program ARC drug candidate is the anti-CD33 monoclonal antibody lintuzumab conjugated with the alpha-particle actinium-225 (Ac-225) that is being studied in multiple clinical trials. Actinium-225 is a potent alpha-particle isotope that is able to kill cells through double stranded breaks in a cell’s DNA and there is no known resistance mechanism to Ac-225. The energy emitted by Ac-225 travels very short distances in the body and our targeted ARC approach is sparing of non-targeted cells. We believe this activity will result in improved safety and tolerability. This combination of high potency and safety of the lintuzumab-actinium-225 ARC facilitates its exploration in other diseases and indications that may not be feasible with some of the other modalities such as naked or bi-specific antibodies or antibody drug conjugates that are being used to target CD33 in AML. Actinium’s CD33 targeting agent is the only one in development for multiple diseases and indications where CD33 is expressed including AML, myelodysplastic syndrome, or MDS and multiple myeloma. The ARC is currently being studied for targeted conditioning in our Actimab-MDS and Actimab-A CLAG-M trials and as a therapeutic in our Actimab-A, Actimab-M and Actimab-A MRD trials.

The most advanced CD33 program trial is the Actimab-A Phase 2 clinical trial for patients over the age of 60 who are newly diagnosed with AML and ineligible for intensive chemotherapy. Two Phase 1 investigator-initiated trials are also studying lintuzumab-Ac-225 in patients with AML. One, the Actimab-A CLAG-M trial is being conducted at the Medical College of Wisconsin in patients with relapsed or refractory (“r/r”) AML in combination with CLAG-M, a salvage chemotherapy regimen comprised of cladribine, cytarabine, and filgrastim with mitoxantrone. The second trial, Actimab-A MRD is being conducted at Columbia University Medical Center as a single agent to target minimal residual disease as consolidation for patients who have achieved remission. The Company is also conducting the Phase 1 Actimab-M trial with lintuzumab-Ac-225 for patients with refractory multiple myeloma. The Company is planning a clinical trial as a targeting conditioning agent prior to a BMT for patients with high-risk MDS. The Company met with the FDA in June of 2018 and is engaged in discussions with the FDA on an acceptable pathway toward a BLA filing.

We are also developing our AWE Technology Platform with the goal of generating additional drug candidates that will progress in clinical trials and/or out-license. The Company intends to develop a number of products for numerous types of cancer and derive revenue from partnering relationships worldwide and/or direct sales of products primarily in the United States. In March 2018, Actinium entered into a collaborative research partnership with Astellas Pharma, Inc. (“Astellas”), whereby we will conjugate and label selected Astellas targeting agents with Ac-225 and will be responsible for conducting preclinical validation for these novel ARCs. In addition, we have labeled daratumumab, a CD38 targeting monoclonal antibody that is marketed by Johnson & Johnson as Darzalex™ for patients with multiple myeloma with Ac-225. We have studied Ac-225 labeled daratumumab in in vitro and in vivo preclinical studies and we intend to continue to progress our studies of this ARC. We are also focused on developing additional intellectual property for its technology platform.

As of August 2018, the Company’s patent portfolio includes: 74 issued and pending patent applications, of which 11 are issued in the United States, 10 are pending in the United States, and 55 are issued internationally and pending internationally. Additionally, several non-provisional patent applications have and are expected to be filed in 2018 based on provisional patent applications filed in 2017 and 2018. This is part of an ongoing strategy to continue to strengthen Actinium’s intellectual property position. Approximately one quarter of our patents are in-licensed from third parties and the remainder are Actinium-owned. These patents cover key areas of our business, including use of the Ac-225 and other alpha emitting isotopes attached to cancer specific carriers like monoclonal antibodies, methods for manufacturing key components of product candidates including Ac-225, the alpha emitting radioisotope and carrier antibodies, and methods of use and for manufacturing finished product candidates for use in cancer treatment.

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

Use of Estimates in Financial Statement Presentation - The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts expenses during the reporting period. Actual results could differ from those estimates.

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

Revenue Recognition - The Company adopted new accounting guidance for revenue recognition, effective January 1, 2018, which had no impact on the Company’s financial statements. Beginning January 1, 2018, revenues are recognized when control of the promised goods or services is transferred to our customers in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services.

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

Net Loss Per Common Share - Basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the reporting period. For the six months ended June 30, 2018 and 2017, respectively, the Company’s potentially dilutive shares, which include outstanding common stock options and warrants have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

	June 30, 2018	June 30, 2017
Options	5,800,742	6,988,886
Warrants	56,015,610	8,945,388
Total	61,816,352	15,934,274

Reclassifications - Certain reclassifications have been made to the prior-year financial statements to conform to the current-year presentation, including the addition of restricted cash to cash and cash equivalents on the consolidated statements of cash flows as a result of the adoption of new accounting guidance.

Accounting Pronouncements Recently Adopted - In November 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) amending the presentation of restricted cash within the consolidated statements of cash flows. The new guidance requires that restricted cash be added to cash and cash equivalents on the consolidated statements of cash flows. The Company adopted this ASU on January 1, 2018 on a retrospective basis with the following impacts to our consolidated statements of cash flows for the six months ended June 30, 2017:

	Previously Reported	Adjustment	As Revised
Net cash provided by (used in) investing activities	$(372,802)	$356,092	$(16,710)

As of June 30, 2018 and December 31, 2017, the Company had a certified deposit of $390,940 as collateral for a letter of credit issued in connection with a lease agreement and as of June 30, 2018, the Company had restricted cash of $40,034 related to credit card accounts.

Following is a summary of cash and cash equivalent and restricted cash at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Cash and cash equivalent	$21,474,264	$17,399,636
Restricted cash – current	40,034	-
Restricted cash	390,940	390,940
Cash and cash equivalent and restricted cash	$21,905,238	$17,790,576

In May 2014, the Financial Accounting Standard Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration for which the entity expects to be entitled for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. We adopted this ASU on January 1, 2018 and the adoption did not have a significant impact to the Company’s financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down round features. The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The guidance was adopted as of April 1, 2018. See Note 2 for further discussion.

Recent Accounting Pronouncements – From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies. Unless otherwise discussed, the Company believes that the impact of recently issued standards that are not yet effective will not have a material impact on its consolidated financial position or results of operations upon adoption.

In February 2016, FASB issued ASU No. 2016-02 Leases (Topic 842), which creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the new pronouncement on its financial statements.

In June 2018, the FASB issued ASU 2018-07 to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the new pronouncement on its financial statements and related disclosures. This is not expected to have a material impact on the Company’s financial statements.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 2 - Derivative Liabilities

Historically, the Company accounted for certain instruments, which do not have fixed settlement provisions, as derivative instruments in accordance with FASB ASC 815-40, Derivative and Hedging – Contracts in Entity’s Own Equity. This was due to an anti-dilution provision for the warrants that provides for a reduction to the exercise price if the Company issues equity or equity-linked instruments in the future at an effective price per share less than the exercise price then in effect for the warrant ("down round provision"). As such, the warrants were re-measured at each balance sheet date based on estimated fair value. Changes in estimated fair value were recorded as non-cash adjustments within other income (expense), net, in the Company’s accompanying Consolidated Statements of Operations. The Company recorded a gain on the change in the estimated fair value of warrants of $0.1 million for the three months ended June 30, 2017 and a loss on the change in the estimated fair value of warrants of $0.1 million for the six months ended June 30, 2017.

As of April 1, 2018, the Company early adopted ASU 2017-11, which revised the guidance for instruments with down-round provisions. As such, the Company treats outstanding warrants as free-standing equity-linked instruments that are recorded to equity in the Consolidated Balance Sheet as of June 30, 2018.

In accordance with the guidance presented in the ASU 2017-11, the fair value of the derivative liability balance for 57,212 warrants as of December 31, 2017 of $16 thousand was reclassified by means of a cumulative-effect adjustment to equity as of January 1, 2018. These warrants had an original exercise price of $2.34. The exercise price is adjusted based on a formula whenever the Company issues, or is deemed to have issued, any common shares for no consideration or a consideration per share less than the exercise price of warrants.

Prior to the Company’s adoption of ASU 2017-11, the exercise price of the warrants was reset to $1.25 as a result of various offerings. The difference of $5 thousand between the fair value of the warrants with the exercise price prior to the price reset and the fair value of the warrants with the exercise price after the price reset was accounted for as a deemed dividend. The impact of the adoption was as follows:

Amount

Derivative liabilities	$(15,916)

Additional paid-in capital	66,154
Accumulated deficit	(50,238)
Total stockholders’ equity	$15,916

The fair value of the derivative warrants was calculated using a binomial valuation model with the following assumptions at December 31, 2017:

Market value of common stock on measurement date (1)	$0.66
Adjusted exercise price	$1.67
Risk free interest rate (2)	2.09%
Warrant lives in years	4.1 years
Expected volatility (3)	80%
Expected dividend yield (4)	-
Probability of stock offering in any period over 5 years (5)	100%
Offering price estimated as of December 31, 2017 (6)	$0.50

(1)	The market value of common stock at the above measurement dates is based on the Company’s closing price quoted on the NYSE AMERICAN.

(2)	The risk-free interest rate was determined by the Company’s management using the Treasury Bill rate as of the respective measurement date.

(3)	The volatility was estimated using the historical volatility of the Company’s common stock.

(4)	Management does not expect to pay dividends for the foreseeable future.

(5)	Management determines the probability of future stock offering at each evaluation date.

(6)	Represents the estimated offering price in future offerings as determined by management.

Note 3 - Commitments and Contingencies

Agreements

The Company has entered into agreements with third parties for the rights to certain intellectual property, manufacturing and clinical trial services under which the Company may incur obligations to make payments including upfront payments as well as milestone and royalty payments. Notable inclusions in this category are:

a.	MSKCC - On February 11, 2002, the Company entered into a License, Development and Commercialization Agreement with Sloan-Kettering Institute of Cancer Research (“SKI”), an entity related to Memorial Sloan-Kettering Cancer Institute, Inc. (“MSKCC”). The agreement was amended in August 2006. Pursuant to the agreement, the Company licensed certain intellectual property from SKI, including critical patents with respect to the Company’s core technology that also supports ongoing research and clinical development of related drug candidates. MSKCC agreed, subject to certain conditions, to utilize the funds paid for certain clinical and preclinical programs and activities related to the Company’s drug development and clinical study programs, including the payment of certain costs and expenses that would otherwise have been borne by the Company.

The Company is obligated to make the following milestone payments:

Milestones	Payments

(1) filing of a New Drug Application (“NDA”) or regulatory approval for each licensed product	$750,000
(2) upon the receipt of regulatory approval from the U.S. FDA for each licensed product	1,750,000

Under the agreement, the Company shall pay to MSKCC on a country-by-country basis a royalty of 2% of net sales of all licensed products until the later of: (1) 10 years from the first commercial sale, or (2) when the patents expire.

For the six months ended June 30, 2018 and 2017, respectively, the Company incurred $0.1 million for maintenance fees and research conducted by MSKCC.

b.	Oak Ridge National Laboratory (“ORNL”) – The Company is contracted to purchase radioactive material to be used for research and development, with a renewal option at the contract end. On December 13, 2017, the Company signed a contract with ORNL to purchase $0.2 million of radioactive material during calendar year 2018. During the six months ended June 30, 2018 and 2017, the Company purchased material from ORNL of approximately $0.1 million and $0.3 million, respectively.

c.	On June 15, 2012, the Company entered into a license and sponsored research agreement with Fred Hutchinson Cancer Research Center (“FHCRC”) to build upon previous and ongoing clinical trials, with BC8 (licensed antibody). FHCRC has currently completed both a Phase 1 and Phase 2 clinical trial with BC8. The Company has been granted exclusive rights to the BC8 antibody and related master cell bank developed by FHCRC. A milestone payment of $1 million will be due to FHCRC upon FDA approval of the first drug. Upon commercial sale of the drug, royalty payments of 2% of net sales will be due to FHCRC. For the six months ended June 30, 2018 and 2017, the Company incurred expenses of $0 and $44,000, respectively, related to this agreement.

d.	On February 27, 2014, the Company entered into a manufacturing agreement with Goodwin Biotechnology Inc. (“Goodwin”). Goodwin oversees the current Good Manufacturing Practices (“cGMP”) production of a monoclonal antibody used in the Phase 3 clinical trial of Iomab-B. As of June 30, 2018, the remaining cost of the service agreement is approximately $1.5 million. For each of the six months ended June 30, 2018 and 2017, the Company paid Goodwin $0.8 million and $0.3 million, respectively.

e.	On February 16, 2016, the Company entered into an agreement with Medpace, Inc. (“Medpace”), a Contract Research Organization. Medpace provides project management services for the Iomab-B study. The total project is estimated to cost approximately $7.2 million. Medpace bills the Company when services are rendered and the Company records the related expense to research and development costs. For the six months ended June 30, 2018 and 2017, the Company paid Medpace $1.5 million and $1.4 million, respectively.

f.	On August 4, 2016, the Company entered into a CRO agreement with George Clinical Services, (“George”). George provides project management services for the study of Actimab-A used for a Phase 2 clinical trial. The total project is estimated to cost approximately $4.6 million. For the six months ended March 31, 2018 and 2017, the Company paid George $0.7 million and $0.2 million, respectively.

Collaborative Agreement

In March 2018, the Company entered into a research and option agreement with Astellas Pharma Inc. (“Astellas”) to develop ARCs using the Company’s AWE Platform Technology. Under this collaboration, the Company will utilize its AWE Platform to conjugate and label selected Astellas targeting agents with an Actinium-225 payload. The Company will also be responsible for conducting preclinical validation studies on any ARCs generated. Payments from Astellas under this agreement are accounted for as a reduction to research and development expense.

Note 4 - Equity

In March 2018, the Company sold an aggregate of 30,237,894 units consisting of an aggregate of 30,237,894 shares of common stock, 7,559,445 series A warrants and 22,678,393 series B warrants, with each series A warrant exercisable for one share of Common Stock at an exercise price of $0.60 per share and each series B warrant exercisable for one share of Common Stock at an exercise price of $0.70 per share, resulting in gross proceeds to Actinium of approximately $15.1 million (each unit was sold at $0.50 per unit), and net proceeds of approximately $13.8 million after deducting expenses relating to dealer-manager fees and other offering expenses. In the event all of the warrants from the March 2018 offering were to be exercised, estimated gross proceeds would be $20.4 million before deducting any dealer-manager fees or expenses.

Stock Options

During the six months ended June 30, 2018, the Company granted its employees 1,267,500 options to purchase the Company’s common stock with an exercise price ranging from $0.34 to $0.72 per share, a term of 10 years, and a vesting period of 4 years. The options have an aggregated fair value of approximately $0.5 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate range from 2.34% to 2.94% (2) expected life of 6 years, (3) expected volatility range from 79.1% to 80.4%, and (4) no expected dividends. During the six months ended June 30, 2018, options to purchase 641,350 common shares were cancelled upon the termination of employment for several employees.

The fair values of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at June 30, 2018 was approximately $2.5 million. During the six months ended June 30, 2018 and 2017, the Company recorded compensation expense related to stock options of approximately $0.9 million and $1.9 million, respectively.

Warrants

Following is a summary of warrant activities for the six months ended June 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	25,662,340	1.89	3.62	995,373
Granted	30,354,770	0.67	2.14
Exercised	(1,500)	0.60
Expired	-
Outstanding, June 30, 2018	56,015,610	1.23	2.47	1,280,523

Exercisable, June 30, 2018	55,722,173	1.21	2.46	1,254,273

In March 2018, the Company sold an aggregate of 30,237,894 units consisting of 30,237,894 shares of common stock, 7,559,445 series A warrants and 22,678,393 series B warrants. The series A warrants are exercisable for a period of 1 year at an exercise price of $0.60 per share. The transaction date relative fair value of the series A warrants of $0.5 million was determined utilizing the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model include (1) discount rate of 2.06%, (2) expected term of 1 years, (3) expected volatility of 72%, and (4) no expected dividends. The series B warrants are exercisable for a period of 2.5 years at an exercise price of $0.70 per share. The transaction date relative fair value of the series B warrants of $2.5 million was determined utilizing the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model include (1) discount rate of 2.33%, (2) expected term of 2.5 years, (3) expected volatility of 71%, and (4) no expected dividends.

In addition, during the six months ended June 30, 2018, the Company issued 116,930 warrants to consultants, having an aggregate value of approximately $25 thousand and an exercise price range from $0.36 to $0.65.

Note 5 - Subsequent Event

Subsequent to June 30, 2018, the Company granted stock options to its employees and directors to purchase a total of 2,145,658 common shares at a price range from $0.61 to $0.78 per share related to new hires or 2017 compensation.

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

Description of Business

Actinium Pharmaceuticals, Inc. (the “Company”, “Actinium”, or “We”) is a clinical-stage biopharmaceutical company focused on developing and potentially commercializing targeted therapies for improved conditioning of the bone marrow prior to a bone marrow transplant and for the targeting and killing of cancer cells. We are currently conducting multiple clinical trials for two Antibody Radio-Conjugate, or ARC product candidates, in the areas of targeted conditioning and CD33 expressing hematologic indications. We are also performing research on other potential drug candidates utilizing our proprietary Actinium Warhead Enabling (AWE) technology platform, which utilizes the alpha-emitting particle actinium-225 (Ac-225) in combination with targeting agents.

Our most advanced targeted conditioning product candidate, Iomab-B, is comprised of the anti-CD45 monoclonal antibody, apamistamab, labeled with iodine-131 (I-131). We are currently conducting a Phase 3 trial, SIERRA (Study of Iomab-B in Relapsed or Refractory Acute Myeloid Leukemia), of Iomab-B for conditioning of the bone marrow prior to a bone marrow transplant, or BMT, for patients with relapsed or refractory acute myeloid leukemia, or AML, age 55 and older. The SIERRA trial reached 25% patient enrollment in June 2018. Upon successful completion of the Phase 3 clinical trial for Iomab-B we intend to submit for marketing approval in the U.S. and European Union. We have received guidance from the U.S. Food & Drug Administration, or FDA, as part of our Investigational New Drug filing, or IND, that it would be acceptable to file a Biologics License Application submission, or BLA, that includes the single, pivotal Phase 3 SIERRA clinical study, if it is successful.

Our CD33 program ARC drug candidate is the anti-CD33 monoclonal antibody lintuzumab conjugated with the alpha-particle actinium-225 (Ac-225) that is being studied in multiple clinical trials. Actinium-225 is a potent alpha-particle isotope that is able to kill cells through double stranded breaks in a cell’s DNA and there is no known resistance mechanism to Ac-225. The energy emitted by Ac-225 travels very short distances in the body and our targeted ARC approach is sparing of non-targeted cells. We believe this activity will result in improved safety and tolerability. This combination of high potency and safety of the lintuzumab-actinium-225 ARC facilitates its exploration in other diseases and indications that may not be feasible with some of the other modalities such as naked or bi-specific antibodies or antibody drug conjugates that are being used to target CD33 in AML. Our CD33 targeting agent is the only one in development for multiple diseases and indications where CD33 is expressed including AML, myelodysplastic syndrome, or MDS and multiple myeloma. The ARC is currently being studied for targeted conditioning in our Actimab-MDS and Actimab-A CLAG-M trials and as a therapeutic in our Actimab-A, Actimab-M and Actimab-A MRD trials.

The most advanced CD33 program trial is the Actimab-A Phase 2 clinical trial for patients over the age of 60 who are newly diagnosed with AML and ineligible for intensive chemotherapy. Two Phase 1 investigator-initiated trials are also studying lintuzumab-Ac-225 in patients with AML. One, the Actimab-A CLAG-M trial is being conducted at the Medical College of Wisconsin in patients with relapsed or refractory (“r/r”) AML in combination with CLAG-M, a salvage chemotherapy regimen comprised of cladribine, cytarabine, and filgrastim with mitoxantrone. The second trial, Actimab-A MRD is being conducted at Columbia University Medical Center as a single agent to target minimal residual disease as consolidation for patients who have achieved remission. We are also conducting the Phase 1 Actimab-M trial with lintuzumab-Ac-225 for patients with refractory multiple myeloma. We are planning a clinical trial as a targeting conditioning agent prior to a BMT for patients with high-risk MDS. We met with the FDA in June of 2018 and are engaged in discussions with the FDA on an acceptable pathway toward a BLA filing.

We are also developing our AWE Technology Platform with the goal of generating additional drug candidates that will progress in clinical trials and/or out-license. We intend to develop a number of products for numerous types of cancer and derive revenue from partnering relationships worldwide and/or direct sales of products primarily in the United States. In March 2018, we entered into a collaborative research partnership with Astellas Pharma, Inc. or Astellas, whereby we will conjugate and label selected Astellas targeting agents with Ac-225 and will be responsible for conducting preclinical validation for these novel ARCs. In addition, we have labeled daratumumab, a CD38 targeting monoclonal antibody that is marketed by Johnson & Johnson as Darzalex™ for patients with multiple myeloma with Ac-225. We have studied Ac-225 labeled daratumumab in in vitro and in vivo preclinical studies and we intend to continue to progress our studies of this ARC. We are also focused on developing additional intellectual property for its technology platform.

As of August 2018, our patent portfolio includes: 74 issued and pending patent applications, of which 11 are issued in the United States, 10 are pending in the United States, and 55 are issued internationally and pending internationally. Additionally, several non-provisional patent applications have and are expected to be filed in 2018 based on provisional patent applications filed in 2017 and 2018. This is part of an ongoing strategy to continue to strengthen our intellectual property position. Approximately one quarter of our patents are in-licensed from third parties and the remainder are Actinium-owned. These patents cover key areas of our business, including use of the Ac-225 and other alpha emitting isotopes attached to cancer specific carriers like monoclonal antibodies, methods for manufacturing key components of product candidates including Ac-225, the alpha emitting radioisotope and carrier antibodies, and methods of use and for manufacturing finished product candidates for use in cancer treatment.

We have also developed proprietary know-how related to the development, manufacturing and supply chain required for our product candidates. We supply our product candidates to clinical trial sites on a just in time basis through the management of the manufacturing our drug product components, final drug product and the distribution of our final drug product to medical centers where our trials are conducted. In the case of Iomab-B, we calculate, produce and supply personalized doses of drug for our clinical trial. We have secured access to I-131 produced by two premier commercial global suppliers that provide reliable and redundant supplies of I-131 and we have the additional security of an ensured supply as this radioisotope has been commoditized. We continually evaluate additional I-131 suppliers on a global basis and may add additional suppliers if we determine it would be beneficial to our clinical or commercial needs. The current supply of I-131 is able to meet our commercial needs for the Iomab-B program. We have a secure and reliable supply of Ac-225 with sufficient quantities of the radioisotope produced to address multiples of our current Ac-225 needs, facilitating unhindered pre-commercial and early commercial development. Our current source of Ac-225 is derived from the natural decay of thorium-229 (Th-229), so-called ‘thorium cows’ and supplied by the United States Department of Energy, or DOE with whom we have had a long-standing relationship. To further support the expansion of the thorium cows the DOE is engaged in a project to generate new thorium cows from its stockpile of uranium-233. An alternative accelerator-produced source of Ac-225 is available now and is currently being evaluated by Actinium. Per representations made by the Department of Energy, the capacity of Ac-225 from this route is expected to be sufficient to supply all of Actinium’s pipeline and commercial Ac-225 needs and support new program expansion by not just Actinium but also other companies that have development programs. Actinium has intellectual property and developed know-how for Ac-225 production in a cyclotron which represents an additional and captive route towards high-quality and proprietary Ac-225 supply. In addition, we are evaluating eight potential suppliers of Ac-225 in Canada, the European Union, Russia and Japan who currently supply, or in the future will be able to supply, Ac-225. Some of the technologies either completed, underway or planned by these sources would have production capacity that is significantly higher than even the DOE’s projected supply from the accelerator route.

Plan of Operation

Our current operations are primarily focused on furthering the development of our clinical drug candidates including Iomab-B and our CD33 program candidates for targeted conditioning and therapeutic indications, supporting investigator-initiated clinical trials that use our product candidates and leveraging our AWE platform to create new clinical programs and to enable collaborations.

Operations related to Iomab-B include progressing the ongoing multi-center Phase 3 pivotal trial (a trial that could lead to registration trial marketing approved by the FDA), that includes investigator engagement, site activation and supporting patient enrollment. In addition, we are focused on commercial-scale manufacturing of apamistamab suitable for a registration trial and preparation of appropriate regulatory submissions. We are also focused on producing final Iomab-B drug product material that consists of apamistamab labelled with the isotope I-131. Operations related to our planned Actimab-MDS trial include preparation for appropriate regulatory submissions, protocol development and investigator engagement.

In the case of our CD33 program, key ongoing activities include progressing the multi-center Phase 2 Actimab-A trial, the Phase 1 Actimab-M trial, the Phase 1 Actimab-A CLAG-M combination trial and planned Phase 1 Actimab-A MRD trial, managing isotope and other materials, supply chain and managing the manufacturing of the finished drug candidate product.

We have primarily management position employees and consultants who direct, organize and monitor the activities described above through contractors. We also make clinical trial arrangements with other well-known cancer centers. Our Iomab-B and CD33 ARCs and their components are contract-manufactured and maintained under our supervision by specialized contract manufacturers and suppliers in the United States.

We have never generated revenue. Currently we do not have a recurring source of revenue to cover our operating costs. For the six months ended June 30, 2018 and 2017, we incurred a net loss of $11.2 million and $15.1 million, respectively.

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

We believe our future success will be heavily dependent upon our ability to successfully conduct clinical trials and preclinical development of our drug candidates. In addition, we plan to continue and expand other research and clinical trial collaborations. Moreover, we will have to maintain sufficient supply of Ac-225 and successfully maintain and if and when needed replenish or obtain our reserves of monoclonal antibodies. We will have to maintain and improve manufacturing procedures we have developed for production of our drug candidates from the components that include the I-131 and Ac-225 isotopes, monoclonal antibodies and other materials. It is possible that despite our best efforts our clinical trials results may not meet regulatory requirements for approval. If our efforts are successful, we may be able to partner our development stage products on commercially favorable terms if they enjoy appropriate patent coverage and/or considerable know-how and other protection that ensures market exclusivity. For these reasons, we intend to continue our efforts to maintain existing and generate new intellectual property. Intellectual property is a key factor in the success of our business as well as market exclusivity.

To achieve our goal, we intend to continue to invest in research and development at high rates, thus incurring further losses until one or more of our products are sufficiently developed to partner them with a large pharmaceutical and/or biotechnology company.

Results of Operations – Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Three Months Ended June 30,
	2018	2017

Revenue	$-	$-

Operating expenses:
Research and development, net of reimbursements	3,325,228	4,448,198
General and administrative	1,574,776	2,740,767
Depreciation expense	12,816	14,335
Total operating expenses	4,912,820	7,203,300

Other income (expense):
Interest income	50,030	-
Gain on change in fair value of derivative liabilities	-	149,592
Total other income (expense)	50,030	149,592

Net loss	$(4,862,790)	$(7,053,708)

Revenue

We recorded no commercial revenue for the three months ended June 30, 2018 and 2017.

Research and Development Expense

Research and development expenses declined approximately $1.1 million to $3.3 million for the three months ended June 30, 2018 compared to $4.4 million for the three months ended June 30, 2017. The decrease was primarily attributable to lower expenses related to Actimab-A, as well as the recognition of payments received from Astellas. Such payments are accounted for as a reduction in research and development expenses.

In March 2018, we entered into a research and option agreement with Astellas to develop Actinium-225 Radio-Conjugates, or ARCs, using our Actinium Warhead Enabling, or AWE, Platform Technology. Under this collaboration, we will utilize our AWE Platform to conjugate and label selected Astellas targeting agents with an Actinium-225 payload. We will also be responsible for conducting preclinical validation studies on any ARCs generated.

General and Administrative Expenses

General and administrative expenses declined approximately $1.1 million to $1.6 million for the three months ended June 30, 2018 compared to $2.7 million for the three months ended June 30, 2017, primarily attributable to lower compensation expense as a result of lower stock option expense.

Other Income (Expense)

Other income of $50 thousand for the three months ended June 30, 2018 was attributable to interest income.

Historically, we accounted for certain instruments which do not have fixed settlement provisions as derivative instruments in accordance with FASB ASC 815-40, Derivative and Hedging – Contracts in Entity’s Own Equity. This was due to an anti-dilution provision for certain warrants that provide for a reduction to the exercise price if we issued equity or equity-linked instruments at an effective price per share less than the exercise price then in effect for the warrant, or a “down round provision". As such, the warrants were re-measured at each balance sheet date based on estimated fair value. Changes in estimated fair value were recorded as non-cash adjustments within other income (expense), net, in our accompanying Consolidated Statements of Operations. We recorded a gain on the change in the estimated fair value of warrants of $150 thousand for the three months ended June 30, 2017.

As of April 1, 2018, we early adopted ASU 2017-11, which revised the guidance for instruments with down-round provisions. As such, we treat outstanding warrants as free-standing equity-linked instruments that are recorded to equity in the Consolidated Balance Sheet as of June 30, 2018. As a result, there was no gain or loss from the valuation of the derivative liability recorded for the three months ended June 30, 2018.

Results of Operations – Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Six Months Ended June 30,
	2018	2017

Revenues	$-	$-

Operating expenses:
Research and development, net of reimbursements	7,788,197	9,021,700
General and administrative	3,453,522	5,951,933
Depreciation expense	24,780	35,255
Total operating expenses	11,266,499	15,008,888

Other income (expense):
Interest income	80,372	-
Gain on change in fair value of derivative liabilities	-	(106,403)
Total other income (expense)	80,372	(106,403)

Net loss	$(11,186,127)	$(15,115,291)

Revenues

We recorded no commercial revenues for the six months ended June 30, 2018 and 2017.

Research and Development Expense

Research and development expenses declined approximately $1.2 million to $7.8 million for the six months ended June 30, 2018 compared to $9.0 million for the six months ended June 30, 2017. The decrease was primarily attributable to lower expenses related to Actimab-A, as well as the recognition of payments received from Astellas. Such payments are accounted for as a reduction in research and development expenses.

General and Administrative Expenses

General and administrative expenses declined approximately $2.5 million to $3.5 million for the six months ended June 30, 2018 compared to $6.0 million for the three months ended June 30, 2017, primarily attributable to lower compensation expense as a result of lower stock option expense and the payment of severance and bonuses in the prior-year period.

Other Income (Expense)

Other income of $80 thousand for the six months ended June 30, 2018 was attributable to interest income. Other expense of $106 thousand in the prior-year period is due to the change in valuation of our warrant derivative liability. Upon the adoption of ASC 2017-11 as of April 1, 2018, the warrants previously accounted for as derivative liability were reclassified to equity. As a result, there was no gain or loss from the valuation of the derivative liability recorded for the six months ended June 30, 2018.

Liquidity and Capital Resources

We have financed our operations primarily through sales of our stock and warrants. The following tables sets forth selected cash flow information for the periods indicated:

	For the Six Months Ended June 30,
	2018	2017

Cash used in operating activities	$(9,670,164)	$(12,514,825)
Cash used in investing activities	(26,811)	(16,710)
Cash provided by financing activities	13,811,637	3,824,605

Net change in cash	$4,114,662	$(8,706,930)

Net cash used in operating activities was approximately $9.7 million and $12.5 million for the six months ended June 30, 2018 and 2017, respectively. Net cash used in operating activities for the six months ended June 30, 2018 primarily reflects our net loss for the period of approximately $11.2 million adjusted for various non-cash charges and income, including $1.0 million of stock-based compensation. Net cash used in operating activities for the six months ended June 30, 2017 primarily reflects our net loss for the period of $15.1 million adjusted for various non-cash charges and income, including $2.2 million of non-cash stock-based compensation.

Net cash provided by financing activities was $13.8 million for the six months ended June 31, 2018, reflecting our March 2018 sale of units, see below. During the six months ended June 31, 2017, we received net proceeds of $3.8 million from the sale of our common stock.

As of June 30, 2018, our cash balance was $21.5 million. We believe that we have sufficient cash to fund our operations through the next 12 months.

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

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are described in detail in the notes to our consolidated financial statements appearing in our Annual Report filed on Form 10-K for the year ended December 31, 2017.

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

Accounting Pronouncements Recently Adopted

In November 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) amending the presentation of restricted cash within the consolidated statements of cash flows. The new guidance requires that restricted cash be added to cash and cash equivalents on the consolidated statements of cash flows. The Company adopted this ASU on January 1, 2018 on a retrospective basis with the following impacts to our consolidated statements of cash flows for the six months ended June 30, 2017:

	Previously Reported	Adjustment	As Revised
Net cash provided by (used in) investing activities	$(372,802)	$356,092	$(16,710)

As of June 30, 2018 and December 31, 2017, the Company had a certified deposit of $390,940 as collateral for a letter of credit issued in connection with a lease agreement and as of June 30, 2018, the Company had restricted cash of $40,034 related to credit card accounts.

In May 2014, the Financial Accounting Standard Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration for which the entity expects to be entitled for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. We adopted this ASU on January 1, 2018 and the adoption did not have a significant impact to the Company’s financial statements.

In July 2017, the FASB issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down round features. The amendments require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The guidance was adopted as of April 1, 2018. See Note 2 to the consolidated financial statements for more details.

Recent Accounting Pronouncements

In February 2016, FASB issued ASU No. 2016-02 Leases (Topic 842), which creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the new pronouncement on its financial statements.

In June 2018, the FASB issued ASU 2018-07 to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the new pronouncement on its financial statements and related disclosures. This is not expected to have an impact on the Company’s financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not currently exposed to significant market risk related to changes in interest rates. As of June 30, 2018, our cash equivalents consisted of primarily of short-term money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2018 and 2017.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of June 30, 2018, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our system of internal controls over financial reporting during the period covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In analyzing our company, you should consider carefully the following risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q. Factors that could cause or contribute to differences in our actual results include those discussed in the following subsection, as well as those discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report on Form 10-K. Each of the following risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our company. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

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

We are not profitable and have incurred losses in each period since our inception. As of June 30, 2018, we had an accumulated deficit of $174.4 million. For the six months ended June 30, 2018, we reported a net loss of $11.2 million. For the years ended December 31, 2017 and 2016, we reported a net loss of $26.6 million and $24.3 million, respectively. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved they will be successfully commercialized, which would have an adverse effect on our business prospects, financial condition and results of operation.

If we fail to obtain additional financing, we will be unable to continue or complete our product development and you will likely lose your entire investment.

We do not currently have sufficient funding for the completion of development nor commercialization of our product candidates and we will need to continue to seek capital from time to time to continue development of our product candidates and to acquire and develop other product candidates. Our first product candidate is not expected to be commercialized, if approved, until at least 2019 and any partnering revenues that it may generate may not be sufficient to fund our ongoing operations. Our cash balance as of June 30, 2018 was $21.5 million. During the year ended December 31, 2017, we raised total net proceeds of approximately $3.8 million from the sale of our common stock through our ATM. In March 2018, we raised $13.8 million through the sale of units comprised of shares of common stock and two warrant tranches.

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

Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of seeking regulatory approval to market an antibody radio-conjugate product is expensive and time-consuming, and, notwithstanding the effort and expense incurred, approval is never guaranteed. If we are not successful in obtaining timely approval of our products from the FDA, we may never be able to generate significant revenue and may be forced to cease operations. In particular, the FDA permits commercial distribution of a new antibody radio-conjugate product only after a Biologics License Application (BLA) for the product has received FDA approval. The BLA process is costly, lengthy and inherently uncertain. Any BLA filed by us will have to be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the product for its intended use. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects. In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

We currently have two product candidates in clinical development. In December 2015, the FDA cleared our IND filing for Iomab-B, and we are currently enrolling patients in a randomized, controlled, pivotal, Phase 3 clinical trial. Assuming the trial meets its endpoints, it will form the basis for a BLA. Additionally, there are physician IND trials at the FHCRC that have been conducted or are currently ongoing at FHCRC with Iomab-B and the BC8 antibody we licensed. We have multiple clinical trials ongoing for our lintuzuamab-Ac-225 drug candidate under our own sponsorship including a Phase 2 clinical trial and multiple investigator initiated trials ongoing.

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

In June 2012, we acquired rights to BC8 (Iomab), a clinical stage monoclonal antibody with safety and efficacy data in more than 500 patients in need of HSCT. Iomab-B is our product candidate that links I-131 to the BC8 antibody that is being studied in an ongoing Phase 3 pivotal trial. Product candidates utilizing this antibody would require BLA approval before they can be marketed in the United States. We have ongoing a Phase 2 portion of our multi-center Phase 1/2 Actimab-A clinical trial for our product candidate consisting of the anti-CD33 antibody lintuzumab linked with the isotope Ac-225 in AML. Our lintuzumab-Ac-225 product candidate is also being studied in several investigator initiated trials in patients with AML, myelodysplastic syndrome and multiple myeloma. . Product candidates utilizing the lintuzumab antibody would require BLA approval before they can be marketed in the United States. We are in the early stages of evaluating other product candidates consisting of conjugates of Ac-225 with human or humanized antibodies for pre-clinical and clinical development in other types of cancer. The FDA may not approve these products for the indications that are necessary or desirable for successful commercialization. The FDA may fail to approve any BLA we submit for new product candidates or for new intended uses or indications for approved products or future product candidates. Failure to obtain FDA approval for our products in the proposed indications would have a material adverse effect on our business prospects, financial condition and results of operations.

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

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims or that the FDA or foreign authorities will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses. If FDA concludes that the clinical trials for Iomab-B, lintzumab-Ac-225, or any other product candidate for which we might seek approval, have failed to demonstrate safety and effectiveness, we would not receive FDA approval to market that product candidate in the United States for the indications sought. In addition, such an outcome could cause us to abandon the product candidate and might delay development of others. Any delay or termination of our clinical trials will delay or preclude the filing of any submissions with the FDA and, ultimately, our ability to commercialize our product candidates and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of a product candidate’s profile.

The intellectual property related to antibodies we have licensed has expired or likely expired

The humanized antibody, lintuzumab, which we use in our CD33 program product candidates was licensed from Facet Biotech Corporation, a wholly-owned subsidiary of AbbVie Laboratories. The key patents related to this antibody have expired. It is generally possible that others may be eventually able to use an antibody with the same sequence, and we will then need to rely on additional patent protection covering alpha particle drug products comprising Ac-225. Our final drug construct consists of the lintuzumab antibody labeled with the isotope Ac-225. We have licensed issued patents that relate to the linker technology we use to conjugate the isotope to the antibody and own issued and pending patents related to isotope production methods and drug preparation methods. In addition, we possess trade secrets and know how related to the manufacturing and use of isotopes. Any competing product based on the lintuzumab antibody is likely to require several years of development before achieving our product candidate’s current status and may be subject to significant regulatory hurdles but is nevertheless a possibility that could negatively impact our business in the future. Neither the antibody portion nor the composition of matter as a whole for the conjugated Iomab-B product candidate is covered by the claims of any issued patent. Accordingly, there are no patents that would prevent others from using an antibody with the same antibody sequence in any drug product. We have dedicated research and development activities towards improving the product’s stability to enhance commercial usefulness of the product and now have a proprietary formulation for which IP is pending. We have and may continue to file patents related to Iomab-B that can provide barriers to entry but there is no certainty that these patents will be granted or such granting thereof will adequately prevent others from seeking to replicate and use the BC8 antibody or the construct. Any competing product based on the antibody used in Iomab-B is likely to require several years of development before achieving our product candidate’s current status and may be subject to significant regulatory hurdles but is nevertheless a possibility that could negatively impact our business in the future.

The indications for which we are developing our product candidates for are orphan drug designations, which are disease indications that affect fewer than 200,000 patients in the United States and less than 5 in 10,000 patients in the European Union (“EU”). We have received orphan drug designation for Iomab-B and our lintuzumab-CD33 ARC for patients with AML in both the United States and the EU. As a result, if our products are to be approved they may receive 7 years 10 years of market exclusivity in the US and EU, respectively. In addition, our product candidates are biologics combined with radioisotopes. The Hatch-Waxman Act requires that a manufacturer of generic drugs, which for a biologic drug is called a biosimilar, requires that the manufacturer demonstrate bioequivalence. We believe that due to the nature of radioisotopes having half-lives combined with the complexities of biologic drugs would make it difficult for a manufacturer to demonstrate bioequivalence of our product candidates.

Our CD33 program clinical trials are testing the same drug construct

Our CD33 program is comprised of several clinical trial including our Phase 2 Actimab-A trial in AML and several investigator initiated trials that are studying the same drug construct consisting of lintuzumab-Ac-225. Negative results from any of these trials could negatively impact our ability to enroll or complete our other trials studying Ac-225 labeled lintuzumab.

We may be unable to obtain a sufficient supply of isotopes to support clinical development or at commercial scale.

Iodine-131 is a key component of our Iomab-B drug candidate. We source medical grade I-131 produced by two premier global manufacturers. Currently, there is sufficient supply of I-131 to advance our ongoing SIERRA clinical trial, support additional trials we may undertake utilizing I-131 and for commercialization of Iomab-B. We continually evaluate I-131 manufacturers and suppliers and intend to have at a minimum of three qualified suppliers prior to the commercial launch of Iomab-B. While we consider I-131 to be commoditized and obtainable through several suppliers, there can be no guarantee that we will be able to secure a third I-131 supplier or obtain on it terms that are acceptable to us.

Actinium-225 is a key component of Actimab-A, Actimab-M, our AWE platform and other drug candidates that we might consider for development with the Ac-225 payload. There are adequate quantities of Ac-225 available today to meet our current needs via our present supplier, the Department of Energy, or DOE. The current Ac-225 currently supplied to Actinium’s clinical trials from the DOE is derived from the natural decay of thorium-229 from so-called ‘thorium-cows’ and is able to produce sufficient quantities that are several multiples of the amount of Ac-225 we require to supply our clinical programs through to early commercialization phase. The DOE is also producing Ac-225 from a recently developed alternative route for Ac-225 production via a linear accelerator that is currently being evaluated by Actinium. Per representations made by the Department of Energy the capacity of Ac-225 from this route is expected to be sufficient to supply all of Actinium’s pipeline and commercial Ac-225 needs and support new program expansion by not just Actinium but also other companies that have development. Additional routes of Ac-225 production are being pursued by the DOE including the generation of new thorium cows and production via a cyclotron. The cyclotron production method for Ac-225 production leverages Actinium’s proprietary technology and know-how and presents an additional path towards production of high-quality Ac-225 that would be able to satisfy commercial needs.

Our contract for supply of this isotope from the DOE must be renewed yearly, and the current contract extends through the end of 2018. While we expect this contract will be renewed at the end of its term as it has since 2009, there can be no assurance that the DOE will renew the contract or that change its policies that allow for the sale of isotope to us. Failure to acquire sufficient quantities of medical grade Ac-225 would make it impossible to effectively complete clinical trials and to commercialize Actimab-A, Actimab-M and any other Ac-225 based drug candidates that we may develop and would materially harm our business. We are also aware of and have ongoing discussions with seven to eight other entities in Canada, the EU, Japan and Russia that have several Ac-225 production programs ongoing or planned that could represent additional sources of Ac-225 within the next two to five years, a commercially relevant timeframe.

Our ability to conduct clinical trials to advance our ARC drug candidates is dependent on our ability to obtain the radioisotopes I-131, Ac-225 and other isotopes we may choose to utilize in the future. Currently, we are dependent on third party manufacturers and suppliers for our isotopes. These suppliers may not perform their contracted services or may breach or terminate their agreements with us. Our suppliers are subject to regulations and standards that are overseen by regulatory and government agencies and we have no control over our suppliers’ compliance to these standards. Failure to comply with regulations and standards may result in their inability to supply isotope could result in delays in our clinical trials, which could have a negative impact on our business. We have developed intellectual property, know-how and trade secrets related to the manufacturing process of Ac-225. We do not have experience in manufacturing medical grade Ac-225 and may not obtain the resources necessary to establish our own manufacturing capabilities. Our inability to build out and establish our own manufacturing facilities would require us to continue to rely on third party suppliers as we currently do. However, based on our current third-party suppliers we expect to have adequate isotope supply to support our current ongoing clinical trials, current AWE program activities and commercialization should our drug candidates receive approval.

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

The timely completion of clinical trials in accordance with their protocols depends on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including:

●	the size and nature of the patient population;

●	the patient eligibility criteria defined in the protocol;

●	the size of the study population required for analysis of the trial’s primary endpoints;

●	the proximity of patients to trial sites;

●	the design of the trial;

●	our ability to recruit clinical trial investigators with the appropriate competencies and expertise;

●	competing clinical trials for similar or alternate therapeutic treatments;

●	clinician’s, trial site staff’s and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies;

●	our ability to obtain and maintain patient consents; and

●	the risk that patients enrolled in clinical trials will not complete a clinical trial.

In addition, refractory patients, which several of our trials are enrolling, participating in clinical trials are seriously and often terminally ill and therefore may not complete the clinical trial due to reasons including comorbid conditions or occurrence of adverse medical events related or unrelated to the investigational products, or death. Even if we are able to enroll a sufficient number of patients in our clinical trials, delays in patient enrollment will result in increased costs or affect the timing of our planned trials, which could adversely affect our ability to advance the development of our product candidates.

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

Iomab-B, CD33 program candidates and future product candidates that we may develop may never gain market acceptance among physicians, patients and the medical community. The degree of market acceptance of any of our products will depend on a number of factors, including the actual and perceived effectiveness and reliability of the product; the results of any long-term clinical trials relating to use of the product; the availability, relative cost and perceived advantages and disadvantages of alternative technologies; the degree to which treatments using the product are approved for reimbursement by public and private insurers; the strength of our marketing abilities, distribution infrastructure; and the level of education and awareness among physicians and hospitals concerning the product.

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

We do not currently operate manufacturing facilities for pre-clinical or clinical production of any of our product candidates. We rely on third-party manufacturers to supply, store, and distribute pre-clinical and clinical supply of our product candidates, and plan to continue to do so for the foreseeable future. Any performance failure on the part of our existing or future manufacturers could delay clinical development or regulatory approval of our product candidates or commercialization of any approved products. We are currently manufacturing the antibody lintuzumab, which is a component of several of our drug candidates that are currently in clinical trials. At this time, we are undertaking release testing of a new batch of lintuzumab antibody. If we are unable to successfully release the manufactured batch of the lintuzumab antibody in a timely fashion, we may encounter delays in our clinical trials. Inability to secure continued clinical supply of lintuzumab antibody may impact our competitive position with these drug candidates as manufacturing another batch would require additional resources and time.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

The following includes information required to be disclosed on Form 8-K but included in this Form 10-Q:

Item 4.01      Changes in Registrant's Certifying Accountant

On August 9, 2018, Actinium Pharmaceuticals, Inc. (the “Company”) engaged Marcum LLP (“Marcum”) as its independent registered public accountants. This engagement occurred in connection with the Company’s prior independent public accountants, GBH CPAs, PC ("GBH") resigning as a result of combining its practice with Marcum effective July 1, 2018. The engagement of Marcum has been approved by the Audit Committee of the Company's Board of Directors.

Pursuant to applicable rules, the Company makes the following additional disclosures:

(a) GBH’s reports on the consolidated financial statements of the Company as at and for the fiscal years ended December 31, 2017 and 2016 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to  uncertainty, audit scope or accounting principles.

(b) During the fiscal years ended December 31, 2017 and 2016 and through August 9, 2018, there were no disagreements with GBH on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to GBH's satisfaction would have caused it to make reference thereto in connection with its reports on the financial statements for such years. During the fiscal years ended December 31, 2017 and 2016 and through August 9, 2018, there were no events of the type described in Item 304(a)(1)(v) of Regulation S-K.

(c) During the fiscal years ended December 31, 2017 and 2016 and through August 9, 2018, the Company did not consult with Marcum with respect to any matter whatsoever including without limitation with respect to any of (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the Company's financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or an event of the type described in Item 304(a)(1)(v) of Regulation S-K.

The Company has provided GBH with a copy of the foregoing disclosure and requested that it furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the statements made therein. A copy of such letter, dated August 9, 2018, is filed as Exhibit 16.1 to this Report.

Item 1.01 entry into a Material Definitive Agreement.

Item 5.02 Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Compensatory Plan with Mr. Seth (Chief Executive Officer and Chairman of the Board)

On August 8, 2018, we amended and restated Mr. Seth’s, our Chief Executive Officer, August 6, 2015 Executive Chairman Agreement (the “Prior Agreement”), as amended. This new agreement (the “Agreement”) sets forth the terms related to his position as Chief Executive Officer and Chairman of the Board of the Company while retaining and adapting material provisions of the Prior Agreement to that of his role of Chief Executive Officer. Pursuant to the Agreement, Mr. Seth is entitled to the following compensation and benefits that were not contemplated in the Prior Agreement:

Base Salary and Bonus

●

The Board reviews the amount of his base salary and performance bonus, and determines the appropriate adjustments to each component of his compensation each calendar year, and he may be entitled to a cash bonus in an amount to be determined by the board with a target of 50% of the base salary.

Options

●	From time to time the Board may grant Mr. Seth options or restricted stock to purchase common shares of the Company.

Benefits

●	Mr. Seth is eligible to receive all standard benefits that Company employees are eligible to receive, including 20 vacation days and 5 sick days each year. The Company will provide Mr. Seth with standard business reimbursements (including mileage, supplies, long distance calls), subject to Company policies and procedures and with appropriate receipts. In addition, he will receive any other statutory benefits required by law.

A copy of the Agreement is filed herewith as Exhibit 10.1 and is incorporated herein by reference. The above description is only a summary of the terms of the Agreement and does not purport to be complete description of such document, and are qualified in their entirety by reference to the Agreement, a copy of which is attached as an exhibit hereto and which are incorporated by reference in this Item 1.01 and Item 5.02.

Compensatory Plan with Mr. O’Loughlin (Principal Financial Officer)

On August 8, 2018, we amended and restated Mr. O’Loughlin’s, our Principal Financial Officer, September 17, 2015 Employment Agreement (the “Prior Agreement”), as amended. This new agreement (the “Employment Agreement”) sets forth the terms related to his position as Principal Financial Officer of the Company while retaining and adapting material provisions of the Prior Agreement to that of his role of Principal Financial Officer.

Mr. O’Loughlin’s employment with the Company is on an “at will” basis, meaning that either Mr. O’Loughlin or the Company may terminate his employment at any time for any reason or no reason, without further obligation or liability, except as provided in his Employment Agreement. Pursuant to the employment Agreement, Mr. O’Loughlin is entitled to the following compensation and benefits that were not contemplated in the Prior Agreement:

Base Salary and Bonus

●	The Board shall review the amount of his base salary and performance bonus, and shall determine the appropriate adjustments to each component of his compensation each calendar year. Mr. O’Loughlin’s is entitled to participate in an executive bonus program pursuant to which the Board may award him bonuses, based upon the achievement of written individual and corporate objectives such as the Board shall determine. Upon the attainment of such performance objectives, in addition to base salary, he shall be entitled to a cash bonus in an amount to be determined by the board with a target of 30% of the base salary.

Options

●	From time to time the Board may grant him options or restricted stock to purchase common shares of the Company.

Benefits

●	Mr. O’Loughlin is eligible to receive all standard benefits that Company employees are eligible to receive, including 20 vacation days and 5 sick days each year.

A copy of the Employment Agreement is filed herewith as Exhibit 10.2 and is incorporated herein by reference. The above description is only a summary of the terms of Employment Agreement and does not purport to be complete description of such document, and are qualified in their entirety by reference to the Employment Agreement, a copy of which is attached as an exhibit hereto and which are incorporated by reference in this Item 1.01 and Item 5.02.

Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

Effective as of August 8, 2018, the Board amended and restated the Company’s Bylaws (the “Amended and Restated Bylaws”). Among other things, the Amended and Restated Bylaws of the Company (i) provides certain cleanup and conforming changes throughout the document, (ii) updates the advance notice requirements for nominations for election to the Company’s board of directors and for proposals of business to be acted upon at stockholder meetings, to require among other things, additional information from the stockholder making the request, (iii) specifies that special meetings of the stockholders may only be called by the chairman, chief executive officer and board, (iv) specifies rules for conducting business at a stockholder meeting, (v) specifies procedures for taking action by written consent of the stockholders; (vi) updates the indemnification of officers and directors section, and (vii) specifies that in order for the stockholders to alter, amend, repeal or replace the bylaws at least 66 2/3 in voting power of the stock entitled to vote must approve such action.

A copy of the Amended and Restated Bylaws is attached hereto as Exhibit 3.1 and is incorporated herein by reference. The above description of the Amended and Restated Bylaws is only a summary of the terms of such document, does not purport to be a complete description of such document, and is qualified in its entirety by reference to the Amended and Restated Bylaws, a copy of which is attached as an exhibit hereto and which is incorporated by reference into this Item 5.03.

ITEM 6. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

3.1	Amended and Restated Bylaws of Actinium Pharmaceuticals, Inc., dated August 8, 2018.	Attached

10.1	Employment Agreement, dated August 8, 2018, between Sandesh Seth and Actinium Pharmaceuticals, Inc.	Attached

10.2	Employment Agreement, dated August 8, 2018, between Steve O'Loughlin and Actinium Pharmaceuticals, Inc.	Attached

16.1	Letter of GBH CPAs, PC to the Securities and Exchange Commission dated August 9, 2018.	Attached

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

32.2	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

101.INS	XBRL Instance Document	Attached

101.SCH	XBRL Taxonomy Extension Schema Document	Attached

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Attached

*	The Exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTINIUM PHARMACEUTICALS, INC.

Date: August 9, 2018	By:	/s/ Sandesh Seth
Sandesh Seth
Chairman and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Steve O’Loughlin
Steve O’Loughlin
Principal Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)