Form 10-Q
period 2018-09-30
Actinium Pharmaceuticals, Inc.
filed 2018-11-09
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards, provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 9, 2018: 115,698,044.

Actinium Pharmaceuticals, Inc.

FORM 10-Q

For the Nine months ended September 30, 2018

i

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2018 and December 31, 2017, and the results of operations and cash flows for the three months and nine months ended September 30, 2018 and 2017, respectively, have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2017 in the Company’s Annual Report on Form 10-K.  The results of operations for the nine months ended September 30, 2018 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2018	December 31, 2017

Assets
Current Assets:
Cash and cash equivalents	$14,805,472	$17,399,636
Restricted cash – current	40,055	-
Prepaid expenses and other current assets	311,182	439,322
Total Current Assets	15,156,709	17,838,958

Property and equipment, net of accumulated depreciation of $253,724 and $215,660, respectively	104,808	57,350
Security deposit	49,859	49,859
Restricted cash	390,940	390,940
Total Assets	$15,702,316	$18,337,107

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$4,122,224	$4,650,088
Derivative liabilities	-	15,916
Total Current Liabilities	4,122,224	4,666,004

Total Liabilities	4,122,224	4,666,004

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 400,000,000 shares authorized; 110,468,953 and 80,072,334 shares issued and outstanding, respectively	110,469	80,072
Additional paid-in capital	192,007,114	176,744,068
Accumulated deficit	(180,537,491)	(163,153,037)
Total Stockholders’ Equity	11,580,092	13,671,103

Total Liabilities and Stockholders’ Equity	$15,702,316	$18,337,107

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development, net of reimbursements	4,221,320	5,026,615	12,009,517	14,048,315
General and administrative	1,962,662	1,657,376	5,416,184	7,609,309
Depreciation expense	13,284	11,048	38,064	46,303
Total operating expenses	6,197,266	6,695,039	17,463,765	21,703,927

Loss from operations	(6,197,266)	(6,695,039)	(17,463,765)	(21,703,927)

Other income:
Interest income	49,177	49	129,549	49
Gain on change in fair value of derivative liabilities	-	372,117	-	265,714
Total other income	49,177	372,166	129,549	265,763

Net loss	$(6,148,089)	$(6,322,873)	$(17,334,216)	$(21,438,164)

Net loss per common share – basic and diluted	$(0.06)	$(0.09)	$(0.17)	$(0.34)
Weighted average common shares outstanding – basic and diluted	110,463,891	72,543,003	103,168,015	62,267,794

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows From Operating Activities:
Net loss	$(17,334,216)	$(21,438,164)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,411,703	2,854,100
Depreciation expense	38,064	46,303
Gain on change in fair value of derivative liabilities	-	(265,714)
Changes in operating assets and liabilities:
Decrease in:
Prepaid expenses and other current assets	128,140	1,163,499
Decrease in:
Accounts payable and accrued expenses	(527,864)	(744,847)
Net Cash Used In Operating Activities	(16,284,173)	(18,384,823)

Cash Flows Use In Investing Activities:
Purchase of property and equipment	(85,522)	(23,480)
Net Cash Used In Investing Activities	(85,522)	(23,480)

Cash Flows From Financing Activities:
Sales of shares of common stock and warrants, net of offering costs	13,810,737	18,787,105
Proceeds from exercise of warrants	4,849	-
Net Cash Provided By Financing Activities	13,815,586	18,787,105

Net change in cash, cash equivalents, and restricted cash	(2,554,109)	378,802
Cash, cash equivalents, and restricted cash at beginning of period	17,790,576	20,554,027
Cash, cash equivalents, and restricted cash at end of period	$15,236,467	$20,932,829

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Nature of Business - Actinium Pharmaceuticals, Inc. (the “Company”, “Actinium”, or “We”) is focused on improving patient access and outcomes to cellular therapies such as bone marrow transplant (BMT) and CAR-T with its proprietary, chemotherapy free or sparing, targeted conditioning technology. Actinium is the only company with a multi-disease, multi-target, drug development pipeline focused on targeted conditioning. Its targeted conditioning technology is enabled by ARC’s or Antibody Radio-Conjugates that combine the targeting ability of monoclonal antibodies with the cell killing ability of radioisotopes. Actinium’s pipeline of clinical-stage targeted conditioning ARCs target the antigens CD45 and CD33 for patients with a broad range of hematologic malignancies including acute myeloid leukemia (AML), myelodysplastic syndrome (MDS) and multiple myeloma (MM), acute lymphoblastic leukemia (ALL), Hodgkin’s lymphoma and Non-Hodgkin’s lymphoma. Actinium’s Iomab-ACT program is designed to be a universal lymphodepletion technology intended to eliminate the need for chemotherapy-based conditioning prior to CAR-T or other adoptive cellular therapies.

Iomab-B, Actinium’s lead targeted conditioning product candidate, is currently enrolling patients in the pivotal Phase 3 SIERRA trial in patients age 55 or older, with active, relapsed or refractory AML. Iodine-131-apamistamab (Iomab-B), combines the anti-CD45 monoclonal antibody labeled with iodine-131 for myeloablation prior to a bone marrow transplant. CD45 is expressed on leukemia, lymphoma and normal immune cells. Iomab-B has been studied in over 500 patients in 10 clinical trials in numerous hematologic diseases. Actinium’s Iomab-ACT program is an expansion of its CD45 program that is intended to be a universal, chemotherapy-free solution for targeted lymphodepletion prior to CAR-T therapy. CAR-T is a type of cellular therapy that genetically alters a patient's own T cells to target and kill their cancer cells. Currently, there are 2 approved CAR-T therapies for patients with certain B-cell cancers and over 200 CAR-T candidates in preclinical and clinical development for a wide range of hematologic and solid tumor indications. Through targeted lymphodepletion, the Iomab-ACT program is expected to improve CAR-T cell expansion, reduce CAR-T related toxicities and expand patient access to CAR-T treatment and potentially other adoptive cell therapies. Due to its lower payload dose, lymphodepletion with the Iomab-ACT program can be accomplished through a single outpatient infusion. Actinium intends to advance its Iomab-ACT program with CAR-T focused collaborators from academia and industry.

Actinium’s pipeline also includes a potentially best-in-class CD33 program with its ARC comprised of the anti-CD33 antibody lintuzumab labeled with the alpha-particle emitter actinium-225. Its CD33 program is currently being studied in multiple clinical trials for targeting conditioning and as a single agent therapeutic or in combination for multiple indications including AML, MDS and MM. Actinium applies its CD33 program at high doses to target CD33+ cells of the myeloid lineage in combination with reduced intensity conditioning (RIC), regimens which together are intended to result in myeloablative outcomes with a better tolerated profile than high intensity chemotherapy myeloablation. Actinium is focused on applying its CD33 program at low doses in combination with other therapeutic modalities including chemotherapy, targeted agents and immunotherapies.

Actinium is also developing its proprietary AWE or Antibody Warhead Enabling technology platform which utilizes radioisotopes iodine-131 and the highly differentiated actinium-225 coupled with antibodies to target a variety of antigens that are expressed in hematological and solid tumor cancers. The AWE technology enables Actinium’s internal pipeline and with the radioisotope Actinium-225 is being utilized in a collaborative research partnership with Astellas Pharma, Inc. Actinium’s clinical programs and AWE technology platform are covered by a portfolio of 75 patents covering composition of matter, formulations, methods of use and also methods of manufacturing the radioisotope Actinium-225 in a cyclotron.

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

Net Loss Per Common Share - Basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the reporting period. For the nine months ended September 30, 2018 and 2017, respectively, the Company’s potentially dilutive shares, which include outstanding common stock options and warrants have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

	September 30, 2018	September 30, 2017
Options	7,668,231	6,156,361
Warrants	56,013,474	27,220,388
Total	63,681,705	33,376,749

Reclassifications - Certain reclassifications have been made to the prior-year financial statements to conform to the current-year presentation, including the addition of restricted cash to cash and cash equivalents on the consolidated statements of cash flows as a result of the adoption of new accounting guidance.

Accounting Pronouncements Recently Adopted - In November 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) amending the presentation of restricted cash within the consolidated statements of cash flows. The new guidance requires that restricted cash be added to cash and cash equivalents on the consolidated statements of cash flows. The Company adopted this ASU on January 1, 2018 on a retrospective basis with the following impacts to our consolidated statements of cash flows for the nine months ended September 30, 2017:

	Previously Reported	Adjustment	As Revised
Net cash provided by (used in) investing activities	$(379,621)	$356,141	$(23,480)

As of September 30, 2018 and December 31, 2017, the Company had a certified deposit of $390,940 as collateral for a letter of credit issued in connection with a lease agreement and as of September 30, 2018, the Company had restricted cash of $40,055 related to credit card accounts.

Following is a summary of cash and cash equivalent and restricted cash at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017	September 30, 2017
Cash and cash equivalents	$14,805,472	$17,399,636	$20,541,955
Restricted cash – current	40,055	-
Restricted cash	390,940	390,940	390,874
Cash and cash equivalent and restricted cash	$15,236,467	$17,790,576	$20,932,829

In May 2014, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration for which the entity expects to be entitled for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. The Company adopted this ASU on January 1, 2018 and the adoption did not have a significant impact to the Company’s financial statements.

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

In February 2016, FASB issued ASU No. 2016-02 Leases (Topic 842), which creates new accounting and reporting guidelines for leasing arrangements. The new guidance requires organizations that lease assets to recognize assets and liabilities on the balance sheet related to the rights and obligations created by those leases, regardless of whether they are classified as finance or operating leases. Consistent with current guidance, the recognition, measurement, and presentation of expenses and cash flows arising from a lease primarily will depend on its classification as a finance or operating lease. The guidance also requires new disclosures to help financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early application permitted. The new standard is to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the new pronouncement on its financial statements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. This ASU allows entities to not recast comparative periods in transition to ASC 842 and instead report the comparative periods presented in the period of adoption under ASC 840. The ASU also includes a practical expedient for lessors to not separate the lease and non-lease components of a contract. The amendments in this ASU are effective in the same time-frame as ASU 2016-02 as discussed above. The Company is incorporating this ASU into our assessment and adoption of ASU 2016-02

In June 2018, the FASB issued ASU 2018-07 to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of the new pronouncement on its financial statements and related disclosures. This is not expected to have a material impact on the Company’s financial statements.

The Company does not believe that any other recently issued effective pronouncements, or pronouncements issued but not yet effective, if adopted, would have a material effect on the accompanying consolidated financial statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. The Company anticipates its first presentation of changes in stockholders’ equity will be included in its Form 10-Q for the three months ended March 31, 2019.

Note 2 - Derivative Liabilities

Historically, the Company accounted for certain instruments, which do not have fixed settlement provisions, as derivative instruments in accordance with FASB ASC 815-40, Derivative and Hedging – Contracts in Entity’s Own Equity. This was due to an anti-dilution provision for the warrants that provides for a reduction to the exercise price if the Company issues equity or equity-linked instruments in the future at an effective price per share less than the exercise price then in effect for the warrant (“down round provision”). As such, the warrants were re-measured at each balance sheet date based on estimated fair value. Changes in estimated fair value were recorded as non-cash adjustments within other income (expense), net, in the Company’s accompanying Consolidated Statements of Operations. The Company recorded a gain on the change in the estimated fair value of warrants of $0.4 million for the three months ended September 30, 2017 and a gain on the change in the estimated fair value of warrants of $0.3 million for the nine months ended September 30, 2017.

As of April 1, 2018, the Company early adopted ASU 2017-11, which revised the guidance for instruments with down-round provisions. As such, the Company treats outstanding warrants as free-standing equity-linked instruments that are recorded to equity in the Consolidated Balance Sheet as of January 1, 2018.

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

Amount

Derivative liabilities	$(15,916)

Additional paid-in capital	66,154
Accumulated deficit	(50,238)
Total stockholders’ equity	$15,916

The fair value of the derivative warrants was calculated using a binomial valuation model with the following assumptions at December 31, 2017:

Market value of common stock on measurement date (1)	$0.66
Adjusted exercise price	$1.67
Risk free interest rate (2)	2.09%
Warrant lives in years	4.1 years
Expected volatility (3)	80%
Expected dividend yield (4)	-
Probability of stock offering in any period over 5 years (5)	100%
Offering price estimated as of December 31, 2017 (6)	$0.50

(1)	The market value of common stock at the above measurement dates was based on the Company’s closing price quoted on the NYSE American.

(2)	The risk-free interest rate was determined by the Company’s management using the Treasury Bill rate as of the respective measurement date.

(3)	The volatility was estimated using the historical volatility of the Company’s common stock.

(4)	Management does not expect to pay dividends for the foreseeable future.

(5)	Management determines the probability of future stock offering at each evaluation date.

(6)	Represents the estimated offering price in future offerings as determined by management.

Note 3 - Commitments and Contingencies

Agreements

The Company has entered into agreements with third parties for the rights to certain intellectual property, manufacturing and clinical trial services under which the Company may incur obligations to make payments including upfront payments as well as milestone and royalty payments. Notable inclusions in this category are:

a.	Oak Ridge National Laboratory (“ORNL”) – The Company is contracted to purchase radioactive material to be used for research and development, with a renewal option at the contract end. On December 13, 2017, the Company signed a contract with ORNL to purchase $0.2 million of radioactive material during calendar year 2018. During the nine months ended September 30, 2018 and 2017, the Company purchased material from ORNL of approximately $0.2 million and $0.5 million, respectively.

b.	On June 15, 2012, the Company entered into a license and sponsored research agreement with Fred Hutchinson Cancer Research Center (“FHCRC”) to build upon previous and ongoing clinical trials, with BC8 (licensed antibody). FHCRC has currently completed both a Phase 1 and Phase 2 clinical trial with BC8. The Company has been granted exclusive rights to the BC8 antibody and related master cell bank developed by FHCRC. A milestone payment of $1 million will be due to FHCRC upon FDA approval of the first drug utilizing the licensed BC 8 antibody. Upon commercial sale of the drug, royalty payments of 2% of net sales will be due to FHCRC. During the nine months ended September 30, 2018 and 2017, the Company incurred expenses of $15,000 and $45,000, respectively, related to this agreement.

c.	On February 27, 2014, the Company entered into a manufacturing agreement with Goodwin Biotechnology Inc. (“Goodwin”). Goodwin oversees the current Good Manufacturing Practices (“cGMP”) production of a monoclonal antibody used in the Phase 3 clinical trial of Iomab-B. As of September 30, 2018, the remaining cost of the service agreement is approximately $1.6 million. During the nine months ended September 30, 2018 and 2017, the Company paid Goodwin $1.0 million and $1.1 million, respectively.

d.	On February 16, 2016, the Company entered into an agreement with Medpace, Inc. (“Medpace”), a Contract Research Organization, (“CRO”). Medpace provides project management services for the Iomab-B study. The total project is currently estimated to cost approximately $10.2 million. As of September 30, 2018, the remaining cost of the agreement is approximately $3.7 million. Medpace bills the Company when services are rendered and the Company records the related expense to research and development costs. During the nine months ended September 30, 2018 and 2017, the Company paid Medpace $2.6 million and $2.7 million, respectively.

e.	On August 4, 2016, the Company entered into a CRO agreement with George Clinical Services, (“George”). George provides project management services for the study of Actimab-A used for a Phase 2 clinical trial. The total project is estimated to cost approximately $4.6 million. As of September 30, 2018, the remaining cost of the agreement is approximately $0.9 million. George bills the Company when services are rendered and the Company records the related expense to research and development costs. During the nine months ended September 30, 2018 and 2017, the Company paid George $1.6 million and $0.7 million, respectively.

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

Note 4 - Equity

In March 2018, the Company sold an aggregate of 30,237,894 units consisting of an aggregate of 30,237,894 shares of common stock, 7,559,445 series A warrants and 22,678,393 series B warrants, with each series A warrant exercisable for one share of Common Stock at an exercise price of $0.60 per share and each series B warrant exercisable for one share of Common Stock at an exercise price of $0.70 per share, resulting in gross proceeds to Actinium of approximately $15.1 million (each unit was sold at $0.50 per unit), and net proceeds of approximately $13.8 million after deducting expenses relating to dealer-manager fees and other offering expenses. As of September 30, 2018, in the event all of the warrants from the March 2018 offering were to be exercised, estimated gross proceeds would be $20.4 million before deducting any dealer-manager fees or expenses.

Stock Options

Following is a summary of stock option activity for the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	5,174,592	$2.83	7.95	$2,648
Granted	3,565,159	0.69
Cancelled	(1,071,520)	3.83
Outstanding, September 30, 2018	7,668,231	1.70	8.33	252,128

Exercisable, September 30, 2018	2,763,678	3.01	6.48	1,958

During the nine months ended September 30, 2018, the Company granted its employees 3,565,159 options to purchase the Company’s common stock with an exercise price ranging from $0.34 to $0.7829 per share, a term of 10 years, and a vesting period of 4 years. The options have an aggregated fair value of approximately $1.7 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate range from 2.34% to 2.94% (2) expected life of 6 years, (3) expected volatility range from 79.1% to 80.4%, and (4) no expected dividends. During the nine months ended September 30, 2018, options to purchase 1.1 million shares were cancelled upon the termination of employment for several employees.

The fair values of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at September 30, 2018 was approximately $3.2 million, which will be recognized over the remaining 3 years. During the nine months ended September 30, 2018 and 2017, the Company recorded compensation expense related to stock options of approximately $1.3 million and $2.5 million, respectively.

Warrants

Following is a summary of warrant activity for the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2017	25,662,340	$1.89	3.62	$995,373
Granted	30,358,466	0.67	2.14
Exercised	(7,332)	0.66
Cancelled	-	-
Outstanding, September 30, 2018	56,013,474	1.23	2.22	3,153,114

Exercisable, September 30, 2018	55,769,725	1.22	2.21	3,117,348

In March 2018, the Company sold an aggregate of 30,237,894 units consisting of 30,237,894 shares of common stock, 7,559,445 series A warrants and 22,678,393 series B warrants. The series A warrants are exercisable for a period of 1 year at an exercise price of $0.60 per share. Relative fair value of the series A warrants of $0.5 million on the transaction date was determined utilizing the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model included: (1) discount rate of 2.06%, (2) expected term of 1 year, (3) expected volatility of 72%, and (4) no expected dividends. The series B warrants are exercisable for a period of 2.5 years at an exercise price of $0.70 per share. The transaction date relative fair value of the series B warrants of $2.5 million was determined utilizing the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model included: (1) discount rate of 2.33%, (2) expected term of 2.5 years, (3) expected volatility of 71%, and (4) no expected dividends.

In addition, during the nine months ended September 30, 2018, the Company issued to consultants warrants to purchase 120,628 shares of common stock, having an aggregate value of approximately $27 thousand and an exercise price range from $0.36 to $0.65.

Note 5 - Supplemental Disclosure of Cash Flow Information

No interest or income taxes were paid with cash during the nine–month periods ended September 30, 2018 and September 30, 2017.

Note 6 - Subsequent Events

On October 18, 2018, the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into a purchase agreement (the “Purchase Agreement”) and a registration rights agreement (the “Registration Rights Agreement”), pursuant to which the Company has the right to sell to Lincoln Park shares of the Company’s common stock having an aggregate value of up to $32,500,000, subject to certain limitations and conditions set forth in the Purchase Agreement (the “Offering”). As consideration for entering into the Purchase Agreement, the Company issued to Lincoln Park 852,537 shares of common stock.

Pursuant to the Purchase Agreement, Lincoln Park purchased 3,376,554 shares of common stock, at a price of $0.74 per share, for a total gross purchase price of $2,500,000. As often as every business day from and after one business day following the date of the Initial Purchase and over the 30-month term of the Purchase Agreement, and up to an aggregate amount of an additional $30,000,000 (subject to certain limitations) of shares of common stock, the Company has the right, from time to time, at its sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 400,000 shares of common stock, with such amount increasing as the closing sale price of the common stock increases; provided Lincoln Park’s obligation under any single such purchase will not exceed $1,500,000, unless the Company and Lincoln Park mutually agree to increase the maximum amount of such single purchase (each, a “Regular Purchase”). If the Company directs Lincoln Park to purchase the maximum number of shares of common stock it then may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the Purchase Agreement, the Company may direct Lincoln Park in an “accelerated purchase” to purchase an additional amount of common stock that may not exceed the lesser of (i) 300%  the number of shares purchased pursuant to the corresponding Regular Purchase or (ii) 30% of the total number of shares of the Company’s common stock traded during a specified period on the applicable purchase date as set forth in the Purchase Agreement. Under certain circumstances and in accordance with the Purchase Agreement, the Company may direct Lincoln Park to purchase shares in multiple accelerated purchases on the same trading day.

The Company controls the timing and amount of any sales of its common stock to Lincoln Park. There is no upper limit on the price per share that Lincoln Park must pay for its common stock under the Purchase Agreement, but in no event will shares be sold to Lincoln Park on a day the closing price is less than the floor price specified in the Purchase Agreement. In all instances, the Company may not sell shares of its common stock to Lincoln Park under the purchase agreement if it would result in Lincoln Park beneficially owning more than 9.99% of its common stock.

The Purchase Agreement does not limit the Company’s ability to raise capital from other sources at the Company’s sole discretion, except that (subject to certain exceptions) the Company may not enter into any variable rate transaction (as defined in the Purchase Agreement, including the issuance of any floating conversion rate or variable priced equity-like securities) during the 30 months after the date of the Purchase Agreement. The Company has the right to terminate the Purchase Agreement at any time, at no cost to the Company.

Through November 8, 2018, the Company elected to sell to Lincoln Park an additional 1,000,000 shares and received $705,000.

In 2012, certain warrants were issued to Mr. Sandesh Seth, Chairman and Chief Executive Officer, “CEO”, of the Company, as part of investment banking and advisory services either prior to and outside of Mr. Seth’s role as a Board Member and subsequently CEO and are not compensation for Board or CEO services to the Company. The Chairman and CEO has refrained from exercising such warrants that are, or have been, in the money for all of their existing life in order to align with the long-term interests of the Company. In order to maintain that alignment, on November 8, 2018, the Company amended the following Warrants to Purchase Common Stock of the Company, originally dated December 17, 2012, issued to Amrosan LLC, Carnegie Hill Partners, and Bioche Asset Management, LCC (entities affiliated with Mr. Seth’s family) in the amount of 375,556, 353,023 and 721,068 warrant shares, respectively (collectively, the “Warrant Amendments”). Pursuant to the terms of the Warrant Amendments the term of the warrants were extended to February 21, 2022.

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

Description of Business

Actinium Pharmaceuticals, Inc. (the “Company”, “Actinium”, or “We”) is focused on improving patient access and outcomes to cellular therapies such as bone marrow transplant (BMT) and CAR-T with its proprietary, chemotherapy free or sparing, targeted conditioning technology.  CAR-T is a type of cellular therapy that genetically alters a patient's own T cells to target and kill their cancer cells. Currently, there are 2 approved CAR-T therapies for patients with certain B-cell cancers and over 200 CAR-T candidates in preclinical and clinical development for a wide range of hematologic and solid tumor indications. Actinium is the only company with a multi-disease, multi-target, drug development pipeline focused on targeted conditioning. Its targeted conditioning technology is enabled by ARC’s or Antibody Radio-Conjugates that combine the targeting ability of monoclonal antibodies with the cell killing ability of radioisotopes. Actinium’s pipeline of clinical-stage targeted conditioning ARCs target the antigens CD45 and CD33 for patients with a broad range of hematologic malignancies including acute myeloid leukemia (AML), myelodysplastic syndrome (MDS) and multiple myeloma (MM), acute lymphoblastic leukemia (ALL), Hodgkin’s lymphoma and Non-Hodgkin’s lymphoma. Actinium’s Iomab-ACT program is designed to be a universal lymphodepletion technology intended to eliminate the need for chemotherapy-based conditioning prior to CAR-T or other adoptive cellular therapies.

Iomab-B, Actinium’s lead targeted conditioning product candidate, is currently enrolling patients in the pivotal Phase 3 SIERRA trial in patients age 55 or older, with active, relapsed or refractory AML. Iodine-131-apamistamab (Iomab-B), combines the anti-CD45 monoclonal antibody labeled with iodine-131 for myeloablation prior to a bone marrow transplant. CD45 is expressed on leukemia, lymphoma and normal immune cells. Iomab-B has been studied in over 500 patients in 10 clinical trials in numerous hematologic diseases. Actinium’s Iomab-ACT program is an expansion of its CD45 program that is intended to be a universal, chemotherapy-free solution for targeted lymphodepletion prior to CAR-T therapy. CAR-T is a type of cellular therapy that genetically alters a patient's own T cells to target and kill their cancer cells. Currently, there are 2 approved CAR-T therapies for patients with certain B-cell cancers and over 200 CAR-T candidates in preclinical and clinical development for a wide range of hematologic and solid tumor indications. Through targeted lymphodepletion, the Iomab-ACT program is expected to improve CAR-T cell expansion, reduce CAR-T related toxicities and expand patient access to CAR-T treatment and potentially other adoptive cell therapies. Due to its lower payload dose, lymphodepletion with the Iomab-ACT program can be accomplished through a single outpatient infusion. Actinium intends to advance its Iomab-ACT program with CAR-T focused collaborators from academia and industry.

Actinium’s pipeline also includes a potentially best-in-class CD33 program with its ARC comprised of the anti-CD33 antibody lintuzumab labeled with the alpha-particle emitter actinium-225. Its CD33 program is currently being studied in multiple clinical trials for targeting conditioning and as a therapeutic as a single agent or in combination in multiple diseases and indications including AML, MDS and MM. Actinium applies its CD33 program at high doses to target CD33+ cells of the myeloid lineage in combination with reduced intensity conditioning (RIC), which together are intended to result in myeloablative outcomes with a more benign and well tolerated profile than high intensity chemotherapy myeloablation. Actinium is focused on applying its CD33 program at low doses in combination with other therapeutic modalities including chemotherapy, targeted agents and immunotherapies.

Actinium is also developing its proprietary AWE or Antibody Warhead Enabling technology platform which utilizes radioisotopes including iodine-131 and the highly differentiated actinium-225 coupled with antibodies to target a variety of antigens that are expressed in hematological and solid tumor cancers. The AWE technology enables Actinium’s internal pipeline and with the radioisotope Actinium-225 is being utilized in a collaborative research partnership with Astellas Pharma, Inc. Actinium’s clinical programs and AWE technology platform are covered by a portfolio of 75 patents covering composition of matter, formulations, methods of use and also methods of manufacturing the radioisotope Actinium-225 in a cyclotron.

We have also developed proprietary know-how related to the development, manufacturing and supply chain required for our product candidates. We supply our product candidates to clinical trial sites on a just in time basis through the management of the manufacturing our drug product components, final drug product and the distribution of our final drug product to medical centers where our trials are conducted. In the case of Iomab-B, we calculate, produce and supply personalized doses of drug for our clinical trial. We have secured access to I-131 produced by two premier commercial global suppliers that provide reliable and redundant supplies of I-131 and we have the additional security of an ensured supply as this radioisotope has been commoditized. We continually evaluate additional I-131 suppliers on a global basis and may add additional suppliers if we determine it would be beneficial to our clinical or commercial needs. The current supply of I-131 is able to meet our commercial needs for the Iomab-B program. We have a secure and reliable supply of Ac-225 with sufficient quantities of the radioisotope produced to address multiples of our current Ac-225 needs, facilitating pre-commercial and early commercial development. Our current source of Ac-225 is derived from the natural decay of thorium-229 (Th-229), so-called ‘thorium cows’ and supplied by the United States Department of Energy, or DOE with whom we have had a long-standing relationship. To further support the expansion of the thorium cows the DOE is engaged in a project to generate new thorium cows from its stockpile of uranium-233. An alternative accelerator-produced source of Ac-225 is currently being evaluated by Actinium. The Department of Energy, has indicated that the capacity of Ac-225 from this route is expected to be sufficient to supply all of Actinium’s pipeline and commercial Ac-225 needs and support out potential program expansion. Actinium has intellectual property and developed know-how for Ac-225 production in a cyclotron which represents an additional and captive route towards high-quality and proprietary Ac-225 supply

Plan of Operation

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

In the case of our CD33 program, key ongoing activities include progressing the Actimab-A combination trials with Venetoclax and Venetoclax with hypomethylating agents, the Phase 1 Actimab-M trial, the Phase 1 Actimab-A CLAG-M combination trial and the Phase 1 Actimab-A MRD trial, managing isotope and other materials, supply chain and managing the manufacturing of the finished drug candidate product.

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

We have never generated revenue. Currently we do not have a recurring source of revenue to cover our operating costs. For the nine months ended September 30, 2018 and 2017, we incurred a net loss of $17.3 million and $21.4 million, respectively.

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

Results of Operations – Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Three Months Ended September 30,
	2018	2017

Revenue	$-	$-

Operating expenses:
Research and development, net of reimbursements	4,221,320	5,026,615
General and administrative	1,962,662	1,657,376
Depreciation expense	13,284	11,048
Total operating expenses	6,197,266	6,695,039

Other income:
Interest income	49,177	49
Gain on change in fair value of derivative liabilities	-	372,117
Total other income	49,177	372,166

Net loss	$(6,148,089)	$(6,322,873)

Revenue

We recorded no commercial revenue for the three months ended September 30, 2018 and 2017.

Research and Development Expense

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

Research and development expenses declined approximately $0.8 million to $4.2 million for the three months ended September 30, 2018 compared to $5.0 million for the three months ended September 30, 2017. The decrease was primarily attributable to lower expenses related to Iomab-B, as well as the recognition of payments received from Astellas. Such payments are accounted for as a reduction in research and development expenses.

General and Administrative Expenses

General and administrative expenses of $2.0 million for the three months ended September 30, 2018 increased $0.3 million compared to $1.7 million for the three months ended September 30, 2017. The increase was primarily attributable to compensation expense relating to the timing of the payment of bonuses to employees and stock option compensation.

Other Income

Other income of $49 thousand for the three months ended September 30, 2018 was attributable to interest income.

Historically, we accounted for certain instruments which do not have fixed settlement provisions as derivative instruments in accordance with FASB ASC 815-40, Derivative and Hedging – Contracts in Entity’s Own Equity. This was due to an anti-dilution provision for certain warrants that provide for a reduction to the exercise price if we issued equity or equity-linked instruments at an effective price per share less than the exercise price then in effect for the warrant, or a “down round provision”. As such, the warrants were re-measured at each balance sheet date based on estimated fair value. Changes in estimated fair value were recorded as non-cash adjustments within other income in our accompanying Consolidated Statements of Operations. We recorded a gain on the change in the estimated fair value of warrants of $372 thousand for the three months ended September 30, 2017.

As of April 1, 2018, we early adopted ASU 2017-11, which revised the guidance for instruments with down-round provisions. As such, we treat outstanding warrants as free-standing equity-linked instruments that are recorded to equity in the Consolidated Balance Sheet as of January 1, 2018. As a result, there was no gain or loss from the valuation of the derivative liability recorded for the three months ended September 30, 2018.

Results of Operations – Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Nine Months Ended September 30,
	2018	2017

Revenues	$-	$-

Operating expenses:
Research and development, net of reimbursements	12,009,517	14,048,315
General and administrative	5,416,184	7,609,309
Depreciation expense	38,064	46,303
Total operating expenses	17,463,765	21,703,927

Other income:
Interest income	129,549	49
Gain on change in fair value of derivative liabilities	-	265,714
Total other income	129,549	265,763

Net loss	$(17,334,216)	$(21,438,164)

Revenues

We recorded no commercial revenues for the nine months ended September 30, 2018 and 2017.

Research and Development Expense

Research and development expenses declined $2.0 million to $12.0 million for the nine months ended September 30, 2018 compared to $14.0 million for the nine months ended September 30, 2017. The decrease was primarily attributable to lower expenses related to Iomab-B, as well as the recognition of payments received from Astellas. Such payments are accounted for as a reduction in research and development expenses.

General and Administrative Expenses

General and administrative expenses declined approximately $2.2 million to $5.4 million for the nine months ended September 30, 2018 compared to $7.6 million for the nine months ended September 30, 2017, primarily attributable to lower compensation expense, resulting from lower stock option expense and lower payroll.

Other Income

Other income of $129 thousand for the nine months ended September 30, 2018 was attributable to interest income. Other income of $266 thousand in the prior-year period is due to the change in valuation of our warrant derivative liability. Upon the adoption of ASC 2017-11 as of April 1, 2018, the warrants previously accounted for as derivative liability were reclassified to equity. As a result, there was no gain or loss from the valuation of the derivative liability recorded for the nine months ended September 30, 2018.

Liquidity and Capital Resources

We have financed our operations primarily through sales of our stock and warrants. The following tables sets forth selected cash flow information for the periods indicated:

	For the Nine Months Ended September 30,
	2018	2017

Cash used in operating activities	$(16,284,173)	$(18,384,823)
Cash used in investing activities	(85,522)	(23,480)
Cash provided by financing activities	13,815,586	18,787,105

Net change in cash, cash equivalents and restricted cash	$(2,554,109)	$378,802

Net cash used in operating activities was $16.2 million and $18.3 million for the nine months ended September 30, 2018 and 2017, respectively. Net cash used in operating activities for the nine months ended September 30, 2018 primarily reflects our net loss for the period of $17.3 million adjusted for various non-cash charges and income, including $1.4 million of stock-based compensation. Net cash used in operating activities for the nine months ended September 30, 2017 primarily reflects our net loss for the period of $21.4 million adjusted for various non-cash charges and income, including $2.9 million of non-cash stock-based compensation.

Net cash provided by financing activities was $13.8 million for the nine months ended September 31, 2018, reflecting our March 2018 sale of units, see below. During the nine months ended September 31, 2017, we received net proceeds of $18.8 million from the sale of our common stock and warrants.

As of September 30, 2018, our cash and cash equivalent balance was $14.8 million. We believe that we have sufficient cash to fund our operations through the next 12 months.

On October 18, 2018, we entered into a purchase agreement, or Purchase Agreement and a registration rights agreement with Lincoln Park Capital Fund, LLC, or Lincoln Park pursuant to which the Company has the right to sell to Lincoln Park shares of our common stock having an aggregate value of up to $32,500,000, subject to certain limitations and conditions set forth in the Purchase Agreement. As consideration for entering into the Purchase Agreement, the Company issued to Lincoln Park 852,537 shares of common stock, (see Footnote 6 to the Consolidated Financial Statements).

Pursuant to the Purchase Agreement, Lincoln Park purchased 3,376,554 shares of common stock, at a price of $0.74 per share, for a total gross purchase price of $2,500,000. Through November 8, 2018, we elected to sell to Lincoln Park 1,000,000 shares and received $705,000.

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

Accounting Pronouncements Recently Adopted

In November 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) amending the presentation of restricted cash within the consolidated statements of cash flows. The new guidance requires that restricted cash be added to cash and cash equivalents on the consolidated statements of cash flows. The Company adopted this ASU on January 1, 2018 on a retrospective basis with the following impacts to our consolidated statements of cash flows for the nine months ended September 30, 2017:

	Previously Reported	Adjustment	As Revised
Net cash provided by (used in) investing activities	$(379,621)	$356,141	$(23,480)

As of September 30, 2018 and December 31, 2017, the Company had a certified deposit of $390,940 as collateral for a letter of credit issued in connection with a lease agreement and as of September 30, 2018, the Company had restricted cash of $40,055 related to credit card accounts.

In May 2014, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers. Under the new standard, revenue is recognized at the time a good or service is transferred to a customer for the amount of consideration for which the entity expects to be entitled for that specific good or service. Entities may use a full retrospective approach or report the cumulative effect as of the date of adoption. We adopted this ASU on January 1, 2018 and the adoption did not have a significant impact to the Company’s financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not currently exposed to significant market risk related to changes in interest rates. As of September 30, 2018, our cash equivalents consisted of primarily of short-term money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2018 and 2017.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of September 30, 2018, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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

We are not profitable and have incurred losses in each period since our inception. As of September 30, 2018, we had an accumulated deficit of $180.5 million. For the nine months ended September 30, 2018, we reported a net loss of $17.3 million. For the years ended December 31, 2017 and 2016, we reported a net loss of $26.6 million and $24.3 million, respectively. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved they will be successfully commercialized, which would have an adverse effect on our business prospects, financial condition and results of operation.

If we fail to obtain additional financing, we will be unable to continue or complete our product development and you will likely lose your entire investment.

We do not currently have sufficient funding for the completion of development nor commercialization of our product candidates and we will need to continue to seek capital from time to time to continue development of our product candidates and to acquire and develop other product candidates. Our first product candidate is not expected to be commercialized, if approved, until at least 2019 and any partnering revenues that it may generate may not be sufficient to fund our ongoing operations. Our cash balance as of September 30, 2018 was $14.8 million. During the year ended December 31, 2017, we raised total net proceeds of approximately $18.8 million from the sale of our common stock and warrants. In March 2018, we raised $13.8 million through the sale of units comprised of shares of common stock and two warrant tranches. On October 18, 2018, the Company and Lincoln Park Capital Fund, LLC entered into a purchase agreement. Pursuant to the agreement, Park Capital Fund, LLC purchased 3,376,554 shares of our common stock, at a price of $0.74 per share, for a total gross purchase price of $2,500,000. Through November 8, 2018, the Company elected to sell to Park Capital Fund, LLC 1,000,000 shares and received $705,000.

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

Our Common Stock has been considered a Penny Stock.

During 2018 to date, 2017, 2016 and most of 2015, the price of our common stock has traded below $5.00 per share, and therefore has been treated as a penny stock. Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

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

Certain warrants were issued to Mr. Sandesh Seth, our Chairman and CEO, as part of investment banking and advisory services either prior to and outside of Mr. Seth’s role as a Board Member and subsequently CEO and are not compensation for Board or CEO services to the Company. The Chairman and CEO has refrained from exercising such warrants that are or have been in the money for all of their existing life in order to align with the long term interests of the Company, in order to maintain that alignment, on November 8, 2018, the Company amended the following Warrants to Purchase Common Stock of the Company, originally dated December 17, 2012, issued to Amrosan LLC, Carnegie Hill Partners, and Bioche Asset Management, LCC (entities affiliated with Mr. Seth’s family) in the amount of 375,556, 353,023 and 721,068 warrant shares, respectively (collectively, the “Warrant Amendments”). Pursuant to the terms of the Warrant Amendments the term of the warrants were extended to February 21, 2022.

The Warrant Amendments are attached hereto as Exhibits 4.1, 4.2 and 4.3 and are incorporated herein by reference. The above description of the Warrant Amendments are only summaries of the terms of the agreements, do not purport to be complete descriptions of such documents, and are qualified in their entirety by reference to the Warrant Amendments, copies of which are attached as exhibits hereto and which are incorporated by reference into this Item 1.01 and Item 5.02.

ITEM 6. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

4.1	Amendment to Actinium Pharmaceuticals, Inc. Warrant to Purchase Common Stock, dated November 8, 2018 issued to Amosan LLC.	Attached

4.2	Amendment to Actinium Pharmaceuticals, Inc. Warrant to Purchase Common Stock, dated November 8, 2018 issued to Carnegie Hill Partners.	Attached

4.3	Amendment to Actinium Pharmaceuticals, Inc. Warrant to Purchase Common Stock, dated November 8, 2018 issued to Bioche Asset Management, LLC.	Attached

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached

32.1	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

32.2	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

101.INS	XBRL Instance Document	Attached

101.SCH	XBRL Taxonomy Extension Schema Document	Attached

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Attached

*	The Exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTINIUM PHARMACEUTICALS, INC.

Date: November 9, 2018	By:	/s/ Sandesh Seth
Sandesh Seth
Chairman and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Steve O’Loughlin
Steve O’Loughlin
Principal Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)