Form 10-Q
period 2019-03-31
Actinium Pharmaceuticals, Inc.
filed 2019-05-10
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

(646) 677-3870

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common stock, par value $0.001	ATNM	NYSE American

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 9, 2019: 162,033,521.

Actinium Pharmaceuticals, Inc.

FORM 10-Q

For the Three months ended March 31, 2019

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company and are unaudited.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2019 and December 31, 2018, and the results of operations, changes in stockholders’ equity and cash flows for the three months ended March 31, 2019 and 2018, respectively, have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2018 in the Company’s Annual Report on Form 10-K.  The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2019	December 31, 2018

Assets
Current Assets:
Cash and cash equivalents	$9,924,882	$13,673,308
Restricted cash – current	40,105	40,075
Prepaid expenses and other current assets	299,575	616,222
Total Current Assets	10,264,562	14,329,605

Property and equipment, net of accumulated depreciation of $197,580 and $266,381, respectively	140,225	118,799
Operating leases right-of-use assets	1,107,139	-
Finance leases right-of-use assets	282,045	-
Security deposit	49,859	49,859
Restricted cash	391,180	391,131
Total Assets	$12,235,010	$14,889,394

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$5,317,871	$5,814,004
Note payable	175,410	249,239
Operating leases current liability	287,451	-
Finance leases current liability	74,161	-
Total Current Liabilities	5,854,893	6,063,243

Long-term operating lease obligations	826,863	-
Long-term finance lease obligations	210,572	13,354
Total Liabilities	6,892,328	6,076,597

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 600,000,000 shares authorized; 119,136,036 and 115,703,044 shares issued and outstanding, respectively	119,136	115,703
Additional paid-in capital	197,751,159	195,554,332
Accumulated deficit	(192,527,613)	(186,857,238)
Total Stockholders’ Equity	5,342,682	8,812,797

Total Liabilities and Stockholders’ Equity	$12,235,010	$14,889,394

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018

Revenue	$-	$-

Operating expenses:
Research and development, net of reimbursements	4,336,367	4,466,441
General and administrative	1,362,917	1,887,238
Total operating expenses	5,699,284	6,353,679

Loss from operations	(5,699,284)	(6,353,679)

Other income:
Interest income - net	28,909	30,342
Total other income	28,909	30,342

Net loss	$(5,670,375)	$(6,323,337)

Net loss per common share – basic and diluted	$(0.05)	$(0.07)
Weighted average common shares outstanding – basic and diluted	117,197,086	88,434,704

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2019

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2019	115,703,044	$115,703	$195,554,332	$(186,857,238)	$8,812,797

Stock-based compensation	2,221	2	316,387	-	316,389
Issuance of common stock from exercise of warrants	2,506,271	2,506	1,501,256	-	1,503,762
Sale of common stock, net of offering costs	924,500	925	379,184	-	380,109
Net loss	-	-	-	(5,670,375)	(5,670,375)
Balance, March 31, 2019	119,136,036	$119,136	$197,751,159	$(192,527,613)	$5,342,682

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2018

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2018	80,072,334	$80,072	$176,810,222	$(163,203,275)	$13,687,019
Stock-based compensation	6,500	7	579,932	-	579,939
Sale of common stock and warrants, net of offering costs	30,237,894	30,238	13,780,499	-	13,810,737
Net loss	-	-	-	(6,323,337)	(6,323,337)
Balance, March 31, 2018	110,316,728	$110,317	$191,170,653	$(169,526,612)	$21,754,358

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(5,670,375)	$(6,323,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	316,389	579,939
Depreciation & amortization expenses	103,883	11,964
Changes in operating assets and liabilities:
(Increase) decrease in:
Prepaid expenses and other current assets	316,647	(348,330)
Increase (decrease) in:
Accounts payable and accrued expenses	(493,409)	620,520
Operating lease liabilities	(62,744)	-
Net Cash Used In Operating Activities	(5,489,609)	(5,459,244)

Cash Flows Use In Investing Activities:
Purchase of property and equipment	(51,145)	(6,991)
Net Cash Used In Investing Activities	(51,145)	(6,991)

Cash Flows From Financing Activities:
Payments on notes payable	(73,829)	-
Payments on finance leases	(17,635)	-
Sales of shares of common stock and warrants, net of offering costs	-	14,870,139
Sale of common stock, net of offering costs	380,109	-
Proceeds from exercise of warrants	1,503,762	-
Net Cash Provided By Financing Activities	1,792,407	14,870,139

Net change in cash, cash equivalents, and restricted cash	(3,748,347)	9,403,904
Cash, cash equivalents, and restricted cash at beginning of period	14,104,514	17,790,576
Cash, cash equivalents, and restricted cash at end of period	$10,356,167	$27,194,480

Supplemental disclosure of cash flow information:
Cash paid for interest on notes payable	$2,438	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Stock issuance costs included in accounts payable and accrued expenses	$-	$1,115,686
Subscription receivable received subsequent to balance sheet date	$-	$56,284

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Nature of Business - Actinium Pharmaceuticals, Inc. (the “Company”, “Actinium”, or “We”) is a clinical-stage biopharmaceutical company focused on improving patient access and outcomes to cellular therapies such as BMT or Bone Marrow Transplant and CAR-T with our proprietary ARC or Antibody Radiation-Conjugates targeted conditioning technology. We are also developing our proprietary AWE or Antibody Warhead Enabling technology platform, which utilizes radioisotopes including iodine-131 and the highly differentiated actinium-225 coupled with antibodies, to target a variety of antigens that are expressed in hematological and solid tumor cancers. We are developing a multi-disease, multi-target pipeline of clinical-stage targeted ARC’s targeting the antigens CD45 and CD33 for targeting conditioning and as a therapeutic either in combination with other therapeutic modalities or as a single agent for patients with a broad range of hematologic malignancies including Acute Myeloid Leukemia (AML), Myelodysplastic Syndrome (MDS) and Multiple Myeloma (MM). Our lead product candidate, Iomab-B, is in a pivotal Phase 3 trial for re-induction and conditioning prior to a BMT for patients with active, relapsed or refractory AML or Acute Myeloid Leukemia. BMT is the only curative treatment option for this patient population and currently no standard of care exists. Actimab-MDS is our second pivotal program for targeted conditioning that will study the ARC comprised of the anti-CD33 monoclonal antibody lintuzumab linked to the radioisotope actinium-225 in patients with high-risk MDS in combination with RIC or Reduced Intensity Conditioning prior to a BMT. Our Iomab-ACT construct is a lower dose of Iomab-B (CD45 – I-131) that we are developing as a targeted conditioning or lymphodepletion agent prior to CAR-T and adoptive cell therapies. We currently have multiple clinical trials ongoing, in startup phase, or in planning, to use our CD33 ARC in combination with other therapeutic modalities such as chemotherapy, targeted agents or immunotherapy. We have initiated several combination trials, including our doublet combination trial with our CD33 ARC, venetoclax, a BCL-2 inhibitor, for patients with relapsed or refractory AML, our triplet combination trial with our CD33 ARC and venetoclax and an HMA or hypomethylating agent and our CD33 ARC with the salvage chemotherapy regimen CLAG-M (cladribine, cytarabine, filgrastim and mitoxantrone) for patients with relapsed or refractory AML. We are also studying our CD33 ARC as a single agent for patients with penta-refractory multiple myeloma. Our AWE technology platform enables our internal pipeline expansion and with the radioisotope actinium-225 is being utilized in a collaborative research partnership with Astellas Pharma, Inc. Actinium’s clinical programs and AWE technology platform are covered by a portfolio of over 110 patents covering composition of matter, formulations, methods of use, the DOTA linker technology for actinium-225 applications and methods of manufacturing the actinium-225 radioisotope in a cyclotron.

Basis of Presentation - Unaudited Interim Financial Information - The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2018.

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

Cash, Cash Equivalents and Restricted Cash - The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. Balances held by the Company are typically in excess of Federal Deposit Insurance Corporation insured limits.

Following is a summary of cash, cash equivalents and restricted cash at March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$9,924,882	$13,673,308
Restricted cash – current	40,105	40,075
Restricted cash – long term	391,180	391,131
Cash, cash equivalent and restricted cash	$10,356,167	$14,104,514

Leases – See Note 3.

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

Net Loss Per Common Share - Basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the reporting period. For the three months ended March 31, 2019 and 2018, the Company’s potentially dilutive shares, which include outstanding common stock options and warrants have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

	March 31, 2019	March 31, 2018
Options	7,783,301	5,812,042
Warrants	43,473,269	55,903,878
Total	51,256,570	61,715,920

Reclassification – To conform to the current-year presentation, certain amounts have been reclassified in the presentation of the prior-year financial statements. These reclassifications had no impact on the previously reported Consolidated Balance Sheet, Consolidated Statement of Operations or Consolidated Statement of Cash Flows.

Accounting Standards Recently Adopted -

Historically, the Company accounted for certain instruments, which do not have fixed settlement provisions, as derivative instruments in accordance with FASB ASC 815-40, Derivative and Hedging – Contracts in Entity’s Own Equity. This was due to an anti-dilution provision for the warrants that provided for a reduction to the exercise price if the Company issued equity or equity-linked instruments in the future at an effective price per share less than the exercise price then in effect for the warrant (“down round provision”). As such, the warrants were re-measured at each balance sheet date based on estimated fair value. Changes in estimated fair value were recorded as non-cash adjustments within other income, net, in the Company’s Consolidated Statements of Operations.

In July 2017, the Financial Accounting Standards Board, (“FASB”), issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The guidance was adopted as of April 1, 2018. In accordance with the guidance presented in the ASU 2017-11, the fair value of the derivative liability balance for 57,212 warrants as of December 31, 2017 of $16 thousand was reclassified by means of a cumulative-effect adjustment to equity as of January 1, 2018. The adoption of ASU 2017-11 resulted in the elimination of a gain on the change in far value of derivative liabilities of $9,076 on the Company’s Consolidated Statement of Operations previously reported for the three months ended March 31, 2018.

In February 2016, FASB issued ASU No. 2016-02 Leases (Topic 842), which created new accounting and reporting guidelines for leasing arrangements. The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize on its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. In July 2018, FASB issued ASU No. 2018-11, Leases (Topic 842) -Targeted Improvements, providing an optional transition method that allows entities to initially apply the new leases standard at the adoption date. The Company adopted this Standard effective January 1, 2019, see Note 3.

In June 2018, FASB issued ASU 2018-07 to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted this Standard effective January 1, 2019; there was no material impact on its financial statements.

Recent Accounting Standards –

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the standard for disclosures modified or removed with a delay of adoption of the additional disclosures until their effective date. The Company is in the process of evaluating the provisions of the ASU but does not expect it to have a material effect on its consolidated financial statements.

In November 2018, FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which, among other things, provides guidance on how to assess whether certain collaborative arrangement transactions should be accounted for under Topic 606. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company is in the process of evaluating the impact the standard will have on its financial statements.

Note 2 - Commitments and Contingencies

Agreements

The Company has entered into agreements with third parties for the rights to certain intellectual property, manufacturing and clinical trial services under which the Company may incur obligations to make payments including upfront payments as well as milestone and royalty payments. Notable inclusions in this category are:

a.	Oak Ridge National Laboratory (“ORNL”) – The Company is contracted to purchase radioactive material to be used for research and development, with a renewal option at the contract end. On December 19, 2018, the Company signed a contract with ORNL to purchase $0.2 million of radioactive material during calendar year 2019. During the three months ended March 31, 2019 and 2018, the Company purchased material from ORNL of $0.1 million.

b.	On June 15, 2012, the Company entered into a license and sponsored research agreement with Fred Hutchinson Cancer Research Center (“FHCRC”) for BC8 (licensed antibody), the antibody used in our Iomab-B and Iomab-ACT programs. The Company has been granted exclusive rights to any products or process which utilizes the master cell bank or the BC8 monoclonal antibody, the master cell bank and related documentation, BC8 antibody manufacturing documentation and all clinical, preclinical and technical data owned or controlled by FHCRC related to the BC8 program. A milestone payment of $1 million will be due to FHCRC upon FDA approval of the first drug utilizing the licensed BC 8 antibody. Upon commercial sale of the drug, royalty payments of 2% of net sales will be due to FHCRC.

c.	On February 27, 2014, the Company entered into a manufacturing agreement with Goodwin Biotechnology Inc. (“Goodwin”). Goodwin oversees the current Good Manufacturing Practices (“cGMP”) production of a monoclonal antibody used in the Phase 3 clinical trial of Iomab-B. In addition, Goodwin is also conducting manufacturing activity to support a potential BLA filing. For the three months ended March 31, 2019 and 2018, the Company paid Goodwin $0.9 million and $0.4 million, respectively.

d.	On February 16, 2016, the Company entered into an agreement with Medpace, Inc. (“Medpace”), a Contract Research Organization, (“CRO”). Medpace provides project management services for the Iomab-B study. The total project is currently estimated to cost $10.2 million. As of March 31, 2019, the remaining cost of the agreement is $3.1 million. Medpace bills the Company when services are rendered and the Company records the related expense to research and development costs. For the three months ended March 31, 2019 and 2018, the Company paid Medpace $0.4 million and $0.6 million, respectively.

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

Note 3 - Leases

The Company adopted ASC 842 as of January 1, 2019, using a modified retrospective approach and applying the standard’s transition provisions at January 1, 2019, the effective date. The Company made an accounting policy election to exclude from balance sheet reporting those leases with initial terms of 12 months or less. At March 31, 2019, the Company has an operating lease for corporate office space and two finance leases for office equipment and furniture located at the corporate office space. In addition, the Company has auxiliary corporate office space that it rents on a month-to-month basis; this rental is accounted for as an operating lease with the same term as the Company’s main office in the same building. Upon adoption of ASC 842, the Company recognized $1.2 million of right-to-use assets as operating leases and $0.3 million of right-to-use assets as finance leases. The Company also recognized $0.2 million of long-term operating lease obligations, net of the current portion of $0.1 million and $0.9 million of long-term finance lease obligations, net of the current portion of $0.3 million.

The components of lease expense are as follows:

Three months ended March 31, 2019
Operating lease expense	$93,045

Finance lease cost
Amortization of right-to-use assets	$20,324
Interest on lease liabilities	$5,930
Total finance lease cost	$26,254

Supplemental cash flow information and non-cash activity related to leases are as follows:

Three months ended March 31, 2019
Cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$85,869
Operating cash flows from finance leases	$5,930
Financing cash flows from finance leases	$17,635

Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,107,139
Finance Leases	$282,045

Weighted-average remaining lease terms are as follows:

As of March 31, 2019
Weighted average remaining lease term:
Operating leases	3.5 years
Finance Leases	3.4 years

As most of the Company’s leases do not provide an implicit rate, the Company use its incremental borrowing rate based on the information available at adoption date in determining the present value of lease payment. Below is information of the incremental borrowing rate used:

Weighted average discount rate:
Operating leases	8%
Finance Leases	8%

Maturities of lease liabilities are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2019 (excluding three months ended March 31, 2019)	$272,802	$70,695
2020	375,352	94,260
2021	377,714	94,260
2022	252,907	64,144
2023	-	3,912
Total lease payments	$1,278,775	$327,271
Less imputed interest	(164,461)	(42,538)
Present value of lease liabilities	$1,114,314	$284,733

Note 4 - Equity

In January 2019, the Company sold 924,500 common shares through its at-the-market program, resulting in net proceeds of $0.4 million.

In March 2018, the Company sold an aggregate of 30,237,894 units consisting of an aggregate of 30,237,894 shares of common stock, 7,559,445 series A warrants and 22,678,393 series B warrants, with each series A warrant exercisable for one share of Common Stock at an exercise price of $0.60 per share and each series B warrant exercisable for one share of Common Stock at an exercise price of $0.70 per share, resulting in gross proceeds of $15.1 million (each unit was sold at $0.50 per unit), and net proceeds of $13.8 million after deducting expenses relating to dealer-manager fees and other offering expenses.

Stock Options

During the three months ended March 31, 2019, the Company granted its employees options to purchase 0.7 million shares of the Company’s common stock with an exercise price ranging from $0.40 to $0.58 per share, a term of 10 years, and a vesting period of 4 years. The options have an aggregated fair value of $0.2 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate range from 2.45% to 2.60% (2) expected life of 6 years, (3) expected volatility range from 78.5% to 79.0%, and (4) no expected dividends. During the three months ended March 31, 2019, options to purchase 0.1 million shares were cancelled upon the termination of employment for several employees.

The fair values of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at March 31, 2019 was $2.5 million. During the three months ended March 31, 2019 and 2018, the Company recorded total option expense of $0.3 million and $0.6 million, respectively.

As of March 31, 2019, the Company had options to purchase 7.8 million common shares outstanding with a weighted average exercise price of $1.65 per share and a weighted average remaining contractual term of 8.01 years.

Warrants

During the three months ended March 31, 2019, holders of March 2018 series A warrants exercised 2.5 million shares, resulting in proceeds of $1.5 million to the Company. . The remaining March 2018 series A warrants to purchase 5.0 million shares have expired. There were also warrants to purchase 4.9 million shares that expired during the three months ended March 31, 2019.

Following is a summary of warrant activity for the three months ended March 31, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	55,820,876	$1.20	2.04	$569,038
Granted	-
Exercised	(2,506,271)	0.60
Cancelled	(9,841,337)	2.80
Outstanding, March 31, 2019	43,473,269	0.88	2.33	719,300

Exercisable, March 31, 2019	43,272,019	0.86	2.32	709,550

Note 5 - Subsequent Event

In April 2019, the Company sold 42.9 million shares of common stock at an offering price of $0.385 per share and warrants to purchase up to 42.9 million shares of common stock at an exercise price of $0.50 per share and with a term of 5 years, resulting in gross proceeds of $16.5 million and net proceeds of $15.1 million after deducting underwriting and other offering expenses.

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

Description of Business

Actinium Pharmaceuticals, Inc. is a clinical-stage biopharmaceutical company focused on improving patient access and outcomes to cellular therapies such as BMT or Bone Marrow Transplant and CAR-T with our proprietary ARC or Antibody Radiation-Conjugate targeted conditioning technology. We are also developing our proprietary AWE or Antibody Warhead Enabling technology platform, which utilizes radioisotopes including iodine-131 and the highly differentiated actinium-225 coupled with antibodies, to target a variety of antigens that are expressed in hematological and solid tumor cancers. We are developing a multi-disease, multi-target pipeline of clinical-stage targeted ARC’s targeting the antigens CD45 and CD33 for targeting conditioning and as a therapeutic either in combination with other therapeutic modalities or as a single agent for patients with a broad range of hematologic malignancies including Acute Myeloid Leukemia (AML), Myelodysplastic Syndrome (MDS) and Multiple Myeloma (MM). Our lead product candidate, Iomab-B, is in a pivotal Phase 3 trial for re-induction and conditioning prior to a BMT for patients with active, relapsed or refractory AML or Acute Myeloid Leukemia. BMT is the only curative treatment option for this patient population and currently no standard of care exists. Actimab-MDS is our second pivotal program for targeted conditioning that will study the ARC comprised of the anti-CD33 monoclonal antibody lintuzumab linked to the radioisotope actinium-225 in patients with high-risk MDS in combination with RIC or Reduced Intensity Conditioning prior to a BMT. Our Iomab-ACT construct is a lower dose of Iomab-B (CD45 – I-131) that we are developing as a targeted conditioning or lymphodepletion agent prior to CAR-T and adoptive cell therapies. We currently have multiple clinical trials ongoing, in startup phase, or in planning, to use our CD33 ARC in combination with other therapeutic modalities such as chemotherapy, targeted agents or immunotherapy. We have initiated several combination trials, including our doublet combination trial with our CD33 ARC and venetoclax, a BCL-2 inhibitor, for patients with relapsed or refractory AML, our triplet combination trial with our CD33 ARC, venetoclax and an HMA or hypomethylating agent and our CD33 ARC with the salvage chemotherapy regimen CLAG-M (cladribine, cytarabine, filgrastim and mitoxantrone) for patients with relapsed or refractory AML. We are also studying our CD33 ARC as a single agent for patients with penta-refractory multiple myeloma. Our AWE technology platform enables our internal pipeline expansion and with the radioisotope actinium-225 is being utilized in a collaborative research partnership with Astellas Pharma, Inc. Actinium’s clinical programs and AWE technology platform are covered by a portfolio of over 110 patents covering composition of matter, formulations, methods of use, the gold standard DOTA linker technology for actinium-225 applications and methods of manufacturing the actinium-225 radioisotope in a cyclotron.

We have never generated revenue. Currently we do not have a recurring source of revenues to cover our operating costs. We have incurred net losses and negative operating cash flows since inception. As of March 31, 2019 and December 31, 2018, our accumulated deficit was $192.5 million and $186.9 million, respectively. Our net loss was $5.7 million for the three months ended March 31, 2019 and was $23.7 million for the year ended December 31, 2018. In April 2019, we sold 42.9 million shares of common stock at an offering price of $0.385 per share and warrants to purchase up to 42.9 million shares of common stock at an exercise price of $0.50 per share and with a term of 5 years, resulting in gross proceeds of $16.5 million and net proceeds of $15.1 million after deducting underwriting and other offering expenses. As of the date of filing this report, we expect that our existing resources will be sufficient to fund our planned operations for at least the next twelve months.

Results of Operations – Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Three Months Ended March 31,
	2019	2018

Revenue	$-	$-

Operating expenses:
Research and development, net of reimbursements	4,336,367	4,466,441
General and administrative	1,362,917	1,887,238
Total operating expenses	5,699,284	6,353,679

Other income:
Interest income - net	28,909	30,342
Total other income	28,909	30,342

Net loss	$(5,670,375)	$(6,323,337)

Revenue

We recorded no commercial revenue for the three months ended March 31, 2019 and 2018.

Research and Development Expense

In March 2018, we entered into a research and option agreement with Astellas to develop Actinium-225 Radio-Conjugates, or ARCs, using our Antibody Warhead Enabling, or AWE, Platform Technology. Under this collaboration, we will utilize our AWE Platform to conjugate and label selected Astellas targeting agents with an Actinium-225 payload. We will also be responsible for conducting preclinical validation studies on any ARCs generated.

Research and development expenses declined $0.1 million to $4.3 million for the three months ended March 31, 2019 compared to $4.5 million for the three months ended March 31, 2018, primarily attributable to the recognition of payments received from Astellas, which are accounted for as a reduction in research and development expenses.

General and Administrative Expenses

General and administrative expenses of $1.4 million for the three months ended March 31, 2109 decreased $0.5 million compared to $1.9 million for the three months ended March 31, 2018. The decrease was primarily attributable to lower professional fees and lower compensation expense relating to stock option compensation,

Other Income

Other income of $29 thousand for the three months ended March 31, 2019 resulted from net interest income and was virtually unchanged compared to the three months ended March 31, 2018.

Liquidity and Capital Resources

We have financed our operations primarily through sales of our stock and warrants. The following tables sets forth selected cash flow information for the periods indicated:

	For the Three Months Ended March 31,
	2019	2018

Cash used in operating activities	$(5,489,609)	$(5,459,244)
Cash used in investing activities	(51,145)	(6,991)
Cash provided by financing activities	1,792,407	14,870,139

Net change in cash, cash equivalents and restricted cash	$(3,748,347)	$9,403,904

Net cash used in operating activities was virtually unchanged, with $5.5 million being used in operating activities for the three months ended March 31, 2019 and 2018, respectively.

Net cash provided by financing activities was $1.8 million for the three months ended March 31, 2019, reflecting proceeds from the exercise of warrants and proceeds from the sale of shares of common stock, partially offset by payments on notes payable and finance leases. During the three months ended March 31, 2018, we received net proceeds of $14.9 million from the sale of our common stock and warrants.

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

Our significant accounting policies are described in detail in the notes to our consolidated financial statements appearing in our Annual Report filed on Form 10-K for the year ended December 31, 2018.

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

Accounting Standards Recently Adopted

Historically, we accounted for certain instruments, which do not have fixed settlement provisions, as derivative instruments in accordance with FASB ASC 815-40, Derivative and Hedging – Contracts in Entity’s Own Equity. This was due to an anti-dilution provision for the warrants that provides for a reduction to the exercise price if we issue equity or equity-linked instruments in the future at an effective price per share less than the exercise price then in effect for the warrant (“down round provision”). As such, the warrants were re-measured at each balance sheet date based on estimated fair value. Changes in estimated fair value were recorded as non-cash adjustments within other income, net, in our Consolidated Statements of Operations.

In July 2017, the Financial Accounting Standards Board, or FASB, issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The guidance was adopted as of April 1, 2018. In accordance with the guidance presented in the ASU 2017-11, the fair value of the derivative liability balance for 57,212 warrants as of December 31, 2017 of $16 thousand was reclassified by means of a cumulative-effect adjustment to equity as of January 1, 2018. The adoption of ASU 2017-11 resulted in the elimination of a gain on the change in far value of derivative liabilities of $9,076 on the Company’s Consolidated Statement of Operations previously reported for the three months ended March 31, 2018.

In February 2016, FASB issued ASU No. 2016-02 Leases (Topic 842), which created new accounting and reporting guidelines for leasing arrangements. The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize on its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. In July 2018, FASB issued ASU No. 2018-11, Leases (Topic 842) -Targeted Improvements, providing an optional transition method that allows entities to initially apply the new leases standard at the adoption date and we adopted this Standard effective January 1, 2019, see Note 3 to the financial statements.

In June 2018, FASB issued ASU 2018-07 to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. We adopted this Standard effective January 1, 2019. There was no material impact on our financial statements.

Recent Accounting Standards

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the standard for disclosures modified or removed with a delay of adoption of the additional disclosures until their effective date. We are in the process of evaluating the provisions of the ASU but does not expect it to have a material effect on its consolidated financial statements.

In November 2018, FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which, among other things, provides guidance on how to assess whether certain collaborative arrangement transactions should be accounted for under Topic 606. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We are in the process of evaluating the impact the standard will have on its financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not currently exposed to significant market risk related to changes in interest rates. As of March 31, 2019, our cash equivalents consisted of primarily of short-term money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2019 and 2018.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of March 31, 2019, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our system of internal controls over financial reporting during the period covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In analyzing our company, you should consider carefully the following risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q. Factors that could cause or contribute to differences in our actual results include those discussed in the following subsection, as well as those discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Annual Report filed on Form 10-K for the year ended December 31, 2018. Each of the following risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our company. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

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

We are not profitable and have incurred losses in each period since our inception. As of March 31, 2019 and December 31, 2018, we had an accumulated deficit of $192.5 million and $186.9 million, respectively. We reported a net loss of $5.7 million for the three months ended March 31, 2019 and we reported a net loss of $23.7 million for the year ended December 31, 2018. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved they will be successfully commercialized, which would have an adverse effect on our business prospects, financial condition and results of operation.

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

As of March 31, 2019, our cash and cash equivalent balance was $9.9 million In April 2019, we sold 42.9 million shares of common stock at an offering price of $0.385 per share and warrants to purchase up to 42.9 million shares of common stock at an exercise price of $0.50 per share and with a term of 5 years, resulting in gross proceeds of $16.5 million and net proceeds of $15.1 million after deducting underwriting and other offering expenses.

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

 Although we do not have any international operations at this time, we intend to seek market clearances in foreign markets that we believe will generate significant opportunities. However, even with the cooperation of a commercialization partner, conducting drug development in foreign countries involves inherent risks, including, but not limited to difficulties in staffing, funding and managing foreign operations; unexpected changes in regulatory requirements; export restrictions; tariffs and other trade barriers; difficulties in protecting, acquiring, enforcing and litigating intellectual property rights; fluctuations in currency exchange rates; and potentially adverse tax consequences.

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

Our future operations and successes depend in large part upon the continued service of key members of our senior management team whom we are highly dependent upon to manage our business. If any member of our current senior management terminates his or her employment with us and we are unable to find a suitable replacement quickly, the departure could have a material adverse effect on our business.

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

We expect to need to grow rapidly in order to support additional, larger, and potentially international, pivotal clinical trials of our product candidates and potential related regulatory submissions, which will place a significant strain on our financial, managerial and operational resources. In order to achieve and manage growth effectively, we must continue to improve and expand our operational and financial management capabilities. Moreover, we will need to increase staffing and to train, motivate and manage our employees. All of these activities will increase our expenses and may require us to raise additional capital sooner than expected. Failure to manage growth effectively could materially harm our business, financial condition or results of operations.

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

Our Common Stock has been considered a Penny Stock.

During the first three months of 2019, and for the years of 2018, 2017 and 2016, the price of our common stock has traded below $5.00 per share, and therefore has been treated as a penny stock. Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

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

ACTINIUM PHARMACEUTICALS, INC.

Date: May 10, 2019	By:	/s/ Sandesh Seth
Sandesh Seth
Chairman and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Steve O’Loughlin
Steve O’Loughlin
Principal Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)