Form 10-Q
period 2019-06-30
Actinium Pharmaceuticals, Inc.
filed 2019-08-09
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 9, 2019: 162,425,600.

Actinium Pharmaceuticals, Inc.

FORM 10-Q

For the Three months ended June 30, 2019

i

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2019 and December 31, 2018, and the results of operations and cash flows for the three months and six months ended June 30, 2019 and 2018, respectively, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2018 in the Company’s Annual Report on Form 10-K. The results of operations for the three months and six months ended June 30, 2019 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2019	December 31, 2018

Assets
Current Assets:
Cash and cash equivalents	$19,520,993	$13,673,308
Restricted cash – current	88,174	40,075
Prepaid expenses and other current assets	336,163	616,222
Total Current Assets	19,945,330	14,329,605

Property and equipment, net of accumulated depreciation of $211,313 and $266,381, respectively	134,835	118,799
Operating leases right-of-use assets	1,035,956	-
Finance leases right-of-use assets	261,721	-
Security deposit	49,859	49,859
Restricted cash	391,180	391,131
Total Assets	$21,818,881	$14,889,394

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$4,700,582	$5,814,004
Note payable	100,777	249,239
Operating leases current liability	301,067	-
Finance leases current liability	75,655	-
Total Current Liabilities	5,178,081	6,063,243

Long-term operating lease obligations	749,239	-
Long-term finance lease obligations	191,089	13,354
Total Liabilities	6,118,409	6,076,597

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 600,000,000 shares authorized; 162,033,521 and 115,703,044 shares issued and outstanding, respectively	162,034	115,703
Additional paid-in capital	213,094,238	195,554,332
Accumulated deficit	(197,555,800)	(186,857,238)
Total Stockholders’ Equity	15,700,472	8,812,797

Total Liabilities and Stockholders’ Equity	$21,818,881	$14,889,394

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development, net of reimbursements	4,009,792	3,329,632	8,346,159	7,796,073
General and administrative	1,076,516	1,583,188	2,439,433	3,470,426
Total operating expenses	5,086,308	4,912,820	10,785,592	11,266,499

Loss from operations	(5,086,308)	(4,912,820)	(10,785,592)	(11,266,499)

Other income:
Interest income - net	59,390	50,030	88,299	80,372
Total other income	59,390	50,030	88,299	80,372

Net loss	$(5,026,918)	$(4,862,790)	$(10,697,293)	$(11,186,127)

Deemed dividend for warrant down-round protection provision	(1,269)	-	(1,269)	-
Net loss applicable to common stockholders	$(5,028,187)	$(4,862,790)	$(10,698,562)	$(11,186,127)

Loss per common share – basic and diluted	$(0.03)	$(0.04)	$(0.08)	$(0.11)
Weighted average common shares outstanding – basic and diluted	151,544,137	110,363,370	134,286,443	99,459,614

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2019

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2019	115,703,044	$115,703	$195,554,332	$(186,857,238)	$8,812,797

Stock-based compensation	2,221	2	316,387	-	316,389
Issuance of common stock from exercise of warrants	2,506,271	2,506	1,501,256	-	1,503,762
Sale of common stock, net of offering costs	924,500	925	379,184	-	380,109
Net loss	-	-	-	(5,670,375)	(5,670,375)
Balance, March 31, 2019	119,136,036	119,136	197,751,159	(192,527,613)	5,342,682

Stock-based compensation	-	-	276,680	-	276,680
Issuance of common stock from exercise of warrants	37,485	38	(38)	-	-
Sale of common stock and warrants, net of offering costs	42,860,000	42,860	15,065,168	-	15,108,028
Deemed dividend for warrant down-round protection provision	-	-	1,269	(1,269)	-
Net loss	-	-	-	(5,026,918)	(5,026,918)
Balance, June 30, 2019	162,033,521	$162,034	$213,094,238	$(197,555,800)	$15,700,472

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2018

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2018	80,072,334	$80,072	$176,810,222	$(163,203,275)	$13,687,019
Stock-based compensation	6,500	7	579,932	-	579,939
Sale of common stock and warrants, net of offering costs	30,237,894	30,238	13,780,499	-	13,810,737
Net loss	-	-	-	(6,323,337)	(6,323,337)
Balance, March 31, 2018	110,316,728	110,317	191,170,653	(169,526,612)	21,754,358

Stock-based compensation	139,893	139	425,686	-	425,825
Issuance of common stock from exercise of warrants	1,500	2	898	-	900
Net loss	-	-	-	(4,862,790)	(4,862,790)
Balance, June 30, 2018	110,458,121	$110,458	$191,597,237	$(174,389,402)	$17,318,293

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(10,697,293)	$(11,186,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	593,069	1,005,764
Depreciation & amortization expenses	209,123	24,780
Changes in operating assets and liabilities:
(Increase) Decrease in:
Prepaid expenses and other current assets	280,059	(130,712)
Increase (Decrease) in:
Accounts payable and accrued expenses	(1,110,698)	616,131
Operating lease liabilities	(126,752)	-
Net Cash Used In Operating Activities	(10,852,492)	(9,670,164)

Cash Flows Use In Investing Activities:
Purchase of property and equipment	(59,488)	(26,811)
Net Cash Used In Investing Activities	(59,488)	(26,811)

Cash Flows From Financing Activities:
Payments on notes payable	(148,462)	-
Payments on finance leases	(35,624)	-
Sales of shares of common stock and warrants, net of offering costs	15,488,137	13,810,737
Proceeds from exercise of warrants	1,503,762	900
Net Cash Provided By Financing Activities	16,807,813	13,811,637

Net change in cash, cash equivalents, and restricted cash	5,895,833	4,114,662
Cash, cash equivalents, and restricted cash at beginning of period	14,104,514	17,790,576
Cash, cash equivalents, and restricted cash at end of period	$20,000,347	$21,905,238

Supplemental disclosure of cash flow information:
Cash paid for interest on notes payable	$4,071	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash flow information:
Deemed dividend for warrant down-round protection provision	$1,269	$-

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Nature of Business - Actinium Pharmaceuticals, Inc. (the “Company”, “Actinium”, or “We”) is a clinical-stage biopharmaceutical company developing ARC’s or Antibody Radiation-Conjugates, which combine the targeting ability of antibodies with the cell killing ability of radiation. Actinium’s lead application for our ARC’s is targeted conditioning, which is intended to selectively kill patient’s cancer cells and certain immune cells prior to a BMT or Bone Marrow Transplant, CAR-T and other cell therapies. With our ARC approach, we seek to improve patient outcomes and access to these potentially curative treatments by eliminating or reducing the non-targeted chemotherapy that is used for conditioning in standard practice currently. Our lead product candidate, Iomab-B is being studied in the ongoing pivotal Phase 3 Study of Iomab-B in Elderly Relapsed or Refractory Acute Myeloid Leukemia (“SIERRA”) trial for BMT conditioning. Beyond Iomab-B, we are developing a multi-disease, multi-target pipeline of clinical-stage ARC’s targeting the antigens CD45 and CD33 for targeted conditioning and as a therapeutic either in combination with other therapeutic modalities or as a single agent for patients with a broad range of hematologic malignancies including AML or Acute Myeloid Leukemia, MDS or Myelodysplastic Syndrome MM or Multiple Myeloma. Underpinning our clinical programs is our proprietary AWE or Antibody Warhead Enabling technology platform. This is where our intellectual property portfolio of over 100 patents, know-how, collective research and expertise in the field are being leveraged to construct and study novel ARC’s and ARC combinations to bolster our pipeline and for strategic purposes. Our AWE technology platform is currently being utilized in a collaborative research partnership with Astellas Pharma, Inc.

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

Following is a summary of cash, cash equivalents and restricted cash at June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$19,520,993	$13,673,308
Restricted cash – current	88,174	40,075
Restricted cash – long-term	391,180	391,131
Cash, cash equivalents and restricted cash	$20,000,347	$14,104,514

Current restricted cash relates to credit card accounts, while long-term restricted cash relates to a certificate of deposit held as collateral for a letter of credit issued in connection with the Company’s lease for corporate office space.

Leases – The Company has operating and finance leases for corporate office space, office equipment and furniture located at the corporate office space. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense for these leases is recognized on a straight-line basis over the lease term.

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

Loss Per Common Share - Basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the reporting period. For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common shares underlying common stock options and warrants using the treasury stock method. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive. For the six months ended June 30, 2019 and 2018, the Company’s potentially dilutive shares, which include outstanding common stock options and warrants have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

	June 30, 2019	June 30, 2018
Options	7,931,861	5,800,742
Warrants	86,335,713	56,015,610
Total	94,267,574	61,816,352

Reclassification – To conform to the current-year presentation, certain amounts have been reclassified in the presentation of the prior-year financial statements.

Accounting Standards Recently Adopted -

Historically, the Company accounted for certain instruments, which do not have fixed settlement provisions, as derivative instruments in accordance with FASB ASC 815-40, Derivative and Hedging – Contracts in Entity’s Own Equity. This was due to an anti-dilution provision for the warrants that provides for a reduction to the exercise price if the Company issues equity or equity-linked instruments in the future at an effective price per share less than the exercise price then in effect for the warrant (“down round provision”). As such, the warrants were re-measured at each balance sheet date based on estimated fair value. Changes in estimated fair value were recorded as non-cash adjustments within other income (expense), net, in the Company’s Consolidated Statements of Operations.

In July 2017, the Financial Accounting Standards Board, (“FASB”), issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The guidance was adopted as of April 1, 2018 and did not have a significant impact to the Company’s financial statements.

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

Note 2 - Commitments and Contingencies

Agreements

The Company has entered into agreements with third parties for the rights to certain intellectual property, manufacturing and clinical trial services under which the Company may incur obligations to make payments including upfront payments as well as milestone and royalty payments. Notable inclusions in this category are:

a.	Oak Ridge National Laboratory (“ORNL”) – The Company is contracted to purchase radioactive material to be used for research and development, with a renewal option at the contract end. On December 19, 2018, the Company signed a contract with ORNL to purchase $0.2 million of radioactive material during calendar year 2019. During the six months ended June 30, 2019 and 2018, the Company purchased material from ORNL of approximately $0.1 million.

b.	On June 15, 2012, the Company entered into a license and sponsored research agreement with Fred Hutchinson Cancer Research Center (“FHCRC”) to build upon previous and ongoing clinical trials, with BC8 (licensed antibody). FHCRC has currently completed both a Phase 1 and Phase 2 clinical trial with BC8. The Company has been granted exclusive rights to the BC8 antibody and related master cell bank developed by FHCRC. A milestone payment of $1 million will be due to FHCRC upon FDA approval of the first drug utilizing the licensed BC 8 antibody. Upon commercial sale of the drug, royalty payments of 2% of net sales will be due to FHCRC.

c.	On February 27, 2014, the Company entered into a manufacturing agreement with Goodwin Biotechnology Inc. (“Goodwin”). Goodwin oversees the current Good Manufacturing Practices (“cGMP”) production of a monoclonal antibody used in the Phase 3 clinical trial of Iomab-B. As of June 30, 2019, the remaining cost of the service agreement is $0.6 million. For the six months ended June 30, 2019 and 2018, the Company paid Goodwin $1.4 million and $0.8 million, respectively.

d.	On February 16, 2016, the Company entered into an agreement with Medpace, Inc. (“Medpace”), a Contract Research Organization, (“CRO”). Medpace provides project management services for the Iomab-B study. The total project is currently estimated to cost approximately $10.2 million. As of June 30, 2019, the remaining cost of the agreement is approximately $2.8 million. Medpace bills the Company when services are rendered and the Company records the related expense to research and development costs. During the six months ended June 30, 2019 and 2018, the Company paid Medpace $1.5 million.

Collaborative Agreement

In March 2018, the Company entered into a research and option agreement with Astellas Pharma Inc. (“Astellas”) to develop ARC’s using the Company’s AWE Technology Platform. Under this collaboration, the Company will utilize its AWE Platform to conjugate and label selected Astellas targeting agents with an Actinium-225 payload. The Company will also be responsible for conducting preclinical validation studies on any ARC’s generated. Payments from Astellas under this agreement are accounted for as a reduction to research and development expense.

Note 3 - Leases

The Company adopted ASC 842 as of January 1, 2019, using a modified retrospective approach and applying the standard’s transition provisions at January 1, 2019, the effective date. The Company made an accounting policy election to exclude from balance sheet reporting those leases with initial terms of 12 months or less. At June 30, 2019, the Company has an operating lease for corporate office space and two finance leases for office equipment and furniture located at the corporate office space. In addition, the Company has auxiliary corporate office space that it rents on a month-to-month basis; this rental is accounted for as an operating lease with the same term as the Company’s main office in the same building. Upon adoption of ASC 842, the Company recognized $1.2 million of right-to-use assets as operating leases and $0.3 million of right-to-use assets as finance leases. The Company also recognized $0.2 million of long-term operating lease obligations, net of the current portion of $0.1 million and $0.9 million of long-term finance lease obligations, net of the current portion of $0.3 million.

The components of lease expense are as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Operating lease expense	$93,043	$186,088

Finance lease cost
Amortization of right-to-use assets	$20,323	$40,647
Interest on lease liabilities	$5,576	$11,506
Total finance lease cost	$25,899	$52,153

Supplemental cash flow information related to leases are as follows:

	Three months ended June 30, 2019	Six months ended June 30, 2019
Cash flow information:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$85,869	$171,738
Operating cash flows from finance leases	$5,576	$11,506
Financing cash flows from finance leases	$17,989	$35,624

Non-cash activity:

Right-of-use assets obtained in exchange for lease obligations at June 30, 2019:
Operating leases	$1,035,956
Finance Leases	$261,721

Weighted average remaining lease terms are as follows at June 30, 2019:

Weighted average remaining lease term:
Operating leases	3.2 years
Finance Leases	3.2 years

As the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments. Below is information on the weighted average discount rates used:

Weighted average discount rates:
Operating leases	8%
Finance Leases	8%

Maturities of lease liabilities are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2019 (excluding six months ended June 30, 2019)	$186,932	$47,130
2020	375,352	94,260
2021	377,715	94,260
2022	252,907	64,144
2023	-	3,912
Total lease payments	$1,192,906	$303,706
Less imputed interest	(142,600)	(36,962)
Present value of lease liabilities	$1,050,306	$266,744

Note 4 - Equity

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

In March 2018, the Company sold an aggregate of 30,237,894 units consisting of an aggregate of 30,237,894 shares of common stock, 7,559,445 series A warrants and 22,678,393 series B warrants, with each series A warrant exercisable for one share of Common Stock at an exercise price of $0.60 per share and each series B warrant exercisable for one share of Common Stock at an exercise price of $0.70 per share, resulting in gross proceeds to of approximately $15.1 million (each unit was sold at $0.50 per unit), and net proceeds of approximately $13.8 million after deducting expenses relating to dealer-manager fees and other offering expenses.

During the six months ended June 30, 2019, holders of March 2018 series A warrants exercised 2.5 million shares, resulting in the Company receiving $1.5 million. The remaining March 2018 series A warrants expired in March 2019.

Stock Options

During the six months ended June 30, 2019, the Company granted its employees options to purchase 1.0 million shares of the Company’s common stock with an exercise price ranging from $0.26 to $0.58 per share, a term of 10 years, and a vesting period of 4 years. The options have an aggregated fair value of $0.3 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate range from 1.81% to 2.60% (2) expected life of 6 years, (3) expected volatility range from 78.5% to 80.4%, and (4) no expected dividends. During the six months ended June 30, 2019, options to purchase 0.3 million shares were cancelled upon the termination of employment for several employees.

The fair values of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at June 30, 2019 was $2.3 million. During the six months ended June 30, 2019 and 2018, the Company recorded total option expense of $0.3 million and $0.9 million, respectively.

As of June 30, 2019, the Company had options to purchase 7.9 million common shares outstanding with a weighted average exercise price of $1.61 per share and a weighted average remaining contractual term of 7.8 years.

Warrants

Following is a summary of warrant activity for the six months ended June 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	55,820,876	$1.20	2.04	$569,038
Granted	42,900,000	0.50	5.00
Exercised	(2,543,826)	0.59
Cancelled/Expired	(9,841,337)	2.80
Outstanding, June 30, 2019	86,335,713	$0.69	3.44	$345,662

Exercisable, June 30, 2019	86,100,714	$0.68	3.44	$345,662

In April 2019, the Company sold 42.9 million shares of common stock at an offering price of $0.385 per share and warrants to purchase up to 42.9 million shares of common stock at an exercise price of $0.50 per share and with a term of 5 years. The transaction date relative fair value of the April 2019 warrants of $5.3 million was determined utilizing the Black-Scholes option pricing model and variables of (1) a discount rate of 2.35%, (2) expected term of 5 years, (3) expected volatility of 78% and (4) zero expected dividends.

The Company has outstanding warrants to purchase 57,212 shares that include down-round protection. For warrants with down-round protection, a deemed dividend is recorded for the change in fair value of the warrants when the down-round provision is triggered. As result of the April 2019 offering, the exercise price of the warrant was reset from $1.25 per share to $0.88 per share. The down-round protection provision in the above warrants created a deemed dividend to common stockholders of $1,269, which is reflected in the accompanying condensed consolidated statement of operations and consolidated statement of changes in stockholders’ equity.

Note 5 - Subsequent Event

Subsequent to June 30, 2019, the Company granted stock options to its employees and directors to purchase a total of 3.6 million common shares at a price of $0.232 per share related to past services. Subsequent to June 30, 2019, the Company issued 392,079 shares of common stock for consulting services.

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

Description of Business

Actinium Pharmaceuticals, Inc. is a clinical-stage biopharmaceutical company developing ARC’s or Antibody Radiation-Conjugates, which combine the targeting ability of antibodies with the cell killing ability of radiation. Actinium’s lead application for our ARC’s is targeted conditioning, which is intended to selectively kill patient’s cancer cells and certain immune cells prior to a BMT or Bone Marrow Transplant, CAR-T and other cell therapies. With our ARC approach, we seek to improve patient outcomes and access to these potentially curative treatments by eliminating or reducing the non-targeted chemotherapy that is used for conditioning in standard practice currently. Our lead product candidate, Iomab-B is being studied in the ongoing pivotal Phase 3 Study of Iomab-B in Elderly Relapsed or Refractory Acute Myeloid Leukemia (“SIERRA”) trial for BMT conditioning. The SIERRA trial achieved fifty percent patient enrollment in July 2019 and is our leading clinical priority. Beyond Iomab-B, we are developing a multi-disease, multi-target pipeline of clinical-stage ARC’s targeting the antigens CD45 and CD33 for targeted conditioning and as a therapeutic either in combination with other therapeutic modalities or as a single agent for patients with a broad range of hematologic malignancies including AML or Acute Myeloid Leukemia, MDS or Myelodysplastic Syndrome MM or Multiple Myeloma. Underpinning our clinical programs is our proprietary AWE or Antibody Warhead Enabling technology platform. This is where our intellectual property portfolio of over 100 patents, know-how, collective research and expertise in the field are being leveraged to construct and study novel ARC’s and ARC combinations to bolster our pipeline and for strategic purposes. Our AWE technology platform is currently being utilized in a collaborative research partnership with Astellas Pharma, Inc.

Our lead product candidate, Iomab-B, is an ARC comprised of the anti-CD45 monoclonal antibody apamistamab and the radioisotope I-131 or Iodine-131. Iomab-B is intended for targeted conditioning or preparation of patients prior to their BMT and is being studied in the SIERRA trial for patients age 55 and above with active, relapsed or refractory AML. BMT is the only curative treatment option for this patient population and currently no standard of care exists. Excluding the SIERRA trial, Iomab-B has been studied in over three hundred patients in twelve clinical trials in six blood-related cancers. Iomab-B has generated consistently high engraftment rates and improved overall survival outcomes compared to standard of care including in patients with AML. In the proof of concept trial for Iomab-B,36 patients age fifty and above with relapsed or refractory AML, all patients achieved engraftment of their BMT and the 1-year overall survival rate was 30% compared to 10% reported with standard chemotherapy based conditioning. This extensive body of clinical data for Iomab-B informed the design of our ongoing pivotal Phase 3 SIERRA trial. The SIERRA trial is a 150-patient, multi-center trial with patients randomized 1:1 to receive either Iomab-B and a BMT or physician’s choice of salvage chemotherapy. The primary endpoint of the SIERRA trial is dCR or durable Complete Remission of 6 months and the secondary endpoint is 1-year Overall Survival (“OS”).

In July 2019, we announced that the SIERRA trial has reached fifty percent patient enrollment. Completion of the SIERRA trial is our highest corporate priority and in the second quarter of 2019, we restructured our clinical development and clinical operations teams to prioritize the execution of the SIERRA trial. Currently, a majority of our clinical development and clinical operations staff are allocated to our Iomab-B program and the SIERRA trial. Activities being undertaken by our clinical teams include coordinating with active sites and our CRO or clinical research organization to facilitate patient enrollment, providing training and education to active sites, meeting with potential referring physicians to create awareness for the SIERRA trial and working with top BMT centers to expand the number of active centers participating in the trial. Completion of the SIERRA trial will remain our highest priority and we will allocate capital and staff as necessary to complete enrollment of the study as efficiently as possible.

Safety and feasibility data from the first 38 patients enrolled on the SIERRA trial, which represents twenty five percent of the total of 150 patients to be enrolled in the trial, was presented in an oral presentation at the American Society of Hematology (“ASH”) Annual Meeting in December 2018 and in a late breaking oral presentation at the Transplantation and Cellular Therapy (“TCT”) Annual Meeting in February 2019. It was reported that all patients initially randomized to the study arm that received a therapeutic dose of Iomab-B (18/18) received a BMT, with a median time to BMT of 28 days, and all patients achieved engraftment in a median time of 16 days despite a high median blast count of 30%. On the control arm, 4/19 patients received a BMT after receiving conventional care with a median time to BMT of 67 days and median blast count of 26%. Of the patients failing to achieve a CR with conventional care (15/19), 10 patients were eligible to cross over to the study arm. All cross over patients (10/10) received a BMT after receiving Iomab-B, with a median time to BMT of 66 days and all patients achieved engraftment in a median time of 17 days despite high median blast count of 45% at time of cross over. There was no (0/18) 100-day non-relapse mortality reported in the Iomab-B arm, while 1 of 4 patients in the control arm and 1 of 10 cross over patients experienced 100-day non-relapse mortality. In addition, single-agent activity of Iomab-B in the first twenty five percent of patients in the SIERRA trial was presented at ASCO or the American Society of Clinical Oncology annual Meeting in June 2019. A strong anti-leukemic effect was observed from single agent Iomab-B in the 16 patients for whom data was available with a median reduction in peripheral blasts by day 3 following Iomab-B administration of 98% and 100% by day 8, prior to any other pre-BMT conditioning. Clearance of peripheral blasts is necessary for BMT to be successful and has been reported as being an independent prognostic marker that is predictive of both Complete Response and Relapse-Free Survival.

Our targeted conditioning portfolio also includes the Actimab-MDS program for BMT conditioning for patients with high-risk MDS or myelodysplastic syndrome and the Iomab-ACT program for lymphodepletion prior to CAR-T or other adoptive cell therapies. Actimab-MDS is an ARC comprised of the anti-CD33 monoclonal antibody lintuzumab linked to the radioisotope Ac-225 or actinium-225. We have reached agreement with the FDA or U.S. Food and Drug Administration that Actimab-MDS be a pivotal program that will include a Phase 1 clinical trial that will be followed by a randomized pivotal trial that can be the basis for a BLA or Biologics License Application. We are currently working to finalize the protocol for these studies with the FDA. Upon finalization of the protocols, we intend to begin the Phase 1 clinical trial at four clinical trials sites with an estimated enrollment of eighteen patients. Our Iomab-ACT program will utilize a lower dose of Iomab-B (apamistamab – I-131) that we intend to be a universal lymphodepletion regimen for CAR-T and other adoptive cell therapies. We have completed preclinical in vitro and in vivo studies to evaluate the Iomab-ACT program’s ability to target and deplete CD45 positive immune cells. These studies, which were presented at the TCT Annual Meeting in February 2019 and at the SNMMI or Society of Nuclear Medicine and Molecular Imaging Annual Meeting in June 2019, supported the advancement of the Iomab-ACT into human clinical studies. We are currently evaluating CAR-T constructs and conducting negotiations with potential collaborators that will study our Iomab-ACT program in combination with a select CAR-T. We intend to conduct a Phase 1 clinical trial designed to demonstrate the safety of Iomab-ACT based lymphodepletion and evaluate the depletion of the patient’s cancer cells and lymphocytes as well as response rates and survival outcomes of patients. The Actimab-MDS and Iomab-ACT targeting conditioning programs leverage our experiences and knowledge gained from developing Iomab-B and execution of the SIERRA trial at many of the leading BMT centers in the U.S. and Canada.

Our CD33 program is studying the ARC comprised of the monoclonal antibody lintuzumab and the radioisotope Ac-225 as a single agent or in combination with other therapeutic modalities such as chemotherapy, targeted agents or immunotherapy. We intend to advance selected CD33 ARC trials with the goal of generating clinical proof of concept data as efficiently as possible. The Phase 1 combination trial Actimab-A plus CLAG-M is studying our CD33 ARC with the salvage chemotherapy regimen CLAG-M (cladribine, cytarabine, filgrastim and mitoxantrone) for patients with relapsed or refractory AML. This is an investigator-initiated trial at the Medical College of Wisconsin where we are responsible for providing drug product and ancillary support. The Actimab-M trial is studying our CD33 ARC as a single agent for patients with penta-refractory multiple myeloma. This Phase 1 trial is currently active at three clinical trial sites and we have engaged a CRO to help manage and execute the trial. Finally, we are currently working with the FDA to finalize the protocols for a doublet combination trial with our CD33 ARC and venetoclax, a BCL-2 inhibitor, for patients with relapsed or refractory AML and a triplet combination trial with our CD33 ARC, venetoclax and an HMA or hypomethylating agent. We believe our CD33 ARC can be synergistic when used with venetoclax and our research demonstrated improved tumor regression and survival benefit over venetoclax alone in animal studies, which we believe is attributed to a reduction in Mcl-1 and double-stranded DNA breaks due to targeted radiation from our CD33 ARC. We have elected to not advance a previously announced Phase 1 clinical trial with our CD33 ARC for patients with post-remission MRD or minimal residual disease positive AML at this time to better focus our energy and resources on the SIERRA trial. We will revisit this decision periodically and potentially reinitiate the trial at an appropriate time.

Our research and development efforts include the advancement of our AWE technology platform. Ongoing activities with our AWE technology platform include the completion of preclinical in vitro and in vivo studies of novel ARC’s and ARC combinations, prosecution of patents and other intellectual property, evaluating novel radioisotope supply and supporting our ongoing collaboration with Astellas. Actinium’s clinical programs and AWE technology platform are covered by a portfolio of over 100 patents with a useful life extending as far out as 2039 that cover composition of matter, formulations, methods of use, the DOTA linker technology for actinium-225 applications and methods of manufacturing the actinium-225 radioisotope in a cyclotron.

 We have never generated revenue. Currently we do not have a recurring source of revenues to cover our operating costs. We have incurred net losses and negative operating cash flows since inception. As of June 30, 2019 and December 31, 2018, our accumulated deficit was $197.6 million and $186.9 million, respectively. Our net loss was $10.7 million and $11.2 million for the six months ended June 30, 2019 and 2018, respectively. In April 2019, we sold 42.9 million shares of common stock at an offering price of $0.385 per share and warrants to purchase up to 42.9 million shares of common stock at an exercise price of $0.50 per share and with a term of 5 years, resulting in gross proceeds of $16.5 million and net proceeds of $15.1 million after deducting underwriting and other offering expenses. As of the date of filing this report, we expect that our existing resources will be sufficient to fund our planned operations for at least the next twelve months.

Results of Operations – Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Three Months Ended June 30,
	2019	2018

Revenue	$-	$-

Operating expenses:
Research and development, net of reimbursements	4,009,792	3,329,632
General and administrative	1,076,516	1,583,188
Total operating expenses	5,086,308	4,912,820

Other income:
Interest income – net	59,390	50,030
Total other income	59,390	50,030

Net loss	$(5,026,918)	$(4,862,790)

Revenue

We recorded no commercial revenue for the three months ended June 30, 2019 and 2018.

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

Research and development expenses increased $0.7 million to $4.0 million for the three months ended June 30, 2019 compared to $3.3 million for the three months ended June 30, 2018. The increase was due to higher expenses on Iomab-B, partially offset by lower compensation expense relating to stock option compensation.

General and Administrative Expenses

General and administrative expenses of $1.1 million for the three months ended June 30, 2019 decreased $0.5 million compared to $1.6 million for the three months ended June 30, 2018, primarily attributable to lower professional fees.

Other Income

Other income of $59 thousand for the three months ended June 30, 2019 resulted from net interest income and was virtually unchanged compared to $50 thousand for the three months ended June 30, 2018.

Results of Operations – Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Six Months Ended June 30,
	2019	2018

Revenue	$-	$-

Operating expenses:
Research and development, net of reimbursements	8,346,159	7,796,073
General and administrative	2,439,433	3,470,426
Total operating expenses	10,785,592	11,266,499

Other income:
Interest income – net	88,299	80,372
Total other income	88,299	80,372

Net loss	$(10,697,293)	$(11,186,127)

Revenue

We recorded no commercial revenue for the six months ended June 30, 2019 and 2018.

Research and Development Expense

Research and development expenses increased $0.5 million to $8.3 million for the six months ended June 30, 2019 compared to $7.8 million for the six months ended June 30, 2018, primarily attributable to higher expenses on Iomab-B, partially offset by lower compensation expense relating to stock option compensation.

General and Administrative Expenses

General and administrative expenses of $2.4 million for the six months ended June 30, 2019 decreased $1.1 million compared to $3.5 million for the six months ended June 30, 2018, primarily attributable to lower professional fees.

Other Income

Other income of $88 thousand for the six months ended June 30, 2019 resulted from net interest income and was virtually unchanged from $80 thousand recorded for the six months ended June 30, 2018.

Liquidity and Capital Resources

We have financed our operations primarily through sales of our stock and warrants. The following tables sets forth selected cash flow information for the periods indicated:

	For the Six Months Ended June 30
	2019	2018

Cash used in operating activities	$(10,852,492)	$(9,670,164)
Cash used in investing activities	(59,488)	(26,811)
Cash provided by financing activities	16,807,813	13,811,637

Net change in cash, cash equivalents and restricted cash	$5,895,833	$4,114,662

Net cash used in operating activities for the six months ended June 30, 2019 of $10.9 million increased from $9.7 million in the prior-year period, primarily due to the timing of payments to vendors.

Net cash provided by financing activities was $16.8 million for the six months ended June 30, 2019, reflecting $15.5 million from the sale of common stock and warrants and $1.5 million in proceeds from the exercise of warrants, partially offset by payments on notes payable and finance leases. During the six months ended June 30, 2018, we received net proceeds of $13.8 million from the sale of our common stock and warrants.

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

Accounting Standards Recently Adopted -

Historically, we accounted for certain instruments, which do not have fixed settlement provisions, as derivative instruments in accordance with FASB ASC 815-40, Derivative and Hedging – Contracts in Entity’s Own Equity. This was due to an anti-dilution provision for the warrants that provides for a reduction to the exercise price if we issue equity or equity-linked instruments in the future at an effective price per share less than the exercise price then in effect for the warrant (“down round provision”). As such, the warrants were re-measured at each balance sheet date based on estimated fair value. Changes in estimated fair value were recorded as non-cash adjustments within other income (expense), net, in our Consolidated Statements of Operations.

In July 2017, the Financial Accounting Standards Board, or FASB, issued ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The guidance was adopted as of April 1, 2018 and did not have a significant impact to our financial statements.

In February 2016, FASB issued ASU No. 2016-02 Leases (Topic 842), which created new accounting and reporting guidelines for leasing arrangements. The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize on its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. In July 2018, FASB issued ASU No. 2018-11, Leases (Topic 842) -Targeted Improvements, providing an optional transition method that allows entities to initially apply the new leases standard at the adoption date and we adopted this Standard effective January 1, 2019, see footnote 3.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not currently exposed to significant market risk related to changes in interest rates. As of June 30, 2019, our cash equivalents consisted of primarily of short-term money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2019 and 2018.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of June 30, 2019, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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

We are not profitable and have incurred losses in each period since our inception. As of June 30, 2019 and December 31, 2018, we had an accumulated deficit of $197.6 million and $186.9 million, respectively. We reported a net loss of $10.7 million and $11.2 million for the six months ended June 30, 2019 and 2018, respectively. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved they will be successfully commercialized, which would have an adverse effect on our business prospects, financial condition and results of operation.

If we fail to obtain additional financing, we will be unable to continue or complete our product development and you will likely lose your entire investment.

We do not currently have sufficient funding for the completion of development nor commercialization of our product candidates and we will need to continue to seek capital from time to time to continue development of our product candidates and to acquire and develop other product candidates. Our first product candidate is not expected to be commercialized, if approved, until at least 2021 and any partnering revenues that it may generate may not be sufficient to fund our ongoing operations. Any partnering revenues generated by licensing activities may not be sufficient to fund ongoing operations. Further, our product candidates are not expected to be approved for several years and may not generate sufficient revenues from our commercialization efforts to fund operations.

As of June 30, 2019, our cash and cash equivalent balance was $19.5 million. In April 2019, we sold 42.9 million shares of common stock at an offering price of $0.385 per share and warrants to purchase up to 42.9 million shares of common stock at an exercise price of $0.50 per share and with a term of 5 years, resulting in gross proceeds of $16.5 million and net proceeds of $15.1 million after deducting underwriting and other offering expenses.

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

The indications for which we are developing our product candidates for are orphan drug designations, which are disease indications that affect fewer than 200,000 patients in the United States and less than 5 in 10,000 patients in the European Union (“EU”). We have received orphan drug designation for Iomab-B and our lintuzumab-CD33 ARC for patients with AML in both the United States and the EU. As a result, if our products are to be approved, they may receive 7 years and 10 years of market exclusivity in the US and EU, respectively. In addition, our product candidates are biologics combined with radioisotopes. The Hatch-Waxman Act requires that a manufacturer of generic drugs, which for a biologic drug is called a biosimilar, requires that the manufacturer demonstrate bioequivalence. We believe that due to the nature of radioisotopes having half-lives combined with the complexities of biologic drugs it would be difficult for a manufacturer to demonstrate bioequivalence of our product candidates.

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

Our ability to conduct clinical trials to advance our ARC drug candidates is dependent on our ability to obtain the radioisotopes I-131, Ac-225 and other isotopes we may choose to utilize in the future. Currently, we are dependent on third party manufacturers and suppliers for our isotopes. These suppliers may not perform their contracted services or may breach or terminate their agreements with us. Our suppliers are subject to regulations and standards that are overseen by regulatory and government agencies and we have no control over our suppliers’ compliance to these standards. Failure to comply with regulations and standards may result in their inability to supply isotope could result in delays in our clinical trials, which could have a negative impact on our business. We have developed intellectual property, know-how and trade secrets related to the manufacturing process of Ac-225. While we have manufactured medical grade Ac-225 of a purity compared to the cyclotron sourced material in the past, this activity was terminated due to operating cost reasons and we currently do not have experience in manufacturing medical grade Ac-225 and may not obtain the resources necessary to establish our own manufacturing capabilities in future. Our inability to build out and establish our own manufacturing facilities would require us to continue to rely on third party suppliers as we currently do. However, based on our current third-party suppliers and potential future suppliers of Ac-225 we expect to have adequate isotope supply to support our current ongoing clinical trials, current AWE program activities and commercialization should our drug candidates receive approval.

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

Our Common Stock is considered a Penny Stock.

During the first six months of 2019, and for the years of 2018, 2017 and 2016, the price of our common stock has traded below $5.00 per share, and therefore is treated as a penny stock. Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

We may be required to effectuate a reverse stock split to be able to maintain compliance with applicable listing requirements or standards of the NYSE AMERICAN exchange or our common stock could get delisted.

If our stock trades at a depressed valuation for an extended period of time, we may be required to effectuate a reverse stock split to maintain compliance with NYSE American listing requirements, or we could be delisted from the exchange. In addition, we may elect to seek approval for and if authorized, effectuate a reverse stock split to increase the price of our common stock so that our stock is no longer considered a penny stock and to make our stock more marketable to institutional investors that cannot buy stocks below certain prices.

In order to effectuate a reverse split, we would be required to obtain shareholder approval at a meeting of shareholders. We would also need the approval of the Financial Regulatory Authority (FINRA) to effectuate a stock split. There is no guarantee that we would be successful in obtaining the necessary approval from FINRA or the votes required to reach a quorum to hold a meeting or to authorize our Board of Directors to approve a reverse stock split. To conduct a meeting of shareholders we would have to file and issue the required proxy information and materials, which could take a significant amount of time. It is possible that during the proxy solicitation process our stock would be delisted before we could obtain the necessary authorization for our Board of Directors to approve a reverse split to regain compliance with NYSE AMERICAN listing requirement.

If we fail to maintain compliance with NYSE American listing requirements and our stock is delisted, the market price and liquidity of our common stock could be adversely impacted. This may also reduce our ability to raise additional capital. Even if we are successful in obtaining authorization and our Board of Directors approves a reverse stock split, there can be no assurance that intuitional investors will buy shares of our common stock. There can be no assurance that our common stock can maintain its post-reverse split price and it may be treated as a penny stock. In the event, that our common stock is delisted from the NYSE AMERICAN or another national securities exchange, trading of our common stock could occur in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the OTC Bulletin Board or Pink Sheets. This could result in adverse impact on the market price and liquidity of our common stock, a reduction in coverage by security analysts and impair our ability to raise additional capital, all of which could cause the price of our common stock to decline.

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

ACTINIUM PHARMACEUTICALS, INC.

Date: August 9, 2019	By:	/s/ Sandesh Seth
Sandesh Seth
Chairman and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Steve O’Loughlin
Steve O’Loughlin
Principal Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)