Form 10-Q
period 2019-09-30
Actinium Pharmaceuticals, Inc.
filed 2019-11-12
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 12, 2019: 164,701,167.

Actinium Pharmaceuticals, Inc.

FORM 10-Q

For the Nine months ended September 30, 2019

i

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2019 and December 31, 2018, and the results of operations and cash flows for the three months and nine months ended September 30, 2019 and 2018, respectively, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2018 in the Company’s Annual Report on Form 10-K. The results of operations for the three months and nine months ended September 30, 2019 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2019	December 31, 2018

Assets
Current Assets:
Cash and cash equivalents	$14,312,909	$13,673,308
Restricted cash – current	48,056	40,075
Prepaid expenses and other current assets	189,870	616,222
Total Current Assets	14,550,835	14,329,605

Property and equipment, net of accumulated depreciation of $225,071 and $266,381, respectively	121,076	118,799
Operating leases right-of-use assets	963,434	-
Finance leases right-of-use assets	241,397	-
Security deposit	49,859	49,859
Restricted cash	391,180	391,131
Total Assets	$16,317,781	$14,889,394

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$5,130,710	$5,814,004
Note payable	25,331	249,239
Operating leases current liability	307,684	-
Finance leases current liability	77,178	-
Total Current Liabilities	5,540,903	6,063,243

Long-term operating lease obligations	669,860	-
Long-term finance lease obligations	171,214	13,354
Total Liabilities	6,381,977	6,076,597

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 600,000,000 shares authorized; 164,701,167 and 115,703,044 shares issued and outstanding, respectively	164,701	115,703
Additional paid-in capital	213,926,229	195,554,332
Accumulated deficit	(204,155,126)	(186,857,238)
Total Stockholders’ Equity	9,935,804	8,812,797

Total Liabilities and Stockholders’ Equity	$16,317,781	$14,889,394

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Operations

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development, net of reimbursements	4,829,874	4,227,036	13,176,033	12,023,109
General and administrative	1,822,506	1,970,230	4,261,939	5,440,656
Total operating expenses	6,652,380	6,197,266	17,437,972	17,463,765

Loss from operations	(6,652,380)	(6,197,266)	(17,437,972)	(17,463,765)

Other income:
Interest income - net	53,054	49,177	141,353	129,549
Total other income	53,054	49,177	141,353	129,549

Net loss	$(6,599,326)	$(6,148,089)	$(17,296,619)	$(17,334,216)

Deemed dividend for warrant down-round protection provision	-	-	(1,269)	-
Net loss applicable to common stockholders	$(6,599,326)	$(6,148,089)	$(17,297,888)	$(17,334,216)

Loss per common share – basic and diluted	$(0.04)	$(0.06)	$(0.12)	$(0.17)
Weighted average common shares outstanding – basic and diluted	163,338,013	110,463,891	144,071,937	103,168,015

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Period from January 1, 2019 to September 30, 2019

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2019	115,703,044	$115,703	$195,554,332	$(186,857,238)	$8,812,797

Stock-based compensation	2,221	2	316,387	-	316,389
Issuance of common stock from exercise of warrants	2,506,271	2,506	1,501,256	-	1,503,762
Sale of common stock, net of offering costs	924,500	925	379,184	-	380,109
Net loss	-	-	-	(5,670,375)	(5,670,375)
Balance, March 31, 2019	119,136,036	119,136	197,751,159	(192,527,613)	5,342,682

Stock-based compensation	-	-	276,680	-	276,680
Issuance of common stock from exercise of warrants	37,485	38	(38)	-	-
Sale of common stock and warrants, net of offering costs	42,860,000	42,860	15,065,168	-	15,108,028
Deemed dividend for warrant down-round protection provision	-	-	1,269	(1,269)	-
Net loss	-	-	-	(5,026,918)	(5,026,918)
Balance, June 30, 2019	162,033,521	162,034	213,094,238	(197,555,800)	15,700,472

Stock-based compensation	392,079	392	390,152	-	390,544
Sale of common stock, net of costs	2,275,567	2,275	441,839	-	444,114
Net loss	-	-	-	(6,599,326)	(6,599,326)
Balance, September 30, 2019	164,701,167	$164,701	$213,926,229	$(204,155,126)	$9,935,804

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2018

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2018	80,072,334	$80,072	$176,810,222	$(163,203,275)	$13,687,019
Stock-based compensation	6,500	7	579,932	-	579,939
Sale of common stock and warrants, net of offering costs	30,237,894	30,238	13,780,499	-	13,810,737
Net loss	-	-	-	(6,323,337)	(6,323,337)
Balance, March 31, 2018	110,316,728	110,317	191,170,653	(169,526,612)	21,754,358

Stock-based compensation	139,893	139	425,686	-	425,825
Issuance of common stock from exercise of warrants	1,500	2	898	-	900
Net loss	-	-	-	(4,862,790)	(4,862,790)
Balance, June 30, 2018	110,458,121	110,458	191,597,237	(174,389,402)	17,318,293

Stock-based compensation	5,000	5	405,934	-	405,939
Issuance of common stock from exercise of warrants	5,832	6	3,943	-	3,949
Net loss	-	-	-	(6,148,089)	(6,148,089)
Balance, September 30, 2018	110,468,953	$110,469	$192,007,114	$(180,537,491)	$11,580,092

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities:
Net loss	$(17,296,619)	$(17,334,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	983,613	1,411,703
Depreciation & amortization expenses	315,728	38,064
Changes in operating assets and liabilities:
Decrease in:
Prepaid expenses and other current assets	426,352	128,140
Decrease in:
Accounts payable and accrued expenses	(680,570)	(527,864)
Operating lease liabilities	(199,514)	-
Net Cash Used In Operating Activities	(16,451,010)	(16,284,173)

Cash Flows Used In Investing Activities:
Purchase of property and equipment	(59,488)	(85,522)
Net Cash Used In Investing Activities	(59,488)	(85,522)

Cash Flows From Financing Activities:
Payments on note payable	(223,908)	-
Payments on finance leases	(53,976)	-
Sales of shares of common stock and warrants, net of offering costs	15,932,251	13,810,737
Proceeds from exercise of warrants	1,503,762	4,849
Net Cash Provided By Financing Activities	17,158,129	13,815,586

Net change in cash, cash equivalents, and restricted cash	647,631	(2,554,109)
Cash, cash equivalents, and restricted cash at beginning of period	14,104,514	17,790,576
Cash, cash equivalents, and restricted cash at end of period	$14,752,145	$15,236,467

Supplemental disclosure of cash flow information:
Cash paid for interest on note payable	$4,893	$-

Supplemental disclosure of non-cash flow information:
Deemed dividend for warrant down-round protection provision	$1,269	$-

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Nature of Business - Actinium Pharmaceuticals, Inc. (the “Company”, “Actinium”, or “We”) is a clinical-stage biopharmaceutical company developing ARCs or Antibody Radiation-Conjugates, which combine the targeting ability of antibodies with the cell killing ability of radiation. Actinium’s lead application for our ARCs is targeted conditioning, which is intended to selectively kill patient’s cancer cells and certain immune cells prior to a Bone Marrow Transplant (“BMT”), CAR-T and other cell therapies. With our ARC approach, we seek to improve patient outcomes and access to these potentially curative treatments by eliminating or reducing the non-targeted chemotherapy that is used for conditioning in standard practice currently. Our lead product candidate, Iomab-B is being studied in the ongoing pivotal Phase 3 Study of Iomab-B in Elderly Relapsed or Refractory Acute Myeloid Leukemia (“SIERRA”) trial for BMT conditioning, which reached fifty percent of total patient enrollment in July 2019. Beyond Iomab-B, we are developing a multi-disease, multi-target pipeline of clinical-stage ARCs targeting the antigens CD45 and CD33 for targeted conditioning and as a therapeutic either in combination with other therapeutic modalities or as a single agent for patients with a broad range of hematologic malignancies including Acute Myeloid Leukemia (“AML”), Myelodysplastic Syndrome (“MDS “) and Multiple Myeloma (“MM”). Underpinning our clinical programs is our proprietary AWE or Antibody Warhead Enabling technology platform. This is where our intellectual property portfolio of over 100 patents, know-how, collective research and expertise in the field are being leveraged to construct and study novel ARCs and ARC combinations to bolster our pipeline and for strategic purposes. Our AWE technology platform is currently being utilized in a collaborative research partnership with Astellas Pharma, Inc.

Going concern - The Company has never generated revenue. Currently it does not have a recurring source of revenue to cover its operating costs. The Company has incurred net losses and negative operating cash flows since inception. As of September 30, 2019 and December 31, 2018, the Company’s accumulated deficit was $204.2 million and $186.9 million, respectively. The Company’s net loss was $17.3 million for the nine months ended September 30, 2019 and 2018. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. As of September 30, 2019, the Company had a balance of cash and cash equivalents of $14.3 million. The Company’s consolidated financial statements are prepared using Generally Accepted Accounting Principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern. As of the date of filing this report, the Company expects that its existing resources will be sufficient to fund its planned operations into the third quarter of 2020; additional capital resources will be needed to fund operations longer-term. If the Company is unsuccessful in accomplishing its plans, it may have to delay or terminate existing and/or planned clinical trials and other related activity, which could have a material adverse impact on its business. The Company’s plans to continue as a going concern include obtaining capital from the sale of its equity securities, fees from licensing one or more of its product candidates, additional collaborations with its Iomab-ACT program and AWE technology platform, and short-term borrowings from banks, stockholders or other related parties, if needed. However, the Company cannot provide any assurance that it will be successful in accomplishing any of its plans.

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

Following is a summary of cash, cash equivalents and restricted cash at September 30, 2019, December 31, 2018 and September 30, 2018:

	September 30, 2019	December 31, 2018	September 30, 2018
Cash and cash equivalents	$14,312,909	$13,673,308	$14,805,472
Restricted cash – current	48,056	40,075	40,055
Restricted cash – long-term	391,180	391,131	390,940
Cash, cash equivalents and restricted cash	$14,752,145	$14,104,514	$15,236,467

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

Loss Per Common Share - Basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the reporting period. For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common shares underlying common stock options and warrants using the treasury stock method. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive. For the nine months ended September 30, 2019 and 2018, the Company’s potentially dilutive shares, which include outstanding common stock options and warrants have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

	September 30, 2019	September 30, 2018
Options	11,931,801	7,668,231
Warrants	86,335,713	56,013,474
Total	98,267,514	63,681,705

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

In June 2018, FASB issued ASU 2018-07 to expand the scope of ASC Topic 718, Compensation - Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. The standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The Company adopted this Standard effective January 1, 2019 and did not have a significant impact to the Company’s financial statements.

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

Note 2 - Commitments and Contingencies

Agreements

The Company has entered into agreements with third parties for the rights to certain intellectual property, manufacturing and clinical trial services under which the Company may incur obligations to make payments including upfront payments as well as milestone and royalty payments. Notable inclusions in this category are:

a.	Oak Ridge National Laboratory (“ORNL”) – The Company is contracted to purchase radioactive material to be used for research and development, with a renewal option at the contract end. On December 19, 2018, the Company signed a contract with ORNL to purchase $0.2 million of radioactive material during calendar year 2019. During the nine months ended September 30, 2019 and 2018, the Company purchased material from ORNL of approximately $0.2 million in each period.

b.	On June 15, 2012, the Company entered into a license and sponsored research agreement with Fred Hutchinson Cancer Research Center (“FHCRC”) to build upon previous and ongoing clinical trials, with BC8 (licensed antibody). FHCRC has currently completed both a Phase 1 and Phase 2 clinical trial with BC8. The Company has been granted exclusive rights to the BC8 antibody and related master cell bank developed by FHCRC. A milestone payment of $1 million will be due to FHCRC upon FDA approval of the first drug utilizing the licensed BC 8 antibody. Upon commercial sale of the drug, royalty payments of 2% of net sales will be due to FHCRC.

c.	On February 27, 2014, the Company entered into a manufacturing agreement with Goodwin Biotechnology Inc. (“Goodwin”). Goodwin oversees the current Good Manufacturing Practices (“cGMP”) production of a monoclonal antibody used in the Phase 3 clinical trial of Iomab-B. As of September 30, 2019, the remaining cost of the service agreement is $0.3 million. For the nine months ended September 30, 2019 and 2018, the Company paid Goodwin $1.5 million and $1.0 million, respectively.

d.	On February 16, 2016, the Company entered into an agreement with Medpace, Inc. (“Medpace”), a Contract Research Organization, (“CRO”). Medpace provides project management services for the Iomab-B study. The total project is currently estimated to cost approximately $10.2 million. As of September 30, 2019, the remaining cost of the agreement is approximately $0.9 million. Medpace bills the Company when services are rendered and the Company records the related expense to research and development costs. During the nine months ended September 30, 2019 and 2018, the Company paid Medpace $2.0 million and $2.6 million, respectively. These payments are for Medpace project management services and pass-through expenses incurred by investigators and clinical sites.

Collaborative Agreement

In March 2018, the Company entered into a research and option agreement with Astellas Pharma Inc. (“Astellas”) to develop ARCs using the Company’s AWE Technology Platform. Under this collaboration, the Company will utilize its AWE Platform to conjugate and label selected Astellas targeting agents with an Actinium-225 payload. The Company will also be responsible for conducting preclinical validation studies on any ARCs generated. Payments from Astellas under this agreement are accounted for as a reduction to research and development expense.

Note 3 - Leases

The Company adopted ASC 842 as of January 1, 2019, using a modified retrospective approach and applying the standard’s transition provisions at January 1, 2019, the effective date. The Company made an accounting policy election to exclude from balance sheet reporting those leases with initial terms of 12 months or less. At September 30, 2019, the Company has an operating lease for corporate office space and two finance leases for office equipment and furniture located in the corporate office space. In addition, the Company has auxiliary corporate office space that it rents on a month-to-month basis; this rental is accounted for as an operating lease with the same term as the Company’s main office in the same building. Upon adoption of ASC 842, the Company recognized $1.2 million of right-to-use assets as operating leases and $0.3 million of right-to-use assets as finance leases. The Company also recognized $0.9 million of long-term operating lease obligations, net of the current portion of $0.3 million and $0.2 million of long-term finance lease obligations, net of the current portion of $0.1 million.

The components of lease expense are as follows:

	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease expense	$93,044	$279,132

Finance lease cost
Amortization of right-to-use assets	$20,324	$60,971
Interest on lease liabilities	$5,213	$16,719
Total finance lease cost	$25,537	$77,690

Supplemental cash flow information related to leases are as follows:

Nine months ended September 30, 2019
Cash flow information:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$265,024
Operating cash flows from finance leases	$16,719
Financing cash flows from finance leases	$53,976

Non-cash activity:

Right-of-use assets obtained in exchange for lease obligations at September 30, 2019:
Operating leases	$963,434
Finance Leases	$241,397

Weighted average remaining lease terms are as follows at September 30, 2019:

Weighted average remaining lease term:
Operating leases	2.9 years
Finance Leases	3.0 years

As the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments. Below is information on the weighted average discount rates used:

Weighted average discount rates:
Operating leases	8%
Finance Leases	8%

Maturities of lease liabilities are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2019 (excluding nine months ended September 30, 2019)	$93,646	$23,565
2020	375,352	94,260
2021	377,715	94,260
2022	252,907	64,144
2023	-	3,912
Total lease payments	$1,099,620	$280,141
Less imputed interest	(122,076)	(31,749)
Present value of lease liabilities	$977,544	$248,392

Note 4 - Equity

In April 2019, the Company sold 42.9 million shares of common stock at an offering price of $0.385 per share and warrants to purchase up to 42.9 million shares of common stock at an exercise price of $0.50 per share and with a term of 5 years, resulting in gross proceeds of $16.5 million and net proceeds of $15.1 million after deducting underwriting and other offering expenses.

During the nine months ended September 30, 2019, the Company sold 2.8 million common shares through its at-the-market program, resulting in net proceeds of $0.8 million.

During the nine months ended September 30, 2019, the Company issued 0.4 million shares of restricted common stock for consulting services, which all vested and issued during 2019. The shares had a total value of $0.1 million.

In October 2018, the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into a purchase agreement and a registration rights agreement, pursuant to which the Company has the right to sell to Lincoln Park shares of the Company’s common stock having an aggregate value of up to $32.5 million, subject to certain limitations and conditions set forth in the agreement. During the nine months ended September 30, 2019, the Company elected to sell to Lincoln Park 0.4 million shares and received $0.1 million.

In March 2018, the Company sold an aggregate of 30.2 million units consisting of an aggregate of 30.2 million shares of common stock, 7.6 million series A warrants and 22.7 million series B warrants, with each series A warrant exercisable for one share of Common Stock at an exercise price of $0.60 per share and each series B warrant exercisable for one share of Common Stock at an exercise price of $0.70 per share, resulting in gross proceeds of approximately $15.1 million (each unit was sold at $0.50 per unit), and net proceeds of approximately $13.8 million after deducting expenses relating to dealer-manager fees and other offering expenses.

From January through March 2019, holders of March 2018 series A warrants exercised 2.5 million shares, resulting in the Company receiving $1.5 million. The remaining March 2018 series A warrants expired in March 2019.

Stock Options

The following is a summary of stock option activity for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	7,236,101	$1.74	7.97	$6,400
Granted	5,738,500	0.27
Cancelled	(1,042,800)	0.54
Outstanding, September 30, 2019	11,931,801	1.14	8.33	525

Exercisable, September 30, 2019	4,347,257	2.28	6.74	-

During the nine months ended September 30, 2019, the Company granted its employees 5.7 million options to purchase the Company’s common stock with an exercise price ranging from $0.223 to $0.58 per share, a term of 10 years, and a vesting period of 4 years. The options have an aggregated fair value of $1.1 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate range from 1.38% to 2.60% (2) expected life of 6 years, (3) expected volatility range from 78.5% to 80.6%, and (4) no expected dividends. During the nine months ended September 30, 2019, options to purchase 1.0 million shares were cancelled upon the termination of employment for several employees.

The fair values of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at September 30, 2019 was approximately $2.5 million related to unvested options, which is expected to be expensed over a weighted average of 3.4 years. During the nine months ended September 30, 2019 and 2018, the Company recorded compensation expense related to stock options of approximately $0.9 million and $1.3 million, respectively.

Warrants

Following is a summary of warrant activity for the nine months ended September 30, 2019:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2018	55,820,876	$1.20	2.04	$569,038
Granted	42,900,000	0.50	5.00
Exercised	(2,543,826)	0.59
Cancelled/Expired	(9,841,337)	2.80
Outstanding, September 30, 2019	86,335,713	$0.69	3.19	$322,227

Exercisable, September 30, 2019	86,106,964	$0.68	3.19	$322,227

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

The Company has outstanding warrants to purchase 57,212 shares that include down-round protection. For warrants with down-round protection, a deemed dividend is recorded for the change in fair value of the warrants when the down-round provision is triggered. As result of the April 2019 offering, the exercise price of the warrant was reset from $1.25 per share to $0.88 per share. The down-round protection provision in the above warrants created a deemed dividend to common stockholders of $1,269, which is reflected in the accompanying consolidated statement of operations and consolidated statement of changes in stockholders’ equity.

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

Description of Business

Actinium Pharmaceuticals, Inc. is a clinical-stage biopharmaceutical company developing ARCs or Antibody Radiation-Conjugates, which combine the targeting ability of antibodies with the cell killing ability of radiation. Actinium’s lead application for our ARCs is targeted conditioning, which is intended to selectively kill patient’s cancer cells and certain immune cells prior to a Bone Marrow Transplant, or BMT, CAR-T and other cell therapies. With our ARC approach, we seek to improve patient outcomes and access to these potentially curative treatments by eliminating or reducing the non-targeted chemotherapy that is used for conditioning in standard practice currently. Our lead product candidate, Iomab-B is being studied in the ongoing pivotal Phase 3 Study of Iomab-B in Elderly Relapsed or Refractory Acute Myeloid Leukemia (“SIERRA”) trial for BMT conditioning. The SIERRA trial achieved fifty percent patient enrollment in July 2019 and is our leading clinical priority. Beyond Iomab-B, we are developing a multi-disease, multi-target pipeline of clinical-stage ARCs targeting the antigens CD45 and CD33 for targeted conditioning and as a therapeutic either in combination with other therapeutic modalities or as a single agent for patients with a broad range of hematologic malignancies including AML or Acute Myeloid Leukemia, MDS or Myelodysplastic Syndrome MM or Multiple Myeloma. Underpinning our clinical programs is our proprietary AWE or Antibody Warhead Enabling technology platform. This is where our intellectual property portfolio of over 100 patents, know-how, collective research and expertise in the field are being leveraged to construct and study novel ARCs and ARC combinations to bolster our pipeline and for strategic purposes. Our AWE technology platform is currently being utilized in a collaborative research partnership with Astellas Pharma, Inc.

Our lead product candidate, Iomab-B, is an ARC comprised of the anti-CD45 monoclonal antibody apamistamab and the radioisotope I-131 or Iodine-131. Iomab-B is intended for targeted conditioning or preparation of patients prior to their BMT and is being studied in the SIERRA trial for patients age 55 and above with active, relapsed or refractory AML. BMT is the only curative treatment option for this patient population and currently no standard of care exists. Excluding the SIERRA trial, Iomab-B has been studied in over three hundred patients in twelve clinical trials in six blood-related cancers. Iomab-B has generated consistently high engraftment rates and improved overall survival outcomes compared to standard of care including in patients with AML. In the proof of concept trial for Iomab-B, 36 patients age fifty and above with relapsed or refractory AML, all patients achieved engraftment of their BMT, and the 1-year overall survival rate was 30% compared to 10% reported with standard chemotherapy-based conditioning. This extensive body of clinical data for Iomab-B informed the design of our ongoing pivotal Phase 3 SIERRA trial. The SIERRA trial is a 150-patient, multi-center trial with patients randomized 1:1 to receive either Iomab-B and a BMT or physician’s choice of salvage chemotherapy. The primary endpoint of the SIERRA trial is dCR or durable Complete Remission of 6 months and the secondary endpoint is 1-year Overall Survival (OS).

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

In October 2019, we presented safety and feasibility data from the first 75 patients enrolled on the SIERRA trial, which represents fifty percent of the total of 150 patients to be enrolled in the trial. It was observed that all patients initially randomized to the study arm that received a therapeutic dose of Iomab-B (31/31) received a BMT, with a median time to BMT of 30 days, and all patients achieved neutrophil and platelet engraftment in a median time of 18 days despite a high median blast count of 30%. On the control arm, 18% of patients (7/38) patients received a BMT after receiving conventional care with a median time to BMT of 67 days and had a median blast count of 26%. All patients failing to achieve a Complete Remission or CR with conventional care 82% (31/38) are considered as having failed the primary endpoint of the study. The high failure rate of the control arm at the fifty percent interim analysis is consistent with the observations from the first interim analysis at twenty-five percent of enrollment. This result is important, as the recently approved targeted agents such as BCL-2, FLT3 and IDH inhibitors are now available to patients randomized to the control arm where 32% of these patients (12/38) have received a targeted agent. Of those patients receiving a targeted agent, 92% of these patients (11/12) received the Bcl-2 inhibitor venetoclax with either a hypomethylating agent or low-dose cytarabine. The remission rate for patients receiving venetoclax combination was 27% (3/11) and its inclusion did not materially improve the 18% remission rate (7/38) for the control arm at the fifty percent when compared to the 21% (4/19) remission rate observed at the twenty-five percent interim analysis. Of the patients who failed the primary endpoint in the control arm (31/28), 20 were eligible to cross over to the study arm and will be excluded from the primary endpoint analysis. All cross over patients (20/20) received a BMT after receiving Iomab-B, with a median time to BMT of 64 days and all patients achieved neutrophil and platelet engraftment in a median time of 17 days despite high median blast count of 35% at time of cross over.

In addition to the universal engraftment rate in patients receiving a therapeutic dose of Iomab-B, there was a very low incidence of non-relapse transplant related mortality at day-100 with one patient reported from the 31 patients receiving a therapeutic dose in the Iomab-B arm. By comparison, the number of evaluable patients in the control arm for the primary endpoint was 5 after accounting for two patients that experienced non-relapse transplant related mortality by day-100.

A poster reporting the single-agent activity of Iomab-B in the first twenty five percent of patients in the SIERRA trial was presented at ASCO or the American Society of Clinical Oncology annual Meeting in June 2019. A strong anti-leukemic effect was observed from single agent Iomab-B in the 16 patients for whom data was available with a median reduction in peripheral blasts by day 3 following Iomab-B administration of 98% and 100% by day 8, prior to any other pre-BMT conditioning. Clearance of peripheral blasts is necessary for BMT to be successful and has been reported as being an independent prognostic marker that is predictive of both Complete Response and Relapse-Free Survival.

Our targeted conditioning portfolio also includes the Actimab-MDS program for BMT conditioning for patients with high-risk MDS or myelodysplastic syndrome and the Iomab-ACT program for lymphodepletion prior to CAR-T or other adoptive cell therapies. Actimab-MDS is an ARC comprised of the anti-CD33 monoclonal antibody lintuzumab linked to the radioisotope Ac-225 or actinium-225. We have reached agreement with the FDA or U.S. Food and Drug Administration that Actimab-MDS be a pivotal program that will include a Phase 1 clinical trial that will be followed by a randomized pivotal trial that can be the basis for a BLA or Biologics License Application. We are currently working to finalize the protocol for these studies with the FDA. Upon finalization of the protocols, we intend to begin the Phase 1 clinical trial at up to four clinical trials sites with an estimated enrollment of eighteen patients. Our Iomab-ACT program will utilize a lower dose of Iomab-B (apamistamab – I-131) that we intend to be a universal lymphodepletion regimen for CAR-T and other adoptive cell therapies. We have completed preclinical in vitro and in vivo studies to evaluate the Iomab-ACT program’s ability to target and deplete CD45 positive immune cells. These studies, which were presented at the TCT Annual Meeting in February 2019 and at the SNMMI or Society of Nuclear Medicine and Molecular Imaging Annual Meeting in June 2019, supported the advancement of the Iomab-ACT into human clinical studies. We are currently evaluating CAR-T constructs and conducting negotiations with potential collaborators that will study our Iomab-ACT program in combination with a select CAR-T. We intend to conduct a Phase 1 clinical trial designed to demonstrate the safety of Iomab-ACT based lymphodepletion and evaluate the depletion of the patient’s cancer cells and lymphocytes as well as response rates and survival outcomes of patients. The Actimab-MDS and Iomab-ACT targeting conditioning programs leverage our experiences and knowledge gained from developing Iomab-B and execution of the SIERRA trial at many of the leading BMT centers in the U.S. and Canada.

Our CD33 program is studying the ARC comprised of the monoclonal antibody lintuzumab and the radioisotope Ac-225 as a single agent or in combination with other therapeutic modalities such as chemotherapy, targeted agents or immunotherapy. We intend to advance selected CD33 ARC trials with the goal of generating clinical proof of concept data as efficiently as possible. The Phase 1 combination trial Actimab-A plus CLAG-M is studying our CD33 ARC with the salvage chemotherapy regimen CLAG-M (cladribine, cytarabine, filgrastim and mitoxantrone) for patients with relapsed or refractory AML. This is an investigator-initiated trial at the Medical College of Wisconsin where we are responsible for providing drug product and ancillary support. Interim results from the Actimab-A CLAG-M have been accepted for presentation at the 2019 ASH or American Society of Hematology Annual Meeting in December 2019. Interim results presented in the accepted ASH abstract observed a complete remission rate of 83% of patients (5/6) receiving 0.50 uCi/kg of Actimab-A and CLAG-M in the second dosing cohort. The Medical College of Wisconsin reported a remission rate of 53% in relapsed or refractory patients treated at their institution with CLAG-M alone. It was also reported that 33% of patients (3/9) enrolled in the trial subsequently received a BMT. All patients completed the planned cycle of Actimab-A and CLAG-M with no mortalities observed on study. The study investigators reported that combining lower doses of Actimab-A and CLAG-M appear to have a clinically acceptable safety profile. We are also exploring the combination with our CD33 ARC and venetoclax, a BCL-2 inhibitor, for patients with relapsed or refractory AML We believe our CD33 ARC can be potentiating when used with venetoclax. We have generated preclinical research that observed improved tumor regression and survival benefit with Actimab-A and venetoclax over venetoclax alone in animal studies, which we believe is attributed to a reduction in Mcl-1 and double-stranded DNA breaks caused by the targeted radiation from our CD33 ARC. The Actimab-M trial is studying our CD33 ARC as a single agent for patients with penta-refractory multiple myeloma. This Phase 1 trial is currently active at three clinical trial sites and we plan to add a fourth clinical trial site in the near future. We have elected to not advance a previously announced Phase 1 clinical trial with our CD33 ARC for patients with post-remission MRD or minimal residual disease positive AML at this time to better focus our energy and resources on the SIERRA trial. We will revisit this decision periodically and potentially reinitiate the trial at an appropriate time.

Our research and development efforts include the advancement of our AWE technology platform. Ongoing activities with our AWE technology platform include the completion of preclinical in vitro and in vivo studies of novel ARCs and ARC combinations, prosecution of patents and other intellectual property, evaluating novel radioisotope supply and supporting our ongoing collaboration with Astellas. Actinium’s clinical programs and AWE technology platform are covered by a portfolio of over 100 patents with a useful life extending as far out as 2039 that cover composition of matter, formulations, methods of use, the DOTA linker technology for actinium-225 applications and methods of manufacturing the actinium-225 radioisotope in a cyclotron.

We have never generated revenue. Currently we do not have a recurring source of revenues to cover our operating costs. We have incurred net losses and negative operating cash flows since inception. As of September 30, 2019 and December 31, 2018, our accumulated deficit was $204.2 million and $186.9 million, respectively. Our net loss was $17.3 million for the nine months ended September 30, 2019 and 2018. These conditions raise substantial doubt as to our ability to continue as a going concern. As of September 30, 2019, we had a balance of cash and cash equivalents of $14.3 million. Our consolidated financial statements are prepared using Generally Accepted Accounting Principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern. As of the date of filing this report, we expect that our existing resources will be sufficient to fund our planned operations into the third quarter of 2020; additional capital resources will be needed to fund operations longer-term. If we are unsuccessful in accomplishing our plans, we may have to delay or terminate existing and/or planned clinical trials and other related activity, which could have a material adverse impact on our business. Our plan to continue as a going concern includes obtaining capital from the sale of our equity securities, fees from licensing one or more of our product candidates, additional collaborations with our Iomab-ACT program and AWE technology platform, and short-term borrowings from banks, stockholders or other related parties, if needed. However, we cannot provide any assurance that we will be successful in accomplishing any of our plans. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plans described above and eventually to secure other sources of financing and attain profitable operations.

Results of Operations – Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Three Months Ended September 30,
	2019	2018

Revenue	$-	$-

Operating expenses:
Research and development, net of reimbursements	4,829,874	4,227,036
General and administrative	1,822,506	1,970,230
Total operating expenses	6,652,380	6,197,266

Other income:
Interest income – net	53,054	49,177
Total other income	53,054	49,177

Net loss	$(6,599,326)	$(6,148,089)

Revenue

We recorded no commercial revenue for the three months ended September 30, 2019 and 2018.

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

Research and development expenses increased $0.6 million to $4.8 million for the three months ended September 30, 2019 compared to $4.2 million for the three months ended September 30, 2018. The increase was due to higher expenses on our CD45 program and higher compensation expense.

General and Administrative Expenses

General and administrative expenses of $1.8 million for the three months ended September 30, 2019 decreased $0.2 million compared to $2.0 million for the three months ended September 30, 2018, primarily attributable to lower professional fees and lower compensation expense relating to stock option compensation.

Other Income

Other income is comprised of net interest income in both reporting periods. The amount for the three months ended September 30, 2019 of $53 thousand was virtually unchanged compared to $49 thousand for the three months ended September 30, 2018.

Results of Operations – Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Nine Months Ended September 30,
	2019	2018

Revenue	$-	$-

Operating expenses:
Research and development, net of reimbursements	13,176,033	12,023,109
General and administrative	4,261,939	5,440,656
Total operating expenses	17,437,972	17,463,765

Other income:
Interest income – net	141,353	129,549
Total other income	141,353	129,549

Net loss	$(17,296,619)	$(17,344,216)

Revenue

We recorded no commercial revenue for the nine months ended September 30, 2019 and 2018.

Research and Development Expense

Research and development expenses increased $1.2 million to $13.2 million for the nine months ended September 30, 2019 compared to $12.0 million for the nine months ended September 30, 2018, primarily attributable to higher expenses on our CD45 program and higher compensation expense, partially offset by lower expenses on our CD33 program.

General and Administrative Expenses

General and administrative expenses of $4.3 million for the nine months ended September 30, 2019 decreased $1.1 million compared to $5.4 million for the nine months ended September 30, 2018, primarily attributable to lower professional fees.

Other Income

Other income, resulting from net interest income, for the nine months ended September 30, 2019 was $141 thousand, compared to $130 thousand recorded for the nine months ended September 30, 2018.

Liquidity and Capital Resources

We have financed our operations primarily through sales of our stock and warrants. The following tables sets forth selected cash flow information for the periods indicated:

	For the Nine Months Ended September 30
	2019	2018

Cash used in operating activities	$(16,451,010)	$(16,284,173)
Cash used in investing activities	(59,488)	(85,522)
Cash provided by financing activities	17,158,129	13,815,586

Net change in cash, cash equivalents and restricted cash	$647,631	$(2,554,109)

Net cash used in operating activities for the nine months ended September 30, 2019 of $16.5 million increased by $0.2 million from $16.3 million in the prior-year period, primarily due to the timing of payments to vendors.

Net cash provided by financing activities was $17.2 million for the nine months ended September 30, 2019, reflecting $15.9 million from the sale of common stock and warrants and $1.5 million in proceeds from the exercise of warrants, partially offset by payments on our note payable and finance leases. During the nine months ended September 30, 2018, we received net proceeds of $13.8 million from the sale of our common stock and warrants.

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

Research and Development Costs

Research and development costs are expensed as incurred. Research and development reimbursements are recorded by us as a reduction of research and development costs.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not currently exposed to significant market risk related to changes in interest rates. As of September 30, 2019, our cash equivalents consisted of primarily of short-term money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2019 and 2018.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of September 30, 2019, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our recurring losses from operations and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of the common shares of our stock and we may have a more difficult time obtaining financing.

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

We are not profitable and have incurred losses in each period since our inception. As of September 30, 2019 and December 31, 2018, we had an accumulated deficit of $204.2 million and $186.9 million, respectively. We reported a net loss of $17.3 million for the nine months ended September 30, 2019 and 2018. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, which would have an adverse effect on our business prospects, financial condition and results of operation.

If we fail to obtain additional financing, we will be unable to continue or complete our product development and you will likely lose your entire investment.

We do not currently have sufficient funding for the completion of development nor commercialization of our product candidates and we will need to continue to seek capital from time to time to continue development of our product candidates and to acquire and develop other product candidates. Our first product candidate is not expected to be commercialized, if approved, until at least 2021 and any partnering revenues that it may generate may not be sufficient to fund our ongoing operations. Any partnering revenues generated by licensing activities may not be sufficient to fund ongoing operations. Further, our other product candidates are not expected to be approved for several years and may not generate sufficient revenues from our licensing and commercialization efforts to fund operations.

Presently, with no further source of capital either via a financing or a collaboration, we project that we may run out of funds in 2020. We currently do not have any additional source of capital secured. If we are unable to raise additional funds, we could be required to reduce our spending plans, reduce our workforce, license one or more of our products or technologies that we would otherwise seek to commercialize ourselves, sell all or some of our assets, cease operations or even declare bankruptcy. We will require additional cash in order to maximize the commercial opportunity and continue clinical development of our product candidates. Alternatives available to us to sustain our operations include collaborative agreements, equity financing, debt and other financing arrangements with potential corporate partners and other sources. However, there can be no assurance that any such collaborative agreements or other sources of funding will be available to us on favorable terms, if at all.

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

The intellectual property related to antibodies we have licensed has expired or likely expired

We have dedicated research and development activities towards improving Iomab-B’s stability to enhance commercial usefulness of the product and now have a proprietary formulation for which IP is pending. We have and may continue to file patents related to Iomab-B that can provide barriers to entry but there is no certainty that these patents will be granted or such granting thereof will adequately prevent others from seeking to replicate and use the BC8 antibody or the construct. We have pending patents related to radioimmunoconjugate composition, formulation administration, and methods of use in solid or liquid cancers. This matter includes composition, administration, and methods of treatment for our products Iomab-B and Actimab-A. Any competing product based on the antibody used in Iomab-B is likely to require several years of development before achieving our product candidate’s current status and may be subject to significant regulatory hurdles but is nevertheless a possibility that could negatively impact our business in the future.

For our CD33 program, lintuzumab-Ac225, we have pursued a broad strategy of key patent filings and anticipated regulatory protections in the US and abroad to protect this asset and its use.  Our final drug construct consists of the lintuzumab antibody labeled with the alpha radioisotope Ac225. We have licensed issued patents that relate to the linker technology we use to conjugate the isotope to the antibody. We also own issued and pending patents related to Ac225 isotope production methods and drug preparation methods. Furthermore, we have pending patent applications covering methods of use in the treatment of disease, including therapeutic combinations, and for targeted conditioning in preparation for cell therapy such as bone marrow transplant, which may provide protection to 2039. This approach, we believe, provides important intellectual property protection given that key patents related to the humanized antibody, lintuzumab, which we use in our CD33 program product candidates have expired. While it is possible that others may eventually use an antibody with the same sequence, we believe that our pending patent portfolio will provide protection within critical areas of clinical focus. In addition, we possess trade secrets and know-how related to the manufacturing and use of antibody radio-conjugates including lintuzumab-Ac225. Any potentially competing product based on the lintuzumab antibody is also likely to require several years of development before achieving our product candidate’s current status and may be subject to significant regulatory hurdles. Nevertheless, the development of such a molecule remains a possibility and could negatively impact our business in the future.

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

Iodine-131 is a key component of our Iomab-B drug candidate. We currently source medical grade I-131 from three suppliers including two leading global manufacturers. Currently, there is sufficient supply of I-131 to advance our ongoing SIERRA clinical trial, support additional trials we may undertake utilizing I-131 and for commercialization of Iomab-B. We continually evaluate I-131 manufacturers and suppliers and intend to have multiple qualified suppliers prior to the commercial launch of Iomab-B. While we consider I-131 to be commoditized and obtainable through several suppliers, there can be no guarantee that we will be able to secure I-131 or obtain I-131 on terms that are acceptable to us.

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

The antibodies we use in our antibody radiation-conjugate product candidates may be subject to generic competition.

We are not aware of any existing or pending regulations or legislation that pertains to generic radiopharmaceutical products such as our antibody radiation-conjugate product candidates. Our product candidates are regulated by the FDA as biologic products and we intend to seek approval for these products pursuant to the BLA pathway. The Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated pathway for the approval of biosimilar and interchangeable biologic products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. Even if a biosimilar gets approved for one of the antibodies that we use, the final constructs of our drug candidates consist of an antibody, radioisotope and in some cases a linker. Therefore, we do not believe that the final drug product of our candidates can be subject to competition from a biosimilar as outlined in BPCIA.

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

We do not currently operate manufacturing facilities for pre-clinical or clinical production of any of our product candidates. We rely on third-party manufacturers to supply, store, and distribute pre-clinical and clinical supply of the components of our drug product candidates including monoclonal antibodies, linkers and radioisotopes, as well as the final construct which comprises our drug product candidates. We expect to continue to depend on third-party manufacturers for the foreseeable future. Any performance failure on the part of our existing or future manufacturers could delay clinical development, cause us to suspend or terminate development or delay or prohibit regulatory approval of our product candidates or commercialization of any approved products. Further avenues of disruption to our clinical or eventual commercial supply may also occur due to the sale, acquisition, business reprioritization, bankruptcy or other unforeseen circumstances that might occur at any of our suppliers or contract manufacturing partners including an inability to come to terms on renewal of existing contracts or new contracts. With a view to maintaining business continuity we are evaluating alternatives and second and even third sources of supply or manufacturing for our core suppliers and manufacturing partners, however there can be no assurances that we will be able to identify such suppliers or partners and assuming we did, that we would be able to enter into contracts that are on favorable terms or on terms that will enable sufficient supply to ensure business continuity and support our growth plans.

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

We depend on vendors with specialized operations, equipment and know-how to manufacture the respective components of our drug candidates. We have entered into manufacturing and supply agreements with these third-parties and in some instances, we have agreed that they be the exclusive manufacturer and supplier. If any of the third-parties we depend on encounter difficulties in their operations, fail to comply with required regulations or breach their contractual obligations it may be difficult, or we may be unable to identify suitable alternative third-party manufacturers. While we identify and evaluate third-party manufacturers from time to time, even if we do identify suitable alternative third-parties, we may fail to reach agreement on contractual terms, it may be prohibitively expensive and there can be no assurance that we can successfully complete technology transfer and development work necessary or complete the necessary work in a timely manner. Any of which could prevent us from commencing manufacturing with third-parties. which could cause delays or suspension of our clinical trials and pre-clinical work that may have a negative impact on our business.

Furthermore, these third-party contractors, whether foreign or domestic, may experience regulatory compliance difficulty, mechanical shut downs, employee strikes, or any other unforeseeable acts that may delay or limit production. Our inability to adequately establish, supervise and conduct (either ourselves or through third parties) all aspects of the formulation and manufacturing processes, and the inability of third-party manufacturers to consistently supply quality product when required would have a material adverse effect on our ability to develop or commercialize our products. We have faced delays and risks associated with reliance on key third party manufacturers in the past and may be faced with such delays and risks in the future. Any future manufacturing interruptions or related supply issues could have an adverse effect on our company, including delays in clinical trials.

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

Our Common Stock is considered a Penny Stock.

During the first nine months of 2019, and for the years of 2018, 2017 and 2016, the price of our common stock has traded below $5.00 per share, and therefore is treated as a penny stock. Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

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

ACTINIUM PHARMACEUTICALS, INC.

Date: November 12, 2019	By:	/s/ Sandesh Seth
Sandesh Seth
Chairman and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Steve O’Loughlin
Steve O’Loughlin
Principal Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)