Form 10-K
period 2019-12-31
Actinium Pharmaceuticals, Inc.
filed 2020-05-08
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act): Yes  ☐    No  ☒

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock on the NYSE AMERICAN on June 28, 2019 was $39,794,272.

As of May 7, 2020, 303,343,699 shares of common stock, $0.001 par value per share, were outstanding.

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

ii

PART I

Item 1. Business.

Business Overview

Actinium Pharmaceuticals Inc. is a clinical-stage, biopharmaceutical company applying its proprietary platform technology and deep understanding of radiobiology to the development of novel targeted therapies known as ARCs or Antibody Radiation-Conjugates. Radiation is an effective therapeutic modality that is used in the treatment of over fifty percent of all cancer patients and often combined with chemotherapy and immunotherapy for greater therapeutic effect. Radiation is typically administered from outside the body, which constrains the amount that can be administered to patients due to dose-limiting toxicities. In addition, due to the diffuse nature of the external radiation beam, its usage is limited to solid tumors and cannot be used in blood cancers, which are diffuse. ARCs combine the cell-killing ability of a radioisotope payload with a targeting agent, such as a monoclonal antibody, or mAb, to deliver radiation inside the body to specific cells, to potentially generate greater efficacy and less toxicity. ARCs usage is broader than external delivered radiation as they can be used for both solid tumors and blood cancers. Blood or hematologic cancers are highly sensitive to radiation and our clinical pipeline is focused on ARCs targeting the antigens CD45 and CD33, both of which are expressed in multiple hematologic cancers. Our clinical programs are focused on two primary areas: targeted conditioning prior to a cell or gene therapy procedure and therapeutics, either in combination with other agents or as a monotherapy. Our product development strategy is actively informed by clinical data with our ARCs in over 500 patients, including the ongoing SIERRA trial. Our clinical pipeline has emanated from our AWE, or Antibody Warhead Enabling technology platform, which is protected by over 110 issued and pending patents, trade secrets and know-how.

Targeted Conditioning

We are advancing the only multi-target, multi-indication clinical-stage pipeline for targeted conditioning and the only ARC-based targeted conditioning regimens in development. Our ARCs for targeted conditioning are intended to potentially enable improved access to cell-based therapies with curative potential, including BMT, or bone marrow transplant, ACT, or adoptive cell therapy such as CAR-T, and Gene Therapy, as well as improved outcomes. Conditioning in the context of BMT, ACT or Gene Therapy is the act of depleting certain blood and immune-forming cells, including bone marrow stem cells and, in some cases, diseased cells prior to transplanting new cells into a patient. Currently, conditioning is accomplished using a combination of chemotherapeutic agents and external radiation. These non-targeted conditioning regimens may prevent a patient from receiving a potentially curative therapy and hinder outcomes due to their toxicities. ARCs have the potential to increase patient access and outcomes by way of their ability to selectively deplete targeted cells while sparing normal healthy cells. We use our ARCs at high isotope dose levels to achieve myeloablation, which fully depletes bone marrow stem cells and at lower isotope dose levels to achieve lymphodepletion, which spares bone marrow stem cells from depletion. In addition, dosing may be titrated downward from myeloablative doses to achieve partial myeloablation, which may be appropriate for certain gene therapy programs.

CD45 Targeted Conditioning Program

Our CD45 ARC is comprised of the anti-CD45 monoclonal antibody known as apamistamab (formerly BC8) and the radioisotope I-131 or Iodine-131. CD45 is an antigen expressed on leukemia, lymphoma and myeloma cancer cells, as well as nucleated immune cells, but is not expressed outside of the hematopoietic, or blood, system. This unique expression on blood cancer and immune cells enables simultaneous depletion of both cell types, making CD45 an optimal antigen for targeted conditioning applications. CD45 is a cell surface antigen with an average expression of 200,000 copies per cell, however, it only internalizes at a rate of 10-15%. We believe our ARC approach is the most effective method to target CD45 positive cells, as the radioisotope payload linear energy transfer can readily ablate a targeted cell without requiring payload internalization like an antibody drug conjugate or rely on biological effector function processes like a naked antibody. Furthermore, since CD45 expression level varies from low to high antigen density as the immune cells become more terminally differentiated, we can selectively condition depending on the therapeutic application, from full myeloablation to transient lymphodepletion, by adjusting the dose or intensity of the I-131 isotope payload. Full myeloablation can be achieved with high doses of I-131, as its energy pathlength and crossfire effect can penetrate into bone marrow niches to target and deplete blood and immune system forming bone marrow stem cells. Myeloablation is applicable to autologous or allogeneic BMT and to autologous gene-edited or modified therapies that can reconstitute a patient’s blood and immune systems. Alternatively, low doses of I-131 can be transiently lymphodepleting and spare a patient’s bone marrow stem cells, which we believe is ideal for ACT applications such as CAR-T. We intend to develop our CD45 targeted conditioning program for BMT, ACT and Gene Therapy applications for malignant and non-malignant diseases.

Our lead CD45 targeted conditioning product candidate is Iomab-B, which uses high doses of I-131 to achieve myeloablative conditioning prior to a BMT. Iomab-B is currently being studied in the pivotal Phase 3 Study of Iomab-B in Elderly Relapsed or Refractory AML, or SIERRA, clinical trial for targeted conditioning prior to an allogeneic BMT for patients with active, relapsed or refractory (r/r) Acute Myeloid Leukemia, or AML, who are age 55 or older. Patients with active, r/r AML are not normally considered eligible for BMT and the SIERRA trial is the only randomized Phase 3 trial to offer BMT as a treatment option for this patient population. The SIERRA trial compares outcomes of patients randomized to receive Iomab-B and a BMT (the study arm) to those patients randomized to receive physician’s choice of salvage chemotherapy (the control arm). Salvage chemotherapy is also defined as conventional care, as no standard of care exists for this patient population. Patients who fail to achieve a CR or Complete Response on the control arm are ineligible to proceed to a BMT, but the trial design permits these patients to “cross over” to receive the study arm treatment if they meet the eligibility criteria. The primary endpoint of the SIERRA trial is durable Complete Remission, or dCR, of six months and the secondary endpoint is one-year Overall Survival, or OS. When the crossover patients receive Iomab-B and BMT, they have not achieved remission with their salvage therapy and are considered to be failures for the primary endpoint of the study. The SIERRA trial is currently active at 20 sites in the United States and Canada, which includes many of the leading BMT sites based on volume. We expect to complete enrollment of the SIERRA trial and have topline data that we believe will support the submission of a Biologics License Application, or BLA, with the U.S. Food and Drug Administration, or FDA, in 2021. If approved, our initial commercial launch would target the leading 50-100 BMT and medical centers that perform the vast majority of BMT’s in the United States. In the European Union or EU, we received favorable feedback from the European Medicines Agency or EMA via their scientific advice program that the trial design, primary endpoint and planned statistical analysis from the SIERRA trial are acceptable as the basis for a Marketing Authorization Application or MAA. Additionally, the EMA commented that it does not anticipate the need for further standalone preclinical toxicology or safety studies. Overall, transplant procedures in the EU are approximately fifty percent higher than in the United States with a similar market dynamic with a majority of BMT volume being conducted in a concentrated number of leading medical centers. We intend to secure a partner for Iomab-B in the EU.

Safety and feasibility data from the first 75 patients enrolled on the SIERRA trial, which represents 50% of the total of 150 patients to be enrolled in the trial, was presented in an oral presentation at the Transplantation & Cellular Therapy Meetings of the American Society for Transplantation and Cellular Therapy (ASTCT) and Center for International Bone & Marrow Transplant Research (CIBMTER) in February 2020. It was reported that 100% of patients (31/31) on the study arm that received a therapeutic dose of Iomab-B received a BMT, with a median time to BMT of 30 days, and all patients achieved neutrophil and platelet engraftment in a median time of 20 days despite a high median blast count of 30%. On the control arm, only 18% of patients (7/38) achieved remission after salvage therapy, and then received a BMT with a median time to BMT of 67 days and median blast count of 26%. Of the 82% of patients failing to achieve a CR with conventional care (31/38), 20 patients were eligible to cross over to the study arm. These patients are considered as having failed the primary endpoint of the study. All crossover patients who received the therapeutic dose of Iomab-B (20/20) received a BMT, with a median time to BMT of 64 days and all patients achieved engraftment in a median time of 19 days despite high median blast count of 35% at time of crossover. It was also reported that 100-day non-relapse transplant-related mortality (100-day TRM) of the study or Iomab-B arm was 6% (2/31) of patients that received a BMT compared to 29% of patients (2/7) who received a BMT after salvage therapy on the control arm. The universal engraftment rate and low 100-day TRM rate of the Iomab-B arm resulted in 29 patients potentially evaluable for the primary endpoint compared to 5 patients in the control arm, a nearly six times difference.

The SIERRA trial is powered for up to two interim analyses of the primary endpoint exercisable at our discretion and triggered by an enrollment range of 70 to 110 patients to evaluate, the primary endpoint of dCR of 180 days. We intend to exercise an ad-hoc analysis, basing our decision to do so on the data reported from SIERRA thus far and comfort with the pace and current status of enrollment as of April 2020, which could generate topline data for the primary endpoint in late 2020 and early termination of the trial if positive. Based on the statistical plan of the study, a single ad-hoc analysis would result in a minimal alpha spend of no more than 0.00925, depending on the number of patients included in the ad-hoc analysis.

Our Iomab-ACT program is intended for targeted conditioning prior to ACT or Gene Therapy and uses the same 131I-apamistamab ARC construct as Iomab-B at varying doses. At lower doses of one-eighth to one-sixth of the myeloablative dose, it is applicable for lymphodepletion prior to CAR-T or certain Gene Therapy applications where stem cell myeloablation is not necessary. At higher doses it is applicable for Gene Therapy applications where stem cell myeloablation is necessary.

We announced a collaboration with University of California Davis to utilize Iomab-ACT conditioning in an ongoing Phase 1/2 trial with a novel anti-HIV autologous stem cell gene therapy for patients with HIV-related lymphoma. This is the first Gene Therapy trial to use an ARC-based conditioning regimen. 131I-Apamistamab has clinical proof of concept as a targeted conditioning regimen for patients with high-risk, relapsed or refractory lymphoma prior to an autologous stem cell transplant from a previous study, where a favorable safety profile with no dose-limiting toxicities and minimal non-hematologic toxicities were observed and promising efficacy with median overall survival not reached (range: 29 months to not reached) and 31% of patients in prolonged remission at a median of 36 months follow up (range: 25 – 41 months). In this study, Iomab-ACT is intended to replace the chemotherapy-based condition regimen known as BEAM (BCNU/carmustine, etoposide, cytarabine, and melphalan) to simultaneously kill the patient’s lymphoma cells and deplete the patient’s stem cells to make room for the transplant. Upon engraftment, the transplanted gene-modified autologous stem cells containing three anti-HIV genes are intended to equip the patient with a new immune system that is resistant to the HIV virus. Iomab-ACT will be substituted for BEAM in the ongoing Phase 1/2 trial and we expect to have clinical proof of concept data in 2021.

We believe our Iomab-ACT program is highly differentiated when compared to Fludarabine and Cyclophosphamide or Flu/Cy or other chemotherapy-based regimens that are used as the standard of practice today for lymphodepletion prior to CAR-T. CD45 is an antigen expressed on certain immune cell types that are relevant to the mechanism of CAR-T therapies including lymphocytes, regulatory T cells and macrophages that have been associated with clinical responses that may limit the safety, efficacy and durability of response of these CAR-T therapies including Cytokine Release Syndrome, or CRS, and neurotoxicity. Some of these limitations may be attributable to the chemotherapy-based conditioning agents that are being used prior to CAR-T therapies. Preclinical data supporting the rational for our Iomab-ACT program was presented at multiple medical conferences in 2019. Unlike chemotherapy, preclinical data suggests Iomab-ACT is targeted in nature and, due to this targeted effect, we expect we can improve CAR-T cell expansion more efficiently, potentially resulting in responses that are more durable, but also resulting in reduced CAR-T related toxicities. Importantly, we expect the Iomab-ACT program construct to enable lymphodepletion through a single-dose, outpatient administration versus Flu/Cy or other chemotherapy-based lymphodepletion regimens that can require multiple infusion cycles over several days. Because of this potentially superior profile, the Iomab-ACT construct could result in improved access to CAR-T therapy and better outcomes. We intend to begin a clinical trial with 131I-apamistamab as a targeted conditioning agent prior to CAR-T, subject to identifying a suitable partner and we expect to have Phase 1 clinical proof of concept data in 2021.

CD33 Program: Targeted Conditioning, Combinations and Therapeutics

Our CD33 program is evaluating the clinical utility of an ARC comprised of the anti-CD33 mAb lintuzumab linked to the potent alpha-emitting radioisotope Actinium-225 or Ac-225. CD33 is expressed in the majority of patients with AML and myelodysplastic syndrome, or MDS, as well as approximately one third of patients with multiple myeloma. Our CD33 development program is driven by data obtained from over one hundred treated patients, including results from a Phase 1/2 trial that was conducted in 58 patients with newly diagnosed AML, which was completed in 2018. This clinical data, as well as our experience with Iomab-B, is shaping a two-pronged approach with our CD33 program, where at high doses we are exploring its use for targeted conditioning and at low doses we are exploring its use for therapeutic purposes as a single agent, or in combination with other modalities.

Actimab-MDS is our second clinical trial focused on targeted conditioning, in this case for patients with high-risk MDS and is our second pivotal program. Actimab-MDS is informed by prior experience with our CD33 ARC in multiple trials for patients with AML, MDS and for patients that have progressed from MDS to AML, which is also known as secondary AML. Data from these trials showed that our CD33 ARC had single-agent activity capable of producing complete remissions (CRs) in certain patients at varying dose levels with minimal non-hematologic extramedullary toxicities. However, dose-dependent myelosuppression, a class effect of CD33 directed therapies, was seen in many of these patients. Given that myelosuppression is necessary prior to a BMT and that a BMT can rescue patients with myelosuppression, we decided to pursue a trial in targeted conditioning in high-risk MDS patients with this ARC in combination with Reduced Intensity Conditioning, or RIC, regimens. RIC regimens are comprised of low doses of chemotherapies such as fludarabine, cytarabine, busulfan or melphalan. A BMT is the only curative treatment option for these patients with high-risk MDS who have poor, or very poor cytogenetics. However, these patients have poor outcomes due to high relapse rates following a BMT. Based on our interactions with FDA to date, we will conduct a Phase 1 dose-finding clinical trial that will be followed by a randomized trial that, depending on the results observed, may potentially serve as a pivotal trial to support the submission of a Biologics License Application, or BLA. We are currently finalizing discussions with the FDA.

Our CD33 development program is also studying the construct at various dose levels and dosing regimens either in combination or alone in multiple hematologic disease indications. We currently have multiple clinical trials ongoing, in startup phase and in planning, to study our CD33 ARC in combination with other therapeutic modalities such as chemotherapy, targeted agents or immunotherapy. We believe that radiation can be synergistic when used in combination with these modalities based on mechanistic rationale supported by our own clinical data, preclinical research and scientific evidence in the literature. We are also studying our CD33 ARC as a monotherapy in the case of multiple myeloma, or MM. Our CD33 ARC development program encompasses the following ongoing and planned trials:

Combination Trials:

●	Phase 1 investigator initiated Actimab-A + CLAG-M combination trial with the salvage chemotherapy regimen CLAG-M (cladribine, cytarabine, filgrastim and mitoxantrone) for patients with relapsed or refractory AML at the Medical College of Wisconsin. At the 2019 American Society of Hematology Annual Meeting, it was reported that 86% of patients (6/7) receiving 0.50 µCi/kg of Actimab-A, and CLAG-M achieved a complete remission after receiving Actimab-A + CLAG-M, which is nearly 60% greater than the 55% remission rate observed in a study of CLAG-M alone conducted at MCW in the same r/r AML patient population. In addition, 71% of these patients (5/7) achieved negative minimal residual disease status, indicating that these are deep remissions. The 0.50 µCi/kg dose of Actimab-A was shown to be subtherapeutic as a single agent., Since the combination to date has been well tolerated, the study progressed to the third and final cohort that will study Actimab-A at a dose of 0.75 µCi/kg in March 2020 and we expect to complete this trial by the end of 2020. Upon completion, we intend to explore a regulatory pathway for a pivotal trial that could potentially support a registration. The combination of Actimab-A + CLAG-M is supported by mechanistic rationale for combining inhibitors of DNA replication and/or repair processes such as mitoxantrone, a topoisomerase-II inhibitor, and radiation, as imparted by tumor targeting of Ac-225 with Actimab-A. The Actimab-A + CLAG-M combination study has provided proof of principle that the addition of subtherapeutic doses of Actimab-A to other AML therapies can lead to well tolerated regimens with improved responses.

Phase 1 Actimab-A + Ven combination trial with the BCL-2 inhibitor Venetoclax (Ven) for patients with relapsed or refractory AML. This trial will be led by UCLA Medical Center and will be conducted at three additional trial sites. This combination is supported by mechanistic evidence in preclinical studies using Ven-resistant AML tumor cell lines. In these models, we have demonstrated that Actimab-A can deplete Mcl-1 and Bcl-XL, two proteins implicated in mediating resistance to venetoclax, in addition to causing potentially lethal double-stranded DNA breaks in these CD33 targeted cells. Furthermore, in vivo studies in animal models of Ven-resistant AML demonstrated robust tumor regression and improved survival in cohorts receiving the Actimab-A Ven combination compared to Ven alone. The rationale for this clinical study is that the addition of Actimab-A will; 1) have a direct anti-tumor effect via double-stranded DNA breaks and 2) deplete Mcl-1 and BCL-XL making the AML cells more susceptible to Ven. We expect to initiate the trial and have preliminary proof of concept clinical data from this combination study by the end of 2020.

●	Phase 1 Actimab-A + 7+3 combination trial in patients with newly diagnosed AML with intermediate or high-risk cytogenetics or molecular markers. In February 2020, we announced plans to initiate this combination trial to add Actimab-A to 7+3, which is the standard of care chemotherapy regimen comprised of cytarabine and daunorubicin for patients with newly diagnosed AML who are fit for intensive therapy. As we have seen with the combination of Actimab-A + CLAG-M chemotherapy, we believe that Actimab-A will have synergistic and potentiating properties when added to 7+3, which causes DNA damage and has radiation sensitizing properties since daunorubicin is an anthracycline antibiotic that cytotoxically inhibits DNA replication and repair and RNA synthesis through inhibition of topoisomerase II. The rationale for studying Actimab-A in combination with 7+3 is the potential for both additive and synergistic effects due to the interplay of various mechanisms including DNA damage from alpha radiation and the chemotherapy combination, radiation sensitization, and prevention of DNA damage repair. We expect to initiate this Phase 1 trial by the end of 2020 and have proof of concept data in 2021.

Monotherapy Trial:

●	Multi-center Phase 1 Actimab-M trial for patients with penta refractory MM. Approximately one third of patients with MM have CD33 expression, which is associated with poorer outcomes. MM is exquisitely sensitive to radiation, but patients do not receive radiation currently because external delivery could result in significant toxicities given that the disease is spread throughout the body. The rationale for this trial is to use a new therapeutic modality of alpha radiation, which MM cells have no known resistance mechanism against, for this high-risk patient population. We have recently initiated Memorial Sloan Kettering Cancer Center as a clinical trial site in the Actimab-M trial, which is currently active at three other trial sites in the United States. We expect to have initial proof of concept data from this trial in 2021.

Antibody Warhead Enabling Technology Platform

Our proprietary Antibody Warhead Enabling, or AWE, Technology Platform is supported by intellectual property, know-how and trade secrets that cover the generation, development, methods of use and manufacture of ARCs and certain of their components. Our AWE technology patent portfolio includes 28 patent families comprised of over 110 issued and pending patent applications, of which 9 are issued and 23 pending in the United States, and 81 are issued and pending internationally. The effective life of the patents in our portfolio range from expirations between 2020 to 2039. Our technology enables the direct labeling, or conjugation and labeling, of a biomolecular targeting agent to a radionuclide warhead and its development and use as a therapeutic regimen for the treatment of diseases such as cancer. Our AWE intellectual property covers various methods of use for ARCs in multiple diseases, including indication, dose and scheduling, radionuclide warhead, and therapeutic combinations.

Intellectual Property Portfolio and Regulatory Protections

Intellectual Property

We have developed or in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets related to the development and manufacture of our products. As of May 2020, our patent portfolio includes: 28 patent families comprised of 122 issued and pending patent applications, of which 9 are issued and 22 are pending in the United States, and 91 are issued and pending internationally. Several non-provisional patent applications are expected to be filed in 2020 based on provisional patent applications filed in 2019. More than 90% of our patents are Actinium-owned and the remainder are in-licensed from third parties. These patents cover key areas of our business, including use of actinium-225 and other alpha- or beta-emitting isotopes attached to cancer specific carriers like monoclonal antibodies, methods for manufacturing key components of our product candidates including actinium-225, an alpha particle emitting radioisotope and carrier antibodies, or Iodine-131, a beta particle emitting radioisotope, and methods for manufacturing finished product candidates for use in cancer treatment.

We own five issued patents including one divisional patent in the United States and 49 patents outside of the United States, including one divisional patent related to the manufacturing of actinium-225 in a cyclotron, that will expire between 2024 through 2030. Three related global patents are pending. We own or have licensed the rights to four issued patents in the United States and 8 issued patents outside of the United States related to the generation of radioimmunoconjugates that will expire between 2021 and 2037. Twelve related United States or global patents are pending, Further, we own the rights to 32 additional pending patents in the United States and abroad related to radioimmunoconjugate composition, formulation administration, and methods of use in solid or liquid cancers. This matter includes composition, administration, and methods of treatment for our products Actimab-A and Iomab-B. In addition, for Iomab-ACT, we own 9 patents pending covering methods of use and composition in cancer and non-malignant disease

Regulatory Protections

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

Competition Overview

In the field of targeted conditioning, pharmaceuticals currently used for myeloablation prior to a bone marrow transplant or lymphodepletion prior to CAR-T are largely generic chemotherapeutic agents and/or radiation. In targeted conditioning, we face competition from Magenta Therapeutics, Inc., who is developing anti-CD45 and anti-CD117 (cKIT) Antibody Drug Conjugates (ADCs) that are in the preclinical stage of development and Jasper Therapeutics, Inc, who is developing an anti-CD117 monoclonal antibody that is being studied in a Phase 1 clinical trial. Forty Seven, Inc.(acquired by Gilead), who is developing a conditioning regimen comprised of the anti-CD47 monoclonal antibody Magrloimab that is being studied in a Phase 2 clinical trial as a therapeutic with an anti-CD117 monoclonal antibody, which is in preclinical development, in collaboration with bluebird bio, Inc., Molecular Templates, who is developing conditioning regimens using its Engineered Toxin Bodies (ETBs) with two targets that have not been disclosed in collaboration with Vertex. Allogene Therapeutics, who is developing an anti-CD52 monoclonal antibody for use as a lymphodepletion agent in conjunction with CAR-T therapies. To our knowledge, we are the only company with a pivotal Phase 3 trial for a targeting conditioning agent and the only anti-CD45 ARC in clinical development.

For our CD33 ARC, there are several companies developing drugs for AML, MDS and Multiple Myeloma based on numerous approaches/modalities, including chemotherapy, targeted agents, antibody drug conjugates, naked monoclonal antibodies, bispecific antibodies, immunotherapies and cellular therapies. Specific to CD33, Mylotarg™, an ADC developed and marketed by Pfizer is the only FDA approved CD33 targeted therapy for adult patients and children two years and older with relapsed or refractory CD33-positive AML. Seattle Genetics was developing SGN-CD33A, a CD33 targeting ADC, but discontinued the development of its clinical trials associated with this product candidate in June 2017. Immunogen is also developing a CD33 targeting ADC, IMGN779, that is currently in a Phase 1 clinical trial for r/r AML patients age 18 and above. Amgen is developing a CD3/CD33 bispecific BiTE (AMG330) as is Amphivena (AMV-564), both of which are in Phase 1 clinical trials for r/r AML patients age 18 and above. Boehringer Ingelheim is developing a CD33 targeting naked antibody (BI836858) for patients with r/r AML or MDS age 18 and above. These drugs have different safety profiles and mechanisms of action compared to our drug candidates. AML in older patients remains an area of high medical need that could accommodate many new products with favorable safety and efficiency profiles. We have begun studying our CD33 ARC in combination with the salvage chemotherapy regimen CLAG-M for patients with relapsed or refractory AML. Combination therapies are commonly used in hematologic indications, but we believe we are the only Ac-225 based product candidate that is being explored in combination studies in hematologic indications. To our knowledge, we are the only company with a CD33 targeting drug and the only AC-225 based ARC product candidate for patients with multiple myeloma.

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

Employees

As of May 7, 2020, we have 25 full-time employees. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good. We also engage consultants on an as-needed basis to supplement existing staff.

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

We are not profitable and have incurred losses in each period since our inception. As of December 31, 2019 and December 31, 2018, we had an accumulated deficit of $208.8 million and $186.9 million, respectively. We reported a net loss of $21.9 million and $23.6 million for the years ended December 31, 2019 and 2018, respectively. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, which would have an adverse effect on our business prospects, financial condition and results of operation.

If we fail to obtain additional financing, we will be unable to continue or complete our product development and you will likely lose your entire investment.

On April 24, 2020, we issued and sold 210.8 million shares of common stock (or pre-funded warrants to purchase shares of common stock in lieu thereof). Gross proceeds from this offering to us were $31.6 million, before deducting underwriting discounts and commissions and other offering expenses payable by us. As of the date of filing this report, we expect that our existing resources will be more than sufficient to fund our planned operations for more than 12 months following the date of this report.

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

Our business could be adversely affected by the effects of health epidemics, including the global COVID-19 pandemic.

In December 2019, a novel strain of COVID-19 was reported in China. Since then, COVID-19 has spread globally, to include Canada, the United States and several European countries. The spread of COVID-19 from China to other countries has resulted in the World Health Organization (WHO) declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and have closed non-essential businesses.

As local jurisdictions continue to put restrictions in place, our ability to continue to operate our business may also be limited. Such events may result in a period of business, supply and drug product manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. In response to COVID-19, we implemented remote working and thus far have not experienced a significant disruption or delay in our operations as it relates to the clinical development of our drug candidates

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common shares.

Currently, the pivotal Phase 3 SIERRA trial for our lead program, Iomab-B, continues to remain active at a majority of our clinical trial sites, with investigators providing feedback that recruitment and enrollment will remain active because of the acute nature of the disease, the high unmet needs of patients with relapsed or refractory AML, the potentially curative nature of BMT and the differentiated profile of Iomab-B. We currently anticipate that sites currently not actively enrolling due to COVID-19 may resume recruitment and enrollment during the third quarter. In addition, we believe our earlier stage clinical trials for our CD33 program will continue to recruit and enroll patients given the acute nature of relapsed or refractory AML. The continued spread of COVID-19 globally could adversely affect our planned clinical trial operations, including our ability to initiate the trials on the expected timelines and recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Further, the COVID-19 outbreak could result in delays in our clinical trials due to prioritization of hospital resources toward the outbreak, restrictions in travel, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us.

Additionally, COVID-19 may also result in delays in receiving approvals from local and foreign regulatory authorities, delays in necessary interactions with IRB’s or Institutional Review Boards, local and foreign regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees.

To date, COVID-19 has not had a financial impact on the Company. However, COVID-19 has caused severe disruptions in transportation and limited access to our facility, resulting in limited support from our staff and professional advisors. The small size of our accounting staff and the additional responsibilities emanating from COVID-19 have presented difficulties to our ability to complete this Report on Form 10-K, resulting in its delay, and may continue to cause a delay in our ability to complete subsequent reports in a timely manner.

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

Initiating and completing clinical trials necessary to support FDA approval of a BLA for Iomab-B, CD33 program candidates, and other product candidates, is a time-consuming and expensive process, and the outcome is inherently uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product candidate we advance into clinical trials may not have favorable results in later clinical trials. We have worked with the FDA to develop a clinical trial designed to test the safety and efficacy of Iomab-B in patients with relapsed or refractory AML who are age 55 and above prior to a BMT. This trial is designed to support a BLA filing for marketing approval by the FDA, pending results from the trial. We have also worked with the FDA to develop a regulatory pathway for our Actimab-MDS trial that consists of a dose-confirming Phase 1 trial that can be followed by a randomized, controlled pivotal trial that could support a BLA filing. There can be no assurance that the data generated during the trial will meet our chosen safety and effectiveness endpoints or otherwise produce results that will eventually support the filing or approval of a BLA. Even if the data from this trial are favorable, the data may not be predictive of the results of any future clinical trials.

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

The intellectual property related to antibodies we have licensed has expired or likely expired

The key patents related to the humanized antibody, lintuzumab, which we use in our CD33 program product candidates have expired. It is generally possible that others may be eventually able to use an antibody with the same sequence, and we will then need to rely on additional patent protection covering alpha particle drug products comprising Ac-225. Our final drug construct consists of the lintuzumab antibody labeled with the isotope Ac-225. We have licensed issued patents that relate to the linker technology we use to conjugate the isotope to the antibody. Further, we own issued and pending patents related to methods for drug conjugation and isotope labeling and for methods of isotope production. In addition, we possess trade secrets and know how related to the manufacturing and use of isotopes. Any competing product based on the lintuzumab antibody is likely to require several years of development before achieving our product candidate’s current status and may be subject to significant regulatory hurdles but is nevertheless a possibility that could negatively impact our business in the future. We own an issued patent in the US relating to composition of the Iomab-B product candidate. Five related patents are also pending in the US and internationally. We have and may continue to file patents related to Iomab-B that can provide barriers to entry but there is no certainty that these patents will be granted or such granting thereof will adequately prevent others from seeking to replicate and use the BC8 antibody or the construct. We have pending patents related to radioimmunoconjugate composition, formulation administration, and methods of use in solid or liquid cancers. This matter includes composition, administration, and methods of treatment for our products Actimab-A and Iomab-B. Any competing product based on the antibody used in Iomab-B is likely to require several years of development before achieving our product candidate’s current status and may be subject to significant regulatory hurdles but is nevertheless a possibility that could negatively impact our business in the future.

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

Our Common Stock is considered a Penny Stock.

During the years of 2019 and 2018, the price of our common stock has traded below $5.00 per share, and therefore is treated as a penny stock. Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

We may be required to effectuate a reverse stock split to be able to maintain compliance with applicable listing requirements or standards of the NYSE AMERICAN exchange or our common stock could get delisted.

On April 29, 2020, we received a deficiency letter from the NYSE American LLC, or NYSE American, indicating that the Company is not in compliance with the NYSE American continued listing standard set forth in Section 1003(f)(v) of the NYSE American Company Guide because our common shares have been selling for a substantial period of time at a low price per share. The letter did not result in the immediate delisting of our common shares from the NYSE American Market.

Pursuant to Section 1003(f)(v) of the NYSE American Company Guide, the NYSE American staff determined that the Company’s continued listing is predicated on our effecting a reverse stock split of our common shares or otherwise demonstrating sustained price improvement within a reasonable period of time, which the staff determined to be no later than October 29, 2020.

If we do not effectuate a reverse stock split to maintain compliance with NYSE American listing requirements, we could be delisted from the exchange. We may elect to seek approval for and if authorized, effectuate a reverse stock split to increase the price of our common stock so that our stock is no longer considered a penny stock and to make our stock more marketable to institutional investors that cannot buy stocks below certain prices.

At our Annual Meeting of Stockholders held on December 18, 2019, our stockholders approved an amendment to our certificate of incorporation to effectuate a reverse split at the discretion of our Board of Directors, or Board, at a specific ratio up to 1 for 75 shares as determined by them at their sole discretion. If the Board decided to proceed with a reverse split, we would also need the approval of the Financial Regulatory Authority, or FINRA. There is no guarantee that we would be successful in obtaining the necessary approval from FINRA.

If we fail to maintain compliance with NYSE American listing requirements and our stock is delisted, the market price and liquidity of our common stock could be adversely impacted. This may also reduce our ability to raise additional capital. Even if our Board approves a reverse stock split, there can be no assurance that instuitional investors will buy shares of our common stock. There can be no assurance that our common stock can maintain its post-reverse split price and it may be treated as a penny stock. In the event, that our common stock is delisted from the NYSE AMERICAN or another national securities exchange, trading of our common stock could occur in the over-the-counter market or on an electronic bulletin board established for unlisted securities such as the OTC Bulletin Board or Pink Sheets. This could result in adverse impact on the market price and liquidity of our common stock, a reduction in coverage by security analysts and impair our ability to raise additional capital, all of which could cause the price of our common stock to decline.

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

Our compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur substantial accounting expense and expend significant management efforts. We complied with Section 404 at December 31, 2019 and 2018 and while our testing did not reveal any material weaknesses in our internal controls, any material weaknesses in our internal controls in the future would require us to remediate in a timely manner so as to be able to comply with the requirements of Section 404 each year. If we are not able to comply with the requirements of Section 404 in a timely manner each year, we could be subject to sanctions or investigations by the SEC, NYSE American or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our common stock. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, and investors could lose confidence in our reported financial information.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We do not own any real property. We lease offices at 275 Madison Avenue, New York, NY. The lease is for 5,790 square feet and has a term of seven years and three months, with an expiration date of September 6, 2022, with a current annual rate $341,610. We are also responsible for certain other costs, such as insurance, taxes, utilities and maintenance. We issued a letter of credit of $390,825 in connection with the lease and maintained a $391,327 certified deposit as collateral for the letter of credit.

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

Holders

As of May 7, 2020, there were 303,343,699 shares of common stock issued and outstanding, which were held by approximately 99 holders of record. There are no shares of preferred stock outstanding. On May 7, 2020, the closing price of our common stock as reported on the NYSE AMERICAN was $0.19 per share.

Securities Authorized for Issuance under Equity Compensation Plans

We currently have three equity compensation plans defined as follows:

At our Annual Meeting of Stockholders held on December 18, 2019, our stockholders authorized the implementation of a 2019 Stock Plan, to be implemented at the discretion of our Board before December 18, 2020. The 2019 Stock Plan as authorized, if implemented, would have 10,000,000 shares to be issued, in addition to the shares remaining to be issued under our 2013 Stock Plan. As of the date of this report, the 2019 Stock Plan has not been implemented.

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

The following table indicates shares of common stock authorized for issuance under our equity compensation plans as of December 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	11,385,301	$1.17	21,802,069
Equity compensation plans not approved by security holders	-	-	-
Total	11,385,301	$1.17	21,802,069

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

	Year ended December 31,
	2019	2018
Statements of Operations Data:
Revenues	$-	$-
Loss from operations	$(22,071,447)	$(23,827,322)
Net loss	$(21,899,054)	$(23,653,963)
Net loss per common share:
Basic and diluted	$(0.15)	$(0.22)
Weighted-average common shares outstanding:
Basic and diluted	149,271,663	106,041,809

	As of December 31,
	2019	2018
Balance Sheet Data:
Cash and cash equivalents	$9,253,831	$13,673,308
Total assets	$11,670,407	$14,889,394
Total liabilities	$6,025,944	$6,076,597
Stockholders’ equity	$5,644,463	$8,812,797

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The information and financial data discussed below is derived from the audited consolidated financial statements of Actinium Pharmaceuticals, Inc. for its fiscal years ended December 31, 2019 and 2018.   The consolidated financial statements of Actinium Pharmaceuticals, Inc. were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Actinium Pharmaceuticals, Inc. contained elsewhere in this Report. The financial statements contained elsewhere in this Report fully represent Actinium Pharmaceuticals, Inc.’s financial condition and operations; however, they are not indicative of the Company’s future performance. See “Cautionary Note Regarding Forward-Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Report.

Actinium Pharmaceuticals, Inc. is a clinical-stage biopharmaceutical company developing ARCs or Antibody Radiation-Conjugates, which combine the targeting ability of antibodies with the cell killing ability of radiation. Actinium’s lead application for our ARCs is targeted conditioning, which is intended to selectively kill patient’s cancer cells and certain immune cells prior to a Bone Marrow Transplant, or BMT, CAR-T and other cell therapies. With our ARC approach, we seek to improve patient outcomes and access to these potentially curative treatments by eliminating or reducing the non-targeted chemotherapy that is used for conditioning in standard practice currently. Our lead product candidate, Iomab-B is being studied in the ongoing pivotal Phase 3 Study of Iomab-B in Elderly Relapsed or Refractory Acute Myeloid Leukemia (“SIERRA”) trial for BMT conditioning. The SIERRA trial achieved fifty percent patient enrollment in July 2019 and is our leading clinical priority. Beyond Iomab-B, we are developing a multi-disease, multi-target pipeline of clinical-stage ARCs targeting the antigens CD45 and CD33 for targeted conditioning and as a therapeutic either in combination with other therapeutic modalities or as a single agent for patients with a broad range of hematologic malignancies including AML or Acute Myeloid Leukemia, MDS or Myelodysplastic Syndrome, and MM or Multiple Myeloma. Underpinning our clinical programs is our proprietary AWE or Antibody Warhead Enabling technology platform. This is where our intellectual property portfolio of over 100 patents, know-how, collective research and expertise in the field are being leveraged to construct and study novel ARCs and ARC combinations to bolster our pipeline and for strategic purposes. Our AWE technology platform is currently being utilized in a collaborative research partnership with Astellas Pharma, Inc.

On April 24, 2020, we issued and sold 210.8 million shares of common stock (or pre-funded warrants to purchase shares of common stock in lieu thereof). The price to the public in this offering for each share of common stock was $0.15, and the price to the public in this offering for each pre-funded warrant was $0.1499. Each pre-funded warrant has an exercise price of $0.0001 per share. The pre-funded warrants are exercisable immediately upon issuance until all of the pre-funded warrants are exercised in full. The warrants are subject to certain limitations on beneficial ownership. Gross proceeds from this offering to us were $31.6 million, before deducting underwriting discounts and commissions and other offering expenses payable by us. As of the date of filing this report, we expect that our existing resources will be more than sufficient to fund our planned operations for more than 12 months following the date of this report.

On April 29, 2020, we received a deficiency letter from the NYSE American LLC, or NYSE American, indicating that the Company is not in compliance with the NYSE American continued listing standard set forth in Section 1003(f)(v) of the NYSE American Company Guide because our common shares have been selling for a substantial period of time at a low price per share. The letter did not result in the immediate delisting of our common shares from the NYSE American Market.

Pursuant to Section 1003(f)(v) of the NYSE American Company Guide, the NYSE American staff determined that the Company’s continued listing is predicated on our effecting a reverse stock split of our common shares or otherwise demonstrating sustained price improvement within a reasonable period of time, which the staff determined to be no later than October 29, 2020.

If we do not effectuate a reverse stock split to maintain compliance with NYSE American listing requirements, we could be delisted from the exchange. We may elect to seek approval for and if authorized, effectuate a reverse stock split to increase the price of our common stock so that our stock is no longer considered a penny stock and to make our stock more marketable to institutional investors that cannot buy stocks below certain prices.

At our Annual Meeting of Stockholders held on December 18, 2019, our stockholders approved an amendment to our certificate of incorporation to effect a reverse stock split of our outstanding common stock by combining outstanding shares of common stock into a lesser number of outstanding shares of common stock by a ratio of not more than 1-for-75 prior to December 18, 2020, with the exact ratio to be set within this range by our Board of Directors, or Board, at its sole discretion. The Board may alternatively elect to abandon such proposed amendment and not effect the reverse stock split authorized by stockholders, in its sole discretion. Upon the effectiveness of the amendment to our certificate of incorporation effecting the reverse stock split, the outstanding shares of our common stock will be reclassified and combined into a lesser number of shares such that one share of our common stock will be issued for a specified number of shares.

Our Board has the sole discretion to effect the amendment and reverse stock split, and to fix the specific ratio for the reverse stock split, provided that the ratio would be not be more than 1-for-75. The reverse stock split would become effective upon the filing of an amendment to our certificate of incorporation with the Secretary of State of the State of Delaware, or at the later time set forth in the amendment. The exact timing of the amendment will be determined by our Board based on its evaluation as to when such action will be the most advantageous to us and our stockholders. In addition, our Board reserves the right, notwithstanding stockholder approval and without further action by our stockholders, to abandon the amendment and the reverse stock split if, at any time prior to the effectiveness of the filing of the amendment with the Secretary of State, our Board determines that it is no longer in our best interest and the best interests of our stockholders to proceed.

Results of Operations – Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the year ended December 31,		Increase
	2019	2018	(Decrease)

Revenues	$-	$-	$-

Operating expenses:
Research and development, net of reimbursements	16,549,693	17,094,778	(545,085)
General and administrative	5,521,754	6,732,544	(1,210,790)
Total operating expenses	22,071,447	23,827,322	(1,755,875)

Other income
Interest income – net	172,393	173,359	(966)
Total other income	172,393	173,359	(966)

Net loss	$(21,899,054)	$(23,653,963)	$1,754,909

Revenues

We recorded no commercial revenues for the years ended December 31, 2019 and 2018, respectively.

Research and Development Expense

Research and development expenses declined by $0.6 million to $16.5 million for the year ended December 31, 2019 compared to $17.1 million for the year ended December 31, 2018. The decrease was primarily attributable to lower expenses related to our CD33 program.

General and Administrative Expenses

General and administrative expenses declined by $1.2 million to $5.5 million for the year ended December 31, 2019 compared to $6.7 million for the year ended December 31, 2018, primarily attributable to lower professional fees and lower non-cash stock-based compensation expense.

Other Income

Other income of $0.2 million for both time periods was attributable to interest income - net.

Net Loss

Net loss decreased by $1.8 million to $21.9 million for the year ended December 31, 2019 compared to $23.7 million for the year ended December 31, 2018. The decrease was primarily due to lower general and administrative expenses and research and development expenses.

Liquidity and Capital Resources

We have financed our operations primarily through sales of our stock and warrants.

The following tables sets forth selected cash flow information for the periods indicated:

	For the year ended December 31,
	2019	2018

Cash used in operating activities	$(21,461,449)	$(20,571,056)
Cash used in investing activities	(63,893)	(96,092)
Cash provided by financing activities	17,114,078	16,981,086

Net change in cash, cash equivalents and restricted cash	$(4,411,264)	$(3,686,062)

Net cash used in operating activities for the year ended December 31, 2019 of $21.5 million increased by $0.9 million from $20.6 million for the prior year, primarily due to the timing of payments to vendors.

Net cash used in investing activities of $64 thousand and $96 thousand for the years ended December 31, 2019 and December 31, 2018, respectively, was for the purchase of equipment.

Net cash provided by financing activities was mainly generated by the sale of shares of common stock and warrants and proceeds from the exercise of warrants.

On April 24, 2020, we issued and sold 210.8 million shares of common stock (or pre-funded warrants to purchase shares of common stock in lieu thereof). Gross proceeds from this offering to us were $31.6 million, before deducting underwriting discounts and commissions and other offering expenses payable by us.

In April 2019, we sold 42.9 million shares of common stock at an offering price of $0.385 per share and warrants to purchase up to 42.9 million shares of common stock at an exercise price of $0.50 per share and with a term of 5 years, resulting in gross proceeds of $16.5 million and net proceeds of $15.1 million after deducting underwriting and other offering expenses.

During 2019, we sold 2.8 million common shares through our at-the-market program with an investment bank, resulting in net proceeds of $0.8 million.

 In October, 2018, we entered into a purchase agreement and a registration rights agreement with Lincoln Park Capital Fund, LLC or Lincoln Park, whereby we have the right to sell to Lincoln Park shares of common stock having an aggregate value of up to $32.5 million, subject to certain limitations and conditions set forth in the agreements. As consideration for entering into the agreements, we issued to Lincoln Park 852,537 shares of common stock.

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

In March 2018, we sold an aggregate of 30.2 million units consisting of an aggregate of 30.2 million shares of common stock, 7.6 million series A warrants and 22.7 million series B warrants, with each series A warrant having an exercise price of $0.60 per share and each series B warrant having an exercise price of $0.70 per share, resulting in gross proceeds of $15.1 million, (each unit was sold at $0.50 per unit), and net proceeds of $13.8 million after deducting expenses relating to dealer-manager fees and other offering expenses.

As of the date of filing this report, we expect that our existing resources will be more than sufficient to fund our planned operations for more than 12 months following the date of this report.

Impact of COVID–19 Pandemic

In December 2019, a novel strain of COVID-19 was reported in China. Since then, COVID-19 has spread globally, to include Canada, the United States and several European countries. The spread of COVID-19 from China to other countries has resulted in the World Health Organization (WHO) declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and have closed non-essential businesses.

As local jurisdictions continue to put restrictions in place, our ability to continue to operate our business may also be limited. Such events may result in a period of business, supply and drug product manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. In response to COVID-19, we implemented remote working and thus far have not experienced a significant disruption or delay in our operations as it relates to the clinical development of our drug candidates.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common shares.

Currently, the Phase 3 SIERRA trial for our lead program, Iomab-B, continues to remain active at a majority of our clinical trial sites, with investigators providing feedback that recruitment and enrollment will remain active because of the acute nature of the disease, the high unmet needs of patients with relapsed or refractory AML, the potentially curative nature of BMT and the differentiated profile of Iomab-B. We currently anticipate that sites currently not actively enrolling due to COVID-19 will likely resume recruitment and enrollment in the summer timeframe. We also believe our earlier stage clinical trials for our CD33 program will also continue to recruit and enroll patients given the acute nature of relapsed or refractory AML. The continued spread of COVID-19 globally could adversely affect our planned clinical trial operations, including our ability to initiate the trials on the expected timelines and recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Further, the COVID-19 outbreak could result in delays in our clinical trials due to prioritization of hospital resources toward the outbreak, restrictions in travel, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us.

Additionally, COVID-19 may also result in delays in receiving approvals from local and foreign regulatory authorities, delays in necessary interactions with IRB’s or Institutional Review Boards, local and foreign regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees.

To date, COVID-19 has not had a financial impact on the Company. However, COVID-19 has caused severe disruptions in transportation and limited access to our facility, resulting in limited support from our staff and professional advisors. The small size of our accounting staff and the additional responsibilities emanating from COVID-19 have presented difficulties to our ability to complete this Report on Form 10-K, resulting in its delay, and may continue to cause a delay in our ability to complete subsequent reports in a timely manner.

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

Accounting Standards Recently Adopted

 Historically, we accounted for certain instruments, which do not have fixed settlement provisions, as derivative instruments in accordance with the Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, 815-40, Derivative and Hedging – Contracts in Entity’s Own Equity. This was due to an anti-dilution provision for the warrants that provides for a reduction to the exercise price if we issue equity or equity-linked instruments in the future at an effective price per share less than the exercise price then in effect for the warrant (“down round provision”). As such, the warrants were re-measured at each balance sheet date based on estimated fair value. Changes in estimated fair value were recorded as non-cash adjustments within other income (expense), net, in our Consolidated Statements of Operations. In July 2017, FASB, issued Accounting Standard Update, or ASU, No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The guidance was adopted as of April 1, 2018 and did not have a significant impact to our financial statements.

In February 2016, FASB issued ASU No. 2016-02 Leases (Topic 842), which created new accounting and reporting guidelines for leasing arrangements. The standard requires that a lessee recognize the assets and liabilities that arise from operating leases. A lessee should recognize on its balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The guidance in ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018. In July 2018, FASB issued ASU No. 2018-11, Leases (Topic 842) -Targeted Improvements, providing an optional transition method that allows entities to initially apply the new leases standard at the adoption date. The Company adopted this Standard effective January 1, 2019, see Note 5.

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

Subsequent Events

Since December 31, 2019, we sold 9.5 million common shares through our at-the-market program and realized net proceeds of $2.6 million.

Since December 31, 2019, we elected to sell to Lincoln Park 0.8 million shares and received $0.2 million.

On April 24, 2020, we issued and sold 210.8 million shares of common stock (or pre-funded warrants to purchase shares of common stock in lieu thereof). The price to the public in this offering for each share of common stock was $0.15, and the price to the public in this offering for each pre-funded warrant was $0.1499. Each pre-funded warrant has an exercise price of $0.0001 per share. The pre-funded warrants are exercisable immediately upon issuance until all of the pre-funded warrants are exercised in full. The warrants are subject to certain limitations on beneficial ownership. Gross proceeds from this offering to us were $31.6 million, before deducting underwriting discounts and commissions and other offering expenses payable by us. Net proceeds from this offering were $29.1 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not currently exposed to significant market risk related to changes in interest rates. As of December 31, 2019, our cash equivalents consisted of primarily of short-term money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the years ended December 31, 2019 and 2018, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Actinium Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Actinium Pharmaceutical, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to adoption of Accounting Standards Codification (ASC) 842, Leases.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of December 31, 2019. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Marcum LLP
Houston, Texas
May 8, 2020

Actinium Pharmaceuticals, Inc.

Consolidated Balance Sheets

	December 31, 2019	December 31, 2018

Assets
Current Assets:
Cash and cash equivalents	$9,253,831	$13,673,308
Restricted cash – current	48,092	40,075
Prepaid expenses and other current assets	785,715	616,222
Total Current Assets	10,087,638	14,329,605

Property and equipment, net of accumulated depreciation of $237,417 and $266,381	113,136	118,799
Operating lease right-of-use assets	807,374	-
Finance leases right-of-use assets	221,073	-
Security deposit	49,859	49,859
Restricted cash	391,327	391,131
Total Assets	$11,670,407	$14,889,394

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$4,597,824	$5,814,004
Note payable	380,545	249,239
Operating leases current liability	286,532	-
Finance leases current liability	78,732	-
Total Current Liabilities	5,343,633	6,063,243

Long-term operating lease obligations	531,372	-
Long-term finance lease obligations	150,939	13,354
Total Liabilities	6,025,944	6,076,597

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 and 600,000,000 shares authorized; 164,701,167 and 115,703,044 shares issued and outstanding	164,701	115,703
Additional paid-in capital	214,237,323	195,554,332
Accumulated deficit	(208,757,561)	(186,857,238)
Total Stockholders’ Equity	5,644,463	8,812,797

Total Liabilities and Stockholders’ Equity	$11,670,407	$14,889,394

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Operations

	For the Year ended December 31,
	2019	2018

Revenue	$-	$-

Operating expenses:
Research and development, net of reimbursements	16,549,693	17,094,778
General and administrative	5,521,754	6,732,544
Total operating expenses	22,071,447	23,827,322

Loss from operations	(22,071,447)	(23,827,322)

Other income:
Interest income - net	172,393	173,359
Total other income	172,393	173,359

Net loss	$(21,899,054)	$(23,653,963)

Deemed dividend for warrant down-round protection provision	(1,269)	-
Net loss applicable to common stockholders	$(21,900,323)	$(23,653,963)
Loss per common share - basic and diluted	$(0.15)	$(0.22)

Weighted average common shares outstanding - basic and diluted	149,271,633	106,041,809

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Years Ended December 31, 2019 and 2018

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2018	80,072,334	$80,072	$176,744,068	$(163,153,037)	$13,671,103
Modified retroactive adjustment for derivative liability	-	-	66,154	(50,238)	15,916
Stock-based compensation	156,393	157	1,798,498	-	1,798,655
Sale of common stock and warrants, net of offering costs	34,614,448	34,614	16,941,623	-	16,976,237
Issuance of commitment shares to Lincoln Park	852,537	853	(853)	-	-
Issuance of common stock from exercise of warrants	7,332	7	4,842	-	4,849
Net loss	-	-	-	(23,653,963)	(23,653,963)
Balance, December 31, 2018	115,703,044	$115,703	$195,554,332	$(186,857,238)	$8,812,797
Stock-based compensation	394,300	394	1,294,313	-	1,294,707
Sale of common stock and warrants, net of offering costs	46,060,067	46,060	15,886,191	-	15,932,251
Issuance of common stock from exercise of warrants	2,543,756	2,544	1,501,218	-	1,503,762
Deemed dividend for warrant down-round protection provision	-	-	1,269	(1,269)	-
Net loss	-	-	-	(21,899,054)	(21,899,054)
Balance, December 31, 2019	164,701,167	$164,701	$214,237,323	$(208,757,561)	$5,644,463

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

	For the Year ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(21,899,054)	$(23,653,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,294,707	1,798,655
Depreciation and amortization expense	420,089	50,721
Changes in operating assets and liabilities:
Decrease in:
Prepaid expenses and other current assets	253,335	100,032
Increase (decrease) in:
Accounts payable and accrued expenses	(1,255,740)	1,133,499
Operating lease liabilities	(274,786)	-
Net Cash Used In Operating Activities	(21,461,449)	(20,571,056)

Cash Flows from Investing Activities:
Purchase of property and equipment	(63,893)	(96,092)
Net Cash Used In Investing Activities	(63,893)	(96,092)

Cash Flows from Financing Activities:
Payments on note payable	(249,239)	-
Payments on finance leases	(72,696)	-
Proceeds from sales of shares of common stock and warrants, net of offering costs	15,932,251	16,976,237
Proceeds from the exercise of warrants	1,503,762	4,849
Net Cash Provided By Financing Activities	17,114,078	16,981,086

Net change in cash, cash equivalents and restricted cash	(4,411,264)	(3,686,062)
Cash, cash equivalents and restricted cash at beginning of year	14,104,514	17,790,576
Cash, cash equivalents and restricted cash at end of year	$9,693,250	$14,104,514

Supplemental disclosures of cash flow information:
Cash paid for interest	$26,547	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Prepaid expenses financed by accounts payable and notes payable	$422,828	$276,932
Capital lease of office equipment	$-	$16,078
Deemed dividend for warrant down-round protection provision	$1,269	$-

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

Impact of COVID–19 Pandemic on Financial Statements

In December 2019, a novel strain of COVID-19 was reported in China. Since then, COVID-19 has spread globally, to include Canada, the United States and several European countries. The spread of COVID-19 from China to other countries has resulted in the World Health Organization (WHO) declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and have closed non-essential businesses.

As local jurisdictions continue to put restrictions in place, our ability to continue to operate our business may also be limited. Such events may result in a period of business, supply and drug product manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. In response to COVID-19, the Company implemented remote working and thus far, has not experienced a significant disruption or delay in our operations as it relates to the clinical development or drug production of our drug candidates.

To date, COVID-19 has not had a financial impact on the Company. However, COVID-19 has caused severe disruptions in transportation and limited access to the Company’s facility, resulting in limited support from its staff and professional advisors. The small size of the Company’s accounting staff and the additional responsibilities emanating from COVID-19 have presented difficulties to the Company’s ability to complete this Report on Form 10-K, resulting in its delay, and may continue to cause a delay in the Company’s ability to complete subsequent reports in a timely manner.

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. Balances held by the Company are typically in excess of Federal Deposit Insurance Corporation insured limits.

Following is a summary of cash, cash equivalents and restricted cash at December 31, 2019 and December 31, 2018:

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$9,253,831	$13,673,308
Restricted cash – current	48,092	40,075
Restricted cash – long-term	391,327	391,131
Cash, cash equivalents and restricted cash	$9,693,250	$14,104,514

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

Income Taxes - The Company accounts for income taxes in accordance with FASB ASC 740 Income Taxes, which requires the asset and liability method to calculate deferred taxes. Deferred taxes are recognized based on the differences between the financial reporting and income tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized.

FASB ASC 740 prescribes guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions. Tax positions must meet a “more-likely-than-not” recognition threshold to be recognized. There were no tax positions for which it is considered reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next year. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in operating expenses

Revenue Recognition - The Company adopted new accounting guidance for revenue recognition, effective January 1, 2018, which had no impact on the Company’s financial statements. Beginning January 1, 2018, revenues will be recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration expected to be entitled to in exchange for those goods or services.

Research and Development Costs - Research and development costs are expensed as incurred. These costs include the costs of manufacturing drug product, the costs of clinical trials, costs of employees and associated overhead, and depreciation and amortization costs related to facilities and equipment. Research and development reimbursements are recorded by the Company as a reduction of research and development costs.

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

Loss Per Common Share - Basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the reporting period. For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common shares underlying common stock options and warrants using the treasury stock method. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive. For the years ended December 31, 2019 and 2018, the Company’s potentially dilutive shares, which include outstanding common stock options and warrants have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

	December 31, 2019	December 31, 2018
Options	11,385,301	7,236,101
Warrants	86,140,575	55,820,876
Total	97,525,876	63,056,977

Subsequent Events - The Company’s management reviewed all material events through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

Accounting Standards Recently Adopted -

Historically, the Company accounted for certain instruments, which do not have fixed settlement provisions, as derivative instruments in accordance with the Financial Accounting Standards Accounting Board, or FASB, Accounting Statement Codification, or ASC, 815-40, Derivative and Hedging – Contracts in Entity’s Own Equity. This was due to an anti-dilution provision for the warrants that provides for a reduction to the exercise price if the Company issues equity or equity-linked instruments in the future at an effective price per share less than the exercise price then in effect for the warrant (“down round provision”). As such, the warrants were re-measured at each balance sheet date based on estimated fair value. Changes in estimated fair value were recorded as non-cash adjustments within other income (expense), net, in the Company’s Consolidated Statements of Operations. In July 2017, FASB issued Accounting Standard Update, or ASU, No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features. These amendments simplify the accounting for certain financial instruments with down-round features. The amendments require companies to disregard the down-round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. The guidance was adopted as of April 1, 2018 and did not have a significant impact to the Company’s financial statements. See Note 2 for further discussion.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases (ASU 2018-10), which provides narrow amendments to clarify how to apply certain aspects of the new lease standard, and ASU No. 2018-11, Leases (Topic 842)—Targeted Improvements (ASU 2018-11), which addressed implementation issues related to the new lease standard. These and certain other lease-related ASUs have generally been codified in ASC 842. ASC 842 supersedes the lease accounting requirements in ASC Topic 840, Leases (ASC 840). ASC 842 establishes a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases. Under ASC 842, leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 was effective for annual reporting periods beginning after December 15, 2018 and interim periods within that reporting period. The Company adopted ASC 842 on January 1, 2019 using the effective date transition method. Prior period results continue to be presented under ASC 840 based on the accounting standards originally in effect for such periods.

The Company has elected certain practical expedients permitted under the transition guidance within ASC 842 to leases that commenced before January 1, 2019, including the package of practical expedients. The election of the package of practical expedients resulted in the Company not reassessing prior conclusions under ASC 840 related to lease identification, lease classification and initial direct costs for expired and existing leases prior to January 1, 2019. The Company elected the practical expedient to not record short-term leases on its consolidated balance sheet. The adoption of ASU 2016-02 did not have a significant impact on the Company’s consolidated results of operations or cash flows. See Note 5 for additional information.

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

Note 2 - Derivative Liabilities

Historically, the Company accounted for certain instruments, which do not have fixed settlement provisions, as derivative instruments in accordance with FASB ASC 815-40, Derivative and Hedging – Contracts in Entity’s Own Equity. This was due to an anti-dilution provision for the warrants that provides for a reduction to the exercise price if the Company issues equity or equity-linked instruments in the future at an effective price per share less than the exercise price then in effect for the warrant (“down round provision”). As such, the warrants were re-measured at each balance sheet date based on estimated fair value. Changes in estimated fair value were recorded as non-cash adjustments within other income, net, in the Company’s accompanying Consolidated Statements of Operations.

As of April 1, 2018, the Company early adopted ASU 2017-11, which revised the guidance for instruments with down-round provisions. As such, the Company treated outstanding warrants as free-standing equity-linked instruments that were recorded as a charge to equity in the Consolidated Balance Sheet as of January 1, 2018. In accordance with the guidance presented in the ASU 2017-11, the fair value of the derivative liability balance for 57,212 warrants as of December 31, 2017 of $16 thousand was reclassified by means of a cumulative-effect adjustment to equity as of January 1, 2018. The impact of the adoption was as follows:

Amount

Derivative liabilities	$(15,916)

Additional paid-in capital	66,154
Accumulated deficit	(50,238)
Total stockholders’ equity	$15,916

Note 3 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at December 31, 2019 and 2018:

	December 31,	December 31,
	2019	2018
Prepaid insurance	$479,783	$339,336
Prepaid clinical trial expenses	236,096	171,128
Other prepaid expenses and other current assets	69,836	105,758
Total prepaid expenses and other current assets	$785,715	$616,222

In December 2019, the Company renewed an insurance policy for $422,828, which is being financed through a third party premium financing company with a down payment of $42,283 recorded in accounts payable and accrued expenses on the consolidated balance sheets and a note payable of $380,545 issued for the remaining balance, payments are scheduled during 2020. In December 2018, the Company issued a note payable for $249,239 for insurance premiums, this note was repaid in 2019.

Note 4 - Property and Equipment

Property and equipment consisted of the following at December 31, 2019 and 2018:

		December 31,	December 31,
	Lives	2019	2018
Lab equipment	5 years	$147,902	$176,500
Office equipment & furniture	3 - 7 years	202,651	208,680
Less: accumulated depreciation		(237,417)	(266,381)
Property and equipment, net		$113,136	$118,799

Depreciation expense consisted of the following for the years ended December 31, 2019 and 2018, respectively:

	December 31,	December 31,
	2019	2018
Research & development	$31,732	$20,170
General administrative	21,746	30,551
Depreciation expense	$53,478	$50,721

Note 5 - Leases

The Company adopted ASC 842 as of January 1, 2019, using a modified retrospective approach and applying the standard’s transition provisions at January 1, 2019, the effective date. The Company made an accounting policy election to exclude from balance sheet reporting those leases with initial terms of 12 months or less.

The Company determines if an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys to the Company the right to control the use of an explicitly or implicitly identified fixed asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. The Company has lease agreements which include lease and non-lease components, which the Company has elected to account for as a single lease component for all classes of underlying assets. Lease expense for variable lease components are recognized when the obligation is probable.

Right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As an implicit interest rate is not readily determinable in the Company’s leases, the incremental borrowing rate is used based on the information available at commencement date in determining the present value of lease payments.

The lease term for all of the Company’s leases includes the non-cancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. Options for lease renewals have been excluded from the lease term (and lease liability) for the majority of the Company’s leases as the reasonably certain threshold is not met.

The Company does not own any real property. It currently leases office space located at 275 Madison Avenue, New York, NY. The lease is for 5,790 square feet with an expiration date of September 6, 2022, with a current annual rate of $341,610 for the remaining life of the lease. The Company is also responsible for certain other costs, such as insurance, taxes, utilities, and maintenance. The Company issued a letter of credit of $390,825 in connection with the lease and maintains a $391,327 certified deposit as collateral for the letter of credit. For accounting purposes, this lease is treated as an operating lease.

In 2017, the Company also entered into a license agreement for furniture and fixtures located at its office space. Pursuant to the terms of the agreement, the Company leases the furniture and fixtures and tenant improvements located in the office space for the same term as the office space for $7,529 per month. At any time during the term of this amended agreement, the Company has the right to purchase the furniture, and fixtures. For accounting purposes, this lease is treated as a finance lease.

In December 2018, the Company entered into a five-year lease agreement for office equipment and services for $906 per month and the capitalized value associated with the lease agreement was $16,078. For accounting purposes, this lease is treated as a finance lease.

Upon adoption of ASC 842, the Company recognized $1.2 million of right-to-use assets as operating leases and $0.3 million of right-to-use assets as finance leases. The Company also recognized $0.9 million of long-term operating lease obligations, net of the current portion of $0.3 million and $0.2 million of long-term finance lease obligations, net of the current portion of $0.1 million.

The components of lease expense are as follows:

Year ended December 31, 2019
Operating lease expense	$369,300

Finance lease cost
Amortization of right-to-use assets	$81,295
Interest on lease liabilities	$21,562
Total finance lease cost	$102,857

Supplemental cash flow information related to leases are as follows:

Year ended December 31, 2019
Cash flow information:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$355,922
Operating cash flows from finance leases	$21,562
Financing cash flows from finance leases	$72,696

Non-cash activity:

Right-of-use assets obtained in exchange for lease obligations at December 31, 2019:
Operating leases	$807,374
Finance Leases	$221,073

Weighted average remaining lease terms are as follows at December 31, 2019:

Weighted average remaining lease term:
Operating leases	2.7 years
Finance Leases	2.7 years

As the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments. Below is information on the weighted average discount rates used:

Weighted average discount rates:
Operating leases	8%
Finance Leases	8%

Maturities of lease liabilities are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2020	$341,610	$94,260
2021	341,610	94,260
2022	227,740	64,144
2023	-	3,912
Total lease payments	$910,960	$256,576
Less imputed interest	(93,056)	(26,905)
Present value of lease liabilities	$817,904	$229,671

Note 6 - Commitments and Contingencies

License and Research Agreements

The Company has entered into agreements with third parties for the rights to certain intellectual property, manufacturing and clinical trial services under which the Company may incur obligations to make payments, including upfront payments, as well as milestone and royalty payments. Notable inclusions in this category are:

a.	Oak Ridge National Laboratory (“ORNL”) – The Company is contracted to purchase radioactive material to be used for research and development, with a renewal option at the contract end. During the years ended December 31, 2019 and 2018, the Company purchased material from ORNL of $0.2 million and $0.3 million, respectively. In November 2019, the Company signed a contract with ORNL to purchase $0.3 million of radioactive material during calendar year 2020.

b.	On June 15, 2012, the Company entered into a license and sponsored research agreement with Fred Hutchinson Cancer Research Center (“FHCRC”) to build upon previous and ongoing clinical trials with BC8 (licensed antibody). FHCRC has completed both a Phase 1 and Phase 2 clinical trial with BC8. The Company has been granted exclusive rights to the BC8 antibody and related master cell bank developed by FHCRC. A milestone payment of $1 million will be due to FHCRC upon FDA approval of the first drug utilizing the licensed BC 8 antibody. Upon commercial sale of the drug, royalty payments of 2% of net sales will be due to FHCRC.

c.	On February 27, 2014, the Company entered into a manufacturing agreement with Goodwin Biotechnology Inc. (“Goodwin”). Goodwin oversees the current Good Manufacturing Practices (“cGMP”) production of a monoclonal antibody used in the Phase 3 clinical trial of Iomab-B. As of December 31, 2019, the remaining cost of the service agreement is $0.3 million. During the years ended December 31, 2019 and 2018, the Company paid Goodwin $1.5 million and $1.2 million, respectively.

d.	On February 16, 2016, the Company entered into an agreement with Medpace, Inc. (“Medpace”), a contract research organization. Medpace provides project management services for the Iomab-B study. In January 2020, the Company and Medpace amended their agreement. The total project is currently estimated to cost $11.9 million. Medpace bills the Company when services are rendered and the Company records the related expense to research and development costs. During the years ended December 31, 2019 and 2018, the Company paid Medpace $3.1 million and $3.1 million, respectively. These payments are for Medpace project management services and pass-through expenses incurred by investigators and clinical sites.

Note 7 - Equity

In April 2019, the Company sold 42.9 million shares of common stock at an offering price of $0.385 per share and warrants to purchase up to 42.9 million shares of common stock at an exercise price of $0.50 per share and with a term of 5 years, resulting in gross proceeds of $16.5 million and net proceeds of $15.1 million after deducting underwriting and other offering expenses.

For the year ended December 31, 2019, the Company sold 2.8 million common shares through its at-the-market program with an investment bank, resulting in net proceeds of $0.8 million.

On October 18, 2018, the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into a purchase agreement and a registration rights agreement, pursuant to which the Company has the right to sell to Lincoln Park shares of the Company’s common stock having an aggregate value of up to $32.5 million, subject to certain limitations and conditions set forth in the agreement. As consideration for entering into the purchase agreement, the Company issued to Lincoln Park 0.9 million shares of common stock, determined to be offering costs as part of the financing. These shares had a fair value of $0.6 million based on the market price on the issuance date.

Pursuant to the purchase agreement, Lincoln Park initially purchased 3.4 million shares of common stock, at a price of $0.74 per share, for a total gross purchase price of $2.5 million. As often as every business day from and after one business day following the date of the initial purchase and over the 30-month term of the agreement, and up to an aggregate amount of an additional $30.0 million of shares of common stock, (subject to certain limitations), the Company has the right, from time to time, at its sole discretion and subject to certain conditions, to direct Lincoln Park to purchase up to 400 thousand shares of common stock, with such amount increasing as the closing sale price of the common stock increases; provided Lincoln Park’s obligation under any single such purchase will not exceed $1.5 million, unless the Company and Lincoln Park mutually agree to increase the maximum amount of such single purchase (each, a “Regular Purchase”). If the Company directs Lincoln Park to purchase the maximum number of shares of common stock it then may sell in a Regular Purchase, then in addition to such Regular Purchase, and subject to certain conditions and limitations in the agreement, the Company may direct Lincoln Park in an “accelerated purchase” to purchase an additional amount of common stock that may not exceed the lesser of (i) 300% the number of shares purchased pursuant to the corresponding Regular Purchase or (ii) 30% of the total number of shares of the Company’s common stock traded during a specified period on the applicable purchase date as set forth in the agreement. Under certain circumstances and in accordance with the agreement, the Company may direct Lincoln Park to purchase shares in multiple accelerated purchases on the same trading day.

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

During 2019, the Company elected to sell to Lincoln Park 0.4 million shares and received $0.1 million. During 2018, the Company elected to sell to Lincoln Park 1.0 million shares and received $0.7 million.

In March 2018, the Company sold an aggregate of 30.2 million units consisting of an aggregate of 30.2 million shares of common stock, 7.6 million series A warrants and 22.7 million series B warrants, with each series A warrant exercisable for one share of common stock at an exercise price of $0.60 per share and each series B warrant exercisable for one share of common stock at an exercise price of $0.70 per share, resulting in gross proceeds to the Company of $15.1 million (each unit was sold at $0.50 per unit), and net proceeds of $13.8 million after deducting expenses relating to dealer-manager fees and other offering expenses.

Authorized Shares

At the Company’s Annual Meeting of Stockholders held on December 18, 2019, its stockholders approved an increase in the number of authorized shares of the Company’s common stock to 1.0 billion shares.

Authorization for Reverse Stock Split

At the Company’s Annual Meeting of Stockholders held on December 18, 2019, its stockholders approved an amendment to the Company’s certificate of incorporation to effect a reverse stock split of its outstanding common stock by combining outstanding shares of common stock into a lesser number of outstanding shares of common stock by a ratio of not more than 1-for-75 prior to December 18, 2020, with the exact ratio to be set within this range by the Company’s Board of Directors, or Board, at its sole discretion. The Board may alternatively elect to abandon such proposed amendment and not effect the reverse stock split authorized by stockholders, in its sole discretion.

2019 Stock Option Plan

At the Company’s Annual Meeting of Stockholders held on December 18, 2019, its stockholders authorized the implementation of a 2019 Stock Plan, to be implemented at the discretion of the Company’s Board before December 18, 2020. The 2019 Stock Plan as authorized, if implemented, would have 10.0 million shares to be issued. As of the date of this report, the 2019 Stock Plan has not been implemented.

2013 Amended and Restated Stock Plan

In September 2013, the Board of Directors of the Company approved the Company’s 2013 Stock Plan. The expiration date of the plan is September 9, 2023 and at the time of approval, the total number of underlying shares of the Company’s common stock available for grant to employees, directors and consultants of the Company under the plan was 2.75 million shares. In December 2015, shareholders of the Company approved the second amendment to the plan and increased the number of shares authorized under the plan to 9.25 million shares. In December 2016, shareholders of the Company approved the fifth amendment to the plan and increased the number of shares authorized under the plan to 12.75 million shares. In December 2017, shareholders of the Company approved the sixth amendment to the plan and increased the number of shares authorized under the plan to 17.75 million shares. In December 2018, shareholders of the Company approved the seventh amendment to the plan and increased the number of shares authorized under the plan to 22.75 million shares.

2013 Equity Incentive Plan

In September 2013, the Board approved the Company’s 2013 Equity Incentive Plan. The expiration date of the plan is September 9, 2023 and the total number of shares of the Company’s common stock available for grant to employees, directors and consultants of the Company under the plan was 450 thousand shares. In December 2013, the shareholders of the Company approved the plan and increased the number of shares authorized under the plan to 1 million shares.

Restricted Stock

During 2019, the Company granted 0.4 million restricted common shares for consulting services, which all vested during 2019. The shares had a total value of $0.1 million. During 2019, the Company issued 0.4 million common shares for restricted shares that became fully vested.

As of December 31, 2019, the Company has yet to issue 0.3 million common shares for restricted shares that have vested. All restricted shares granted were vested with no unamortized compensation expenses.

During 2018, the Company granted 108 thousand restricted common shares for consulting services, which all vested during 2018. The shares had a total value of $72 thousand. During 2018, the Company issued 156 thousand common shares for restricted shares that became fully vested, of which 81 thousand shares were granted prior to 2018.

During the years ended December 31, 2019 and 2018, the Company recorded stock-based compensation expense of $0.1 million for the restricted shares granted.

Stock Options

Following is a summary of option activities for the years ended December 31, 2019 and 2018:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2018	5,174,592	2.83	7.95	2,648
Granted	3,577,159	0.69
Cancelled	(1,515,650)	2.96
Outstanding, December 31, 2018	7,236,101	1.74	7.97	6,400
Granted	5,833,500	0.27
Cancelled	(1,684,300)	0.48
Outstanding, December 31, 2019	11,385,301	1.17	7.88	155

Exercisable, December 31, 2019	4,915,006	2.10	6.34	-

During 2019, the Company granted its employees and members of the Board options to purchase 5.8 million shares of Company common stock with an exercise price ranging from $0.2146 to $0.58 per share, a term of 10 years, and a vesting period from 4 to 4.2 years. The options have an aggregated fair value of $1.1 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate range from 1.38% to 2.6% (2) expected life of 6 years, (3) expected volatility range from 78.5% to 81.8%, and (4) zero expected dividends.

During 2018, the Company granted its employees and members of the Board options to purchase 3.6 million shares of Company common stock with an exercise price ranging from $0.344 to $0.7829 per share, a term of 10 years, and a vesting period from 4 to 4.2 years. The options have an aggregated fair value of $1.7 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate range from 2.34% to 2.99% (2) expected life of 6 years, (3) expected volatility range from 78.8% to 80.4%, and (4) zero expected dividends.

During the years ended December 31, 2019 and 2018, options to purchase 1.7 million and 1.5 million common shares were cancelled, respectively, upon the termination of employment. There were no exercises of options during 2019 and 2018.

The fair values of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at December 31, 2019 was $2.1 million related to unvested options, which is expected to be expensed over a weighted average of 3.2 years. During 2019 and 2018, the Company recorded total option expense of $1.2 million and $1.7 million, respectively.

Warrants

Following is a summary of warrant activities for the years ended December 31, 2019 and 2018:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2018	25,662,340	1.89	3.62	995,373
Granted	30,360,466	0.67
Exercised	(7,332)	0.66
Cancelled	(194,598)	9.00
Outstanding, December 31, 2018	55,820,876	1.20	2.04	569,038
Granted	42,900,000	0.50
Exercised	(2,543,826)	0.59
Cancelled	(10,036,475)	2.76
Outstanding, December 31, 2019	86,140,575	0.69	2.95	301,092

Exercisable, December 31, 2019	85,928,076	0.68	2.95	301,092

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

The Company has outstanding warrants to purchase 57 thousand shares that include down-round protection. For warrants with down-round protection, a deemed dividend is recorded for the change in fair value of the warrants when the down-round provision is triggered. As result of the April 2019 offering, the exercise price of the warrant was reset from $1.25 per share to $0.88 per share. The down-round protection provision in the above warrants created a deemed dividend to common stockholders of $1,269, which is reflected in the accompanying consolidated statement of operations and consolidated statement of changes in stockholders’ equity.

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

In March 2018, the Company sold an aggregate of 30.2 million units consisting of an aggregate of 30.2 million shares of common stock, 7.6 million series A warrants and 22.7 million series B warrants, with each series A warrant exercisable for one share of common stock at an exercise price of $0.60 per share and each series B warrant exercisable for one share of common stock at an exercise price of $0.70 per share. During 2019, holders of 2.5 million series A warrants exercised their warrants and received 2.5 million common shares. The remaining 5.1 million series A warrants expired in March 2019.

During 2018, the Company granted 123 thousand warrants to consultants. The warrants are exercisable for periods ranging from 4 to 5 years at exercise prices ranging from $0.36 to $0.80 per share. The fair value of the warrants was $27 thousand at the grant date and was determined utilizing the Black-Scholes option pricing model. Variables used in the Black-Scholes option-pricing model include (1) discount rate range of 2.34% to 2.99%, (2) expected term of 4-5 years, (3) expected volatility range of 77.01% to 79.00%, and (4) zero expected dividends.

During the years ended December 31, 2019 and 2018, the Company recorded stock-based compensation expense related to warrants of $8 thousand and $33 thousand, respectively.

Note 8 - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets:
Net operating losses carry forward	$31,688,387	$34,531,577
Share-based compensation	1,421,701	2,950,963
Research and development/orphan drug credits	10,871,634	8,896,703
Intangibles	5,942,126	-
Others	13,172	15,285
Less: valuation allowance	(49,937,020)	(46,394,528)

Deferred tax assets, net	$-	$-

The Company has recorded a valuation allowance of $49.9 million and $46.4 million against its deferred tax assets at December 31, 2019 and 2018, respectively, because management determined that it is not more-likely-than not that those assets will be realized.

For federal income tax purposes, the Company has $140.6 million of unused net operating losses (“NOLs”) at December 31, 2019 available for carry forward to future years. Prior NOLs have begun to expire as they are unused.

For state income tax purposes, the Company has $71.5 million of unused NOLs at December 31, 2019 available for carry forward to future years. These NOLs will begin to expire in 2033 if unused.

The Company has federal research and development tax credits of $1.8 million at December 31, 2019 which will begin to expire in 2033 if unused and orphan drug credits of $9.1 million which will begin to expire in 2037 if unused.

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

The difference between the income tax provision and the amount that would result if the U.S. Federal statutory rates were applied to pre-tax losses for the year ended December 31, 2019 and 2018 are as follows:

	December 31, 2019		December 31, 2018

Federal statutory income taxes	$(4,598,801)	(21.0)%	$(4,967,332)	(21.0)%
State income taxes	1,076,602	4.9%	1,413,678	6.0%
Deferred true-up	1,809,913	8.3%	-	-%
Research and Development/Orphan Drug Tax Credit	(1,974,931)	(9.0)%	(1,986,609)	(8.4)%
Other	144,725	0.6%	40,049	0.2%
Change in valuation allowance	3,542,492	16.2%	5,500,214	23.2%

Provision for income tax	$-	-	$-	-

Note 9 - Subsequent Events

Since December 31, 2019, the Company sold 9.5 million common shares through its at-the-market program and realized net proceeds of $2.6 million.

Since December 31, 2019, the Company sold 0.8 million shares to Lincoln Park and received $0.2 million.

On April 24, 2020, the Company issued and sold 210.8 million shares of common stock (or pre-funded warrants to purchase shares of common stock in lieu thereof). The price to the public in this offering for each share of common stock was $0.15, and the price to the public in this offering for each pre-funded warrant was $0.1499. Each pre-funded warrant has an exercise price of $0.0001 per share. The pre-funded warrants are exercisable immediately upon issuance until all of the pre-funded warrants are exercised in full. The warrants are subject to certain limitations on beneficial ownership. Gross proceeds from this offering to Actinium were $31.6 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company. Net proceeds from this offering were $29.1 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure controls and procedures. The Company, under the supervision and with the participation of its management, including the Company’s principal executive officer and principal financial and accounting officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s principal executive officer and principal financial and accounting officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2019 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management concluded that as of December 31, 2019, the Company’s internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to such attestation as we are a non-accelerated filer.

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

ITEM 9B. OTHER INFORMATION.

Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The names, positions and ages of our directors and executive officers as of May 1, 2020, are as follows:

Name	Age	Position
Sandesh Seth	55	Chairman and Chief Executive Officer

Mark S. Berger, M.D.	65	Chief Medical Officer

Dale L. Ludwig, Ph.D.	58	Chief Scientific Officer

Steve O’Loughlin	35	Principal Financial Officer (Principal Financial and Accounting Officer)

Jeffrey W. Chell M.D.	65	Director

David Nicholson, Ph.D.	64	Lead Independent Director

Richard I. Steinhart	63	Director

Ajit S. Shetty, Ph.D.	73	Director

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

Mr. Seth has 25+ years of experience in investment banking (Laidlaw& Co (UK) Ltd., Cowen & Co.), equity research (Bear Stearns, Commonwealth Associates) and in the pharma industry (Pfizer, Warner-Lambert, SmithKline in strategic planning, business development and R&D project management). Mr. Seth was Chairman of Relmada Therapeutics Inc., a specialty pharma company focused on CNS therapeutics, which he helped co-found. Mr. Seth has an MBA in Finance from New York University; an M.S. in the Pharmaceutical Sciences from the University of Oklahoma Health Center and a B.Sc. in Chemistry from Bombay University. He has published several scientific articles and was awarded the University Regents Award for Research Excellence at the University of Oklahoma. Mr. Seth was designated as Regulatory Affairs Certified (R.A.C.) by the Regulatory Affairs Professionals Society which signifies proficiency with U.S. FDA regulations. He has several patents related to use of radiopharmaceuticals as conditioning agents for adoptive cell therapies and as therapeutic combinations.

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

Jeffrey W. Chell, M.D., Director

Dr. Chell has been a director of the Company since April 2018. Dr. Chell is also a member of our Audit Committee and Compensation Committee. He has been the Chief Executive Officer Emeritus of the National Marrow Donor Program (NMDP) since 2017 having served as its CEO since 2000. Dr. Chell has led the NMDP through transformational growth as its Be The Match Registry tripled to more than 12 million donors, the number of transplants facilitated has grown fivefold to over 6,400 annually, and revenue more than tripled to nearly $400 million per year. He is also the co-founder and has served as Executive Director of the Center For International Blood & Marrow Transplant Research since 2004, a leading research program in the field contributing over 70 research publications per year in peer-reviewed journals. Dr. Chell also currently serves as chair of CLR Insurance, a captive insurance company domiciled in the Cayman Islands. From 2014 to 2016, Dr. Chell served as co-chair of Bone Marrow Donors Worldwide (BMDW) during its IT transformation project, improving revenues and reducing costs.

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

That Dr. Chell brings many years of experience with patient donor programs, knowledge of challenges related to bone marrow transplants, leadership of organizations and experience working in medical groups to our Board, led us to conclude that Dr. Chell should serve as a director.

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

Richard I. Steinhart, Director

Mr. Steinhart has served as our Director and Chairman of the Audit Committee since November 2013. Mr. Steinhart is also a member of our Corporate Governance Committee. Since October 2017 Mr. Steinhart has been the Senior Vice President and Chief Financial Officer of BioXcel Therapeutics, Inc. Since March 2014, Mr. Steinhart has been a Member of the Board of Directors of Atossa Genetics, Inc. where he is Chairman of the Audit Committee and a member of the Compensation Committee. Form October 2015 to April 2017, Mr. Steinhart was Vice President and Chief Financial Officer at Remedy Pharmaceuticals, a privately-held, clinical stage pharmaceutical company. From January 2014 through September 2015 Mr. Steinhart worked as a financial and strategic consultant to the biotechnology and medical device industries. From April 2006 through December 2013, Mr. Steinhart was employed by MELA Sciences, Inc., as their Vice President, Finance and Chief Financial Officer, Treasurer and Secretary. In April 2012, Mr. Steinhart received a promotion to Sr. Vice President, Finance and Chief Financial Officer. From May 1992 until joining MELA Sciences, Mr. Steinhart was a Managing Director of Forest Street Capital/SAE Ventures, a boutique investment banking, venture capital, and management consulting firm focused on healthcare and technology companies. Prior to Forest Street Capital/SAE Ventures, he was Vice President and Chief Financial Officer of Emisphere Technologies, Inc. Mr. Steinhart’s other experience includes seven years at CW Group, Inc., a venture capital firm focused on medical technology and biopharmaceutical companies, where he was a General Partner and Chief Financial Officer. Mr. Steinhart began his career at Price Waterhouse, now known as PricewaterhouseCoopers. He holds BBA and MBA degrees from Pace University and is a Certified Public Accountant (inactive).

That Mr. Steinhart brings nearly 30 years of financial experience to our Board, having served in various executive-level financial positions over the course of his career, and that Mr. Steinhart is a certified public accountant, led us to conclude that Mr. Steinhart should serve as a director and chair the audit committee.

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

The term of each director is set forth below or until their successors are duly elected:

Director	Class	Term (from 2019 Annual Meeting)

David Nicholson	Class I	1 year
Richard Steinhart	Class I	1 year
Sandesh Seth	Class II	2 years
Jeffrey W. Chell	Class II	2 years
Ajit Shetty	Class III	3 year

Notwithstanding the foregoing, each director shall serve until his successor is duly elected and qualified, or until his or her retirement, death, resignation or removal. In order to implement a classified board of directors, Class I shall serve a one-year term from the date of the 2019 Annual Shareholders Meeting; Class II shall serve a two-year term from the date of the 2019 Annual Shareholders Meeting; and Class III shall serve a three-year term from the date of the 2019 Annual Shareholders Meeting. Directors elected at each annual meeting are elected for a three-year term.

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

Chief Executive Officer’s Compensation

In August 2018, we amended and restated Mr. Seth’s, our Chairman and Chief Executive Officer, August 6, 2015 Executive Chairman Agreement (the “Prior CEO Agreement”), as amended. This agreement sets forth the terms related to his position as Chief Executive Officer and Chairman of the Board of the Company while retaining and adapting material provisions of the Prior CEO Agreement to that of his role of Chief Executive Officer. Mr. Seth is currently paid an annual salary of $561,350. The Board reviews the amount of his base salary and performance bonus and determines the appropriate adjustments to each component of his compensation each calendar year, and he may be entitled to a cash bonus in an amount to be determined by the board with a target of 50% of the base salary.

The Chairman and CEO shall also be awarded stock options and/or restricted stock grants at our Board’s discretion. Mr. Seth’s agreement includes severance benefits, including in the event of a change of control of the Company, and to provide for immediate vesting of options in accordance with our Amended and Restated 2013 Stock Plan. The term of the agreement is until February 21, 2021.

Chief Medical Officer Compensation

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

Pursuant to the Berger Employment Agreement, Dr. Berger is entitled to the following compensation and benefits:

Dr. Berger’s current annual base salary is $405,000 per year. Dr. Berger may be entitled to a cash bonus in an amount to be determined by the Board with a target of 30% of the base salary.

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

Mr. O’Loughlin’s employment with the Company is on an “at will” basis, meaning that either Mr. O’Loughlin or the Company may terminate his employment at any time for any reason or no reason, without further obligation or liability, except as provided in his employment agreement. Mr. O’Loughlin is entitled to the following compensation and benefits:

Mr. O’Loughlin’s current annual base salary is $293,550 per year, and Mr. O’Loughlin may be entitled to a cash bonus in an amount to be determined by the Board with a target of 30% of the base salary.

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

Chief Scientific Officer Compensation

The Company and Dr. Dale Ludwig, effective January 2018, entered into an Offer Letter pursuant to which Dr. Ludwig is the Company’s Chief Scientific Officer. Dr. Ludwig’s employment with the Company is on an “at will” basis, meaning that either Dr. Ludwig or the Company may terminate his employment at any time for any reason or no reason, without further obligation or liability, except as provided in his employment agreement. Pursuant to the employment agreement. Dr. Ludwig is entitled to the following compensation and benefits:

Dr. Ludwig’s current annual base salary is $334,750 per year, and Dr. Ludwig may be entitled to a cash bonus in an amount to be determined by the Board with a target of 30% of the base salary.

From time to time the Board may grant him options or restricted stock to purchase common shares of the Company.

Dr. Ludwig is eligible to receive all standard benefits that Company employees are eligible to receive.

Board of Directors Meetings and Attendance

During the fiscal year 2019, our Board held nine meetings and did not act by unanimous written consent. Each director attended all of the meetings of our Board and of any committees of which he was a member during the year ended December 31, 2019. It is our policy that directors should make every effort to attend the annual meeting of stockholders, and each of our directors attended the annual meeting of stockholders in 2019.

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

Audit Committee

Our audit committee, which currently consists of three directors, provides assistance to our board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, financial reporting, internal control and compliance functions of the company. The board of directors has determined that Mr. Steinhart is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our audit committee employs an independent registered public accounting firm to audit the financial statements of the company and perform other assigned duties. Further, our audit committee provides general oversight with respect to the accounting principles employed in financial reporting and the adequacy of our internal controls. In discharging its responsibilities, our audit committee may rely on the reports, findings and representations of the company’s auditors, legal counsel, and responsible officers. Our board has determined that all members of the audit committee are financially literate within the meaning of SEC rules and under the current listing standards of the NYSE AMERICAN. Richard I. Steinhart is the chairman of the audit committee. The Audit Committee met four times during 2019. Each member of the Audit Committee was present at all of the Audit Committee meetings held during such director’s tenure as a member of the Audit Committee.

Compensation Committee

Our compensation committee, which currently consists of three directors, establishes executive compensation policies consistent with the company’s objectives and stockholder interests. The compensation committee met one time during 2019. Our compensation committee also reviews the performance of our executive officers and establishes, adjusts and awards compensation, including incentive-based compensation, as more fully discussed below. In addition, our compensation committee generally is responsible for:

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

Corporate Governance Committee

Corporate Governance Committee, which currently consists of three directors, monitors our corporate governance system. The Corporate Governance Committee met one time during 2019.

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

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of December 31, 2019, our executive officers and directors have complied on a timely basis with all Section 16(a) filing requirements.

Compensation Discussion and Analysis

Our Compensation Committee of our Board of Directors has the responsibility to review, determine and approve the compensation for our executive officers. Further, our Compensation Committee oversees our overall compensation strategy, including compensation policies, plans and programs that cover all employees. At our 2019 Annual Meeting of Stockholders, our Stockholders voted on an advisory basis with respect to our compensation program during 2018 for named executive officers. Of the votes cast (excluding abstentions and broker non-votes), 72.1% were cast in support of the program. In light of this, in reviewing the executive compensation program for 2019, our Compensation Committee decided to retain the general overall program design, which ties a significant portion of the executives’ pay closely with our performance. In the future, our Compensation Committee will continue to consider the executive compensation program in light of changing circumstances and stockholder feedback.

We currently employ four executive officers, each of whom serves as a “Named Executive Officer” (or NEO) for purposes of SEC reporting: (1) Sandesh Seth, our Chairman and Chief Executive Officer (who we refer to in this Compensation Discussion and Analysis as our CEO); (2) Steve O’Loughlin, our Principal Financial Officer, (3) Mark Berger, our Chief Medical Officer and (4) Dale Ludwig, our Chief Scientific Officer.

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

Equity Incentive Compensation

We view long-term compensation, currently in the form of stock options and restricted stock generally vesting in annual increments over four years, as a tool to align the interests of our NEOs and employees generally with the creation of stockholder value, to motivate our employees to achieve and exceed corporate and individual objectives and to encourage them to remain employed by the company. While cash compensation is a significant component of employees’ overall compensation, the Compensation Committee and our board of directors (as well as our NEOs) believe that the driving force of any employee working in a small biotechnology company should be strong equity participation. We believe that this not only creates the potential for substantial longer-term corporate value but also serves to motivate employees and retain their loyalty and commitment with appropriate personal compensation.

Other Compensation

In addition to the main components of compensation outlined above, we also have provided contractual severance and/or change in control benefits to several employees including our CEO. The change in control benefits for all applicable persons have a “double trigger.” A double-trigger means that the executive officers will receive the change in control benefits described in the agreements only if there is both (1) a Change in Control of our company (as defined in the agreements) and (2) a termination by us of the applicable person’s employment “without cause” or a resignation by the applicable persons for “good reason” (as defined in the agreements) within a specified time period prior to or following the Change in Control. We believe this double trigger requirement creates the potential to maximize stockholder value because it prevents an unintended windfall to management as no benefits are triggered solely in the event of a Change in Control while providing appropriate incentives to act in furtherance of a change in control that may be in the best interests of the stockholders. We believe these severances or change in control benefits are important elements of our compensation program that assist us in retaining talented individuals at the executive and senior managerial levels and that these arrangements help to promote stability and continuity of our executives and senior management team. Further, we believe that the interests of our stockholders will be best served if the interests of these members of our management are aligned with theirs. We believe that providing change in control benefits lessens or eliminates any potential reluctance of members of our management to pursue potential change in control transactions that may be in the best interests of the stockholders. We also believe that it is important to provide severance benefits to members of our management, to promote stability and focus on the job at hand.

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

Performance Bonus Plan

Concurrently with the beginning of each calendar year, preliminary corporate goals that reflect our business priorities for the coming year are prepared by the CEO with input from the other executive officers. These goals are weighted by relative importance. The draft goals and proposed weightings are presented to the Compensation Committee and the Board and discussed, revised as necessary, and then approved by our board of directors. The Compensation Committee then reviews the final goals and their weightings to determine and confirm their appropriateness for use as performance measurements for purposes of the bonus program. The goals and/or weightings may be re-visited during the year and potentially restated in the event of significant changes in corporate strategy or the occurrence of significant corporate events. Following the agreement of our Board on the corporate objectives, the goals are then shared with all employees in a formal meeting(s), and are reviewed periodically throughout the year.

Determination of Equity Incentive Compensation

To assist us in assessing the reasonableness of our equity grant amounts, we have reviewed StreeterWyatt supplied information. Such information included equity data from a cross-section of similar companies in our industry.

Equity Grant Practices

All stock options and/or restricted stock granted to the NEOs and other executives are approved by the Compensation Committee. Exercise prices for options are set at the closing price of our common stock on the date of grant. Grants are generally made: (i) on the employee’s start date and (ii) at board of director meetings held once each year and following annual performance reviews. However, grants have been made at other times during the year. The size of year-end grants for each NEO is assessed against our internal equity guidelines. Current market conditions for grants for comparable positions and internal equity may also be assessed. Also, grants may be made in connection with promotions or job-related changes in responsibilities. In addition, on occasion, the Compensation Committee may make additional special awards for extraordinary individual or company performance.

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

We paid consultant fees to StreeterWyatt of $10,000 during the year ended December 31, 2019. NEOs may have indirect input in the compensation results for other executive officers by virtue of their participation in the performance review and feedback process for the other executive officers.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information regarding the compensation earned during the years ended December 31, 2019 and 2018 for our named executive officers.

Name/Position	Year	Salary	Bonus (1)	Option Awards (2)	All Other Compensation	Total
Sandesh Seth	2019	$561,350	$300,000	$241,367	$-	$1,102,717
	2018	$545,000	$280,000	$549,253	$-	$1,374,253

Mark Berger	2019	$405,000	$85,000	$64,364	$-	$554,364
	2018	$400,000	$75,000	$137,313	$-	$612,313

Anil Kapur	2019	$325,417	$102,250	$64,364	$-	$492,031
Former Chief Commerce Officer (3)	2018	$294,402	$-	$211,261	$-	$505,663

Dale Ludwig	2019	$334,750	$97,500	$64,364	$-	$496,614
	2018	$323,769	$-	$100,926	$-	$424,695

Nitya Ray	2019	$-	$-	$-	$-	$-
Former Executive Vice President (5)	2018	$323,331	$35,000	$41,194	$-	$399,525

Steve O’Loughlin	2019	$293,550	$85,000	$64,364	$-	$442,914
	2018	$285,000	$75,000	$145,552	$-	$505,552

(1)	The bonus disclosed in this column relates to performance in the prior year, but was contingent upon board approval, and was paid in the year disclosed.
(2)	The dollar amounts in this column represent the aggregate grant date fair value of all option awards granted during the indicated year. These amounts have been calculated in accordance with FASB ASC Topic 718, using the Black-Scholes option-pricing model. For a discussion of valuation assumptions, see Note 7 to our financial statements. These amounts do not necessarily correspond to the actual value that may be recognized from the option awards by the NEOs.

(3)	Mr. Kapur resigned from the company effective November 29, 2019.

(4)	Dr. Ray resigned from the company effective December 21, 2018.

Director Compensation

The following table sets forth the compensation of our non-employee directors for the year ended December 31, 2019:

Name	Fees Earned	Stock Awards	Option Awards (1) (2)	All Other Compensation	Total

Jeffrey W. Chell (2)	$51,000	-	$40,228	-	$91,228
David Nicholson	$63,000	-	$40,228	-	$103,228
Ajit J. Shetty	$58,500	-	$40,228	-	$98,728
Richard Steinhart	$63,000	-	$40,228	-	$103,228

(1)	The dollar amounts in this column represent the aggregate grant date fair value of all option awards granted during the indicated year. These amounts have been calculated in accordance with FASB ASC Topic 718, using the Black-Scholes option-pricing model. For a discussion of valuation assumptions, see Note 7 to our financial statements. These amounts do not necessarily correspond to the actual value that may be recognized from the option awards by the NEOs.

(2)	At December 31, 2019, the aggregate number of option awards outstanding for each director was as follows: (i) for Dr. Chell, 400,000, (ii) for Dr. Nicholson, 599,900, (iii) for Dr. Shetty, 400,000, and (iv) for Mr. Steinhart, 549,950.

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

Outstanding Equity Awards at Fiscal Year-End Table

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END - 2019

The following table sets forth all unexercised options that have been awarded to our named executives by the Company that were outstanding as of December 31, 2019.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) (Exercisable) (b)	Number of Securities Underlying Unexercised Options (#) (Unexercisable) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Sandesh Seth	24,975	-	-	1.50	8/30/2022	-	-	-	-
	24,975	-	-	1.50	12/19/2022	-	-	-	-
	280,000	-	-	6.13	9/23/2024	-	-	-	-
	150,000	-	-	3.58	2/15/2025	-	-	-	-
	440,000	60,000	-	1.99	4/15/2026	-	-	-	-
	529,000	221,000	-	1.39	3/14/2027	-	-	-	-
	340,000	660,000	-	0.7829	7/13/2028	-	-	-	-
	150,000	1,350,000	-	0.232	7/12/2029	-	-	-	-

Mark Berger	240,500	84,500	-	1.04	1/17/2027	-	-	-	-
	85,000	165,000	-	0.7829	7/13/2028	-	-	-	-
	40,000	360,000	-	0.232	7/12/2029	-	-	-	-

Anil Kapur	218,500	-	-	0.6369	2/27/2020	-	-	-	-
	32,000	-	-	0.232	2/27/2020	-	-	-	-

Dale Ludwig	100,000	100,000	-	0.723	1/08/2028	-	-	-	-
	40,000	360,000	-	0.232	7/12/2029	-	-	-	-

Steve O’Loughlin	100,000	-	-	1.79	9/28/2025	-	-	-	-
	44,000	6,000	-	1.99	4/15/2026	-	-	-	-
	74,500	25,500	-	1.39	3/14/2027	-	-	-	-
	90,100	174,900	-	0.7829	7/13/2028	-	-	-	-
	40,000	360,000	-	0.232	7/12/2029	-	-	-	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our Common Stock as of May 1, 2020 held by (i) each person known to us to be the beneficial owner of more than five percent (5%) of any class of our shares; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held.  Shares of Common Stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of May 1, 2020, are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person.  Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Unless otherwise indicated, the principal address of each of the persons below is c/o Actinium Pharmaceuticals, Inc., 275 Madison Ave, 7th floor, New York, NY 10016.

Executive Officers and Directors	Number of Shares of Common Stock and Preferred Stock Beneficially Owned		Percentage of Ownership(a)
Sandesh Seth	2,805,147	(1)	* %
Steve O’Loughlin	501,200	(2)	*%
Mark Berger, M.D.	531,500	(3)	*%
Dale Ludwig, Ph.D.	234,000	(4)	*%
Jeffrey W. Chell, M.D.	139,500	(5)	*%
David Nicholson, Ph.D.	365,900	(6)	*%
Ajit S. Shetty, Ph.D.	181,730	(7)	*%
Richard I. Steinhart	320,700	(8)	*%

All Directors and Officers as a Group (8 persons)	5,079,677	(9)	1.6%
All other 5% holders
Sabby Volatility Warrant Master Fund, Ltd. c/o Ogier Fiduciary Services (Cayman) Limited 89 Nexus Way, Camana Bay Grand Cayman KY1-9007 Cayman Islands

Sabby Management, LLC 10 Mountainview Road, Suite 205 Upper Saddle River, New Jersey 07458

Hal Mintz c/o Sabby Management, LLC 10 Mountainview Road, Suite 205 Upper Saddle River, New Jersey 07458	20,095,255	(10)	6.62%

*	less than 1%

(a)	Based on 303,343,699 shares of Common Stock outstanding as of May 1, 2020

(1)	Includes warrants to purchase an aggregate of 64,747 shares of Common Stock of the Company at an exercise price of $0.784 per share, exercisable on a cashless basis, warrants to purchase an aggregate of 99,617 of Common Stock of the Company at an exercise price of $0.784 per share, exercisable on a cashless basis issued to Amrosan, LLC, a partnership in which the majority member interest is owned by the family of Mr. Seth, and warrants to purchase 57,212 shares of Common Stock at an exercise price at $0.880131 per share on May 1, 2020. Excludes warrants to purchase an aggregate of 375,556 shares of Common Stock of the Company at par value per share, exercisable on a cashless basis issued to Amrosan, LLC as the warrants are not exercisable upon less than 90 days’ notice. The holder may waive the 90-day exercise notice requirement by giving 65 days prior notice of such waiver. Excludes 353,023 warrants issued to Carnegie Hill Asset Partners and irrevocable trust linked to Mr. Seth’s family and 721,068 warrants issued to Bioche Asset Management, LLC, a partnership in which the majority member interest is owned by the family of Mr. Seth whose terms are the same as those issued to Amrosan LLC. On August 30, 2012 and December 12, 2012, Mr. Seth was granted options to purchase an aggregate of 49,950 shares of Common Stock at an exercise price of $1.50 per share. On September 13, 2014, Mr. Seth was granted an option to purchase 280,000 shares with an exercise price of $6.13 per share. On February 18, 2015, Mr. Seth was granted an option to purchase 150,000 shares with an exercise price of $3.58 per share. On April 15, 2016, Mr. Seth was granted an option to purchase 500,000 shares at an exercise price of $1.99 per share. On March 14, 2017, Mr. Seth was granted options to purchase an aggregate of 750,000 shares of Common Stock at an exercise price of $1.39 per share. On July 13, 2018, Mr. Seth was granted an option to purchase 1,000,000 shares at an exercise price of $0.7829 per share. On July 17, 2019, Mr. Seth was granted an option to purchase 1,500,000 shares at an exercise price of $0.232 per share. All options are subject to vesting. Within 60 days of May 1, 2020, 2,439,950 options will have vested. Includes 161,458 shares of Common Stock and 39,375 March 2018 series B Warrants.

(2)	On October 1, 2015, Mr. O’Loughlin was granted 100,000 options with an exercise price of $1.79 per share. On April 14, 2016, Mr. O’Loughlin was granted options to purchase of 50,000 shares of Common Stock at an exercise price of $1.99 per share. On March 14, 2017, Mr. O’Loughlin was granted options to purchase 100,000 shares of Common Stock at an exercise price of $1.39 per share. On July 13, 2018, Mr. O’Loughlin was granted an option to purchase 265,000 shares of Common Stock at an exercise price of $0.7829 per share. On July 17, 2019, Mr. O’Loughlin was granted an option to purchase 400,000 shares at an exercise price of $0.232 per share. All options are subject to vesting. Within 60 days of May 1, 2020, 458,200 options will have vested. Includes 35,500 shares of Common Stock and 7,500 March 2018 series B Warrants.

(3)	On January 17, 2017, Dr. Berger was granted an option to purchase 325,000 shares with an exercise price of $1.04 per share. On July 13, 2018, Dr. Berger was granted an option to purchase 250,000 shares at an exercise price of $0.7829 per share. On July 17, 2019, Dr. Berger was granted an option to purchase 400,000 shares at an exercise price of $0.232 per share. All options are subject to vesting. Within 60 days of May 1, 2020, 502,000 options will have vested. Includes 19,000 shares of Common Stock and 10,500 March 2018 series B Warrants.

(4)	On January 8, 2018, Dr. Ludwig was granted an option to purchase 200,000 shares with an exercise price of $0.72 per share. On July 17, 2019, Dr. Ludwig was granted an option to purchase 400,000 shares at an exercise price of $0.232 per share. All options are subject to vesting. Within 60 days of May 1, 2020, 224,000 options will have vested. Includes 10,000 shares of Common Stock.

(5)	On April 27, 2018, Dr. Chell was granted an option to purchase 75,000 shares with an exercise price of $0.347 per share. On July 13, 2018, Dr. Chell was granted an option to purchase 75,000 shares at an exercise price of $0.7829 per share. On July 17, 2019, Dr. Chell was granted an option to purchase 250,000 shares at an exercise price of $0.232 per share. All options are subject to vesting. Within 60 days of May 1, 2020, 139,500 options will have vested.

(6)	On February 12, 2012, Dr. Nicholson was granted an option to purchase 49,950 shares of Common Stock at an exercise price of $0.784 per share and on August 12, 2012 and December 19, 2012, Dr. Nicholson was granted options to purchase an aggregate of 49,950 shares at an exercise price of $1.50 per share. On February 18, 2015, Dr. Nicholson was granted an option to purchase 25,000 shares with an exercise price of $3.58 per share. On April 15, 2016, Dr. Nicholson was granted an option to purchase 75,000 shares at an exercise price of $1.99 per share. On March 14, 2017, Dr. Nicholson was granted an option to purchase 75,000 shares at an exercise price of $1.39 per share. On July 13, 2018, Dr. Nicholson was granted an option to purchase 75,000 shares at an exercise price of $0.7829 per share. On July 17, 2019, Dr. Nicholson was granted an option to purchase 250,000 shares at an exercise price of $0.232 per share. All options are subject to vesting. Within 60 days of May 1, 2020, 355,900 options will have vested. Includes 10,000 shares of Common Stock.

(7)	On March 28, 2017, Dr. Shetty was granted an option to purchase 75,000 shares of Common Stock with an exercise price of $1.58 per share. On July 13, 2018, Dr. Shetty was granted an option to purchase 75,000 shares at an exercise price of $0.7829 per share. On July 17, 2019, Dr. Shetty was granted an option to purchase 250,000 shares at an exercise price of $0.232 per share. All options are subject to vesting. Within 60 days of May 1, 2020, 159,000 shares will have vested. Includes 22,730 shares of Common Stock.

(8)	On December 16, 2013, Mr. Steinhart was granted an option to purchase 49,950 shares of Common Stock at an exercise price of $6.70 per share. On February 18, 2015, Mr. Steinhart was granted an option to purchase 25,000 shares at an exercise price of $3.58 per share. On April 15, 2016, Mr. Steinhart was granted an option to purchase 75,000 shares at an exercise price of $1.99 per share. On March 14, 2017, Mr. Steinhart was granted an option to purchase 75,000 shares at an exercise price of $1.39 per share. On July 13, 2018, Mr Steinhart was granted an option to purchase 75,000 shares at an exercise price of $0.7829 per share. On July 17, 2019, Mr. Steinhart was granted an option to purchase 250,000 shares at an exercise price of $0.232 per share. All options are subject to vesting. Within 60 days of May 1, 2020, 305,950 options will have vested. Includes 9,500 shares of Common Stock and 10,500 March 2018 series B Warrants.

(9)	Includes warrants to purchase 226,989 shares of Common Stock, vested options to purchase 4,584,500 shares of Common Stock and 268,188 shares of Common Stock.

(10)	Based on a Schedule 13G filed on May 1, 2020.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The table below shows the aggregate fees billed for professional services for the audits and audit-related fees of the Company’s annual financial statements included in Form 10-K for the years ending December 31, 2019 and 2018, respectively, by Marcum LLP.

	Year Ended December 31, 2019	Year Ended December 31, 2018
Audit Fees	$110,000	$113,000
Audit – Related Fees	37,000	28,800
Tax Fees	-	-
All Other Fees	-	-
Total	$147,000	$141,800

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
1.1	Underwriting Agreement, dated September 28, 2016, by and between H.C. Wainwright & Co., LLC and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 1.1 to Form 8-K filed on September 29, 2016).
1.2	At Market Issuance Sales Agreement, dated March 16, 2017, between FBR Capital Markets & Co, and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 1.2 to Form S-3 filed on March 16, 2017).
1.3	Amended and Restated At-the-Market Market Issuance Sales Agreement, dated July 3, 2017, among FBR Capital Markets & Co., MLV & Co. LLC, JonesTrading Institutional Services LLC, and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on August 4, 2017).
1.4	Underwriting Agreement, dated as of July 28, 2017, by and between Actinium Pharmaceuticals, Inc. and Oppenheimer & Co. Inc. as representative of the several underwriters party thereto (incorporated by reference to Exhibit 1.1 to Form 8-K filed on July 28, 2017).
1.5	Dealer-Manager Agreement, dated February 15, 2018, between Maxim Group LLC and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 1.1 to Form 8-K filed on February 15, 2018).
1.6	Underwriting Agreement, dated April 18, 2019, by and between Actinium Pharmaceuticals, Inc. and William Blair & Company, LLC (incorporated by reference to Exhibit 1.1 to Form 8-K filed on April 18, 2019).
1.7

Underwriting Agreement, dated as of April 21, 2020, by and between Actinium Pharmaceuticals, Inc. and H.C. Wainwright & Co., LLC. (incorporated by reference to Exhibit 1.1 to Form 8-K filed on April 24, 2020).

2.1	Share Exchange Agreement, dated December 28, 2012, by and among Cactus Ventures, Inc., Actinium Pharmaceuticals, Inc., Diane S. Button, and the shareholders of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on January 2, 2013).
2.2	Share Exchange Agreement, dated March 11, 2013, by and among Cactus Ventures, Inc., Actinium Pharmaceuticals, Inc, and the shareholders of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 11, 2013).
2.3	Share Exchange Agreement, dated August 22, 2013, by and among Actinium Pharmaceuticals, Inc, Actinium Corporation, and the shareholders of Actinium Corporation (incorporated by reference to Exhibit 2.3 to Form S-1/A filed on August 22, 2013).
3.1	Certificate of Incorporation of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on April 17, 2013).
3.2	Certificate of Amendment to Certificate of Incorporation filed January 7, 2014 (incorporated by reference to Exhibit 3.5 to Form S-1 filed on January 31, 2014).
3.3	Certificate of Amendment to Certificate of Incorporation filed February 3, 2014. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 7, 2014).
3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 4, 2015).
3.5	Amended and Restated Bylaws, dated August 8, 2018 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on August 9, 2018).
3.6	Certificate of Amendment to Actinium’s Certificate of Incorporation, as amended, filed on February 26, 2018 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 26, 2018).
3.7	Certificate of Amendment to Actinium’s Certificate of Incorporation, as amended, filed on March 6, 2019 (incorporated by reference to Exhibit 3.7 to Form 10-K filed on March 15, 2019).
3.8	Amended and Restated Bylaws, dated May 7, 2020. .(incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 5, 2020).
4.1	Form of Common Stock Warrant, dated December 27, 2013 and January 10, 2014 (incorporated by reference to Exhibit 4.8 to Form S-1 filed on January 31, 2014).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 6, 2015).
4.3	Form of Warrant (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 28, 2017).
4.4	Form of Warrant Agency Agreement between Action Stock Transfer Corporation and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 15, 2018).
4.5	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K filed on February 15, 2018).
4.6	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K filed on February 15, 2018).
4.7	Form of Non-Transferable Subscription Rights Certificate (incorporated by reference to Exhibit 4.4 to Form 8-K filed on February 15, 2018).
4.8	Revised Form of Non-Transferable Subscription Rights Certificate. (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 26, 2018).
4.9	Amendment to Warrant to Purchase Common Stock, dated November 8, 2018, issued to Amrosan LLC (incorporated by reference to Exhibit 4.1 to Form 10-Q filed on November 9, 2018).
4.10	Amendment to Warrant to Purchase Common Stock, dated November 8, 2018, issued to Carnegie Hill Partners (incorporated by reference to Exhibit 4.2 to Form 10-Q filed on November 9, 2018).
4.11	Amendment to Warrant to Purchase Common Stock, dated November 8, 2018, issued to Bioche Asset Management, LLC (incorporated by reference to Exhibit 4.3 to Form 10-Q filed on November 9, 2018).

4.12	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 18, 2019).
4.13	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 24, 2020).
10.1	Third Amendment to the 2013 Amended and Restated Stock Plan, effective as of December 22, 2015 (incorporated by reference to Exhibit 10.56 to Form 10-K filed on March 11, 2016).
10.2	Office Space License Agreement, dated March 19, 2016, by and between Actinium Pharmaceuticals, Inc. and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.57 to Form 10-K filed on March 11, 2016).
10.3	Fourth Amendment to the 2013 Amended and Restated Stock Plan, effective as of December 13, 2016 (incorporated by reference to Exhibit 1.1 to Form 8-K filed on December 14, 2016).
10.4	Fifth Amendment to the 2013 Amended and Restated Stock Plan, as amended (incorporated by reference to Exhibit 10.59 to Form 10-K filed on March 16, 2017).
10.5	Amendment to Employment Agreement, dated March 16, 2017, by and between Actinium Pharmaceuticals, Inc. and Dragan Cicic. (incorporated by reference to Exhibit 10.60 to Form 10-K filed on March 16, 2017).
10.6	Amendment to Actinium Pharmaceuticals, Inc. Warrant to Purchase Common Stock, dated March 14, 2017 issued to Sandesh Seth (incorporated by reference to Exhibit 10.61 to Form 10-K filed on March 16, 2017).
10.7	Amendment to Actinium Pharmaceuticals, Inc. Warrant to Purchase Common Stock, dated March 14, 2017 issued to Amrosan LLC (incorporated by reference to Exhibit 10.62 to Form 10-K filed on March 16, 2017).
10.8	Warrant to Purchase Common Stock of Actinium Pharmaceuticals, Inc., dated March 14, 2017, issued to Sandesh Seth (incorporated by reference to Exhibit 10.63 to Form 10-K filed on March 16, 2017).
10.9	Offer Letter, dated December 27, 2016, by and between Dr. Mark S. Berger and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.64 to Form 10-K filed on March 16, 2017).
10.10	Confidential Information and Invention Assignment Agreement, dated December 27, 2016, by and between Dr. Mark S. Berger and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.65 to Form 10-K filed on March 16, 2017).
10.11	Indemnification Agreement, dated March 16, 2017, by and between Actinium Pharmaceuticals, Inc. and Mark S. Berger (incorporated by reference to Exhibit 10.66 to Form 10-K filed on March 16, 2017).
10.12	Director Agreement, dated March 28, 2017, between Ajit S. Shetty and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 28, 2017).
10.13	Indemnity Agreement, dated March 28, 2017, between Ajit S. Shetty and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 28, 2017).
10.14	Confidential Information and Invention Assignment Agreement, dated March 28, 2017, between Ajit S. Shetty and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to Form 8-K filed on March 28, 2017).
10.15	Amendment to Amended and Restated Consulting Agreement, dated May 5, 2017, by and between Actinium Pharmaceuticals, Inc. and Sandesh Seth (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 11, 2017).
10.16	Offer Letter, dated September 17, 2015, between Steve O’Loughlin and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 15, 2017).
10.17	Indemnification Agreement, dated May 15, 2017, between Steve O’Loughlin and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 15, 2017).
10.18	Assignment and Consent Agreement, dated June 6, 2017, between 275 Madison Avenue RPW 1 LLC and 275 Madison Avenue RPW 2 LLC, Relmada Therapeutics, Inc., and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 4, 2017).
10.19	Amended and Restated License Agreement, Dated June 8, 2017, between Relmada Therapeutics, Inc., and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 4, 2017).
10.20	Offer Letter, dated May 26, 2017, between Nitya G. Ray and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on August 4, 2017).
10.21	Agreement, dated June 6, 2017, between Sergio Traversa and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on August 4, 2017).
10.22	Consulting Agreement, dated May 22, 2017, between Dragan Cicic and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on August 4, 2017).
10.23	Separation and Settlement Agreement, dated May 12, 2017, between Kaushik Dave and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on August 4, 2017).
10.24	Separation and Settlement Agreement, dated May 12, 2017, between Dragan Cicic and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on August 4, 2017).
10.25	Sixth Amendment to the 2013 Amended and Restated Stock Plan, as amended (incorporated by reference to Exhibit 10.56 to Form 10-K filed on March 16, 2018).

10.26	Offer Letter, effective January 2, 2018, between Dale L. Ludwig and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.57 to Form 10-K filed on March 16, 2018).
10.27	Indemnification Agreement, dated January 5, 2018, between Dale L. Ludwig and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.58 to Form 10-K filed on March 16, 2018).
10.28	Offer Letter, effective January 31, 2018, between Anil Kapur and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.59 to Form 10-K filed on March 16, 2018).
10.29	Indemnification Agreement, dated February 8, 2018, between Anil Kapur and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.60 to Form 10-K filed on March 16, 2018).
10.30	Director Agreement, dated April 27, 2018, by and between Actinium Pharmaceuticals, Inc. and Jeffrey W. Chell (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 1, 2018).
10.31	Indemnity Agreement, dated April 27, 2018, by and between Actinium Pharmaceuticals, Inc. and Jeffrey W. Chell (incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 1, 2018).
10.32	Confidential Information and Invention Assignment Agreement, dated April 27, 2018, by and between Actinium Pharmaceuticals, Inc. and Jeffrey W. Chell (incorporated by reference to Exhibit 10.3 to Form 8-K filed on May 1, 2018).
10.33	Employment Agreement, dated August 8, 2018, by and between Actinium Pharmaceuticals, Inc. and Sandesh Seth (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 9, 2018).
10.34	Employment Agreement, dated August 8, 2018, by and between Actinium Pharmaceuticals, Inc. and Steve O’Loughlin (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 9, 2018).
10.35	Purchase Agreement, dated October 18, 2018, by and between Actinium Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 18, 2018).
10.36	Registration Rights Agreement, dated October 18, 2018, by and between Actinium Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 18, 2018).
10.37	Consulting Agreement, dated December 21, 2018, between Actinium Pharmaceuticals, Inc. and Nitya Ray (incorporated by reference to Exhibit 10.37 to Form 10-K filed on March 15, 2019).
10.38	Amended and Restated At Market Issuance Sales Agreement, dated December 28, 2018, by and among Actinium Pharmaceuticals, Inc. and B. Riley FBR, Inc. and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 10.38 to Form 10-K filed on March 15, 2019).
10.39	Seventh Amendment to the 2013 Amended and Restated Stock Plan, as amended (incorporated by reference to Exhibit 10.39 to Form 10-K filed on March 15, 2019).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 8-K filed on January 2, 2013).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Form 10-K filed on March 16, 2015).
23.1	Consent of Marcum LLP.
31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

*	In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

**	Furnished herewith. XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant.

Dated: May 8, 2020	ACTINIUM PHARMACEUTICALS, INC.

	By:	/s/ Sandesh Seth
Sandesh Seth
Chairman and Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer)

	By:	/s/ Steve O’Loughlin
Steve O’Loughlin
Principal Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sandesh Seth	Chairman and Chief Executive Officer	May 8, 2020
Sandesh Seth	(Principal Executive Officer)

/s/ Jeffrey Chell	Director	May 8, 2020
Jeffrey Chell

/s/ David Nicholson	Director	May 8, 2020
David Nicholson

/s/ Richard I. Steinhart	Director	May 8, 2020
Richard I. Steinhart

/s/ Ajit J. Shetty	Director	May 8, 2020
Ajit J. Shetty