Form 10-K/A
period 2019-12-31
Actinium Pharmaceuticals, Inc.
filed 2020-06-16
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒ Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2019

or

☐ Transition Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the transition period from _____ to _____

COMMISSION FILE NUMBER: 001-36374

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act): Yes  ☐    No  ☒

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock on the NYSE AMERICAN on June 28, 2019 was $39,794,272.

As of May 7, 2020, 303,343,699 shares of common stock, $0.001 par value per share, were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual report on Form 10-K of Actinium Pharmaceuticals, Inc. for the year ended December 31, 2019 as filed with the Securities and Exchange Commission on May 8, 2020 (the “Original Form 10-K”) is being filed only for the purpose of filing Exhibit 4.14, which was inadvertently omitted from the Original Form 10-K.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements.

No financial statements are filed with this Amendment No. 1. These items were included as part of the Original Form 10-K.

(2) Financial Statement Schedules.

None.

(3) Exhibits

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

2.1	Share Exchange Agreement, dated December 28, 2012, by and among Cactus Ventures, Inc., Actinium Pharmaceuticals, Inc., Diane S. Button, and the shareholders of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on January 2, 2013).
2.2	Share Exchange Agreement, dated March 11, 2013, by and among Cactus Ventures, Inc., Actinium Pharmaceuticals, Inc, and the shareholders of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 11, 2013).
2.3	Share Exchange Agreement, dated August 22, 2013, by and among Actinium Pharmaceuticals, Inc, Actinium Corporation, and the shareholders of Actinium Corporation (incorporated by reference to Exhibit 2.3 to Form S-1/A filed on August 22, 2013).
3.1	Certificate of Incorporation of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on April 17, 2013).

3.2	Certificate of Amendment to Certificate of Incorporation filed January 7, 2014 (incorporated by reference to Exhibit 3.5 to Form S-1 filed on January 31, 2014).
3.3	Certificate of Amendment to Certificate of Incorporation filed February 3, 2014. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 7, 2014).
3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 4, 2015).
3.5	Amended and Restated Bylaws, dated August 8, 2018 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on August 9, 2018).
3.6	Certificate of Amendment to Actinium’s Certificate of Incorporation, as amended, filed on February 26, 2018 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 26, 2018).
3.7	Certificate of Amendment to Actinium’s Certificate of Incorporation, as amended, filed on March 6, 2019 (incorporated by reference to Exhibit 3.7 to Form 10-K filed on March 15, 2019).
3.8	Amended and Restated Bylaws, dated May 7, 2020. .(incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 5, 2020).
4.1	Form of Common Stock Warrant, dated December 27, 2013 and January 10, 2014 (incorporated by reference to Exhibit 4.8 to Form S-1 filed on January 31, 2014).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 6, 2015).
4.3	Form of Warrant (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 28, 2017).
4.4	Form of Warrant Agency Agreement between Action Stock Transfer Corporation and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 15, 2018).
4.5	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K filed on February 15, 2018).
4.6	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K filed on February 15, 2018).
4.7	Form of Non-Transferable Subscription Rights Certificate (incorporated by reference to Exhibit 4.4 to Form 8-K filed on February 15, 2018).
4.8	Revised Form of Non-Transferable Subscription Rights Certificate. (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 26, 2018).
4.9	Amendment to Warrant to Purchase Common Stock, dated November 8, 2018, issued to Amrosan LLC (incorporated by reference to Exhibit 4.1 to Form 10-Q filed on November 9, 2018).
4.10	Amendment to Warrant to Purchase Common Stock, dated November 8, 2018, issued to Carnegie Hill Partners (incorporated by reference to Exhibit 4.2 to Form 10-Q filed on November 9, 2018).
4.11	Amendment to Warrant to Purchase Common Stock, dated November 8, 2018, issued to Bioche Asset Management, LLC (incorporated by reference to Exhibit 4.3 to Form 10-Q filed on November 9, 2018).
4.12	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 18, 2019).
4.13	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 24, 2020).
4.14*	Description of Securities.
10.1	Third Amendment to the 2013 Amended and Restated Stock Plan, effective as of December 22, 2015 (incorporated by reference to Exhibit 10.56 to Form 10-K filed on March 11, 2016).
10.2	Office Space License Agreement, dated March 19, 2016, by and between Actinium Pharmaceuticals, Inc. and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.57 to Form 10-K filed on March 11, 2016).
10.3**	Fourth Amendment to the 2013 Amended and Restated Stock Plan, effective as of December 13, 2016 (incorporated by reference to Exhibit 1.1 to Form 8-K filed on December 14, 2016).
10.4**	Fifth Amendment to the 2013 Amended and Restated Stock Plan, as amended (incorporated by reference to Exhibit 10.59 to Form 10-K filed on March 16, 2017).
10.5**	Amendment to Employment Agreement, dated March 16, 2017, by and between Actinium Pharmaceuticals, Inc. and Dragan Cicic. (incorporated by reference to Exhibit 10.60 to Form 10-K filed on March 16, 2017).
10.6	Amendment to Actinium Pharmaceuticals, Inc. Warrant to Purchase Common Stock, dated March 14, 2017 issued to Sandesh Seth (incorporated by reference to Exhibit 10.61 to Form 10-K filed on March 16, 2017).
10.7	Amendment to Actinium Pharmaceuticals, Inc. Warrant to Purchase Common Stock, dated March 14, 2017 issued to Amrosan LLC (incorporated by reference to Exhibit 10.62 to Form 10-K filed on March 16, 2017).

10.8	Warrant to Purchase Common Stock of Actinium Pharmaceuticals, Inc., dated March 14, 2017, issued to Sandesh Seth (incorporated by reference to Exhibit 10.63 to Form 10-K filed on March 16, 2017).
10.9**	Offer Letter, dated December 27, 2016, by and between Dr. Mark S. Berger and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.64 to Form 10-K filed on March 16, 2017).
10.10	Confidential Information and Invention Assignment Agreement, dated December 27, 2016, by and between Dr. Mark S. Berger and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.65 to Form 10-K filed on March 16, 2017).
10.11**	Indemnification Agreement, dated March 16, 2017, by and between Actinium Pharmaceuticals, Inc. and Mark S. Berger (incorporated by reference to Exhibit 10.66 to Form 10-K filed on March 16, 2017).
10.12**	Director Agreement, dated March 28, 2017, between Ajit S. Shetty and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 28, 2017).
10.13**	Indemnity Agreement, dated March 28, 2017, between Ajit S. Shetty and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 28, 2017).
10.14	Confidential Information and Invention Assignment Agreement, dated March 28, 2017, between Ajit S. Shetty and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to Form 8-K filed on March 28, 2017).
10.15**	Amendment to Amended and Restated Consulting Agreement, dated May 5, 2017, by and between Actinium Pharmaceuticals, Inc. and Sandesh Seth (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 11, 2017).
10.16**	Offer Letter, dated September 17, 2015, between Steve O’Loughlin and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 15, 2017).
10.17**	Indemnification Agreement, dated May 15, 2017, between Steve O’Loughlin and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 15, 2017).
10.18	Assignment and Consent Agreement, dated June 6, 2017, between 275 Madison Avenue RPW 1 LLC and 275 Madison Avenue RPW 2 LLC, Relmada Therapeutics, Inc., and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 4, 2017).
10.19	Amended and Restated License Agreement, Dated June 8, 2017, between Relmada Therapeutics, Inc., and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 4, 2017).
10.20**	Offer Letter, dated May 26, 2017, between Nitya G. Ray and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on August 4, 2017).
10.21**	Agreement, dated June 6, 2017, between Sergio Traversa and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on August 4, 2017).
10.22**	Consulting Agreement, dated May 22, 2017, between Dragan Cicic and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on August 4, 2017).
10.23**	Separation and Settlement Agreement, dated May 12, 2017, between Kaushik Dave and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on August 4, 2017).
10.24**	Separation and Settlement Agreement, dated May 12, 2017, between Dragan Cicic and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on August 4, 2017).
10.25**	Sixth Amendment to the 2013 Amended and Restated Stock Plan, as amended (incorporated by reference to Exhibit 10.56 to Form 10-K filed on March 16, 2018).

10.26**	Offer Letter, effective January 2, 2018, between Dale L. Ludwig and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.57 to Form 10-K filed on March 16, 2018).
10.27**	Indemnification Agreement, dated January 5, 2018, between Dale L. Ludwig and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.58 to Form 10-K filed on March 16, 2018).
10.28**	Offer Letter, effective January 31, 2018, between Anil Kapur and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.59 to Form 10-K filed on March 16, 2018).
10.29**	Indemnification Agreement, dated February 8, 2018, between Anil Kapur and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.60 to Form 10-K filed on March 16, 2018).
10.30**	Director Agreement, dated April 27, 2018, by and between Actinium Pharmaceuticals, Inc. and Jeffrey W. Chell (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 1, 2018).
10.31**	Indemnity Agreement, dated April 27, 2018, by and between Actinium Pharmaceuticals, Inc. and Jeffrey W. Chell (incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 1, 2018).
10.32	Confidential Information and Invention Assignment Agreement, dated April 27, 2018, by and between Actinium Pharmaceuticals, Inc. and Jeffrey W. Chell (incorporated by reference to Exhibit 10.3 to Form 8-K filed on May 1, 2018).
10.33**	Employment Agreement, dated August 8, 2018, by and between Actinium Pharmaceuticals, Inc. and Sandesh Seth (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 9, 2018).
10.34**	Employment Agreement, dated August 8, 2018, by and between Actinium Pharmaceuticals, Inc. and Steve O’Loughlin (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 9, 2018).
10.35	Purchase Agreement, dated October 18, 2018, by and between Actinium Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 18, 2018).
10.36	Registration Rights Agreement, dated October 18, 2018, by and between Actinium Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 18, 2018).
10.37**	Consulting Agreement, dated December 21, 2018, between Actinium Pharmaceuticals, Inc. and Nitya Ray (incorporated by reference to Exhibit 10.37 to Form 10-K filed on March 15, 2019).
10.38	Amended and Restated At Market Issuance Sales Agreement, dated December 28, 2018, by and among Actinium Pharmaceuticals, Inc. and B. Riley FBR, Inc. and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 10.38 to Form 10-K filed on March 15, 2019).
10.39**	Seventh Amendment to the 2013 Amended and Restated Stock Plan, as amended (incorporated by reference to Exhibit 10.39 to Form 10-K filed on March 15, 2019).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 8-K filed on January 2, 2013).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Form 10-K filed on March 16, 2015).
23.1	Consent of Marcum LLP.
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

In accordance with SEC Release 33-8238, Exhibit 32.1 and Exhibit 32.2 are being furnished and not filed.

XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

*       Filed herewith.

**     Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant.

Dated: June 16, 2020	ACTINIUM PHARMACEUTICALS, INC.

	By:	/s/ Sandesh Seth
Sandesh Seth
Chairman and Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer)

	By:	/s/ Steve O’Loughlin
Steve O’Loughlin
Principal Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)