Form 10-Q
period 2020-03-31
Actinium Pharmaceuticals, Inc.
filed 2020-06-30
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 29, 2020: 395,154,726

Actinium Pharmaceuticals, Inc.

FORM 10-Q

For the Three months ended March 31, 2020

i

EXPLANATORY NOTE

As previously reported by Actinium Pharmaceuticals, Inc. (the “Company”) in its Current Report on Form 8-K as filed with the Securities and Exchange Commission (“SEC”) on May 15, 2020 (the “8-K”), in accordance with the SEC’s Order under Section 36 of the Securities Exchange Act of 1934 Granting Exemptions From Specified Provisions of the Exchange Act and Certain Rules Thereunder dated March 4, 2020 (Release No. 34-88318) (as modified on March 25, 2020 by Release No. 34-88465, the “Order”), the Company disclosed that it was relying on the relief provided by the Order in connection with the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Report”) due to the circumstances related to coronavirus or COVID-19. In particular, COVID-19 has caused severe disruptions in transportation and limited access to the Company’s facility, resulting in limited support from its staff and professional advisors. The small size of the Company’s accounting staff and the additional responsibilities emanating from COVID-19 have presented difficulties to the Company’s ability to complete its Report in a timely manner, resulting in its delay.

ii

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2020 and December 31, 2019, and the results of operations and cash flows for the three months ended March 31, 2020 and 2019, respectively, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2019 in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$5,942	$9,254
Restricted cash – current	48	48
Prepaid expenses and other current assets	816	786
Total Current Assets	6,806	10,088

Property and equipment, net of accumulated depreciation of $249 and $237, respectively	101	113
Operating leases right-of-use assets	815	807
Finance leases right-of-use assets	201	221
Security deposit	50	50
Restricted cash	391	391
Total Assets	$8,364	$11,670

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$4,041	$4,598
Note payable	268	381
Operating leases current liability	321	286
Finance leases current liability	80	79
Total Current Liabilities	4,710	5,344

Long-term operating leases obligations	504	531
Long-term finance leases obligations	130	151
Total Liabilities	5,344	6,026

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 174,839,536 and 164,701,167 shares issued and outstanding, respectively	175	165
Additional paid-in capital	217,273	214,237
Accumulated deficit	(214,428)	(208,758)
Total Stockholders’ Equity	3,020	5,644

Total Liabilities and Stockholders’ Equity	$8,364	$11,670

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except share and per share data)

	For the Three Months Ended March 31
	2020	2019

Revenue	$-	$-

Operating expenses:
Research and development, net of reimbursements	4,151	4,336
General and administrative	1,532	1,363
Total operating expenses	5,683	5,699

Loss from operations	(5,683)	(5,699)

Other income:
Interest income - net	13	29
Total other income	13	29

Net loss	$(5,670)	$(5,670)

Net loss per share of common stock – basic and diluted	$(0.03)	$(0.05)
Weighted average shares of common stock outstanding – basic and diluted	173,001,307	117,197,086

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Period from January 1, 2020 to March 31, 2020

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2020	164,701,167	$165	$214,237	$(208,758)	$5,644

Stock-based compensation	-	-	372	-	372
Sale of common stock, net of offering costs	10,138,369	10	2,664	-	2,674
Net loss	-	-	-	(5,670)	(5,670)
Balance, March 31, 2020	174,839,536	$175	$217,273	$(214,428)	$3,020

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Period from January 1, 2019 to March 31, 2019

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2019	115,703,044	$116	$195,554	$(186,857)	$8,813

Stock-based compensation	2,221	-	316	-	316
Issuance of common stock from exercise of warrants	2,506,271	2	1,502	-	1,504
Sale of common stock, net of offering costs	924,500	1	379	-	380
Net loss	-	-	-	(5,670)	(5,670)
Balance, March 31, 2019	119,136,036	$119	$197,751	$(192,527)	$5,343

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(5,670)	$(5,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	372	316
Depreciation & amortization expenses	108	104
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(30)	317
Accounts payable and accrued expenses	(558)	(493)
Operating lease liabilities	(76)	(63)
Net Cash Used In Operating Activities	(5,854)	(5,489)

Cash Flows Used In Investing Activities:
Purchase of property and equipment	-	(51)
Net Cash Used In Investing Activities	-	(51)

Cash Flows From Financing Activities:
Payments on note payable	(113)	(74)
Payments on finance leases	(19)	(18)
Sales of shares of common stock, net of costs	2,674	380
Proceeds from exercise of warrants	-	1,504
Net Cash Provided By Financing Activities	2,542	1,792

Net change in cash, cash equivalents, and restricted cash	(3,312)	(3,748)
Cash, cash equivalents, and restricted cash at beginning of period	9,693	14,104
Cash, cash equivalents, and restricted cash at end of period	$6,381	$10,356

Supplemental disclosure of cash flow information:
Cash paid for interest on note payable	$4	$2
Cash paid for taxes	$-	$-

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Nature of Business - Actinium Pharmaceuticals, Inc. (the “Company”, “Actinium”, or “We”) is a clinical-stage, biopharmaceutical company applying its proprietary platform technology and deep understanding of radioimmunobiology to the development of novel targeted therapies known as ARCs or Antibody Radiation-Conjugates. Radiation is an effective therapeutic modality that is used in the treatment of over fifty percent of all cancer patients and often combined with chemotherapy and immunotherapy for greater therapeutic effect. Radiation is typically administered from outside the body, which constrains the amount that can be administered to patients due to dose-limiting toxicities. In addition, due to the diffuse nature of the external radiation beam, its usage is limited to solid tumors and cannot be used in blood cancers, which are diffuse. ARCs combine the cell-killing ability of a radioisotope payload with a targeting agent, such as a monoclonal antibody, or mAb, to deliver radiation inside the body to specific cells, to potentially generate greater efficacy and less toxicity. ARCs usage is broader than external delivered radiation as they can be used for both solid tumors and blood cancers. Blood or hematologic cancers are highly sensitive to radiation and our clinical pipeline is focused on ARCs targeting the antigens CD45 and CD33, both of which are expressed in multiple hematologic cancers. Our clinical programs are focused on two primary areas: targeted conditioning prior to a cell or gene therapy procedure and therapeutics, either in combination with other agents or as a monotherapy. Our product development strategy is actively informed by clinical data with our ARCs in over 500 patients, including the ongoing SIERRA trial. Our clinical pipeline has emanated from our AWE, or Antibody Warhead Enabling technology platform, which is protected by over 110 issued and pending patents, trade secrets and know-how and is being utilized in a collaborative research partnership with Astellas Pharma, Inc.

Basis of Presentation - Unaudited Interim Financial Information - The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2019.

Principles of Consolidation - The consolidated financial statements include the Company’s accounts and those of the Company’s wholly owned subsidiary.

Use of Estimates in Financial Statement Presentation - The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Impact of COVID–19 Pandemic on Financial Statements

In December 2019, a novel strain of COVID-19 was reported in China. Since then, COVID-19 has spread globally. The spread of COVID-19 from China to other countries has resulted in the World Health Organization (“WHO”) declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and have closed non-essential businesses, and many local jurisdictions continue to have such restrictions in place.

As local jurisdictions continue to put restrictions in place, the Company’s ability to continue to operate its business may also be limited. Such events may result in a period of business, supply and drug product manufacturing disruption, and in reduced operations, any of which could materially affect the Company’s business, financial condition and results of operations. In response to COVID-19, the Company implemented remote working and thus far, has not experienced a significant disruption or delay in its operations as it relates to the clinical development or drug production of our drug candidates.

The spread of COVID-19, which has caused a broad impact globally, may materially affect the Company economically. While the ultimate economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, the pandemic has resulted significant disruptions in the general commercial activity and the global economy and caused financial market volatility and uncertainty in significant and unforeseen ways in the recent months. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on the Company’s ability to access capital, which could in the future negatively affect the Company’s liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect the Company’s business and the value of the Company’s common stock.

Additionally, COVID-19 may also result in delays in receiving approvals from local and foreign regulatory authorities, delays in necessary interactions with IRB’s or Institutional Review Boards, local and foreign regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees.

To date, COVID-19 has not had a financial impact on the Company. However, COVID-19 has caused severe disruptions in transportation and limited access to the Company’s facility, resulting in limited support from its staff and professional advisors. The small size of the Company’s accounting staff and the additional responsibilities emanating from COVID-19 have presented difficulties to the Company’s ability to complete this Report on Form 10-Q in a timely manner, resulting in its delay.

NYSE American Notification and Potential Reverse Stock Split

On April 29, 2020, the Company received a deficiency letter from the NYSE American LLC, or NYSE American, indicating that the Company is not in compliance with the NYSE American continued listing standard set forth in Section 1003(f)(v) of the NYSE American Company Guide because its shares of common stock have been selling for a substantial period of time at a low price per share. Pursuant to Section 1003(f)(v) of the NYSE American Company Guide, the NYSE American staff determined that the Company’s continued listing is predicated on the Company effecting a reverse stock split of its common stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which the staff determined to be no later than October 29, 2020.

If the Company does not effectuate a reverse stock split to maintain compliance with NYSE American listing requirements, it could be delisted from the exchange. On October 18, 2019, the Company’s board of directors, or the Board, unanimously approved, subject to stockholder approval, an amendment to the Company’s certificate of incorporation to effect a reverse stock split of its outstanding common stock by combining outstanding shares of common stock into a lesser number of outstanding shares of common stock by a ratio of not more than 1-for-75 prior to December 18, 2020, with the exact ratio to be set within this range by the Board at its sole discretion. At its Annual Meeting of Stockholders held on December 18, 2019, the Company’s stockholders approved such amendment to its certificate of incorporation. Upon the effectiveness of the amendment to its certificate of incorporation effecting the reverse stock split, the outstanding shares of its common stock will be reclassified and combined into a lesser number of shares such that one share of common stock will be issued for a specified number of shares.

The Board has the sole discretion to effect the amendment and reverse stock split, and to fix the specific ratio for the reverse stock split, provided that the ratio would be not be more than 1-for-75. The reverse stock split would become effective upon the filing of an amendment to the Company’s certificate of incorporation with the Secretary of State of the State of Delaware, or at the later time set forth in the amendment. The exact timing of the amendment will be determined by the Board based on its evaluation as to when such action will be the most advantageous to the Company and its stockholders.

Cash, Cash Equivalents and Restricted Cash - The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. Balances held by the Company are typically in excess of Federal Deposit Insurance Corporation insured limits.

The following is a summary of cash, cash equivalents and restricted cash at March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019
Cash and cash equivalents	$5,942	$9,254
Restricted cash – current	48	48
Restricted cash – long-term	391	391
Cash, cash equivalents and restricted cash	$6,381	$9,693

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

Net Loss Per Common Share - Basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the reporting period. For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common shares underlying common stock options and warrants using the treasury stock method. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive. For the three months ended March 31, 2020 and 2019, the Company’s potentially dilutive shares, which include outstanding common stock options and warrants have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

(in thousands)	March 31, 2020	March 31, 2019
Options	11,061	7,784
Warrants	86,141	43,473
Total	97,202	51,257

Accounting Standards Recently Adopted

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements, primarily associated with Level 3 fair value measurements and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the standard for disclosures modified or removed with a delay of adoption of the additional disclosures until their effective date. The Company adopted this standard effective January 1, 2020 and the standard did not have a significant impact to the Company’s financial statements.

In November 2018, FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which, among other things, provides guidance on how to assess whether certain collaborative arrangement transactions should be accounted for under Topic 606. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company adopted this standard effective January 1, 2020 and the standard did not have a significant impact to the Company’s financial statements.

Note 2 - Commitments and Contingencies

Agreements

The Company has entered into agreements with third parties for the rights to certain intellectual property, manufacturing and clinical trial services under which the Company may incur obligations to make payments including upfront payments as well as milestone and royalty payments. Notable inclusions in this category are:

a.	Oak Ridge National Laboratory (“ORNL”) – The Company is contracted to purchase radioactive material to be used for research and development, with a renewal option at the contract end. During the three months ended March 31, 2020 and 2019, the Company purchased material from ORNL of $0.1 million in each period. In November 2019, the Company signed a contract with ORNL to purchase $0.3 million of radioactive material during calendar year 2020.

b.	On June 15, 2012, the Company entered into a license and sponsored research agreement with Fred Hutchinson Cancer Research Center (“FHCRC”) to build upon previous and ongoing clinical trials with BC8 (licensed antibody). FHCRC has completed both a Phase 1 and Phase 2 clinical trial with BC8. The Company has been granted exclusive rights to the BC8 antibody and related master cell bank developed by FHCRC. A milestone payment of $1 million will be due to FHCRC upon FDA approval of the first drug utilizing the licensed BC 8 antibody. Upon commercial sale of the drug, royalty payments of 2% of net sales will be due to FHCRC.

c.	On February 16, 2016, the Company entered into an agreement with Medpace, Inc. (“Medpace”), a contract research organization. Medpace provides project management services for the Iomab-B study. In January 2020, the Company and Medpace amended their agreement. The total project is currently estimated to cost $11.9 million. Medpace bills the Company when services are rendered and the Company records the related expense to research and development costs. During the three months ended March 31, 2020 and 2019, the Company paid Medpace $1.5 million and $0.4 million, respectively. These payments are for Medpace project management services and pass-through expenses incurred by investigators and clinical sites.

Collaborative Agreement

In March 2018, the Company entered into a research and option agreement with Astellas Pharma Inc. (“Astellas”) to develop ARCs using the Company’s AWE Technology Platform. Under this collaboration, the Company will utilize its AWE Platform to conjugate and label selected Astellas targeting agents with an Actinium-225 payload. The Company is also responsible for conducting preclinical validation studies on any ARCs generated. Payments from Astellas under this agreement are accounted for as a reduction to research and development expense.

Note 3 - Leases

The Company adopted ASC 842 as of January 1, 2019, using a modified retrospective approach and applying the standard’s transition provisions at January 1, 2019, the effective date. The Company made an accounting policy election to exclude from balance sheet reporting those leases with initial terms of 12 months or less.

The Company determines if an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys to the Company the right to control the use of a fixed asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. The Company has lease agreements which include lease and non-lease components, which the Company has elected to account for as a single lease component for all classes of underlying assets. Lease expense for variable lease components are recognized when the obligation is probable.

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

At March 31, 2020, the Company has an operating lease for corporate office space and two finance leases for office equipment and furniture located in the corporate office space. In addition, the Company has auxiliary corporate office space that it rents on a month-to-month basis; this rental is accounted for as an operating lease with the same term as the Company’s main office in the same building.

The components of lease expense are as follows:

	Three months ended
(in thousands)	March 31, 2020	March 31, 2019
Operating lease expense	$93	$93

Finance lease cost
Amortization of right-to-use assets	$20	$20
Interest on lease liabilities	$5	$6
Total finance lease cost	$25	$26

Supplemental cash flow information related to leases are as follows:

Cash flow information:	Three months ended
(in thousands)	March 31, 2020	March 31, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow use from operating leases	$94	$86
Operating cash flow use from finance leases	$4	$6
Financing cash flow use from finance leases	$19	$18

Non-cash activity:

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$83	$1,177
Finance Leases	$-	$302

Weighted average remaining lease terms are as follows at March 31, 2020:

Weighted average remaining lease term:
Operating leases	2.4 years
Finance Leases	2.5 years

As the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments. Below is information on the weighted average discount rates used:

Weighted average discount rates:
Operating leases	8%
Finance Leases	8%

Maturities of lease liabilities are as follows:

(in thousands)

Year ending December 31,	Operating Leases	Finance Leases
2020 (excluding three months ended March 31, 2020)	281	71
2021	377	94
2022	252	64
20230	-	4
Total lease payments	$910	$233
Less imputed interest	(85)	(22)
Present value of lease liabilities	$825	$211

Note 4 - Equity

In December 2018, the Company entered into the Amended and Restated At Market Issuance Sales Agreement with B. Riley FBR, Inc. and JonesTrading Institutional Services LLC (the “ATM Sales Agreement”), pursuant to which the Company conducted its at-the market program. During the three months ended March 31, 2020, the Company sold 9.3 million common shares through its at-the-market program, resulting in net proceeds of $2.5 million. During the three months ended March 31, 2019, the Company sold 0.9 million common shares through its at-the-market program, resulting in net proceeds of $0.4 million.

In October 2018, the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into a purchase agreement (the “Lincoln Park Agreement”) and a registration rights agreement, pursuant to which the Company has the right to sell to Lincoln Park shares of the Company’s common stock having an aggregate value of up to $32.5 million, subject to certain limitations and conditions set forth in the agreement. During the three months ended March 31, 2020, the Company elected to sell to Lincoln Park 0.8 million shares and received $0.2 million.

For the three months ended March 2019, holders of March 2018 series A warrants exercised 2.5 million shares, resulting in the Company receiving $1.5 million. The remaining March 2018 series A warrants expired in March 2019.

Authorization for Reverse Stock Split

At the Company’s Annual Meeting of Stockholders held on December 18, 2019, its stockholders approved an amendment to the Company’s certificate of incorporation to effect a reverse stock split of its outstanding common stock by combining outstanding shares of common stock into a lesser number of outstanding shares of common stock by a ratio of not more than 1-for-75 prior to December 18, 2020, with the exact ratio to be set within this range by the Company’s Board of Directors, or Board, at its sole discretion. The Board may alternatively elect to abandon such proposed amendment and not effect the reverse stock split authorized by stockholders, in its sole discretion. For more information on the potential reverse stock split, please see Note 1—Description of Business and Summary of Significant Accounting Policies herein.

Stock Options

The following is a summary of stock option activity for the three months ended March 31, 2020:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	11,385	$1.17	7.88	$-
Granted	-
Cancelled	(324)	0.55
Outstanding, March 31, 2020	11,061	1.19	7.77	-

Exercisable, March 31, 2020	5,278	2.00	6.61	-

During the three months ended March 31, 2020, options to purchase 0.3 million shares were cancelled upon the termination of employment for several employees.

The fair values of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at March 31, 2020 was $1.7 million related to unvested options, which is expected to be expensed over a weighted average of 3.0 years. During the three months ended March 31, 2020 and 2019, the Company recorded compensation expense related to stock options of $0.4 million and $0.3 million, respectively.

Warrants

Following is a summary of warrant activity for the three months ended March 31, 2020:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	86,141	$0.69	2.95	$301
Granted	-	-
Exercised	-	-
Cancelled/Expired	-	-
Outstanding, March 31, 2020	86,141	$0.69	2.70	$267

Exercisable, March 31, 2020	85,934	$0.68	2.70	$267

Subsequent Events

In April 2020, the Company sold 171 thousand shares of common stock through its at-the-market program and realized net proceeds of $35 thousand.

On April 24, 2020, the Company issued and sold 128.3 million shares of common stock and 82.5 million pre-funded warrants to purchase shares of common stock. The price to the public in this offering for each share of common stock was $0.15 and for each pre-funded warrant was $0.1499. Each pre-funded warrant has an exercise price of $0.0001 per share and is exercisable immediately upon issuance. The warrants are subject to certain limitations on beneficial ownership. Gross proceeds from this offering to Actinium were $31.6 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company. Net proceeds from this offering were $29.1 million.

In June 2020, holders of 36.0 million pre-funded warrants exercised their warrants at $0.0001 per share and received 36.0 million shares of common stock.

In June 2020, the Company issued 157 thousand shares of restricted common stock for consulting services.

On June 19, 2020, the Company issued and sold 55.7 million shares of common stock and 21.3 million pre-funded warrants to purchase shares of common stock. The price to the public in this offering for each share of common stock was $0.325 and for each pre-funded warrant was $0.3249. Each pre-funded warrant has an exercise price of $0.0001 per share and is exercisable immediately upon issuance. The warrants are subject to certain limitations on beneficial ownership. Gross proceeds from this offering to Actinium were $25.0 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company. Net proceeds from this offering were $22.8 million.

In connection with the Company’s June 2020 public offering, the Company suspended, and during the duration of the June 2020 public offering did not offer, any securities pursuant to the Lincoln Park Agreement and the ATM Sales Agreement. The Company will not make any sales of securities pursuant to the Lincoln Park Agreement and the ATM Sales Agreement unless and until a new prospectus supplement is filed with the SEC; however, the Lincoln Park Agreement and the ATM Sales Agreement remain in full force and effect.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

This Form 10-Q contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Description of Business

Actinium Pharmaceuticals, Inc. is a clinical-stage, biopharmaceutical company applying its proprietary platform technology and deep understanding of radiobiology to the development of novel targeted therapies known as ARCs or Antibody Radiation-Conjugates. Radiation is an effective therapeutic modality that is used in the treatment of over fifty percent of all cancer patients and often combined with chemotherapy and immunotherapy for greater therapeutic effect. Radiation is typically administered from outside the body, which constrains the amount that can be administered to patients due to dose-limiting toxicities. In addition, due to the diffuse nature of the external radiation beam, its usage is limited to solid tumors and cannot be used in blood cancers, which are diffuse. ARCs combine the cell-killing ability of a radioisotope payload with a targeting agent, such as a monoclonal antibody, or mAb, to deliver radiation inside the body to specific cells, to potentially generate greater efficacy and less toxicity. ARCs usage is broader than external delivered radiation as they can be used for both solid tumors and blood cancers. Blood or hematologic cancers are highly sensitive to radiation and our clinical pipeline is focused on ARCs targeting the antigens CD45 and CD33, both of which are expressed in multiple hematologic cancers. Our clinical programs are focused on two primary areas: targeted conditioning prior to a cell or gene therapy procedure and therapeutics, either in combination with other agents or as a monotherapy. Our product development strategy is actively informed by clinical data with our ARCs in over 500 patients, including the ongoing SIERRA trial. Our clinical pipeline has emanated from our AWE, or Antibody Warhead Enabling technology platform, which is protected by over 110 issued and pending patents, trade secrets and know-how and is being utilized in a collaborative research partnership with Astellas Pharma, Inc..

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

Our lead CD45 targeted conditioning product candidate is Iomab-B, which uses high doses of I-131 to achieve myeloablative conditioning prior to a BMT. Iomab-B is currently being studied in the pivotal Phase 3 Study of Iomab-B in Elderly Relapsed or Refractory AML, or SIERRA, clinical trial for targeted conditioning prior to an allogeneic BMT for patients with active, relapsed or refractory (r/r) Acute Myeloid Leukemia, or AML, who are age 55 or older. Patients with active, r/r AML are not normally considered eligible for BMT and the SIERRA trial is the only randomized Phase 3 trial to offer BMT as a treatment option for this patient population. The SIERRA trial compares outcomes of patients randomized to receive Iomab-B and a BMT (the study arm) to those patients randomized to receive physician’s choice of salvage chemotherapy (the control arm). Salvage chemotherapy is also defined as conventional care, as no standard of care exists for this patient population. Patients who fail to achieve a CR or Complete Response on the control arm are ineligible to proceed to a BMT, but the trial design permits these patients to “cross over” to receive the study arm treatment if they meet the eligibility criteria. The primary endpoint of the SIERRA trial is durable Complete Remission, or dCR, of six months and the secondary endpoint is one-year Overall Survival, or OS. When the crossover patients receive Iomab-B and BMT, they have not achieved remission with their salvage therapy and are considered to be failures for the primary endpoint of the study. The SIERRA trial is currently active at 20 sites in the United States and Canada, which includes many of the leading BMT sites based on volume. We expect to complete enrollment of the SIERRA trial and have topline data that we believe will support the submission of a Biologics License Application, or BLA, with the U.S. Food and Drug Administration, or FDA, in 2021. If approved, we expect our initial commercial launch would target the leading 50-100 BMT and medical centers that perform the vast majority of BMT’s in the United States. In the European Union or EU, we received favorable feedback from the European Medicines Agency or EMA via their scientific advice program that the trial design, primary endpoint and planned statistical analysis from the SIERRA trial are acceptable as the basis for a Marketing Authorization Application or MAA. Additionally, the EMA commented that it does not anticipate the need for further standalone preclinical toxicology or safety studies. Overall, transplant procedures in the EU are approximately fifty percent higher than in the United States with a similar market dynamic with a majority of BMT volume being conducted in a concentrated number of leading medical centers. We intend to secure a partner for Iomab-B in the EU.

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

In January 2020, we announced a collaboration with University of California Davis to utilize Iomab-ACT conditioning in an ongoing Phase 1/2 trial with a novel anti-HIV autologous stem cell gene therapy for patients with HIV-related lymphoma. We believe this to be the first Gene Therapy trial to use an ARC-based conditioning regimen. 131I-Apamistamab has clinical proof of concept as a targeted conditioning regimen for patients with high-risk, relapsed or refractory lymphoma prior to an autologous stem cell transplant from a previous study, where a favorable safety profile with no dose-limiting toxicities and minimal non-hematologic toxicities were observed and promising efficacy with median overall survival not reached (range: 29 months to not reached) and 31% of patients in prolonged remission at a median of 36 months follow up (range: 25 – 41 months). In this study, Iomab-ACT is intended to replace the chemotherapy-based condition regimen known as BEAM (BCNU/carmustine, etoposide, cytarabine, and melphalan) to simultaneously kill the patient’s lymphoma cells and deplete the patient’s stem cells to make room for the transplant. Upon engraftment, the transplanted gene-modified autologous stem cells containing three anti-HIV genes are intended to equip the patient with a new immune system that is resistant to the HIV virus. Iomab-ACT will be substituted for BEAM in the ongoing Phase 1/2 trial and we expect to have clinical proof of concept data in 2021.

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

CD33 Program: Targeted Conditioning, Combinations and Therapeutics

Our CD33 program is evaluating the clinical utility of an ARC comprised of the anti-CD33 mAb lintuzumab linked to the potent alpha-emitting radioisotope Actinium-225 or Ac-225. CD33 is expressed in the majority of patients with AML and myelodysplastic syndrome, or MDS, as well as approximately one third of patients with multiple myeloma. Our CD33 development program is driven by data obtained from over one hundred treated patients, including results from a Phase 1/2 trial that was conducted in 58 patients with newly diagnosed AML, which was completed in 2018. This clinical data, as well as our experience with Iomab-B, is shaping a two-pronged approach with our CD33 program, where at high doses we are exploring its use for targeted conditioning and at low doses we are exploring its use for therapeutic purposes in combination with other modalities, such as chemotherapy, targeted agents or immunotherapy.

Actimab-MDS is our second clinical trial focused on targeted conditioning, in this case for patients with high-risk MDS and is our second pivotal program. Actimab-MDS is informed by prior experience with our CD33 ARC in multiple trials for patients with AML, MDS and for patients that have progressed from MDS to AML, which is also known as secondary AML. Data from these trials showed that our CD33 ARC had single-agent activity capable of producing complete remissions (CRs) in certain patients at varying dose levels with minimal non-hematologic extramedullary toxicities. However, dose-dependent myelosuppression, a class effect of CD33 directed therapies, was seen in many of these patients. Given that myelosuppression is necessary prior to a BMT and that a BMT can rescue patients with myelosuppression, we decided to pursue a trial in targeted conditioning in high-risk MDS patients with this ARC in combination with Reduced Intensity Conditioning, or RIC, regimens. RIC regimens are comprised of low doses of chemotherapies such as fludarabine, cytarabine, busulfan or melphalan. A BMT is the only curative treatment option for these patients with high-risk MDS who have poor, or very poor cytogenetics. However, these patients have poor outcomes due to high relapse rates following a BMT. Based on our interactions with FDA to date, we will conduct a Phase 1 dose-finding clinical trial that will be followed by a randomized trial that, depending on the results observed, may potentially serve as a pivotal trial to support the submission of a BLA. We are currently finalizing discussions with the FDA.

We are also studying our CD33 ARC construct at various dose levels and dosing regimens in combination with other therapeutic modalities such as chemotherapy, targeted agents or immunotherapy in CD33 expressing hematologic disease indications. We believe that radiation can be synergistic when used in combination with these modalities based on mechanistic rationale supported by our own clinical data, preclinical research and scientific and clinical evidence in the literature. We have prioritized our efforts and resources in favor of combination trials for our CD33 program development strategy rather than single agent trials, which we are no longer advancing at this time. Our CD33 ARC development program encompasses the following ongoing and planned trials:

Combination Trials:

●	Phase 1 investigator initiated Actimab-A + CLAG-M combination trial with the salvage chemotherapy regimen CLAG-M (cladribine, cytarabine, filgrastim and mitoxantrone) for patients with relapsed or refractory AML at the Medical College of Wisconsin. At the 2019 American Society of Hematology Annual Meeting, it was reported that 86% of patients (6/7) receiving 0.50 µCi/kg of Actimab-A, and CLAG-M achieved a complete remission after receiving Actimab-A + CLAG-M, which is nearly 60% greater than the 55% remission rate observed in a study of CLAG-M alone conducted at MCW in the same r/r AML patient population. In addition, 71% of these patients (5/7) achieved negative minimal residual disease status, indicating that these are deep remissions. The 0.50 µCi/kg dose of Actimab-A was shown to be subtherapeutic as a single agent. Since the combination to date has been well tolerated, the study progressed to the third and final cohort for the study of Actimab-A at a dose of 0.75 µCi/kg in March 2020 and we expect to complete this trial by the end of 2020. Upon completion, we intend to explore a regulatory pathway for a pivotal trial that could potentially support a registration. The combination of Actimab-A + CLAG-M is supported by mechanistic rationale for combining inhibitors of DNA replication and/or repair processes such as mitoxantrone, a topoisomerase-II inhibitor, and radiation, as imparted by tumor targeting of Ac-225 with Actimab-A. The Actimab-A + CLAG-M combination study has provided proof of principle that the addition of subtherapeutic doses of Actimab-A to other AML therapies can lead to well tolerated regimens with improved responses.

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

Recent Developments

Impact of COVID–19 Pandemic

In December 2019, a novel strain of COVID-19 was reported in China. Since then, COVID-19 has spread globally. The spread of COVID-19 from China to other countries has resulted in the World Health Organization (WHO) declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and have closed non-essential businesses, and as of the date of this prospectus, many local jurisdictions continue to have such restrictions in place.

As many local jurisdictions continue to have such restrictions in place, our ability to continue to operate our business may also be limited. Such events may result in a period of business, supply and drug product manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. In response to COVID-19, we implemented remote working and thus far have not experienced a significant disruption or delay in our operations as it relates to the clinical development of our drug candidates.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the ultimate economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, the pandemic has resulted significant disruptions in the general commercial activity and the global economy and caused financial market volatility and uncertainty in significant and unforeseen ways in the recent months. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

Currently, the Phase 3 SIERRA trial for our lead program, Iomab-B, continues to remain active at a majority of our clinical trial sites, with investigators providing feedback that recruitment and enrollment will remain active because of the acute nature of the disease, the high unmet needs of patients with relapsed or refractory AML, the potentially curative nature of BMT and the differentiated profile of Iomab-B. Certain sites that had not been actively enrolling due to COVID-19 have resumed recruitment and enrollment, and we currently anticipate that other sites that have not been actively enrolling due to COVID-19 will likely resume recruitment and enrollment in the summer timeframe. We also believe our earlier stage clinical trials for our CD33 program will also continue to recruit and enroll patients given the acute nature of relapsed or refractory AML. The continuation of the pandemic could adversely affect our planned clinical trial operations, including our ability to conduct the trials on the expected timelines and recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if their geography is impacted by the pandemic. Further, the COVID-19 pandemic could result in delays in our clinical trials due to prioritization of hospital resources toward the pandemic, restrictions in travel, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the pandemic may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us.

Additionally, COVID-19 may also result in delays in receiving approvals from local and foreign regulatory authorities, delays in necessary interactions with IRB’s or Institutional Review Boards, local and foreign regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees.

To date, COVID-19 has not had a financial impact on our company. However, COVID-19 has caused severe disruptions in transportation and limited access to our facility, resulting in limited support from our staff and professional advisors.

The ultimate impact from COVID-19 on our business operations and financial results during 2020 will depend on, among other things, the ultimate severity and scope of the pandemic, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and whether, and the speed with which the economy recovers. We are not able to fully quantify the impact that these factors will have on our financial results during 2020 and beyond, but developments related to COVID-19 may materially affect us in 2020.

NYSE American Notification and Potential Reverse Stock Split

On April 29, 2020, we received a deficiency letter from the NYSE American LLC, or the NYSE American, indicating that we are not in compliance with certain NYSE American continued listing standards. The deficiency letter states that our shares of common stock have been selling for a low price per share for a substantial period of time. Pursuant to Section 1003(f)(v) of the Company Guide, the NYSE American staff determined that our continued listing is predicated on us effecting a reverse stock split of our common stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which the staff determined to be until October 29, 2020.

The letter further stated that as a result of the foregoing, we have become subject to the procedures and requirements of Section 1009 of the NYSE American Company Guide, which could, among other things, result in the initiation of delisting proceedings, unless we cure the deficiency in a timely manner. Our common stock will continue to be listed on the NYSE American while we attempt to regain compliance with the listing standards, subject to our compliance with other continued listing requirements.

In addition, the NYSE American has advised us that its policy is to immediately suspend trading in shares of, and commence delisting procedures with respect to, a listed company if the market price of its shares falls below $0.06 per share at any time during the trading day.

We intend to regain compliance with the NYSE American’s continued listing standards by undertaking a measure or measures that are for the best interests of the Company and our stockholders. On October 18, 2019, our board of directors unanimously approved, subject to stockholder approval, an amendment to our certificate of incorporation to effect a reverse stock split of our outstanding common stock by combining outstanding shares of common stock into a lesser number of outstanding shares of common stock by a ratio of not more than 1-for-75 prior to December 18, 2020, with the exact ratio to be set within this range by our board of directors at its sole discretion. On December 18, 2019, at our 2019 Annual Meeting of Stockholders, our stockholders approved such proposed amendment to our certificate of incorporation. The primary intent of effecting the reverse stock split, if our board of directors determines to do so, would be to ensure that we are able to maintain compliance with the listing standards of the NYSE American. The board of directors may alternatively elect to abandon such proposed amendment and not effect the reverse stock split authorized by stockholders, in its sole discretion.

Although we expect that a reverse stock split will result in an increase in the market price of our common stock, such reverse stock split may not result in a permanent increase in the market price of our common stock, which is dependent on many factors, including general economic, market and industry conditions and other factors detailed from time to time in the reports we file with the Securities and Exchange Commission.

If we implement the reverse stock split, the reverse stock split would affect all of our stockholders uniformly and will not affect any stockholder’s percentage ownership interest in our company, except to the extent that the reverse stock split results in any of our stockholders owning a fractional share. The reverse stock split would not change the terms of our common stock. After a reverse stock split, all shares of common stock would have the same voting rights and rights to dividends and distributions and will be identical in all other respects to the common stock now authorized, which is not entitled to preemptive or subscription rights, and is not subject to conversion, redemption or sinking fund provisions.

As of the effective time of the reverse stock split, if any, we would adjust and proportionately decrease the number of shares of our common stock reserved for issuance upon exercise of, and adjust and proportionately increase the exercise price of, all options and warrants and other rights to acquire our common stock. In addition, as of the effective time of a reverse stock split, we would adjust and proportionately decrease the total number of shares of our common stock that may be the subject of the future grants under our stock plans.

Issuances after March 31, 2020

In April 2020, pursuant to the Amended and Restated At Market Issuance Sales Agreement by and among us, B. Riley FBR, Inc. and JonesTrading Institutional Services LLC , or the ATM Sales Agreement, pursuant to which we conduct our at-the market program, we sold 171 thousand shares of common stock and realized net proceeds of $35 thousand.

In June 2020, we issued 157 thousand shares of restricted common stock for consulting services.

The April 2020 Offering

On April 24, 2020, we issued and sold 128,333,333 shares of common stock and pre-funded warrants to purchase 82,500,001 shares of common stock. The price to the public for each share of common stock sold in the offering was $0.15, and the price to the public for each pre-funded warrant sold in the offering was $0.1499. The pre-funded warrants are exercisable at an exercise price of $0.0001 per share and are subject to certain limitations on beneficial ownership. Gross proceeds from the April 2020 Offering to us were $31.6 million, before deducting underwriting discounts and commissions and other offering expenses payable by us. Net proceeds from the April 2020 Offering were $29.1 million. In June 2020, holders of 36.0 million pre-funded April 2020 warrants exercised their warrants and received shares of common stock.

The June 2020 Offering

On June 19, 2020, we issued and sold 55,653,846 shares of common stock and pre-funded warrants to purchase 21,269,231 shares of common stock. The price to the public for each share of common stock sold in the offering was $0.3250, and the price to the public for each pre-funded warrant sold in the offering was $0.3249. The pre-funded warrants are exercisable immediately upon issuance at an exercise price of $0.0001 per share and are subject to certain limitations on beneficial ownership. Gross proceeds from the June 2020 Offering to us were approximately $25 million, before deducting underwriting discounts and commissions and other offering expenses payable by us. Net proceeds from the June 2020 Offering were $22.8 million.

In connection with our June 2020 Offering, we suspended, and during the duration of the June 2020 Offering did not offer, any securities pursuant to the Lincoln Park Agreement and the ATM Sales Agreement. We will not make any sales of securities pursuant to the Lincoln Park Agreement and the ATM Sales Agreement unless and until a new prospectus supplement is filed with the SEC; however, the Lincoln Park Agreement and the ATM Sales Agreement remain in full force and effect.

Results of Operations – Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Three Months Ended March 31,
(in thousands)	2020	2019

Revenue	$-	$-

Operating expenses:
Research and development, net of reimbursements	4,151	4,336
General and administrative	1,532	1,363
Total operating expenses	5,683	5,699

Other income:
Interest income – net	13	29
Total other income	13	29

Net loss	$(5,670)	$(5,670)

Revenue

We recorded no commercial revenue for the three months ended March 31, 2020 and 2019.

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

Research and development expenses decreased $0.1 million to $4.2 million for the three months ended March 31, 2020 compared to $4.3 million for the three months ended March 31, 2019. The decrease was primarily due to lower expenses on our CD33 program, as our focus has been on Iomab-B and the SIERRA trial. In addition, we recognized a lower amount in March 2020 for payments received from Astellas compared to what was recognized in March 2019; these payments are accounted for as a reduction in research and development expenses. These declines were mostly offset by higher expenses incurred on our CD45 program.

General and Administrative Expenses

General and administrative expenses of $1.5 million for the three months ended March 31, 2020 increased $0.1 million compared to $1.4 million for the three months ended March 31, 2019, primarily attributable to higher professional fees.

Other Income

Other income is comprised of net interest income in both reporting periods. The amount for the three months ended March 31, 2020 of $13 thousand fell from $29 thousand for the three months ended March 31, 2019, due to a lower average balance of cash and cash equivalents and lower interest rates.

Net Loss

Net loss of $5.7 million for the three months ended March 31, 2020 was unchanged from the prior-year comparison period as lower research and development expenses were offset by higher general and administrative expenses and lower other income.

Liquidity and Capital Resources

We have financed our operations primarily through sales of our stock and warrants. The following tables sets forth selected cash flow information for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2020	2019

Cash used in operating activities	$(5,854)	$(5,489)
Cash used in investing activities	-	(51)
Cash provided by financing activities	2,542	1,792

Net change in cash, cash equivalents and restricted cash	$(3,312)	$(3,748)

Net cash used in operating activities for the three months ended March 31, 2020 of $5.9 million increased by $0.4 million from $5.5 million in the prior-year period, primarily due to the timing of payments to vendors.

Net cash provided by financing activities was $2.5 million for the three months ended March 31, 2020, reflecting $2.7 million from the sale of common stock. During the three months ended March 31, 2019, net cash provided by financing activities was $1.8 million, reflecting $1.5 million in proceeds from the exercise of warrants, plus $0.4 million from the sale of common stock.

Subsequent Financings

In April 2020, we sold 171 thousand common shares through our at-the-market program and realized net proceeds of $36 thousand.

On April 24, 2020, we issued and sold 210.8 million shares of common stock (or pre-funded warrants to purchase shares of common stock in lieu thereof). Gross proceeds from this offering to us were approximately $31.6 million, before deducting underwriting discounts and commissions and other offering expenses payable by us. Net proceeds from this offering were $29.1 million.

On June 19, 2020, we issued and sold 55.7 million shares of common stock and 21.3 million pre-funded warrants to purchase shares of common stock. The price to the public in this offering for each share of common stock was $0.325 and for each pre-funded warrant was $0.3249. Each pre-funded warrant has an exercise price of $0.0001 per share and is exercisable immediately upon issuance. Gross proceeds from this offering to us were $25.0 million, before deducting underwriting discounts and commissions and other offering expenses payable us. Net proceeds from this offering were $22.8 million.

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

Our significant accounting policies are described in detail in the notes to our consolidated financial statements appearing in our Annual Report filed on Form 10-K for the year ended December 31, 2019.

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

Accounting Standards Recently Adopted -

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement - Disclosure Framework (Topic 820). The updated guidance improves the disclosure requirements on fair value measurements, primarily associated with Level 3 fair value measurements and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the standard for disclosures modified or removed with a delay of adoption of the additional disclosures until their effective date. We adopted this standard effective January 1, 2020 and the standard did not have a significant impact to our financial statements.

In November 2018, FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction Between Topic 808 and Topic 606, which, among other things, provides guidance on how to assess whether certain collaborative arrangement transactions should be accounted for under Topic 606. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. We adopted this standard effective January 1, 2020 and the standard did not have a significant impact to our financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not currently exposed to significant market risk related to changes in interest rates. As of March 31, 2020, our cash equivalents consisted primarily of short-term money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2020 and 2019.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of March 31, 2020, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our system of internal controls over financial reporting during the period covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In analyzing our company, you should consider carefully the following risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q. Factors that could cause or contribute to differences in our actual results include those discussed in the following subsection, as well as those discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Annual Report filed on Form 10-K for the year ended December 31, 2019. Each of the following risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our company. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

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

We are not profitable and have incurred losses in each period since our inception. As of March 31, 2020 and December 31, 2019, we had an accumulated deficit of $214.4 million and $208.8 million, respectively. We reported a net loss of $5.7 million for the three months ended March 31, 2020 and 2019. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, which would have an adverse effect on our business prospects, financial condition and results of operation.

If we fail to obtain additional financing, we will be unable to continue or complete our product development and you will likely lose your entire investment.

On April 24, 2020, we issued and sold 210.8 million shares of common stock (or pre-funded warrants to purchase shares of common stock in lieu thereof). Gross proceeds from this offering to us were $31.6 million, before deducting underwriting discounts and commissions and other offering expenses payable by us. On June 19, 2020, we issued and sold 55.7 million shares of common stock and 21.3 million pre-funded warrants to purchase shares of common stock. Gross proceeds from this offering to us were $25.0 million, before deducting underwriting discounts and commissions and other offering expenses payable us. As of the date of filing this report, we expect that our existing resources will be more than sufficient to fund our planned operations for more than 12 months following the date of this report.

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

We have limited access to the capital markets to raise funds. The capital markets have been unpredictable in the recent past for radioisotope and other oncology companies and unprofitable companies such as ours. Furthermore, the COVID-19 pandemic has created significant economic uncertainty and volatility in the credit and capital markets. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital. In addition, it is generally difficult for development-stage companies to raise capital under current market conditions. The amount of capital that a company such as ours is able to raise often depends on variables that are beyond our control. As a result, we may not be able to secure financing on terms attractive to us, or at all. If we are able to consummate a financing arrangement, the amount raised may not be sufficient to meet our future needs. If adequate funds are not available on acceptable terms, or at all, our business, including our technology licenses, results of operations, financial condition and our continued viability will be materially adversely affected.

We are highly dependent on the success of Iomab-B and the SIERRA trial and we many not able to complete the necessary clinical development or our development efforts may not result in the data necessary to receive regulatory approval

Iomab-B, which we licensed from the Fred Hutchinson Cancer Research Center in June 2012 is our lead program to which we allocate a significant portion of our resources. We are currently enrolling patients in the pivotal Phase 3 SIERRA trial (Study of Iomab-B in Elderly Relapsed or Refractory AML), a 150-patient multi-center randomized trial that will compare outcomes of patients who receive Iomab-B and a BMT to those patients receiving physician’s choice of salvage chemotherapy, defined as conventional care, as no standard of care exists for this patient population. The SIERRA trial may be unsuccessful and fail to demonstrate a safety and efficacy profile that is necessary to receive favorable regulatory approval. The trials DMC or Data Monitoring Committee may recommend that the trial be stopped early for safety or efficacy concerns, which could prevent us from completing the SIERRA trial. Even if Iomab-B receives favorable regulatory approval, we may not be successful in securing adequate reimbursement or establishing successful commercial operations. Any or all of these factors could have a material adverse impact on our business and ability to continue operations.

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

In December 2019, a novel strain of COVID-19 was reported in China. Since then, COVID-19 has spread globally. The spread of COVID-19 from China to other countries has resulted in the World Health Organization (WHO) declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and have closed non-essential businesses, and many local jurisdictions continue to have such restrictions in place.

As many local jurisdictions continue to have such restrictions in place, our ability to continue to operate our business may also be limited. Such events may result in a period of business, supply and drug product manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. In response to COVID-19, we implemented remote working and thus far have not experienced a significant disruption or delay in our operations as it relates to the clinical development of our drug candidates

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the ultimate economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, thepandemic has resulted in significant disruptions in the general commercial activity and the global economy and caused financial market volatility and uncertainty in significant and unforeseen ways in the recent months. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

Currently, the Phase 3 SIERRA trial for our lead program, Iomab-B, continues to remain active at a majority of our clinical trial sites, with investigators providing feedback that recruitment and enrollment will remain active because of the acute nature of the disease, the high unmet needs of patients with relapsed or refractory AML, the potentially curative nature of BMT and the differentiated profile of Iomab-B. Certain sites that had not been actively enrolling due to COVID-19 have resumed recruitment and enrollment, and wecurrently anticipate that other sites that have not been actively enrolling due to COVID-19 will likely resume recruitment and enrollment in the summer timeframe. We also believe our earlier stage clinical trials for our CD33 program will also continue to recruit and enroll patients given the acute nature of relapsed or refractory AML. The continuation of the pandemic globally could adversely affect our planned clinical trial operations, including our ability to conduct the trials on the expected timelines and recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if their geography is impacted by the pandemic. Further, the COVID-19 pandemic could result in delays in our clinical trials due to prioritization of hospital resources toward the pandemic, restrictions in travel, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the pandemic may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us.

Additionally, COVID-19 may also result in delays in receiving approvals from local and foreign regulatory authorities, delays in necessary interactions with IRB’s or Institutional Review Boards, local and foreign regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees.

COVID-19 has caused severe disruptions in transportation and limited access to our facility, resulting in limited support from our staff and professional advisors. The small size of our accounting staff and the additional responsibilities emanating from COVID-19 have presented difficulties to our ability to complete our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, resulting in its delay, and may continue to cause a delay in our ability to complete subsequent reports in a timely manner.

The ultimate impact from COVID-19 on our business operations and financial results during 2020 will depend on, among other things, the ultimate severity and scope of the pandemic, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and whether, and the speed with which the economy recovers. We are not able to fully quantify the impact that these factors will have on our financial results during 2020 and beyond, but developments related to COVID-19 may materially affect us in 2020.

Our business is subject to cybersecurity risks.

Our operations are increasingly dependent on information technologies and services. Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow, and include, among other things, storms and natural disasters, terrorist attacks, utility outages, theft, viruses, phishing, malware, design defects, human error, and complications encountered as existing systems are maintained, repaired, replaced, or upgraded. Risks associated with these threats include, among other things:

●	theft or misappropriation of funds;

●	loss, corruption, or misappropriation of intellectual property, or other proprietary, confidential or personally identifiable information (including supplier, clinical data or employee data);

●	disruption or impairment of our and our business operations and safety procedures;

●	damage to our reputation with our potential partners, patients and the market;

●	exposure to litigation;

●	increased costs to prevent, respond to or mitigate cybersecurity events.

Although we utilize various procedures and controls to mitigate our exposure to such risk, cybersecurity attacks and other cyber events are evolving and unpredictable. Moreover, we have no control over the information technology systems of third parties conducting our clinical trials, our suppliers, and others with which our systems may connect and communicate. As a result, the occurrence of a cyber incident could go unnoticed for a period time.

We do not presently maintain insurance coverage to protect against cybersecurity risks. If we procure such coverage in the future, we cannot ensure that it will be sufficient to cover any particular losses we may experience as a result of such cyberattacks. Any cyber incident could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Regulation

The FDA or comparable foreign regulatory authorities may disagree with our regulatory plans and we may fail to obtain regulatory approval of our product candidates.

Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of seeking regulatory approval to market an antibody radiation-conjugate product is expensive and time-consuming, and, notwithstanding the effort and expense incurred, approval is never guaranteed. If we are not successful in obtaining timely approval of our products from the FDA, we may never be able to generate significant revenue and may be forced to cease operations. In particular, the FDA permits commercial distribution of a new antibody radiation-conjugate product only after a BLA for the product has received FDA approval. The BLA process is costly, lengthy and inherently uncertain. Any BLA filed by us will have to be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the product for its intended use. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects. In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

We have not demonstrated that any of our products are safe and effective for any indication and will continue to expend substantial time and resources on clinical development before any of our current or future product candidates will be eligible for FDA approval, if ever.

We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to development of our existing and contemplated biological product candidates. Accordingly, our business currently depends heavily on the successful development, FDA approval, and commercialization of such candidates, which may never receive FDA approval or be successfully commercialized even if FDA approval is received. The research, testing, manufacturing, labeling, approval, sale, marketing, and distribution of our biological product candidates are, and will remain, subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, as applicable. We are currently not permitted to market any of our current or future product candidates in the United States until we receive FDA approval (of each) via the BLA process. To date, we have two product candidates  in clinical development and have not-yet submitted a BLA for any of our candidates and, for many such candidates, do not expect to be in a position to do so for the foreseeable future, as there are numerous developmental steps that must be completed before we can prepare and submit a BLA.

In the United States, the FDA regulates pharmaceutical and biological product candidates under the Federal Food, Drug and Cosmetic Act (“FDCA”) and the Public Health Service Act (“PHSA”), as well as their respective implementing regulations. Such products and product candidates are also subject to other federal, state, and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations requires the expenditure of substantial time and financial resources. The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests and animal studies in accordance with FDA’s good laboratory practices (“GLPs”) and applicable requirements for the humane use of laboratory animals or other applicable regulations;

●	submission to the FDA of an IND, which must become effective before human clinical trials in the United States may begin;

●	performance of adequate and well-controlled human clinical trials in accordance with FDA’s IND regulations, good clinical practices (“GCPs”), and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;

●	submission to the FDA of a BLA for marketing approval that meets applicable requirements to ensure the continued safety, purity, and potency of the product that is the subject of the BLA based on results of preclinical testing and clinical trials;

●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced, to assess compliance with current good manufacturing processes (“cGMPs”) and assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;

●	potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the BLA; and

●	FDA review and approval, or denial, of the BLA.

Before testing any biological product candidate in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs. The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. Some preclinical testing may continue even after the IND is submitted. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin or that, for those that have already commenced under an active IND, that issues will not arise that suspend or terminate such trials.

Clinical trials involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations composing the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

●	Phase 1. The biological product is initially introduced into healthy human subjects and tested for safety. In the case of some products for severe or life-threatening diseases, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in subjects.

●	Phase 2. The biological product is evaluated in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

●	Phase 3. Clinical trials are undertaken to further evaluate dosage, clinical efficacy, potency, and safety in an expanded patient population at geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk to benefit ratio of the product and provide an adequate basis for product labeling.

Post-approval clinical trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These clinical trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication, particularly for long-term safety follow-up.

After the completion of clinical trials of a biological product, FDA approval of a BLA must be obtained before commercial marketing of the biological product. The BLA must include results of product development, laboratory and animal studies, human trials, information on the manufacture and composition of the product, proposed labeling and other relevant information. The FDA may grant deferrals for submission of data, or full or partial waivers. The testing and approval processes require substantial time and effort and there can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all. Before approving a BLA, the FDA will inspect the facilities at which the product is manufactured. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure that the clinical trials were conducted in compliance with IND trial requirements and GCP requirements. To assure cGMP and GCP compliance, an applicant must incur significant expenditure of time, money and effort in the areas of training, record keeping, production, and quality control.

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. Our product candidates are in the earliest stages of clinical development and, therefore, a long way from BLA submission. We cannot predict with any certainty if or when we might submit a BLA for regulatory approval for our product candidates or whether any such BLA will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For example, the FDA may not agree with our proposed endpoints for any clinical trial we propose, which may delay the commencement of our clinical trials. The clinical trial process is also lengthy and requires substantial time and effort.

In December 2015, the FDA cleared our IND filing for Iomab-B (for acute myeloid leukemia or AML), and we are currently enrolling patients in a randomized, controlled, pivotal Phase 3 clinical trial under such IND to study Iomab-B in patients 55 years of age or older with relapsed or refractory AML. Assuming the Phase 3 trial meets its endpoints and there are no unexpected issues or delays, it will form the basis for a BLA in the reasonably near future for Iomab-B for use in preparing and conditioning AML patients for bone marrow transplants (BMTs). Additionally, there are physician IND trials at the Fred Hutchinson Cancer Research Center (FHCRC) that have been conducted or are currently ongoing at FHCRC with Iomab-B (for other target indications) and the BC8 antibody we licensed. And, we have multiple Phase 1 and Phase 2 clinical trials ongoing and others that we have planned but not-yet commenced, for our other drug candidates under our own sponsorship and multiple investigator-initiated trials ongoing. Except for Iomab-B (for patients with AML), we expect that the clinical trials we need to conduct to be in a position to submit BLAs for our product candidates currently in-development will take, at least, several years to complete. Moreover, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Also, the results of early preclinical and clinical testing may not be predictive of the results of subsequent clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. And, preclinical and clinical data are often susceptible to multiple interpretations and analyses. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have, nonetheless, failed to obtain marketing approval of their products. Success in preclinical testing and early clinical trials does not ensure that later clinical trials, which involve many more subjects, and the results of later clinical trials may not replicate the results of prior clinical trials and preclinical testing. Any failure or substantial delay in our product development plans may have a material adverse effect on our business.

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

Our contract for supply of this isotope from the DOE must be renewed yearly, and the current contract extends through the end of 2020. While we expect this contract will be renewed at the end of its term as it has since 2009, there can be no assurance that the DOE will renew the contract or that change its policies that allow for the sale of isotope to us. Failure to acquire sufficient quantities of medical grade Ac-225 would make it impossible to effectively complete clinical trials and to commercialize any Ac-225 based drug candidates that we may develop and would materially harm our business.

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

Any delay or termination of our current or future clinical trials as a result of the risks summarized above, including delays in obtaining or maintaining required approvals from IRBs, delays in patient enrollment, the failure of patients to continue to participate in a clinical trial, and delays or termination of clinical trials as a result of protocol modifications or adverse events during the trials, may cause an increase in costs and delays in the filing of any submissions with the FDA, delay the approval and commercialization of our product candidates or result in the failure of the clinical trial, which could adversely affect our business, operating results and prospects. Lengthy delays in the completion of our Iomab-B clinical trials would adversely affect our business and prospects and could cause us to cease operations.

We have obtained orphan drug designation from FDA for two of our current product candidates and intend to pursue such designation for other candidates and indications in the future, but we may be unable to obtain such designations or to maintain the benefits associated with any orphan drug designations we have received or may receive in the future.

We have received orphan drug designation for Iomab-B and lintuzumab-CD33 ARC for treatment of AML in both the United States and the EU. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making available a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Similarly, the EMA grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU.

Orphan drug designation neither shortens the development time or regulatory review time of a drug or biologic nor gives the drug or biologic any advantage in the regulatory review or approval process. In the United States, orphan drug designation entitles a party to financial incentives, such as opportunities for grant funding towards clinical trial costs, tax advantages, and application fee waivers. In addition, if a product candidate receives the first FDA approval for the indication for which it has orphan designation, such product is entitled, upon approval, to seven years of orphan-drug exclusivity, during which the FDA may not approve any other application to market the same drug for the same indication, unless a subsequently approved product is clinically superior to orphan drug or where the manufacturer is unable to assure sufficient product quantity in the applicable patient population. In the EU, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Even if we obtain (or have obtained) orphan drug designation for certain product candidates, we may not be the first to obtain marketing approval for such candidates for the applicable indications due to the uncertainties inherent in the development of novel biologic products. And, an orphan drug candidate may not receive orphan-drug exclusivity upon approval if such candidate is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Finally, even if we successfully obtain orphan-drug exclusivity for an orphan drug candidate upon approval, such exclusivity may not effectively protect the product from competition because (i) different drugs with different active moieties can be approved for the same condition; and (ii) the FDA or EMA can also subsequently approve a subsequent product with the same active moiety and for the same indication as the orphan drug if the later-approved drug if deemed clinically superior to the orphan drug.

Even if we receive regulatory approval of our product candidates, we will be subject to ongoing regulatory obligations and continued regulatory review.

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a risk evaluation and mitigation strategy in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. In addition, the FDA could require us to conduct another study to obtain additional safety or biomarker information. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party suppliers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

Healthcare legislative reform measures intended to increase pressure to reduce prices of pharmaceutical products paid for by Medicare or, otherwise, affect the federal regulation of the U.S. healthcare system could have a material adverse effect our business, future revenue, if any, and results of operations.

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

On March 23, 2010, President Obama signed the “Patient Protection and Affordable Care Act” (P.L. 111-148) and on March 30, 2010, the signed the “Health Care and Education Reconciliation Act” (P.L. 111-152) (collectively, the “Healthcare Reform Law”). The Healthcare Reform Law included a number of new rules regarding health insurance, the provision of healthcare, conditions to reimbursement for healthcare services provided to Medicare and Medicaid patients, and other healthcare policy reforms. Through the law-making process, substantial changes have been and continue to be made to the current system for paying for healthcare in the U.S., including changes made to extend medical benefits to certain Americans who lacked insurance coverage and to contain or reduce healthcare costs (such as by reducing or conditioning reimbursement amounts for healthcare services and drugs, and imposing additional taxes, fees, and rebate obligations on pharmaceutical and medical device companies). This legislation was one of the most comprehensive and significant reforms ever experienced by the U.S. in the healthcare industry and has significantly changed the way healthcare is financed by both governmental and private insurers. This legislation has impacted the scope of healthcare insurance and incentives for consumers and insurance companies, among others. Additionally, the Healthcare Reform Law’s provisions were designed to encourage providers to find cost savings in their clinical operations. Pharmaceuticals represent a significant portion of the cost of providing care. This environment has caused changes in the purchasing habits of consumers and providers and resulted in specific attention to the pricing negotiation, product selection and utilization review surrounding pharmaceuticals. This attention may result in our current commercial products, products we may commercialize or promote in the future, and our therapeutic candidates, being chosen less frequently or the pricing being substantially lowered. At this stage, it is difficult to estimate the full extent of the direct or indirect impact of the Healthcare Reform Law on us.

These structural changes could entail further modifications to the existing system of private payors and government programs (such as Medicare, Medicaid, and the State Children’s Health Insurance Program), creation of government-sponsored healthcare insurance sources, or some combination of both, as well as other changes. Restructuring the coverage of medical care in the U.S. could impact the reimbursement for prescribed drugs and pharmaceuticals, including our current commercial products, those we and our development or commercialization partners are currently developing or those that we may commercialize or promote in the future. If reimbursement for the products we currently commercialize or promote, any product we may commercialize or promote, or approved therapeutic candidates is substantially reduced or otherwise adversely affected in the future, or rebate obligations associated with them are substantially increased, it could have a material adverse effect on our reputation, business, financial condition or results of operations.

Extending medical benefits to those who currently lack coverage will likely result in substantial costs to the U.S. federal government, which may force significant additional changes to the healthcare system in the U.S. Much of the funding for expanded healthcare coverage may be sought through cost savings. While some of these savings may come from realizing greater efficiencies in delivering care, improving the effectiveness of preventive care and enhancing the overall quality of care, much of the cost savings may come from reducing the cost of care and increased enforcement activities. Cost of care could be reduced further by decreasing the level of reimbursement for medical services or products (including our current commercial products, our development or commercialization partners or any product we may commercialize or promote, or those therapeutic candidates currently being developed by us), or by restricting coverage (and, thereby, utilization) of medical services or products. In either case, a reduction in the utilization of, or reimbursement for our current commercial products, any product we may commercialize or promote, or any therapeutic candidate, or for which we receive marketing approval in the future, could have a material adverse effect on our reputation, business, financial condition or results of operations.

Several states and private entities initially mounted legal challenges to the Healthcare Reform Law, and they continue to litigate various aspects of the legislation. On July 26, 2012, the U.S. Supreme Court generally upheld the provisions of the Healthcare Reform Law at issue as constitutional. However, the U.S. Supreme Court held that the legislation improperly required the states to expand their Medicaid programs to cover more individuals. As a result, the states have a choice as to whether they will expand the number of individuals covered by their respective state Medicaid programs. Some states have not expanded their Medicaid programs and have chosen to develop other cost-saving and coverage measures to provide care to currently uninsured individuals. Many of these efforts to date have included the institution of Medicaid-managed care programs. The manner in which these cost-saving and coverage measures are implemented could have a material adverse effect on our reputation, business, financial condition or results of operations.

Further, the healthcare regulatory environment has seen significant changes in recent years and is still in flux. Legislative initiatives to modify, limit, replace, or repeal the Healthcare Reform Law and judicial challenges continue, and may increase in light of the current administration and legislative environment. We cannot predict the impact on our business of future legislative and legal challenges to the Healthcare Reform Law or other changes to the current laws and regulations. The financial impact of U.S. healthcare reform legislation over the next few years will depend on a number of factors, including the policies reflected in implementing regulations and guidance and changes in sales volumes for therapeutics affected by the legislation. From time to time, legislation is drafted, introduced and passed in the U.S. Congress that could significantly change the statutory provisions governing coverage, reimbursement, and marketing of pharmaceutical products. In addition, third-party payor coverage and reimbursement policies are often revised or interpreted in ways that may significantly affect our business and our products.

Since taking office, President Trump has continued to support the repeal of all or portions of the Healthcare Reform Law. President Trump has also issued an executive order in which he stated that it is his administration’s policy to seek the prompt repeal of the Healthcare Reform Law and in which he directed executive departments and federal agencies to waive, defer, grant exemptions from, or delay the implementation of the provisions of the Healthcare Reform Law to the maximum extent permitted by law. Congress has enacted legislation that repeals certain portions of the Healthcare Reform Law, including but not limited to the Tax Cuts and Jobs Act, passed in December 2017, which included a provision that eliminates the penalty under the Healthcare Reform Law’s individual mandate, effective January 1, 2019, as well as the Bipartisan Budget Act of 2018, passed in February 2018, which, among other things, repealed the Independent Payment Advisory Board (which was established by the Healthcare Reform Law and was intended to reduce the rate of growth in Medicare spending).

Additionally, in December 2018, a district court in Texas held that the individual mandate is unconstitutional and that the rest of the Affordable Care Act is, therefore, invalid. On appeal, the Fifth Circuit Court of Appeals affirmed the holding on the individual mandate but remanded the case back to the lower court to reassess whether and how such holding affects the validity of the rest of the Affordable Care Act. Substantial uncertainty remains as to the future of the Affordable Care Act after the U.S. Supreme Court declined to expedite its review of the Fifth Circuit’s holding on January 21, 2020. It is, thus, unlikely that these issues will be resolved before the next presidential election in November 2020. The current administration may seek to pass additional reform measures before the upcoming election. We cannot predict the outcome of the election, nor can we predict the healthcare-reform-related initiatives that the newly elected (or re-elected, as applicable) administration will put forth thereafter. There is no way to know whether, and to what extent, if any, the Affordable Care Act will remain in-effect in the future, and it is unclear how judicial decisions, subsequent appeals, election-related measures, or other efforts to repeal and replace or, possibly, to restore the Affordable Care Act will impact the U.S. healthcare industry or our business.

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

We currently depend on a single third-party manufacturer to produce our pre-clinical and clinical trial drug supplies. Any disruption in the operations of our current third-party manufacturer, or other third-party manufacturers we may engage in the future, could adversely affect our business and results of operations.

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

We currently rely on single manufacturers to manufacture our pre-clinical and clinical trial drug supplies. With a view to maintaining business continuity we are evaluating alternatives and second and even third sources of supply or manufacturing for our core suppliers and manufacturing partners, however there can be no assurances that we will be able to identify such suppliers or partners and assuming we did, that we would be able to enter into contracts that are on favorable terms or on terms that will enable sufficient supply to ensure business continuity and support our growth plans.

Our product candidates require precise, high-quality manufacturing. Failure by our current contract manufacturer or other third-party manufacturers we may engage in the future to achieve and maintain high manufacturing standards could result in patient injury or death, product recalls or withdrawals, delays or failures in testing or delivery, cost overruns, or other problems that could seriously hurt our business. Contract manufacturers may encounter difficulties involving production yields, quality control, and quality assurance. These manufacturers are subject to ongoing periodic and unannounced inspections by the FDA and corresponding state and foreign agencies to ensure strict compliance with cGMPs and other applicable government regulations and corresponding foreign standards; we do not have control over third-party manufacturers’ compliance with these regulations and standards.

We depend on vendors with specialized operations, equipment and know-how to manufacture the respective components of our drug candidates. We have entered into manufacturing and supply agreements with these third-parties, and in some instances, we have agreed that such vendor be the exclusive manufacturer and supplier. If any of the third-parties we depend on encounter difficulties in their operations, fail to comply with required regulations or breach their contractual obligations it may be difficult, or we may be unable to identify suitable alternative third-party manufacturers. While we identify and evaluate third-party manufacturers from time to time, even if we do identify suitable alternative third-parties, we may fail to reach agreement on contractual terms, it may be prohibitively expensive and there can be no assurance that we can successfully complete technology transfer and development work necessary or complete the necessary work in a timely manner. Any of which could prevent us from commencing manufacturing with third-parties. which could cause delays or suspension of our clinical trials and pre-clinical work that may have a negative impact on our business.

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

We received a deficiency notice from NYSE American. We may be required to effectuate a reverse stock split to be able to maintain compliance with applicable listing requirements or standards of the NYSE American. If we are unable to cure this deficiency and meet the NYSE American continued listing requirements, we could be delisted from NYSE American, which would negatively impact the trading of our common stock.

On April 29, 2020, we received a deficiency letter from the NYSE American, indicating that we are not in compliance with certain NYSE American continued listing standards. The deficiency letter states that our shares of common stock have been selling for a low price per share for a substantial period of time. Pursuant to Section 1003(f)(v) of the Company Guide, the NYSE American staff determined that our continued listing is predicated on us effecting a reverse stock split of our common stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which the staff determined to be until October 29, 2020. In addition, the NYSE American has advised us that its policy is to immediately suspend trading in shares of, and commence delisting procedures with respect to, a listed company if the market price of its shares falls below $0.06 per share at any time during the trading day.

We may be required to effect a reverse split to maintain compliance with NYSE American listing standards. On October 18, 2019, our board of directors unanimously approved, subject to stockholder approval, an amendment to our certificate of incorporation to effect a reverse stock split of our outstanding common stock by combining outstanding shares of common stock into a lesser number of outstanding shares of common stock by a ratio of not more than 1-for-75 prior to December 18, 2020, with the exact ratio to be set within this range by our board of directors at its sole discretion. On December 18, 2019, at our 2019 Annual Meeting of Stockholders, our stockholders approved such proposed amendment to our certificate of incorporation. The primary intent of effecting the reverse stock split, if our board of directors determines to do so, would be to ensure that we are able to maintain compliance with the listing standards of the NYSE American.

If we implement a reverse stock split, although we expect that a reverse stock split will result in an increase in the market price of our common stock, such reverse stock split may not result in a permanent increase in the market price of our common stock, which is dependent on many factors, including general economic, market and industry conditions and other factors detailed from time to time in the reports we file with the Securities and Exchange Commission. There can be no assurance that the market price per new share of our common stock after the reverse stock split will remain unchanged or increase in proportion to the reduction in the number of old shares of our common stock outstanding before the reverse stock split.

If our common stock is delisted by NYSE American, our common stock may be eligible for quotation on an over-the-counter quotation system or on the pink sheets. Upon any such delisting, our common stock would become subject to the regulations of the Securities and Exchange Commission relating to the market for penny stocks. The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit the ability of stockholders to sell securities in the secondary market. In such a case, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock, and there can be no assurance that our common stock will be eligible for trading or quotation on any alternative exchanges or markets.

Delisting from NYSE American could adversely affect our ability to raise additional financing through public or private sales of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

The stock market is subject to significant price and volume fluctuations. Moreover, the COVID-19 pandemic has resulted in significant financial market volatility and uncertainty in recent months. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such a company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and our resources, which could harm our business and financial condition.

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

Our compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur substantial accounting expense and expend significant management efforts. We complied with Section 404 at December 31, 2019 and 2018 and while our testing did not reveal any material weaknesses in our internal controls, any material weaknesses in our internal controls in the future would be required us to remediate in a timely manner so as to be able to comply with the requirements of Section 404 each year. If we are not able to comply with the requirements of Section 404 in a timely manner each year, we could be subject to sanctions or investigations by the SEC, NYSE American or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our common stock. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, and investors could lose confidence in our reported financial information.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the price of our common stock and trading volume could decline.

The trading market for our common stock will depend in part on the research and reports that securities or industry analysts publish about us or our business. Multiple securities and industry analysts currently cover us. If one or more of the analysts downgrade our common stock or publish inaccurate or unfavorable research about our business, the price of our common stock would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which could cause the price of our common stock and trading volume to decline.

Our amended and restated bylaws, as amended, designate the U.S. federal district courts as the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended.

Our amended and restated bylaws, as amended, provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. In addition, our amended and restated bylaws, as amended, state that any person purchasing or otherwise acquiring any interest in our security shall be deemed to have notice of and to have consented to such provision. Such choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits, if successful, might benefit our stockholders. Stockholders who do bring a claim in the federal district courts of the United States of America could face additional litigation costs in pursuing any such claim.

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

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 4, 2015).

3.4	Certificate of Amendment to Certificate of Incorporation, as amended, filed on February 26, 2018 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 26, 2018).

3.5	Certificate of Amendment to Certificate of Incorporation, as amended, filed on March 6, 2019 (incorporated by reference to Exhibit 3.7 to Form 10-K filed on March 15, 2019).

3.6	Certificate of Amendment to Certificate of Incorporation, as amended, filed on June 16, 2020 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 16, 2020).

3.7	Amended and Restated Bylaws, dated August 8, 2018 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on August 9, 2018).

3.8	Amended and Restated Bylaws, dated May 7, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 5, 2020).

4.1	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 24, 2020).

4.2	Form of Pre-Funded Common Stock Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 18, 2020).

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 18, 2020).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached

32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

32.2	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

101.INS	XBRL Instance Document	Attached

101.SCH	XBRL Taxonomy Extension Schema Document	Attached

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Attached

*	The Exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTINIUM PHARMACEUTICALS, INC.

Date: June 29, 2020	By:	/s/ Sandesh Seth
Sandesh Seth
Chairman and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Steve O’Loughlin
Steve O’Loughlin
Principal Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)