Form 10-K/A
period 2019-12-31
Actinium Pharmaceuticals, Inc.
filed 2020-07-13
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

EXPLANATORY NOTE

Actinium Pharmaceuticals, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to amend its Annual Report on Form 10-K for the year ended December 31, 2019, originally filed with the Securities and Exchange Commission (the “SEC”) on May 8, 2020, as amended by Amendment No. 1 on Form 10-K/A, filed with the SEC on June 16, 2020 (as amended, the “Original Form 10-K”), solely to disclose that the Company had filed the Original Form 10-K after the March 30, 2020 deadline applicable to the Company for the filing of a Form 10-K in reliance on the 45-day extension provided by an order issued by the U.S. Securities and Exchange Commission (the “SEC”) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), dated March 4, 2020 (Release No. 34-88318), as modified and superseded by a new SEC order issued on March 25, 2020 (Release No. 34-88465) (collectively, the “Order”).

On March 27, 2020, the Company filed a Current Report on Form 8-K to indicate its intention to rely on the Order for such extension. Consistent with the Company’s statements made in the Form 8-K, the Company was unable to file the Original Form 10-K until May 8, 2020, and therefore relied on the Order due to circumstances related to coronavirus, or COVID-19. In particular, COVID-19 had caused severe disruptions in transportation and limited access to the Company’s facility, resulting in limited support from its staff and professional advisors. This, in turn, delayed the Company’s ability to complete its audit and prepare the Original Form 10-K. Therefore, due to COVID-19’s interference in the Company’s operations, the Company was unable to file the Original Form 10-K prior to the due date.

In accordance with Rules 12b-15 and 13a-14 under the Exchange Act, the Company has also amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 from the Company’s principal executive officer and principal financial officer. Because no financial statements have been included in this Amendment No. 2 and this Amendment No. 2 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Similarly, because no financial statements have been included in this Amendment No. 2, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except as described above, this Amendment No. 2 does not amend, modify or update the information in, or exhibits to, the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment No. 2 should be read in conjunction with the Original Form 10-K and with our other filings made with the SEC subsequent to the filing of the Original Form 10-K.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1) Financial Statements.

No financial statements are filed with this Amendment No. 2. These items were included as part of the Original Form 10-K.

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

2.1	Share Exchange Agreement, dated December 28, 2012, by and among Cactus Ventures, Inc., Actinium Pharmaceuticals, Inc., Diane S. Button, and the shareholders of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on January 2, 2013).
2.2	Share Exchange Agreement, dated March 11, 2013, by and among Cactus Ventures, Inc., Actinium Pharmaceuticals, Inc, and the shareholders of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 11, 2013).
2.3	Share Exchange Agreement, dated August 22, 2013, by and among Actinium Pharmaceuticals, Inc, Actinium Corporation, and the shareholders of Actinium Corporation (incorporated by reference to Exhibit 2.3 to Form S-1/A filed on August 22, 2013).
3.1	Certificate of Incorporation of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on April 17, 2013).

3.2	Certificate of Amendment to Certificate of Incorporation filed January 7, 2014 (incorporated by reference to Exhibit 3.5 to Form S-1 filed on January 31, 2014).
3.3	Certificate of Amendment to Certificate of Incorporation filed February 3, 2014. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 7, 2014).
3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 4, 2015).
3.5	Amended and Restated Bylaws, dated August 8, 2018 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on August 9, 2018).
3.6	Certificate of Amendment to Actinium’s Certificate of Incorporation, as amended, filed on February 26, 2018 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 26, 2018).
3.7	Certificate of Amendment to Actinium’s Certificate of Incorporation, as amended, filed on March 6, 2019 (incorporated by reference to Exhibit 3.7 to Form 10-K filed on March 15, 2019).
3.8	Amended and Restated Bylaws, dated May 7, 2020. .(incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 5, 2020).
4.1	Form of Common Stock Warrant, dated December 27, 2013 and January 10, 2014 (incorporated by reference to Exhibit 4.8 to Form S-1 filed on January 31, 2014).
4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 6, 2015).
4.3	Form of Warrant (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 28, 2017).
4.4	Form of Warrant Agency Agreement between Action Stock Transfer Corporation and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 15, 2018).
4.5	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K filed on February 15, 2018).
4.6	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K filed on February 15, 2018).
4.7	Form of Non-Transferable Subscription Rights Certificate (incorporated by reference to Exhibit 4.4 to Form 8-K filed on February 15, 2018).
4.8	Revised Form of Non-Transferable Subscription Rights Certificate. (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 26, 2018).
4.9	Amendment to Warrant to Purchase Common Stock, dated November 8, 2018, issued to Amrosan LLC (incorporated by reference to Exhibit 4.1 to Form 10-Q filed on November 9, 2018).
4.10	Amendment to Warrant to Purchase Common Stock, dated November 8, 2018, issued to Carnegie Hill Partners (incorporated by reference to Exhibit 4.2 to Form 10-Q filed on November 9, 2018).
4.11	Amendment to Warrant to Purchase Common Stock, dated November 8, 2018, issued to Bioche Asset Management, LLC (incorporated by reference to Exhibit 4.3 to Form 10-Q filed on November 9, 2018).
4.12	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 18, 2019).
4.13	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 24, 2020).
4.14	Description of Securities.
10.1	Third Amendment to the 2013 Amended and Restated Stock Plan, effective as of December 22, 2015 (incorporated by reference to Exhibit 10.56 to Form 10-K filed on March 11, 2016).
10.2	Office Space License Agreement, dated March 19, 2016, by and between Actinium Pharmaceuticals, Inc. and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.57 to Form 10-K filed on March 11, 2016).
10.3**	Fourth Amendment to the 2013 Amended and Restated Stock Plan, effective as of December 13, 2016 (incorporated by reference to Exhibit 1.1 to Form 8-K filed on December 14, 2016).
10.4**	Fifth Amendment to the 2013 Amended and Restated Stock Plan, as amended (incorporated by reference to Exhibit 10.59 to Form 10-K filed on March 16, 2017).
10.5**	Amendment to Employment Agreement, dated March 16, 2017, by and between Actinium Pharmaceuticals, Inc. and Dragan Cicic. (incorporated by reference to Exhibit 10.60 to Form 10-K filed on March 16, 2017).
10.6	Amendment to Actinium Pharmaceuticals, Inc. Warrant to Purchase Common Stock, dated March 14, 2017 issued to Sandesh Seth (incorporated by reference to Exhibit 10.61 to Form 10-K filed on March 16, 2017).
10.7	Amendment to Actinium Pharmaceuticals, Inc. Warrant to Purchase Common Stock, dated March 14, 2017 issued to Amrosan LLC (incorporated by reference to Exhibit 10.62 to Form 10-K filed on March 16, 2017).

10.8	Warrant to Purchase Common Stock of Actinium Pharmaceuticals, Inc., dated March 14, 2017, issued to Sandesh Seth (incorporated by reference to Exhibit 10.63 to Form 10-K filed on March 16, 2017).
10.9**	Offer Letter, dated December 27, 2016, by and between Dr. Mark S. Berger and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.64 to Form 10-K filed on March 16, 2017).
10.10	Confidential Information and Invention Assignment Agreement, dated December 27, 2016, by and between Dr. Mark S. Berger and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.65 to Form 10-K filed on March 16, 2017).
10.11**	Indemnification Agreement, dated March 16, 2017, by and between Actinium Pharmaceuticals, Inc. and Mark S. Berger (incorporated by reference to Exhibit 10.66 to Form 10-K filed on March 16, 2017).
10.12**	Director Agreement, dated March 28, 2017, between Ajit S. Shetty and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 28, 2017).
10.13**	Indemnity Agreement, dated March 28, 2017, between Ajit S. Shetty and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 28, 2017).
10.14	Confidential Information and Invention Assignment Agreement, dated March 28, 2017, between Ajit S. Shetty and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to Form 8-K filed on March 28, 2017).
10.15**	Amendment to Amended and Restated Consulting Agreement, dated May 5, 2017, by and between Actinium Pharmaceuticals, Inc. and Sandesh Seth (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 11, 2017).
10.16**	Offer Letter, dated September 17, 2015, between Steve O’Loughlin and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 15, 2017).
10.17**	Indemnification Agreement, dated May 15, 2017, between Steve O’Loughlin and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 15, 2017).
10.18	Assignment and Consent Agreement, dated June 6, 2017, between 275 Madison Avenue RPW 1 LLC and 275 Madison Avenue RPW 2 LLC, Relmada Therapeutics, Inc., and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 4, 2017).
10.19	Amended and Restated License Agreement, Dated June 8, 2017, between Relmada Therapeutics, Inc., and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 4, 2017).
10.20**	Offer Letter, dated May 26, 2017, between Nitya G. Ray and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on August 4, 2017).
10.21**	Agreement, dated June 6, 2017, between Sergio Traversa and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on August 4, 2017).
10.22**	Consulting Agreement, dated May 22, 2017, between Dragan Cicic and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on August 4, 2017).
10.23**	Separation and Settlement Agreement, dated May 12, 2017, between Kaushik Dave and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on August 4, 2017).
10.24**	Separation and Settlement Agreement, dated May 12, 2017, between Dragan Cicic and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on August 4, 2017).
10.25**	Sixth Amendment to the 2013 Amended and Restated Stock Plan, as amended (incorporated by reference to Exhibit 10.56 to Form 10-K filed on March 16, 2018).

10.26**	Offer Letter, effective January 2, 2018, between Dale L. Ludwig and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.57 to Form 10-K filed on March 16, 2018).
10.27**	Indemnification Agreement, dated January 5, 2018, between Dale L. Ludwig and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.58 to Form 10-K filed on March 16, 2018).
10.28**	Offer Letter, effective January 31, 2018, between Anil Kapur and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.59 to Form 10-K filed on March 16, 2018).
10.29**	Indemnification Agreement, dated February 8, 2018, between Anil Kapur and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.60 to Form 10-K filed on March 16, 2018).
10.30**	Director Agreement, dated April 27, 2018, by and between Actinium Pharmaceuticals, Inc. and Jeffrey W. Chell (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 1, 2018).
10.31**	Indemnity Agreement, dated April 27, 2018, by and between Actinium Pharmaceuticals, Inc. and Jeffrey W. Chell (incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 1, 2018).
10.32	Confidential Information and Invention Assignment Agreement, dated April 27, 2018, by and between Actinium Pharmaceuticals, Inc. and Jeffrey W. Chell (incorporated by reference to Exhibit 10.3 to Form 8-K filed on May 1, 2018).
10.33**	Employment Agreement, dated August 8, 2018, by and between Actinium Pharmaceuticals, Inc. and Sandesh Seth (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 9, 2018).
10.34**	Employment Agreement, dated August 8, 2018, by and between Actinium Pharmaceuticals, Inc. and Steve O’Loughlin (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 9, 2018).
10.35	Purchase Agreement, dated October 18, 2018, by and between Actinium Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 18, 2018).
10.36	Registration Rights Agreement, dated October 18, 2018, by and between Actinium Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 18, 2018).
10.37**	Consulting Agreement, dated December 21, 2018, between Actinium Pharmaceuticals, Inc. and Nitya Ray (incorporated by reference to Exhibit 10.37 to Form 10-K filed on March 15, 2019).
10.38	Amended and Restated At Market Issuance Sales Agreement, dated December 28, 2018, by and among Actinium Pharmaceuticals, Inc. and B. Riley FBR, Inc. and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 10.38 to Form 10-K filed on March 15, 2019).
10.39**	Seventh Amendment to the 2013 Amended and Restated Stock Plan, as amended (incorporated by reference to Exhibit 10.39 to Form 10-K filed on March 15, 2019).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 8-K filed on January 2, 2013).
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Form 10-K filed on March 16, 2015).
23.1	Consent of Marcum LLP.
31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LA	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

*       Filed herewith.

**     Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant.

Dated: July 13, 2020	ACTINIUM PHARMACEUTICALS, INC.

	By:	/s/ Sandesh Seth
Sandesh Seth
Chairman and Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer)

	By:	/s/ Steve O’Loughlin
Steve O’Loughlin
Principal Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)