Form 10-Q
period 2020-06-30
Actinium Pharmaceuticals, Inc.
filed 2020-08-14
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 13, 2020: 13,585,222

Actinium Pharmaceuticals, Inc.

FORM 10-Q

For the six months ended June 30, 2020

i

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2020 and December 31, 2019, and the results of operations and cash flows for the three and six months ended June 30, 2020 and 2019, respectively, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2019 in the Company’s Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$53,466	$9,254
Restricted cash – current	48	48
Prepaid expenses and other current assets	994	786
Total Current Assets	54,508	10,088

Property and equipment, net of accumulated depreciation of $260 and $237, respectively	90	113
Operating leases right-of-use assets	738	807
Finance leases right-of-use assets	181	221
Security deposit	50	50
Restricted cash	391	391
Total Assets	$55,958	$11,670

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$4,092	$4,598
Note payable	154	381
Operating leases current liability	328	286
Finance leases current liability	82	79
Total Current Liabilities	4,656	5,344

Long-term operating leases obligations	419	531
Long-term finance leases obligations	109	151
Total Liabilities	5,184	6,026

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 13,171,824 and 5,490,038 shares issued and outstanding, respectively	13	5
Additional paid-in capital	269,815	214,397
Accumulated deficit	(219,054)	(208,758)
Total Stockholders’ Equity	50,774	5,644

Total Liabilities and Stockholders’ Equity	$55,958	$11,670

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development, net of reimbursements	3,508	4,010	7,659	8,345
General and administrative	1,154	1,076	2,686	2,440
Total operating expenses	4,662	5,086	10,345	10,785

Loss from operations	(4,662)	(5,086)	(10,345)	(10,785)

Other income:
Interest income - net	37	59	50	88
Total other income	37	59	50	88

Net loss	$(4,625)	$(5,027)	$(10,295)	$(10,697)

Deemed dividend for warrant down-round protection provision	(1)	(1)	(1)	(1)
Net loss applicable to common stockholders	$(4,626)	$(5,028)	$(10,296)	$(10,698)

Net loss per share of common stock – basic and diluted	$(0.41)	$(1.00)	$(1.20)	$(2.39)
Weighted average shares of common stock outstanding, including outstanding pre-funded warrants– basic and diluted	11,379,345	5,051,471	8,559,385	4,476,215

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2020

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2020	5,490,038	$5	$214,397	$(208,758)	$5,644

Stock-based compensation	-	-	372	-	372
Sale of common stock, net of offering costs	337,944	1	2,673	-	2,674
Net loss	-	-	-	(5,670)	(5,670)
Balance, March 31, 2020	5,827,982	6	217,442	(214,428)	3,020

Stock-based compensation	5,240	-	210	-	210
Issuance of common stock from exercise of pre-funded warrants	1,200,000	1	3	-	4
Sale of common stock and pre-funded warrants, net of offering costs	6,138,602	6	52,159	-	52,165
Deemed dividend for warrant down-round protection provision	-	-	1	(1)	-
Net loss	-	-	-	(4,625)	(4,625)
Balance, June 30, 2020	13,171,824	$13	$269,815	$(219,054)	$50,774

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2019

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2019	3,856,768	$4	$195,666	$(186,857)	$8,813

Stock-based compensation	74	-	316	-	316
Issuance of common stock from exercise of warrants	83,542	-	1,504	-	1,504
Sale of common stock, net of offering costs	30,817	-	380	-	380
Net loss	-	-	-	(5,670)	(5,670)
Balance, March 31, 2019	3,971,201	4	197,866	(192,527)	5,343

Stock-based compensation	-	-	277	-	277
Issuance of common stock from exercise of warrants	1,249	-	-	-	-
Sale of common stock and warrants, net of offering costs	1,428,667	1	15,107	-	15,108
Deemed dividend for warrant down-round protection provision	-	-	1	(1)	-
Net loss	-	-	-	(5,027)	(5,027)
Balance, June 30, 2019	5,401,117	$5	$213,251	$(197,555)	$15,701

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Six Months Ended June 30,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(10,295)	$(10,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	582	593
Depreciation & amortization expenses	216	209
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(208)	280
Accounts payable and accrued expenses	(506)	(1,111)
Operating lease liabilities	(154)	(127)
Net Cash Used In Operating Activities	(10,365)	(10,853)

Cash Flows Used In Investing Activities:
Purchase of property and equipment	-	(59)
Net Cash Used In Investing Activities	-	(59)

Cash Flows From Financing Activities:
Payments on note payable	(227)	(148)
Payments on finance leases	(39)	(36)
Sales of shares of common stock and pre-funded warrants, net of costs	54,839	-
Sales of shares of common stock and warrants, net of costs	-	15,488
Proceeds from exercise of pre-funded warrants	4	-
Proceeds from exercise of warrants	-	1,504
Net Cash Provided By Financing Activities	54,577	16,808

Net change in cash, cash equivalents, and restricted cash	44,212	5,896
Cash, cash equivalents, and restricted cash at beginning of period	9,693	14,104
Cash, cash equivalents, and restricted cash at end of period	$53,905	$20,000

Supplemental disclosure of cash flow information:
Cash paid for interest on note payable	$6	$4
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash flow information:
Deemed dividend for warrant down-round protection provision	$1	$1

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

Reverse Stock Split - On April 29, 2020, the Company received a deficiency letter from the NYSE American LLC, or NYSE American, indicating that the Company was not in compliance with the NYSE American continued listing standard set forth in Section 1003(f)(v) of the NYSE American Company Guide because its shares of common stock had been selling for a substantial period of time at a low price per share. Pursuant to Section 1003(f)(v) of the NYSE American Company Guide, the NYSE American staff determined that the Company’s continued listing is predicated on the Company effecting a reverse stock split of its common stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which the staff determined to be no later than October 29, 2020.

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

On August 7, 2020, the Board unanimously approved a reverse stock split of its outstanding common stock by combining outstanding shares of common stock into a lesser number of outstanding shares of common stock by a ratio of 1-for-30, and on August 10, 2020, the Company filed with the Secretary of State of Delaware a certificate of amendment to its certificate of incorporation to effect the reverse stock split. The reverse stock split became effective as of 5:00 p.m. Eastern Time on August 10, 2020, and the Company’s common stock began trading on a split-adjusted basis when the market opened on August 11, 2020. Accordingly, all common share and per common share data in these consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effect of this reverse stock split for all periods presented. In addition, at the effective time of the reverse stock split, the number of shares of our common stock reserved for issuance upon exercise of all options and warrants to acquire common stock have been proportionally decreased, and the exercise price of all options and warrants to acquire common stock have been proportionally increased.

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

The spread of COVID-19, which has caused a broad impact globally, may materially affect the Company economically. While the ultimate economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others, the pandemic has resulted significant disruptions in the general commercial activity and the global economy and caused financial market volatility and uncertainty in significant and unforeseen ways in the recent months. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on the Company’s ability to access capital, which could in the future negatively affect the Company’s liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect the Company’s business and the value of the Company’s common stock.

Additionally, COVID-19 may result in delays in receiving approvals from local and foreign regulatory authorities, delays in necessary interactions with IRB’s or Institutional Review Boards, local and foreign regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees.

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

The following is a summary of cash, cash equivalents and restricted cash at June 30, 2020 and December 31, 2019:

(in thousands)	June 30, 2020	December 31, 2019
Cash and cash equivalents	$53,466	$9,254
Restricted cash – current	48	48
Restricted cash – long-term	391	391
Cash, cash equivalents and restricted cash	$53,905	$9,693

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

Net Loss Per Common Share - Basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the reporting period. For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common shares underlying common stock options and warrants using the treasury stock method. The Company issued pre-funded warrants in April 2020 and June 2020 that are considered outstanding shares for the purposes of calculating net loss per common share, see Note 4 for additional information. Since the shares underlying the outstanding 2.3 million pre-funded warrants are issuable for negligible consideration and are fully vested and exercisable, they are considered outstanding for the calculations of both basic and diluted loss per share.

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive. For the six months ended June 30, 2020 and 2019, the Company’s potentially dilutive shares, which include outstanding common stock options and warrants have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

(in thousands)	June 30, 2020	June 30, 2019
Options	365	264
Warrants	2,871	2,878
Total	3,236	3,142

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

Note 2 - Commitments and Contingencies

Agreements

The Company has entered into agreements with third parties for the rights to certain intellectual property, manufacturing and clinical trial services under which the Company may incur obligations to make payments including upfront payments as well as milestone and royalty payments. Notable inclusions in this category are:

a.	Oak Ridge National Laboratory (“ORNL”) – The Company is contracted to purchase radioactive material to be used for research and development, with a renewal option at the contract end. During the six months ended June 30, 2020 and 2019, the Company purchased material from ORNL of $0.1 million in each period. In November 2019, the Company signed a contract with ORNL to purchase $0.3 million of radioactive material during calendar year 2020.

b.	On June 15, 2012, the Company entered into a license and sponsored research agreement with Fred Hutchinson Cancer Research Center (“FHCRC”) to build upon previous and ongoing clinical trials with BC8 (licensed antibody). FHCRC has completed both a Phase 1 and Phase 2 clinical trial with BC8. The Company has been granted exclusive rights to the BC8 antibody and related master cell bank developed by FHCRC. A milestone payment of $1 million will be due to FHCRC upon FDA approval of the first drug utilizing the licensed BC 8 antibody. Upon commercial sale of the drug, royalty payments of 2% of net sales will be due to FHCRC.

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

At June 30, 2020, the Company has an operating lease for corporate office space and two finance leases for office equipment and furniture located in the corporate office space. In addition, the Company has auxiliary corporate office space that it rents on a month-to-month basis; this rental is accounted for as an operating lease with the same term as the Company’s main office in the same building.

The components of lease expense are as follows:

	Three months ended		Six months ended
(in thousands)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating lease expense	$93	$93	$186	$186

Finance lease cost
Amortization of right-to-use assets	$21	$20	$41	$41
Interest on lease liabilities	$4	$6	$9	$11
Total finance lease cost	$25	$26	$50	$52

Supplemental cash flow information related to leases are as follows:

Cash flow information:	Six months ended
(in thousands)	June 30, 2020	June 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow use from operating leases	$188	$172
Operating cash flow use from finance leases	$9	$12
Financing cash flow use from finance leases	$39	$36

Non-cash activity:

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$83	$1,177
Finance Leases	$-	$302

Weighted average remaining lease terms are as follows at June 30, 2020:

Weighted average remaining lease term:
Operating leases	2.2 years
Finance Leases	2.2 years

As the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments. Below is information on the weighted average discount rates used:

Weighted average discount rates:
Operating leases	8%
Finance Leases	8%

Maturities of lease liabilities are as follows:

(in thousands) Year ending December 31,	Operating Leases	Finance Leases
2020 (excluding six months ended June 30, 2020)	187	47
2021	377	94
2022	252	64
2023	-	4
Total lease payments	$816	$209
Less imputed interest	(69)	(18)
Present value of lease liabilities	$747	$191

Note 4 - Equity

On August 7, 2020, the Board unanimously approved a reverse stock split of its outstanding common stock by combining outstanding shares of common stock into a lesser number of outstanding shares of common stock by a ratio of 1-for-30, and on August 10, 2020, the Company filed with the Secretary of State of Delaware a certificate of amendment to its certificate of incorporation to effect the reverse stock split. Accordingly, all common share and per common share data in these consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effect of this reverse stock split for all periods presented.

On April 24, 2020, the Company issued and sold 4.3 million shares of common stock and 2.8 million pre-funded warrants to purchase shares of common stock. The price to the public in this offering for each share of common stock was $4.50 and for each pre-funded warrant was $4.497. Each pre-funded warrant has an exercise price of $0.003 per share and is exercisable immediately upon issuance. The pre-funded warrants are subject to certain limitations on beneficial ownership. Gross proceeds from this offering to Actinium were $31.6 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company. Net proceeds from this offering were $29.1 million.

In June 2020, holders of 1.2 million pre-funded April 2020 warrants exercised their warrants at $0.003 per share and received 1.2 million shares of common stock.

On June 19, 2020, the Company issued and sold 1.9 million shares of common stock and 0.7 million pre-funded warrants to purchase shares of common stock. The price to the public in this offering for each share of common stock was $9.75 and for each pre-funded warrant was $9.747. Each pre-funded warrant has an exercise price of $0.003 per share and is exercisable immediately upon issuance. The pre-funded warrants are subject to certain limitations on beneficial ownership. Gross proceeds from this offering to Actinium were $25.0 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company. Net proceeds from this offering were $23.0 million.

In December 2018, the Company entered into the Amended and Restated At Market Issuance Sales Agreement with B. Riley FBR, Inc. and JonesTrading Institutional Services LLC, pursuant to which the Company conducted its at-the market program. During the six months ended June 30, 2020, the Company sold 0.3 million common shares through its at-the-market program, resulting in net proceeds of $2.5 million.

In October 2018, the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into a purchase agreement and a registration rights agreement, pursuant to which the Company has the right to sell to Lincoln Park shares of the Company’s common stock having an aggregate value of up to $32.5 million, subject to certain limitations and conditions set forth in the agreement. During the six months ended June 30, 2020, the Company elected to sell to Lincoln Park 27 thousand shares and received $0.2 million.

In June 2020, the Company issued 5 thousand shares of restricted common stock, valued at $30 thousand, for consulting services.

For the six months ended June 30, 2019, holders of March 2018 series A warrants exercised 83 thousand shares, resulting in the Company receiving $1.5 million. The remaining March 2018 series A warrants expired in March 2019.

The Company has outstanding warrants to purchase 1,907 shares of common stock that include down-round protection. For warrants with down-round protection, a deemed dividend is recorded for the change in fair value of the warrants when the down-round provision is triggered. As result of the April 2019 offering, the exercise price of the warrant was reset from $37.50 per share to $26.40 per share. As a result of the April 2020 offering and June 2020 offering, the exercise price of the warrant was reset from $26.40 per share to $15.60 per share. The down-round protection provision in the above warrants created a deemed dividend to common stockholders of $1 thousand in the six months ended June 30, 2020 and 2019, which are reflected in the accompanying consolidated statement of operations and consolidated statement of changes in stockholders’ equity.

Stock Options

The following is a summary of stock option activity for the six months ended June 30, 2020:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	380	$35.10	7.88	$-
Granted	-
Cancelled	(15)	15.86
Outstanding, June 30, 2020	365	36.00	7.49	519

Exercisable, June 30, 2020	194	56.43	6.47	112

During the six months ended June 30, 2020, options to purchase 15 thousand shares were cancelled upon the termination of employment for several employees.

The fair values of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at June 30, 2020 was $1.5 million related to unvested options, which is expected to be expensed over a weighted average of 2.8 years. During the six months ended June 30, 2020 and 2019, the Company recorded compensation expense related to stock options of $0.5 million and $0.3 million, respectively.

Pre-funded Warrants

As part of the April 2020 offering and the June 2020 offering, the Company issued pre-funded warrants. Each pre-funded warrant has an exercise price of $0.003 per share and is exercisable immediately upon issuance. The pre-funded warrants are subject to certain limitations on beneficial ownership. The pre-funded warrants do not have an expiration date. Management determined that the pre-funded warrants are freestanding instruments and that the pre-funded warrants should be classified as permanent equity in accordance with authoritative guidance.

Following is a summary of pre-funded warrant activity for the six months ended June 30, 2020.

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2019	-	$-	$-
Granted	3,459	0.003
Exercised	(1,200)	0.003
Outstanding, June 30, 2020	2,259	$0.003	$23,814

Exercisable, June 30, 2020	2,259	$0.003	$23,814

Warrants

Following is a summary of warrant activity for the six months ended June 30, 2020:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	2,871	$20.71	2.95	$301
Granted	-	-
Exercised	-	-
Cancelled/Expired	-	-
Outstanding, June 30, 2020	2,871	$20.71	2.45	$497

Exercisable, June 30, 2020	2,865	$20.37	2.45	$496

Subsequent Events

In July 2020, holders of 0.4 million pre-funded April 2020 and June 2020 warrants exercised their warrants at $0.003 per share and received 0.4 million shares of common stock. Holders of 2 thousand April 2019 warrants exercised their warrants at $15.00 per share and received 2 thousand shares.

In August 2020, the Company filed a registration statement including a base prospectus which covers the offering, issuance and sale of up to $500 million of common stock, preferred stock, warrants, units and/or subscription rights; and a sales agreement prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of $200 million of common stock that may be issued and sold under the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC.

Since June 30, 2020, the Company has issued stock options for 357,189 shares to employees and 33,332 shares to non-employee directors.

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

Description of Business

Actinium Pharmaceuticals, Inc. is a clinical-stage, biopharmaceutical company applying its proprietary platform technology and deep understanding of radioimmunobiology to the development of novel targeted therapies known as ARCs or Antibody Radiation-Conjugates. Radiation is an effective therapeutic modality that is used in the treatment of over fifty percent of all cancer patients and often combined with chemotherapy and immunotherapy for greater therapeutic effect. Radiation is typically administered from outside the body, which constrains the amount that can be administered to patients due to dose-limiting toxicities. In addition, due to the diffuse nature of the external radiation beam, its usage is limited to solid tumors and cannot be used in blood cancers, which are diffuse. ARCs combine the cell-killing ability of a radioisotope payload with a targeting agent, such as a monoclonal antibody, or mAb, to deliver radiation inside the body to specific cells, to potentially generate greater efficacy and less toxicity. ARCs usage is broader than external delivered radiation as they can be used for both solid tumors and blood cancers. Blood or hematologic cancers are highly sensitive to radiation and our clinical pipeline is focused on ARCs targeting the antigens CD45 and CD33, both of which are expressed in multiple hematologic cancers. Our clinical programs are focused on two primary areas: targeted conditioning prior to a cell or gene therapy procedure and therapeutics, either in combination with other agents or as a monotherapy. Our product development strategy is actively informed by clinical data with our ARCs in over 500 patients, including the ongoing SIERRA trial. Our clinical pipeline has emanated from our AWE, or Antibody Warhead Enabling technology platform, which is protected by over 120 issued and pending patents, trade secrets and know-how and is being utilized in a collaborative research partnership with Astellas Pharma, Inc.

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

The SIERRA trial is powered for up to two interim analyses of the primary endpoint of dCR of 180 days exercisable at our discretion and triggered by an enrollment range of 70 to 110 patients. We exercised a single ad-hoc analysis in the second quarter of 2020, based on the data reported from SIERRA thus far and the status of enrollment at the time of triggering our ad hoc analysis. The ad hoc analysis is expected to be completed by the end of 2020, which could generate topline data for the primary endpoint and early termination of the trial if positive. Based on the statistical plan of the study, a single ad-hoc analysis would result in a minimal alpha spend of no more than 0.00925, depending on the number of patients included in the ad-hoc analysis.

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

Antibody Warhead Enabling Technology Platform

Our proprietary Antibody Warhead Enabling, or AWE, Technology Platform is supported by intellectual property, know-how and trade secrets that cover the generation, development, methods of use and manufacture of ARCs and certain of their components. Our AWE technology patent portfolio includes 29 patent families comprised of over 120 issued and pending patent applications, of which 9 are issued and 25 pending in the United States, and 92 are issued or pending internationally. The effective life of the patents in our portfolio range from expirations between 2021 and 2040. Our technology enables the direct labeling, or conjugation and labeling, of a biomolecular targeting agent to a radionuclide warhead and its development and use as a therapeutic regimen for the treatment of diseases such as cancer. Our AWE intellectual property covers various methods of use for ARCs in multiple diseases, including indication, dose and scheduling, radionuclide warhead, and therapeutic combinations.

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

As many local jurisdictions continue to have such restrictions in place, our ability to continue to operate our business may also be limited. Such events may result in a period of business, supply and drug product manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. In response to COVID-19, we implemented remote working and thus far have not experienced a significant disruption or delay in our operations as it relates to the clinical development of our drug candidates. Such government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will be put in place again due to a resurgence in COVID-19 cases. Therefore, the COVID-19 pandemic may continue to affect our operation, may further divert the attention and efforts of the medical community to coping with COVID-19 and disrupt the marketplace in which we operate and may have a material adverse effect on our operations.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the ultimate economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others, the pandemic has resulted significant disruptions in the general commercial activity and the global economy and caused financial market volatility and uncertainty in significant and unforeseen ways in the recent months. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

Currently, the Phase 3 SIERRA trial for our lead program, Iomab-B, continues to remain active at a majority of our clinical trial sites, with investigators providing feedback that recruitment and enrollment will remain active because of the acute nature of the disease, the high unmet needs of patients with relapsed or refractory AML, the potentially curative nature of BMT and the differentiated profile of Iomab-B. Certain sites that had not been actively enrolling due to COVID-19 have resumed recruitment and enrollment, and we currently anticipate that other sites that have not been actively enrolling due to COVID-19 will likely resume recruitment and enrollment in the summer timeframe. We also believe our earlier stage clinical trials for our CD33 program will also continue to recruit and enroll patients given the acute nature of relapsed or refractory AML. The continuation of the pandemic could adversely affect our planned clinical trial operations, including our ability to conduct the trials on the expected timelines and recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if their geography is impacted by the pandemic. Further, the continuation and/or resurgence of the COVID-19 pandemic could result in delays in our clinical trials due to prioritization of hospital resources toward the pandemic, restrictions in travel, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the pandemic may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us.

Additionally, COVID-19 may result in delays in receiving approvals from local and foreign regulatory authorities, delays in necessary interactions with IRB’s or Institutional Review Boards, local and foreign regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees.

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

Reverse Stock Split

On April 29, 2020, we received a deficiency letter from the NYSE American LLC, or the NYSE American, indicating that we are not in compliance with certain NYSE American continued listing standards. The deficiency letter stated that our shares of common stock have been selling for a low price per share for a substantial period of time. Pursuant to Section 1003(f)(v) of the Company Guide, the NYSE American staff determined that our continued listing is predicated on us effecting a reverse stock split of our common stock or otherwise demonstrating sustained price improvement within a reasonable period of time, which the staff determined to be until October 29, 2020.

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

On October 18, 2019, our board of directors unanimously approved, subject to stockholder approval, an amendment to our certificate of incorporation to effect a reverse stock split of our outstanding common stock by combining outstanding shares of common stock into a lesser number of outstanding shares of common stock by a ratio of not more than 1-for-75 prior to December 18, 2020, with the exact ratio to be set within this range by our board of directors at its sole discretion. On December 18, 2019, at our 2019 Annual Meeting of Stockholders, our stockholders approved such proposed amendment to our certificate of incorporation. The primary intent of effecting the reverse stock split, would be to ensure that we are able to maintain compliance with the listing standards of the NYSE American.

On August 7, 2020, the Board unanimously approved a reverse stock split of its outstanding common stock by combining outstanding shares of common stock into a lesser number of outstanding shares of common stock by a ratio of 1-for-30, and on August 10, 2020, we filed with the Secretary of State of Delaware a certificate of amendment to its certificate of incorporation to effect the reverse stock split. The reverse stock split became effective as of 5:00 p.m. Eastern Time on August 10, 2020, and our common stock began trading on a split-adjusted basis when the market opened on August 11, 2020. Accordingly. all common share and per common share data in these consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effect of this reverse stock split for all periods presented. In addition, at the effective time of the reverse stock split, the number of shares of our common stock reserved for issuance upon exercise of all options and warrants to acquire common stock have been proportionally decreased, and the exercise price of all options and warrants to acquire common stock have been proportionally increased. In addition, we adjusted and proportionately decreased the total number of shares of our common stock that may be the subject of the future grants under our stock plans.

Results of Operations – Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Three Months Ended June 30,
(in thousands)	2020	2019

Revenue	$-	$-

Operating expenses:
Research and development, net of reimbursements	3,508	4,010
General and administrative	1,154	1,076
Total operating expenses	4,662	5,086

Other income:
Interest income – net	37	59
Total other income	37	59

Net loss	$(4,625)	$(5,027)

Revenue

We recorded no commercial revenue for the three months ended June 30, 2020 and 2019.

Research and Development Expense

Research and development expenses decreased $0.5 million to $3.5 million for the three months ended June 30, 2020 compared to $4.0 million for the three months ended June 30, 2019. The decrease in expenses was primarily due to manufacturing related to the antibody component of Iomab-B, as in prior periods we have manufactured sufficient antibody supply for the SIERRA trial and other planned trials.

General and Administrative Expenses

General and administrative expenses of $1.2 million for the three months ended June 30, 2020 increased $0.1 million from the $1.1 million recorded for the three months ended June 30, 2019, primarily attributable to higher professional fees.

Other Income

Other income is comprised of net interest income in both reporting periods. The amount for the three months ended June 30, 2020 of $37 thousand fell from $59 thousand for the three months ended June 30, 2019, primarily due to lower interest rates.

Net Loss

Net loss of $4.6 million for the three months ended June 30, 2020 decreased by $0.4 million from the prior-year comparison period due to lower research and development expenses.

Results of Operations – Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Six Months Ended June 30,
(in thousands)	2020	2019

Revenue	$-	$-

Operating expenses:
Research and development, net of reimbursements	7,659	8,345
General and administrative	2,686	2,440
Total operating expenses	10,345	10,785

Other income:
Interest income – net	50	88
Total other income	50	88

Net loss	$(10,295)	$(10,697)

Revenue

We recorded no commercial revenue for the six months ended June 30, 2020 and 2019.

Research and Development Expense

Research and development expenses decreased $0.6 million to $7.7 million for the six months ended June 30, 2020 compared to $8.3 million for the six months ended June 30, 2019. The decrease in expenses was primarily due to manufacturing related to the antibody component of Iomab-B, as in prior periods we have manufactured sufficient antibody supply for the SIERRA trial and other planned trials.

General and Administrative Expenses

General and administrative expenses of $2.7 million for the six months ended June 30, 2020 increased $0.3 million compared to $2.4 million for the six months ended June 30, 2019, primarily attributable to higher professional fees.

Other Income

Other income is comprised of net interest income in both reporting periods. The amount for the six months ended June 30, 2020 of $50 thousand fell from $88 thousand for the six months ended June 30, 2019 primarily due to lower interest rates.

Net Loss

Net loss of $10.3 million for the six months ended June 30, 2020 decreased $0.4 million from $10.7 million reported in the prior-year comparison period, primarily due to lower research and development expenses, slightly offset by higher general and administrative expenses.

Liquidity and Capital Resources

We have financed our operations primarily through sales of our common stock and warrants. The following tables sets forth selected cash flow information for the periods indicated:

	For the Six Months Ended June 30,
(in thousands)	2020	2019

Cash used in operating activities	$(10,365)	$(10,853)
Cash used in investing activities	-	(59)
Cash provided by financing activities	54,577	16,808

Net change in cash, cash equivalents and restricted cash	$44,212	$5,896

Net cash used in operating activities for the six months ended June 30, 2020 of $10.4 million decreased by $0.5 million from $10.9 million in the prior-year period, reflecting the lower net loss due to lower research and development expenses, as well as the timing of payments to vendors.

Net cash provided by financing activities was $54.6 million for the six months ended June 30, 2020, reflecting sales of common stock and pre-funded warrants. During the six months ended June 30, 2019, net cash provided by financing activities was $16.8 million, reflecting $15.5 million in proceeds from the sale of common stock, plus $1.5 million in proceeds from the exercise of warrants.

On April 24, 2020, we issued and sold 4.3 million shares of common stock and pre-funded warrants to purchase 2.8 million shares of common stock. The price to the public for each share of common stock sold in the offering was $4.50, and the price to the public for each pre-funded warrant sold in the offering was $4.497. The pre-funded warrants are exercisable at an exercise price of $0.003 per share and are subject to certain limitations on beneficial ownership. Gross proceeds from this offering were $31.6 million, before deducting underwriting discounts and commissions and other offering expenses payable by us. Net proceeds from the offering were approximately $29.1 million. In June 2020, holders of 1.2 million pre-funded April 2020 warrants exercised their warrants and received 1.2 million shares of common stock.

On June 19, 2020, we issued and sold 1.9 million shares of common stock and pre-funded warrants to purchase 0.7 million shares of common stock. The price to the public in this offering for each share of common stock was $9.75 and for each pre-funded warrant was $9.747. Each pre-funded warrant has an exercise price of $0.003 per share and is exercisable immediately upon issuance. Gross proceeds from this offering to us were $25.0 million, before deducting underwriting discounts and commissions and other offering expenses payable us. Net proceeds from this offering were approximately $23.0 million.

In December 2018, we entered into the Amended and Restated At Market Issuance Sales Agreement with B. Riley FBR, Inc. and JonesTrading Institutional Services LLC, pursuant to which we conducted our at-the market program. During the six months ended June 30, 2020, we sold 0.3 million common shares through its at-the-market program, resulting in net proceeds of $2.5 million.

 In October 2018, we and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into a purchase agreement and a registration rights agreement, pursuant to which we have the right to sell to Lincoln Park shares of our common stock having an aggregate value of up to $32.5 million, subject to certain limitations and conditions set forth in the agreement. During the six months ended June 30, 2020, we elected to sell to Lincoln Park 27 thousand shares and received $0.2 million.

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

Research and Development Costs

Research and development costs are expensed as incurred. These costs include the costs of manufacturing drug components and final drug product, the costs of clinical trials, costs of employees and associated overhead, and depreciation and amortization costs related to facilities and equipment. Research and development reimbursements are recorded by us as a reduction of research and development costs.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our chief executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of June 30, 2020, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and principal financial and accounting officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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

We are not profitable and have incurred losses in each period since our inception. As of June 30, 2020 and December 31, 2019, we had an accumulated deficit of $219.1 million and $208.8 million, respectively. We reported a net loss of $10.3 million and $10.7 million for the six months ended June 30, 2020 and June 30, 2019, respectively. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, which would have an adverse effect on our business prospects, financial condition and results of operation.

If we fail to obtain additional financing, we will be unable to continue or complete our product development and you will likely lose your entire investment.

On April 24, 2020, we issued and sold 4.3 million shares of common stock and pre-funded warrants to purchase 2.8 million shares of common stock. Gross proceeds from this offering to us were $31.6 million, before deducting underwriting discounts and commissions and other offering expenses payable by us. On June 19, 2020, we issued and sold 1.9 million shares of common stock and 0.7 million pre-funded warrants to purchase shares of common stock. Gross proceeds from this offering to us were $25.0 million, before deducting underwriting discounts and commissions and other offering expenses payable us. As of the date of filing this report, we expect that our existing resources will be more than sufficient to fund our planned operations for more than 12 months following the date of this report.

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

We are highly dependent on the success of Iomab-B and the SIERRA trial and we many not able to complete the necessary clinical development or our development efforts may not result in the data necessary to receive regulatory approval.

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

We may be unable to establish sales, marketing and commercial supply capabilities.

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

As many local jurisdictions continue to have such restrictions in place, our ability to continue to operate our business may also be limited. Such events may result in a period of business, supply and drug product manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. In response to COVID-19, we implemented remote working and thus far have not experienced a significant disruption or delay in our operations as it relates to the clinical development of our drug candidates. Such government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will be put in place again due to a resurgence in COVID-19 cases. Therefore, the COVID-19 pandemic may continue to affect our operation, may further divert the attention and efforts of the medical community to coping with COVID-19 and disrupt the marketplace in which we operate and may have a material adverse effect on our operations.

The spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the ultimate economic impact brought by, and the duration of, the COVID-19 pandemic may be difficult to assess or predict, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others, the pandemic has resulted in significant disruptions in the general commercial activity and the global economy and caused financial market volatility and uncertainty in significant and unforeseen ways in the recent months. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

Currently, the Phase 3 SIERRA trial for our lead program, Iomab-B, continues to remain active at a majority of our clinical trial sites, with investigators providing feedback that recruitment and enrollment will remain active because of the acute nature of the disease, the high unmet needs of patients with relapsed or refractory AML, the potentially curative nature of BMT and the differentiated profile of Iomab-B. Certain sites that had not been actively enrolling due to COVID-19 have resumed recruitment and enrollment, and wecurrently anticipate that other sites that have not been actively enrolling due to COVID-19 will likely resume recruitment and enrollment in the summer timeframe. We also believe our earlier stage clinical trials for our CD33 program will also continue to recruit and enroll patients given the acute nature of relapsed or refractory AML. The continuation of the pandemic globally could adversely affect our planned clinical trial operations, including our ability to conduct the trials on the expected timelines and recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if their geography is impacted by the pandemic. Further, the continuation and/or resurgence of the COVID-19 pandemic could result in delays in our clinical trials due to prioritization of hospital resources toward the pandemic, restrictions in travel, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the pandemic may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us.

Additionally, COVID-19 may result in delays in receiving approvals from local and foreign regulatory authorities, delays in necessary interactions with IRB’s or Institutional Review Boards, local and foreign regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees.

COVID-19 has caused severe disruptions in transportation and limited access to our facility, resulting in limited support from our staff and professional advisors. The small size of our accounting staff and the additional responsibilities emanating from COVID-19 presented difficulties to our ability to complete our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, resulting in the delay of filing of each of those reports.

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

Our product candidates face, and will continue to face, intense competition from large pharmaceutical and biotechnology companies, as well as academic and research institutions. We compete in an industry that is characterized by (i) rapid technological change, (ii) evolving industry standards, (iii) emerging competition and (iv) new product introductions. Our competitors have existing products and technologies that will compete with our product candidates and technologies and may develop and commercialize additional products and technologies that will compete with our product candidates and technologies. Because several competing companies and institutions have greater financial resources than us, they may be able to (i) provide broader services and product lines, (ii) make greater investments in research and development, or R&D, and (iii) carry on broader R&D initiatives. Our competitors also have greater development capabilities than we do and have substantially greater experience in undertaking preclinical and clinical testing of product candidates, obtaining regulatory approvals, and manufacturing and marketing pharmaceutical products. They also have greater name recognition and better access to customers than us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

Warrant Modification

On August 11, 2020, the Company entered into an amendment to its warrant (the “ Amendment”) to purchase an aggregate of 1,907 shares of common stock at an exercise price of $15.61515 per share issued to Sandesh Seth, the Company’s Chairman and Chief Executive Officer, on March 14, 2017 (the “Warrants”). The Amendment modified Section 10 of the Warrant, removing the anti-dilution provision thereto. Accordingly, pursuant to the Amendment, the exercise price of the Warrant will no longer be subject to a proportional adjustment if and when the Company issues any shares of its common stock for a consideration less than the exercise price of the Warrant. The Amendment is effective as of August 11, 2020. All other terms of the Warrant remained the same.

Employment Agreements

Employment Agreement with Sandesh Seth

On August 12, 2020, the Company and Sandesh Seth, the Company’s Chairman and Chief Executive Officer, entered into an employment agreement, which replaces that certain Employment Agreement, dated as of August 8, 2018, between the Company and Mr. Seth. Pursuant to the employment agreement, Mr. Seth will serve as Chairman and Chief Executive Officer until February 24, 2020, unless terminated earlier as set forth in the employment agreement.

Under the terms of the employment agreement, Mr. Seth will be entitled to (i) a base salary, which will be determined by the Board and adjusted to be competitively aligned to a range between the 25th and 75th percentile of the relevant market data of chief executive officer positions of similarly situated publicly companies, (ii) a performance bonus with a target of 50% of his annual base salary as well as other multipliers as determined by the Board and (iii) options to purchase shares of common stock of the Company as the Board may grant. When and if granted, the options will have an exercise price equal to the closing price of the Company’s common stock on the date of the approval, and 2% of the grant will vest each month from the grant date until fully vested, in accordance with the Company’s Amended and Restated 2013 Stock Plan and 2019 Stock Plan. The options will expire 10 years from the grant date, subject to Mr. Seth’s continuing service with the Company. Mr. Seth will also receive the standard benefits available to other similarly situated employees.

If Mr. Seth’s employment as Chief Executive Officer or Chairman are terminated due to death or disability, Mr. Seth will be entitled to earned, but unpaid, salary, benefits and the Pro-Rated Bonus (as defined herein) for the year of termination. Upon termination of his employment for Cause (as defined in the employment agreement), or his resignation without Good Reason (as defined in the employment agreement), Mr. Seth will receive any accrued and unpaid base salary, the Pro-Rated Bonus and benefits through the date of termination.

If the Company terminates Mr. Seth’s employment without Cause, or if Mr. Seth resigns for Good Reason, Mr. Seth will be entitled to (i) a single lump sum payment equal to the 24 months of his compensation, (ii) continued health benefits for 24 months, (iii) immediate vesting of all outstanding equity awards granted to Mr. Seth, and (iv) a single lump sum payment equal to his annual bonus subject to the achievement of the applicable goals, pro-rated based on the number of days in the Company’s fiscal year through the date of termination (the “Pro-Rated Bonus”).

In addition, if the Company terminates Mr. Seth’s employment without Cause or if Mr. Seth resigns for Good Reason, or if the Company fails to renew his position as Chief Executive Officer and Chairman on February 21, 2024, in any case, within the 12-month period beginning on the date of a Change in Control (as defined in the Company’s Amended and Restated 2013 Stock Plan and 2019 Stock Plan), Mr. Seth will be entitled to (i) a single lump sum payment equal to 30 months of his compensation, (ii) continued health benefits for 30 months, (iii) immediate vesting of all outstanding equity awards granted to Mr. Seth.

A copy of the employment agreement is filed herewith as Exhibit 10.3 and is incorporated hereby reference. The above description is only a summary of the terms of the employment agreement and does not purport to be complete description of such document and are qualified in their entirety by reference to the employment agreement.

Employment Agreement with Steve O’Loughlin

On August 12, 2020, the Company and Steve O’Loughlin, the Company’s Chief Financial Officer, entered into an employment agreement, pursuant to which Mr. O’Loughlin will serve as Chief Financial Officer of the Company. Under the terms of the employment agreement, Mr. O’Loughlin will be entitled to (i) a base salary, which shall be determined by the Board, (ii) a performance bonus, which may be up to 30% of the annual base salary based upon the achievement of certain objectives such as the Board shall determine and (iii) options to purchase shares of common stock of the Company as the Board may grant. When and if granted, the options will have an exercise price equal to the closing price of the Company’s common stock on the date of the approval, and 2% of the grant will vest each month from the grant date until fully vested, in accordance with the Company’s Amended and Restated 2013 Stock Plan and 2019 Stock Plan. The options will expire 10 years from the grant date, subject to Mr. O’Loughlin’s continuing service with the Company. Mr. Loughlin will also receive the standard benefits available to other similarly situated employees.

In addition, if the Company terminates Mr. O’Loughlin’s employment without Cause (as defined in the employment agreement) or if Mr. O’Loughlin resigns for Good Reason (as defined in the employment agreement), in either case, within the 12-month period beginning on the date of a Change in Control, Mr. O’Loughlin will be entitled to (i) a single lump sum payment equal to his annual base salary, (ii) continued health benefits for 12 months, (iii) immediate vesting of all outstanding equity awards granted to Mr. O’Loughlin.

A copy of the employment agreement is filed herewith as Exhibit 10.2 and is incorporated hereby reference. The above description is only a summary of the terms of the employment agreement and does not purport to be complete description of such document and are qualified in their entirety by reference to the employment agreement.

Employment Agreement with Dale Ludwig

On August 12, 2020, the Company and Dale Ludwig, the Company’s Chief Scientific and Technology Officer, entered into an employment agreement, pursuant to which Dr. Ludwig will serve as Chief Scientific and Technology Officer of the Company. Under the terms of the employment agreement, Dr. Ludwig will be entitled to (i) a base salary, which shall be determined by the Board, (ii) a performance bonus, which may be up to 30% of the annual base salary based upon the achievement of certain objectives such as the Board shall determine and (iii) options to purchase shares of common stock of the Company as the Board may grant. When and if granted, the options will have an exercise price equal to the closing price of the Company’s common stock on the date of the approval, and 2% of the grant will vest each month from the grant date until fully vested, in accordance with the Company’s Amended and Restated 2013 Stock Plan and 2019 Stock Plan. The options will expire 10 years from the grant date, subject to Mr. Ludwig’s continuing service with the Company. Dr. Ludwig will also receive the standard benefits available to other similarly situated employees.

In addition, if the Company terminates Dr. Ludwig’s employment without Cause (as defined in the employment agreement) within the 12-month period beginning on the date of a Change in Control, Dr. Ludwig will be entitled to (i) a single lump sum payment equal to his annual base salary, (ii) continued health benefits for 12 months, (iii) immediate vesting of all outstanding equity awards granted to Mr. Ludwig.

A copy of the employment agreement is filed herewith as Exhibit 10.3 and is incorporated hereby reference. The above description is only a summary of the terms of the employment agreement and does not purport to be complete description of such document and are qualified in their entirety by reference to the employment agreement.

Employment Agreement with Mark Berger

On August 12, 2020, the Company and Mark Berger, the Company’s Chief Medical Officer, entered into an employment agreement, pursuant to which Dr. Berger will serve as Chief Medical Officer of the Company. Under the terms of the employment agreement, Dr. Berger will be entitled to (i) a base salary, which shall be determined by the Board, (ii) a performance bonus, which may be up to 30% of the annual base salary based upon the achievement of certain objectives such as the Board shall determine and (iii) options to purchase shares of common stock of the Company as the Board may grant. When and if granted, the options will have an exercise price equal to the closing price of the Company’s common stock on the date of the approval, and 2% of the grant will vest each month from the grant date until fully vested, in accordance with the Company’s Amended and Restated 2013 Stock Plan and 2019 Stock Plan. The options will expire 10 years from the grant date, subject to Dr. Berger’s continuing service with the Company. Mr. Berger will also receive the standard benefits available to other similarly situated employees.

In addition, if the Company terminates Dr. Berger’s employment without Cause (as defined in the employment agreement) within the 12-month period beginning on the date of a Change in Control, Dr. Berger will be entitled to (i) a single lump sum payment equal to his annual base salary, (ii) continued health benefits for 12 months, (iii) immediate vesting of all outstanding equity awards granted to Dr. Berger.

A copy of the employment agreement is filed herewith as Exhibit 10.4 and is incorporated hereby reference. The above description is only a summary of the terms of the employment agreement and does not purport to be complete description of such document and are qualified in their entirety by reference to the employment agreement.

ITEM 6. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location

3.1	Certificate of Incorporation of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on April 17, 2013).

3.2	Certificate of Amendment to Certificate of Incorporation filed January 7, 2014 (incorporated by reference to Exhibit 3.5 to Form S-1 filed on January 31, 2014).

3.3	Certificate of Amendment to Certificate of Incorporation filed February 3, 2014. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 7, 2014).

3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 4, 2015).

3.5	Certificate of Amendment to Certificate of Incorporation, as amended, filed on February 26, 2018 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 26, 2018).

3.6	Certificate of Amendment to Certificate of Incorporation, as amended, filed on March 6, 2019 (incorporated by reference to Exhibit 3.7 to Form 10-K filed on March 15, 2019).

3.7	Certificate of Amendment to Certificate of Incorporation, as amended, filed on June 16, 2020 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 16, 2020).

3.8	Amended and Restated Bylaws, dated August 8, 2018 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on August 9, 2018).

3.9	Amendment to the Amended and Restated Bylaws, dated May 7, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 5, 2020).

4.1	Form of Pre-Funded Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 24, 2020).

4.2	Form of Pre-Funded Common Stock Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 18, 2020).

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 18, 2020).

10.2	Amendment to Warrant to Purchase Common Stock of Actinium Pharmaceuticals, Inc., dated March 14, 2017, issued to Sandesh Seth.	Attached

10.3**	Employment Agreement, dated August 12, 2020, by and between Actinium Pharmaceuticals, Inc. and Sandesh Seth.	Attached

10.4**	Employment Agreement, dated August 12, 2020, by and between Actinium Pharmaceuticals, Inc. and Steve O’Loughlin.	Attached

10.5**	Employment Agreement, dated August 12, 2020, by and between Actinium Pharmaceuticals, Inc. and Dale Ludwig.	Attached

10.6**	Employment Agreement, dated August 12, 2020, by and between Actinium Pharmaceuticals, Inc. and Mark Berger.	Attached

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached

32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

32.2	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

101.INS	XBRL Instance Document	Attached

101.SCH	XBRL Taxonomy Extension Schema Document	Attached

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Attached

*	The Exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.
**	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTINIUM PHARMACEUTICALS, INC.

Date: August 14, 2020	By:	/s/ Sandesh Seth
Sandesh Seth
Chairman and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Steve O’Loughlin
Steve O’Loughlin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)