Form 10-Q
period 2020-09-30
Actinium Pharmaceuticals, Inc.
filed 2020-10-23
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of October 23, 2020: 13,586,525

Actinium Pharmaceuticals, Inc.

FORM 10-Q

For the nine months ended September 30, 2020

i

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2020 and December 31, 2019, and the results of operations and cash flows for the three and nine months ended September 30, 2020 and 2019, respectively, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2019 in the Company’s Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.

Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$48,234	$9,254
Restricted cash – current	48	48
Prepaid expenses and other current assets	898	786
Total Current Assets	49,180	10,088

Property and equipment, net of accumulated depreciation of $272 and $237, respectively	87	113
Operating leases right-of-use assets	659	807
Finance leases right-of-use assets	160	221
Security deposit	50	50
Restricted cash	391	391
Total Assets	$50,527	$11,670

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$4,223	$4,598
Note payable	38	381
Operating leases current liability	335	286
Finance leases current liability	84	79
Total Current Liabilities	4,680	5,344

Long-term operating leases obligations	333	531
Long-term finance leases obligations	87	151
Total Liabilities	5,100	6,026

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 13,586,525 and 5,490,038 shares issued and outstanding, respectively	14	5
Additional paid-in capital	270,007	214,397
Accumulated deficit	(224,594)	(208,758)
Total Stockholders’ Equity	45,427	5,644

Total Liabilities and Stockholders’ Equity	$50,527	$11,670

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019

Revenue	$-	$-	$-	$-

Operating expenses:
Research and development, net of reimbursements	3,788	4,830	11,446	13,176
General and administrative	1,825	1,822	4,512	4,262
Total operating expenses	5,613	6,652	15,958	17,438

Loss from operations	(5,613)	(6,652)	(15,958)	(17,438)

Other income:
Interest income - net	73	53	123	141
Total other income	73	53	123	141

Net loss	$(5,540)	$(6,599)	$(15,835)	$(17,297)

Deemed dividend for warrant down-round protection provision	-	-	(1)	(1)
Net loss applicable to common stockholders	$(5,540)	$(6,599)	$(15,836)	$(17,298)

Net loss per share of common stock – basic and diluted	$(0.36)	$(1.21)	$(1.46)	$(3.60)
Weighted average shares of common stock outstanding, including outstanding pre-funded warrants– basic and diluted	15,432,857	5,444,600	10,875,712	4,802,398

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2020

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2020	5,490,038	$5	$214,397	$(208,758)	$5,644

Stock-based compensation	-	-	372	-	372
Sale of common stock, net of offering costs	337,944	1	2,673	-	2,674
Net loss	-	-	-	(5,670)	(5,670)
Balance, March 31, 2020	5,827,982	6	217,442	(214,428)	3,020

Stock-based compensation	5,240	-	210	-	210
Issuance of common stock from exercise of pre-funded warrants	1,200,000	1	3	-	4
Sale of common stock and pre-funded warrants, net of offering costs	6,138,602	6	52,159	-	52,165
Deemed dividend for warrant down-round protection provision	-	-	1	(1)	-
Net loss	-	-	-	(4,625)	(4,625)
Balance, June 30, 2020	13,171,824	13	269,815	(219,054)	50,774

Stock-based compensation	1,023	-	288	-	288
Issuance of common stock from exercise of warrants and stock options	2,609	-	37	-	37
Issuance of common stock from exercise of pre-funded warrants	411,069	1	1	-	2
Costs related to prospectus filed on Form S-3	-	-	(134)		(134)
Net loss	-	-	-	(5,540)	(5,540)
Balance, September 30, 2020	13,586,525	$14	$270,007	$(224,594)	$45,427

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2019

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2019	3,856,768	$4	$195,666	$(186,857)	$8,813

Stock-based compensation	74	-	316	-	316
Issuance of common stock from exercise of warrants	83,542	-	1,504	-	1,504
Sale of common stock, net of offering costs	30,817	-	380	-	380
Net loss	-	-	-	(5,670)	(5,670)
Balance, March 31, 2019	3,971,201	4	197,866	(192,527)	5,343

Stock-based compensation	-	-	277	-	277
Issuance of common stock from exercise of warrants	1,249	-	-	-	-
Sale of common stock and warrants, net of offering costs	1,428,667	1	15,107	-	15,108
Deemed dividend for warrant down-round protection provision	-	-	1	(1)	-
Net loss	-	-	-	(5,027)	(5,027)
Balance, June 30, 2019	5,401,117	5	213,251	(197,555)	15,701

Stock-based compensation	13,069	-	391	-	391
Sale of common stock and warrants, net of offering costs	75,851	-	444	-	444
Net loss	-	-	-	(6,600)	(6,600)
Balance, September 30, 2019	5,490,037	$5	$214,086	$(204,155)	$9,936

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Nine Months Ended September 30,
	2020	2019
Cash Flows From Operating Activities:
Net loss	$(15,835)	$(17,297)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	870	984
Depreciation & amortization expenses	327	316
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(112)	426
Accounts payable and accrued expenses	(375)	(681)
Operating lease liabilities	(234)	(199)
Net Cash Used In Operating Activities	(15,359)	(16,451)

Cash Flows Used In Investing Activities:
Purchase of property and equipment	(8)	(59)
Net Cash Used In Investing Activities	(8)	(59)

Cash Flows From Financing Activities:
Payments on note payable	(343)	(224)
Payments on finance leases	(58)	(54)
Sales of shares of common stock and pre-funded warrants, net of costs	54,705	-
Sales of shares of common stock and warrants, net of costs	-	15,932
Proceeds from exercise of pre-funded warrants	6	-
Proceeds from exercise of warrants and stock options	37	1,504
Net Cash Provided By Financing Activities	54,347	17,158

Net change in cash, cash equivalents, and restricted cash	38,980	648
Cash, cash equivalents, and restricted cash at beginning of period	9,693	14,104
Cash, cash equivalents, and restricted cash at end of period	$48,673	$14,752

Supplemental disclosure of cash flow information:
Cash paid for interest	$7	$5
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash flow information:
Deemed dividend for warrant down-round protection provision	$1	$1

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Nature of Business - Actinium Pharmaceuticals, Inc. (the “Company”, “Actinium”, or “We”) is a clinical-stage, biopharmaceutical company applying its proprietary platform technology and deep understanding of radiobiology to the development of novel targeted therapies known as ARCs, or Antibody Radiation-Conjugates.

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

Impact of COVID–19 Pandemic on Financial Statements - In December 2019, a novel strain of COVID-19 was reported in China. Since then, COVID-19 has spread globally. The spread of COVID-19 from China to other countries has resulted in the World Health Organization (“WHO”) declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and have closed non-essential businesses, and many local jurisdictions continue to have such restrictions in place.

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

The following is a summary of cash, cash equivalents and restricted cash at September 30, 2020 and December 31, 2019:

(in thousands)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$48,234	$9,254
Restricted cash – current	48	48
Restricted cash – long-term	391	391
Cash, cash equivalents and restricted cash	$48,673	$9,693

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

Net Loss Per Common Share - Basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the reporting period. For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common shares underlying common stock options and warrants using the treasury stock method. The Company issued pre-funded warrants in April 2020 and June 2020 that are considered outstanding shares for the purposes of calculating net loss per common share, see Note 4 for additional information. Since the shares underlying the outstanding 1.8 million pre-funded warrants are issuable for negligible consideration and are fully vested and exercisable, they are considered outstanding for the calculations of both basic and diluted loss per share.

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive. For the nine months ended September 30, 2020 and 2019, the Company’s potentially dilutive shares, which include outstanding common stock options and warrants have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

(in thousands)	September 30, 2020	September 30, 2019
Options	750	398
Warrants	2,113	2,878
Total	2,863	3,276

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

Accounting Standards Recently Issued

In August 2020, FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the ASU eliminated the need for the Company to assess whether a contract on the entity’s own equity (1) permits settlement in unregistered shares, (2) whether counterparty rights rank higher shareholder’s rights, and (3) whether collateral is required. In addition, the ASU requires incremental disclosure related to contracts on the entity’s own equity and clarifies the treatment of certain financial instruments accounted for under this ASU on earnings per share. This ASU may be applied on a full retrospective of modified retrospective basis. This ASU is effective January 1, 2022 and interim periods presented. Early adoption of the ASU is permitted by the Company effective January 1, 2021. The Company is in the process of assessing the adoption of the ASU on the Company’s financial statements.

Note 2 - Commitments and Contingencies

Agreements

The Company has entered into agreements with third parties for the rights to certain intellectual property, manufacturing and clinical trial services under which the Company may incur obligations to make payments including upfront payments as well as milestone and royalty payments. Notable inclusions in this category are:

a.	Oak Ridge National Laboratory (“ORNL”) – The Company is contracted to purchase radioactive material to be used for research and development, with a renewal option at the contract end. During the nine months ended September 30, 2020 and 2019, the Company purchased material from ORNL of $0.2 million and $0.2 million, respectively. In November 2019, the Company signed a contract with ORNL to purchase $0.3 million of radioactive material during calendar year 2020.

b.	On June 15, 2012, the Company entered into a license and sponsored research agreement with Fred Hutchinson Cancer Research Center (“FHCRC”) to build upon previous and ongoing clinical trials with BC8 (licensed antibody). FHCRC has completed both a Phase 1 and Phase 2 clinical trial with BC8. The Company has been granted exclusive rights to the BC8 antibody and related master cell bank developed by FHCRC. A milestone payment of $1 million will be due to FHCRC upon FDA approval of the first drug utilizing the licensed BC 8 antibody. Upon commercial sale of the drug, royalty payments of 2% of net sales will be due to FHCRC.

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

At September 30, 2020, the Company has an operating lease for corporate office space and two finance leases for office equipment and furniture located in the corporate office space. In addition, the Company has auxiliary corporate office space that it rents on a month-to-month basis; this rental is accounted for as an operating lease with the same term as the Company’s main office in the same building.

The components of lease expense are as follows:

	Three months ended		Nine months ended
(in thousands)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating lease expense	$93	$93	$279	$279

Finance lease cost
Amortization of right-to-use assets	$20	$20	$61	$61
Interest on lease liabilities	$4	$6	$12	$17
Total finance lease cost	$24	$26	$73	$78

Supplemental cash flow information related to leases are as follows:

Cash flow information:	Nine months ended
(in thousands)	September 30, 2020	September 30, 2019

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow use from operating leases	$281	$265
Operating cash flow use from finance leases	$12	$17
Financing cash flow use from finance leases	$58	$54

Non-cash activity:

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$83	$963
Finance Leases	$-	$241

Weighted average remaining lease terms are as follows at September 30, 2020:

Weighted average remaining lease term:
Operating leases	1.9 years
Finance Leases	2.0 years

As the Company’s leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available at adoption date in determining the present value of lease payments. Below is information on the weighted average discount rates used:

Weighted average discount rates:
Operating leases	8%
Finance Leases	8%

Maturities of lease liabilities are as follows:

(in thousands) Year ending December 31,	Operating Leases	Finance Leases
2020 (excluding nine months ended September 30, 2020)	93	24
2021	377	94
2022	252	64
2023	-	4
Total lease payments	$722	$186
Less imputed interest	(54)	(15)
Present value of lease liabilities	$668	$171

Note 4 - Equity

In August 2020, the Company entered into the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC (“JonesTrading”), pursuant to which the Company may sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of its common stock. Shares of common stock are offered pursuant to the Company’s shelf registration statement on Form S-3 filed with the SEC on August 7, 2020. As of September 30, 2020, $200 million of common stock remained available for issuance under the program.

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

During the nine months ended September 30, 2020, holders of 1.4 million pre-funded April 2020 warrants exercised their warrants at $0.003 per share and received 1.4 million shares of common stock.

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

During the nine months ended September 30, 2020, holders of 0.2 million pre-funded June 2020 warrants exercised their warrants at $0.003 per share and received 0.2 million shares of common stock and holders of April 2019 warrants exercised their warrants at $15.00 per share and received 2 thousand shares of common stock.

In December 2018, the Company entered into the Amended and Restated At Market Issuance Sales Agreement with B. Riley FBR, Inc. and JonesTrading, pursuant to which the Company conducted its at-the market program. During the nine months ended September 30, 2020, the Company sold 0.3 million shares of common stock through its at-the-market program, resulting in net proceeds of $2.5 million.

In October 2018, the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into a purchase agreement and a registration rights agreement, pursuant to which the Company has the right to sell to Lincoln Park shares of the Company’s common stock having an aggregate value of up to $32.5 million, subject to certain limitations and conditions set forth in the agreement. During the nine months ended September 30, 2020, the Company elected to sell to Lincoln Park 27 thousand shares and received $0.2 million.

In June 2020, the Company issued 5 thousand shares of restricted common stock, valued at $30 thousand, for consulting services.

During the nine months ended September 30, 2019, holders of March 2018 series A warrants exercised 83 thousand shares, resulting in the Company receiving $1.5 million. The remaining March 2018 series A warrants expired in March 2019.

The Company has an outstanding warrant to purchase 1,907 shares of common stock, issued on March 14, 2017 to Sandesh Seth, the Company’s Chairman and Chief Executive Officer. The warrant included down-round protection up until it was amended on August 11, 2020. For warrants with down-round protection, a deemed dividend is recorded for the change in fair value of the warrants when the down-round provision is triggered. As a result of the April 2019 offering, the exercise price of the warrant was reset from $37.50 per share to $26.40 per share. As a result of the April 2020 offering and June 2020 offering, the exercise price of the warrant was reset from $26.40 per share to $15.61515 per share. The down-round protection provision in the above warrants created a deemed dividend to common stockholders of $1 thousand in the nine months ended September 30, 2020 and 2019, which are reflected in the accompanying consolidated statement of operations and consolidated statement of changes in stockholders’ equity. On August 11, 2020, the Company and Mr. Seth agreed to amend the warrant to remove the anti-dilution provision that had been in the warrant. Accordingly, pursuant to the amendment, as of August 11, 2020, the exercise price of the warrant will no longer be subject to a proportional adjustment if and when the Company issues any shares of its common stock for a consideration less than the exercise price of the warrant. All other terms of the warrant remained the same.

Stock Options

The following is a summary of stock option activity for the nine months ended September 30, 2020:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	380	$35.10	7.88	$-
Granted	390	9.69
Cancelled	(20)	16.12
Outstanding, September 30, 2020	750	22.43	8.61	444

Exercisable, September 30, 2020	216	51.98	6.54	109

During the nine months ended September 30, 2020, the Company granted its employees 0.4 million options to purchase the Company’s common stock with an exercise price ranging from $9.55 to $17.70 per share, a term of 10 years, and a vesting period of 4 years. The options have an aggregated fair value of $2.6 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate range from 0.34% to 0.41% (2) expected life of 6 years, (3) expected volatility range from 83.6% to 84.7%, and (4) no expected dividends. During the nine months ended September 30, 2020, options to purchase 20 thousand shares were cancelled upon the termination of employment for several employees.

The fair values of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at September 30, 2020 was $3.7 million related to unvested options, which is expected to be expensed over a weighted average of 3.4 years. During the nine months ended September 30, 2020 and 2019, the Company recorded compensation expense related to stock options of $0.8 million and $0.9 million, respectively.

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

Following is a summary of pre-funded warrant activity for the nine months ended September 30, 2020.

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2019	-	$-	$-
Granted	3,459	0.003
Exercised	(1,611)	0.003
Outstanding, September 30, 2020	1,848	$0.003	$17,900

Exercisable, September 30, 2020	1,848	$0.003	$17,900

Warrants

Following is a summary of warrant activity for the nine months ended September 30, 2020:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, December 31, 2019	2,871	$20.71	2.95	$301
Granted	-	-
Exercised	(2)	15.00
Cancelled/Expired	(756)	21.00
Outstanding, September 30, 2020	2,113	$20.61	3.01	$454

Exercisable, September 30, 2020	2,111	$20.62	3.01	$454

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

Description of Business

Actinium Pharmaceuticals, Inc. is a clinical-stage, biopharmaceutical company applying its proprietary platform technology and deep understanding of radiobiology to the development of novel targeted therapies known as Antibody Radio-Conjugates (“ARCs”). Radiation is an effective therapeutic modality that is used in the treatment of over fifty percent of all cancer patients and is often combined with chemotherapy, immunotherapy and other treatments for greater therapeutic effect. Radiation is typically administered via an external beam source from outside the body, leading to off-target exposure to normal healthy tissue and organs, which can constrain the amount of radiation that can be administered to patients due to associated dose-limiting toxicities. In addition, use of external beam radiation is largely limited to solid tumors and cannot be used in blood cancers, which are diffuse throughout the body of a patient. ARCs combine the cell-killing ability of radiation via a radioisotope payload with a targeting agent, such as a monoclonal antibody to deliver radiation in a precise manner inside the body to specific, targeted cells, to potentially achieve greater efficacy with lower toxicity than with external beam radiation. ARCs enable a broader usage of radiation than external beam radiation as they can be used in the treatment of both solid tumors and blood cancers. Blood or hematologic cancers are known to be highly sensitive to radiation. Our clinical pipeline is focused on ARCs targeting the antigens CD45 and CD33, both of which are expressed in multiple hematologic cancers. Our clinical programs are focused on two primary areas: (1) targeted conditioning prior to a bone marrow transplant (“BMT”), adoptive cell therapy (“ACT”) such as CAR-T or gene therapy and (2) ARC therapeutic combinations with other agents. Our product development strategy is actively informed by clinical data with our ARCs in over 500 patients, including the ongoing SIERRA trial. Our clinical pipeline has emanated from our Antibody Warhead Enabling (“AWE”) technology platform, which is protected by over 130 issued and pending patents, trade secrets and know-how and is being utilized in a collaborative research partnership with Astellas Pharma, Inc.

We are advancing the only multi-target, multi-indication, clinical-stage pipeline for targeted conditioning and the only ARC-based targeted conditioning regimens in development. Our ARCs for targeted conditioning are intended to potentially enable improved access and outcomes to cell-based therapies with curative potential, including BMT, ACT, and Gene Therapy. Conditioning in the context of BMT, ACT or Gene Therapy is the act of depleting certain blood and immune-forming cells, including bone marrow stem cells and, in some cases, cancer cells prior to transplanting new cells into a patient. Currently, conditioning is accomplished using a combination of chemotherapeutic agents and external radiation. These non-targeted conditioning regimens are highly toxic and may prevent a patient from receiving a potentially curative therapy and hinder outcomes. ARCs have the potential to increase patient access and outcomes by way of their ability to selectively deplete targeted cells while sparing normal healthy cells, resulting in potentially lower systemic and off-target toxicities. We use our ARCs both at high isotope dose levels to achieve myeloablation, which fully depletes bone marrow stem cells and at lower isotope dose levels to achieve lymphodepletion, which spares bone marrow stem cells from depletion. In addition, dosing may be titrated downward from myeloablative doses to achieve partial myeloablation, which may be appropriate for certain gene therapy programs.

CD45 Targeted Conditioning Program

Our CD45 ARC is comprised of the anti-CD45 monoclonal antibody known as apamistamab (formerly BC8) and the radioisotope Iodine-131 (“I-131”). CD45 is an antigen expressed on leukemia, lymphoma and myeloma cancer cells, as well as nucleated immune cells including bone marrow stem cells, but is not expressed outside of the hematopoietic, or blood, system. This unique expression on blood cancer and immune cells enables simultaneous depletion of both cell types, making CD45 an optimal antigen for targeted conditioning applications. CD45 is a cell surface antigen with an average expression of 200,000 copies per cell, however, it only internalizes at a rate of 10-15%. We believe our ARC approach is the most effective method to target CD45 positive cells, as the radioisotope payload linear energy transfer can readily ablate a targeted cell without requiring payload internalization like an antibody drug conjugate or without relying on biological effector function processes like a naked antibody. Furthermore, since CD45 expression level varies from low to high antigen density as the immune cells become more terminally differentiated, we can selectively condition depending on the therapeutic application, from full myeloablation to transient lymphodepletion, by adjusting the dose or intensity of the I-131 isotope payload. Full myeloablation can be achieved with high doses of I-131, as its energy pathlength and crossfire effect can penetrate into bone marrow niches to target and deplete blood and immune system forming bone marrow stem cells. Myeloablation is applicable to autologous or allogeneic BMT and to autologous gene-edited or modified therapies that can reconstitute a patient’s blood and immune systems. Alternatively, low doses of I-131 can be transiently lymphodepleting and spare a patient’s bone marrow stem cells, which we believe is ideal for ACT applications such as CAR-T. We intend to develop our CD45 targeted conditioning program for BMT, ACT and Gene Therapy applications for malignant and non-malignant diseases.

Our lead CD45 targeted conditioning product candidate is Iomab-B, which uses high doses of I-131 to achieve myeloablative conditioning prior to a BMT. Iomab-B is currently being studied in the pivotal Phase 3 Study of Iomab-B in Elderly Relapsed or Refractory AML, or SIERRA, clinical trial for targeted conditioning prior to an allogeneic BMT for patients with active, relapsed or refractory (“R/R”) Acute Myeloid Leukemia, or AML, who are age 55 or older. Patients with active, R/R AML are not normally considered eligible for BMT and the SIERRA trial is the only randomized Phase 3 trial to offer BMT as a treatment option for this patient population. The SIERRA trial compares outcomes of patients randomized to receive Iomab-B and a BMT (the study arm) to those patients randomized to receive physician’s choice of salvage chemotherapy (the control arm). Salvage chemotherapy is also defined as conventional care, as no standard of care exists for this patient population. Patients who fail to achieve a CR or Complete Response on the control arm are ineligible to proceed to a BMT, but the trial design permits these patients to “cross over” to receive the study arm treatment if they meet the eligibility criteria. The primary endpoint of the SIERRA trial is durable Complete Remission (“dCR”) of 180 days and the secondary endpoint is one-year Overall Survival (“OS”). When the crossover patients receive Iomab-B and BMT, they have not achieved remission with their salvage therapy and are considered to be failures for the primary endpoint of the study. The SIERRA trial is currently active at 20 sites in the United States and Canada, which includes many of the leading BMT sites based on volume. We expect to complete enrollment of the SIERRA trial and have topline data that we believe will support the submission of a Biologics License Application, or BLA, with the U.S. Food and Drug Administration, or FDA, in 2021. If approved, we expect our initial commercial launch would target the leading 50-100 BMT and medical centers that perform the vast majority of BMT’s in the United States. In the European Union (“EU”), we received favorable feedback from the European Medicines Agency (“EMA”) via their scientific advice program that the trial design, primary endpoint and planned statistical analysis from the SIERRA trial are acceptable as the basis for a Marketing Authorization Application, or MAA. Additionally, the EMA commented that it does not anticipate the need for further standalone preclinical toxicology or safety studies. Overall, transplant procedures in the EU are approximately fifty percent higher than in the United States with a similar market dynamic, with a majority of BMT volume being conducted in a concentrated number of leading medical centers. We intend to secure a partner for Iomab-B in the EU.

Safety and feasibility data from the first 75 patients enrolled on the SIERRA trial, which represents 50% of the total of 150 patients to be enrolled in the trial, was presented in an oral presentation at the Transplantation & Cellular Therapy (“TCT”) Meetings of the American Society for Transplantation and Cellular Therapy (“ASTCT”) and Center for International Bone & Marrow Transplant Research (“CIBMTR”) in February 2020. It was reported that 100% of patients (31/31) on the study arm that received a therapeutic dose of Iomab-B received a BMT, with a median time to BMT of 30 days, and all patients achieved neutrophil and platelet engraftment in a median time of 20 days despite a high median blast count of 30%. On the control arm, only 18% of patients (7/38) achieved remission after salvage therapy, and then received a BMT with a median time to BMT of 67 days and median blast count of 26%. Of the 82% of patients failing to achieve a CR with conventional care (31/38), 20 patients were eligible to cross over to receive Iomab-B followed by transplant. These patients are considered as having failed the primary endpoint of the study. All crossover patients who received the therapeutic dose of Iomab-B (20/20) received a BMT, with a median time to BMT of 64 days and they achieved engraftment in a median time of 19 days despite high median blast count of 35% at time of crossover. It was also reported that 100-day non-relapse transplant-related mortality (100-day TRM) of the study or Iomab-B arm was only 6% (2/31) of patients that received a BMT compared to 29% of patients (2/7) who received a BMT after salvage therapy on the control arm. The universal engraftment rate and low 100-day TRM rate of the Iomab-B arm resulted in 29 patients potentially evaluable for the primary endpoint compared to 5 patients in the control arm, a nearly six times difference.

We have reached 75% enrollment in the SIERRA trial. We expect to present safety and feasibility data including rates of BMT engraftment, 100-day TRM and key safety metrics from 113 patients, representing 75% of the planned 150-patient enrollment, as we did on the first 25% and 50% of patients. In addition, rates of CR and rates of patients that did not achieve CR who then received Iomab-B, defined as failures for the primary endpoint, will be reported for patients randomized to the control arm.

The SIERRA trial is powered to show a two-times difference in the primary endpoint of dCR at 180 days at full enrollment of the study. The SIERRA trial design allowed for up to two ad hoc interim analyses of the primary endpoint exercisable at our discretion and triggered by an enrollment range of 70 to 110 patients. We exercised a single ad hoc interim analysis in the second quarter of 2020 based on the data reported from SIERRA thus far that is consistent with prior findings with Iomab-B and have updated and shared the updated SIERRA trial protocol and statistical analysis plan with the FDA to reflect the single ad hoc interim analysis. With a single ad hoc interim analysis exercised, the final analysis on full enrollment of 150 patients would be conducted with a p-value of 0.046 defining success of the trial. The interim analysis is expected to be completed in the fourth quarter of 2020 and could result in a recommendation for early termination of the trial for futility of one of the arms, or a continuation of the trial. The company intends to consult with the FDA should the recommendation be to terminate the study due to futility of the control arm.

Our Iomab-ACT program is intended for targeted conditioning prior to ACT or Gene Therapy and uses the same I-131-apamistamab ARC construct as Iomab-B at varying doses. At lower doses of one-eighth to one-sixth of the myeloablative dose, it is applicable for lymphodepletion prior to CAR-T or certain Gene Therapy applications where stem cell myeloablation is not necessary. At higher doses it is applicable for Gene Therapy applications where stem cell myeloablation is necessary.

We believe our Iomab-ACT program is highly differentiated when compared to Fludarabine and Cyclophosphamide (“Flu/Cy”) or other chemotherapy-based regimens that are used as the standard of practice today for lymphodepletion prior to CAR-T. CD45 is an antigen expressed on certain immune cell types that are relevant to the mechanism of CAR-T therapies including lymphocytes, regulatory T-cells and macrophages that have been associated with clinical responses that may limit the safety, efficacy and durability of response of these CAR-T therapies including CRS and neurotoxicity. Some of these limitations may be attributable to the chemotherapy-based conditioning agents that are being used prior to CAR-T therapies. Preclinical data supporting the rational for our Iomab-ACT program was presented at multiple medical conferences in 2019. Unlike chemotherapy, Iomab-ACT is targeted in nature and, due to this CD45-directed targeting, we expect we can improve CAR-T cell expansion, potentially resulting in responses that are more durable, but also resulting in reduced CAR-T related toxicities. Importantly, we expect the Iomab-ACT program construct to enable lymphodepletion through a single-dose, outpatient administration versus Flu/Cy or other chemotherapy-based lymphodepletion regimens that can require multiple infusion cycles over several days. Because of this potentially superior profile, the Iomab-ACT construct could result in improved access to CAR-T therapy and better outcomes.

In October 2020, we announced a clinical collaboration with Memorial Sloan Kettering Cancer Center (“MSK”) to use our Iomab-ACT for targeted conditioning prior to administration of MSK’s 19-28z CD19 targeting CAR-T in patients with relapsed or refractory B-cell acute lymphoblastic leukemia (“ALL”) or diffuse large B-cell lymphoma (“DLBCL”). We have been awarded Small Business Technology Transfer (“STTR”) Fast-Track grant funding from the National Institutes of Health (“NIH”) to fund this trial with MSK being a co-recipient on this grant. This is a first of its kind study to use an ARC-based conditioning regimen with CAR-T therapy. The hypothesized rationale for this study is that Iomab-ACT depletes CD45 expressing immune cells implicated in CAR-T related toxicities, resulting in an optimal homeostatic environment for the CAR-T cells and possibly exerts an anti-tumor effect on the chemotherapy-refractory B-ALL cells that are sensitive to radiation, resulting in reduced disease burden prior to CAR-T administration. Results with MSKCC’s 19-28z CD-19 CAR-T in 53 patients with R/R B-ALL published in the New England Journal of Medicine reported complete remissions in 83% (44/53) of patients, which compares favorably to standard chemotherapy regimens that have complete remission rates of 18% - 45% in this patient population. Median event-free survival (EFS) was 6.1 months and median overall survival (OS) was 12.9 months at a median follow up period of 29 months (range 1 – 65 months). There was a 26% (14/53) rate of Grade 3 or greater cytokine release syndrome (“CRS”) and a 42% rate of Grade 3 or 4 neurotoxicity reported. The study will evaluate the feasibility of using an ARC-based conditioning regimen with CAR-T therapy and will evaluate safety measures including incidence of CRS and neurotoxicity and efficacy measures including responses and survival outcomes. Proof of concept data from this study is expected in 2021.

In January 2020, we announced a collaboration with University of California Davis to utilize Iomab-ACT conditioning in an ongoing Phase 1/2 trial with a novel anti-HIV autologous stem cell gene therapy for patients with HIV-related lymphoma. We believe this to be the first Gene Therapy trial to use an ARC-based conditioning regimen. I-131-Apamistamab has clinical proof of concept as a targeted conditioning regimen for patients with high-risk, relapsed or refractory lymphoma prior to an autologous stem cell transplant from a previous study, where a favorable safety profile with no dose-limiting toxicities and minimal non-hematologic toxicities were observed and promising efficacy with median overall survival not reached (range: 29 months to not reached) and 31% of patients in prolonged remission at a median of 36 months follow up (range: 25 – 41 months). In this study, Iomab-ACT is intended to replace the chemotherapy-based condition regimen known as BEAM (BCNU/carmustine, etoposide, cytarabine, and melphalan) to simultaneously kill the patient’s lymphoma cells and deplete the patient’s stem cells to make room for the transplant. Upon engraftment, the transplanted gene-modified autologous stem cells containing three anti-HIV genes are intended to equip the patient with a new immune system that is resistant to the HIV virus. Iomab-ACT will be substituted for BEAM in the ongoing Phase 1/2 trial and we expect to have clinical proof of concept data in 2021.

CD33 Program: Therapeutic Combinations and Targeted Conditioning

Our CD33 program is evaluating the clinical utility of Actimab-A, an ARC comprised of the anti-CD33 mAb lintuzumab linked to the potent alpha-emitting radioisotope Actinium-225 (“Ac-225”). CD33 is expressed in the majority of patients with AML and myelodysplastic syndrome (“MDS”) as well as approximately one-third of patients with multiple myeloma. Our CD33 development program is driven by data obtained from over one hundred treated patients, including results from a Phase 1/2 trial that was conducted in 58 patients with newly diagnosed AML, which was completed in 2018. This clinical data, as well as our experience with Iomab-B, is shaping a two-pronged approach with our CD33 program, where at high doses we are exploring its use for targeted conditioning and at low doses we are exploring its use for therapeutic combinations with other treatment modalities.

We believe that radiation via an ARC can be synergistic when used in combination with chemotherapy, targeted agents and immunotherapy based on mechanistic rationales supported by our own clinical data, preclinical research and scientific and clinical evidence in the literature. We have prioritized our efforts and resources in favor of combination trials for our CD33 program development strategy rather than single agent trials, at this time. Our CD33 ARC development program encompasses the following ongoing trials:

Combination Trials:

●	Phase 1 investigator initiated Actimab-A + CLAG-M combination trial with the salvage chemotherapy regimen CLAG-M (cladribine, cytarabine, filgrastim and mitoxantrone) for fit patients age 18 and above with relapsed or refractory AML at the Medical College of Wisconsin. In September 2020, we announced that we completed the planned enrollment of the Phase 1 trial and expect to have data from the third and final dose cohort of 0.75 µCi/kg of Actimab-A with CLAG-M by the end of 2020.We will continue development of this program as efficiently as possible upon taking into consideration results from the entire Phase 1 trial. . At the 2019 American Society of Hematology Annual Meeting, it was reported that 86% of patients (6/7) receiving 0.50 µCi/kg of Actimab-A, and CLAG-M achieved a complete remission after receiving Actimab-A + CLAG-M, which is nearly 60% greater than the 55% remission rate observed in a study of CLAG-M alone conducted at MCW in the same R/R AML patient population. In addition, 71% of these patients (5/7) achieved negative minimal residual disease status, indicating that these are deep remissions. The 0.50 µCi/kg dose of Actimab-A was shown to be subtherapeutic as a single agent. The combination of Actimab-A + CLAG-M is supported by mechanistic rationale for combining inhibitors of DNA replication and/or repair processes such as mitoxantrone, a topoisomerase-II inhibitor, and radiation, as imparted by tumor targeting of Ac-225 with Actimab-A. The Actimab-A + CLAG-M combination study has provided proof of principle that the addition of subtherapeutic doses of Actimab-A to other AML therapies can lead to well tolerated regimens with improved responses.

●	Phase 1/2 Actimab-A + Ven combination trial with the BCL-2 inhibitor Venetoclax (“Ven”) for fit and unfit patients age 18 and above with relapsed or refractory AML. This multi-center trial is being led by UCLA Medical Center. In September 2020, we announced that we successfully completed enrollment of the first dose cohort and are continuing to advance to the next cohort of this dose-escalation trial. This combination is supported by mechanistic evidence in preclinical studies using Ven-resistant AML tumor cell lines. In these models, we have demonstrated that Actimab-A can deplete Mcl-1 and Bcl-XL, two proteins implicated in mediating resistance to venetoclax, in addition to causing potentially lethal double-stranded DNA breaks in these CD33 expressing cells. Furthermore, in vivo studies in animal models of Ven-resistant AML demonstrated robust tumor regression and improved survival in cohorts receiving the Actimab-A Ven combination compared to Ven alone. The rationale for this clinical study is that the addition of Actimab-A will; 1) have a direct anti-tumor effect via double-stranded DNA breaks and 2) deplete Mcl-1 and BCL-XL making the AML cells more susceptible to Ven. Additional clinical trial sites are being activated and we expect to have first in-human data from this combination trial by year-end and Phase 1 proof-of-concept data from this combination study in 2021.

In addition to these active trials, we are working to identify additional modalities and agents that can be the basis for Actimab-A therapeutic combination by leveraging our expertise in radioimmunobiology.

Targeted Conditioning:

Actimab-MDS is our second clinical trial focused on targeted conditioning, in this case for patients with high-risk MDS and is our second pivotal program. Actimab-MDS is informed by prior experience with our CD33 ARC in multiple trials for patients with AML, and for patients that have progressed from MDS to AML, which is also known as secondary AML. Data from these trials showed that our CD33 ARC had single-agent activity capable of producing complete remissions (CRs) in certain patients at varying dose levels with minimal non-hematologic extramedullary toxicities. However, dose-dependent myelosuppression, a class effect of CD33 directed therapies, was seen in many of these patients. Given that myelosuppression is necessary prior to a BMT and that a BMT can rescue patients with myelosuppression, we decided to pursue a trial in targeted conditioning in high-risk MDS patients with this ARC in combination with Reduced Intensity Conditioning, or RIC, regimens. RIC regimens are comprised of low doses of chemotherapies such as fludarabine, cytarabine, busulfan or melphalan. A BMT is the only curative treatment option for these patients with high-risk MDS who have poor, or very poor cytogenetics. However, these patients have poor outcomes due to high relapse rates following a BMT. Based on our interactions with FDA to date, we will conduct a Phase 1 dose-finding clinical trial that will be followed by a randomized trial that, depending on the results observed, may potentially serve as a pivotal trial to support the submission of a BLA. We are currently finalizing discussions with the FDA.

Antibody Warhead Enabling Technology Platform

Our proprietary Antibody Warhead Enabling (“AWE”) Technology Platform is supported by intellectual property, know-how and trade secrets that cover the generation, development, methods of use and manufacture of ARCs and certain of their components. Our AWE technology patent portfolio includes 29 patent families comprised of over 130 issued and pending patent applications, of which 10 are issued and 31 pending in the United States, and 97 are issued or pending internationally. The effective life of the patents in our portfolio range from expirations between 2021 and 2040. Our technology enables the direct labeling, or conjugation and labeling, of a biomolecular targeting agent to a radionuclide warhead and its development and use as a therapeutic regimen for the treatment of diseases such as cancer. Our AWE intellectual property covers various methods of use for ARCs in multiple diseases, including indication, dose and scheduling, radionuclide warhead, and therapeutic combinations.

We recently enhanced our research and development capabilities by securing research facilities where we will focus on applying our AWE technology platform and radiobiology capabilities to the development of ARCs. Our R&D efforts will employ a multidisciplinary approach leveraging our team’s knowledge and experience in cancer cell biology, radiochemistry, radiation sciences, immunology and oncology drug development. We intend to focus on generating ARCs using our existing intellectual property, evaluating assets for in-licensing to complement our existing clinical pipeline and securing collaborations and partnerships with biopharmaceutical companies. By adding research and development capabilities to our clinical development and clinical supply chain capabilities, we seek to enable the rapid translation of radiotherapies.

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

Currently, the Phase 3 SIERRA trial for our lead program, Iomab-B, continues to remain active at a majority of our clinical trial sites and no sites are inactive due to COVID-19, with investigators providing feedback that recruitment and enrollment will remain active because of the acute nature of the disease, the high unmet needs of patients with relapsed or refractory AML, the potentially curative nature of BMT and the differentiated profile of Iomab-B. We also believe our earlier stage clinical trials for our CD33 program will also continue to recruit and enroll patients given the acute nature of relapsed or refractory AML. The continuation of the pandemic could adversely affect our planned clinical trial operations, including our ability to conduct the trials on the expected timelines and recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if their geography is impacted by the pandemic. Further, the continuation and/or resurgence of the COVID-19 pandemic could result in delays in our clinical trials due to prioritization of hospital resources toward the pandemic, restrictions in travel, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the pandemic may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us.

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

Results of Operations – Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Three Months Ended September 30,
(in thousands)	2020	2019

Revenue	$-	$-

Operating expenses:
Research and development, net of reimbursements	3,788	4,830
General and administrative	1,825	1,822
Total operating expenses	5,613	6,652

Other income:
Interest income – net	73	53
Total other income	73	53

Net loss	$(5,540)	$(6,599)

Revenue

We recorded no commercial revenue for the three months ended September 30, 2020 and 2019.

Research and Development Expense

Research and development expenses decreased $1.0 million to $3.8 million for the three months ended September 30, 2020 compared to $4.8 million for the three months ended September 30, 2019. The decrease in expenses was primarily due to manufacturing related to the antibody component of Iomab-B, as in prior periods we have manufactured sufficient antibody supply for the SIERRA trial and other planned trials.

General and Administrative Expenses

General and administrative expenses of $1.8 million for the three months ended September 30, 2020 were virtually unchanged from the prior-year three-month period.

Other Income

Other income is comprised of net interest income in both reporting periods. The amount for the three months ended September 30, 2020 of $73 thousand increased from $53 thousand for the three months ended September 30, 2019, as a result of higher cash balances due to our stock and warrant offerings in April and June 2020, partially offset by lower interest rates.

Net Loss

Net loss of $5.5 million for the three months ended September 30, 2020 decreased by $1.1 million from the prior-year comparison period due to lower research and development expenses.

Results of Operations – Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Nine Months Ended September 30,
(in thousands)	2020	2019

Revenue	$-	$-

Operating expenses:
Research and development, net of reimbursements	11,446	13,176
General and administrative	4,512	4,262
Total operating expenses	15,958	17,438

Other income:
Interest income – net	123	141
Total other income	123	141

Net loss	$(15,835)	$(17,297)

Revenue

We recorded no commercial revenue for the nine months ended September 30, 2020 and 2019.

Research and Development Expense

Research and development expenses decreased $1.7 million to $11.5 million for the nine months ended September 30, 2020 compared to $13.2 million for the nine months ended September 30, 2019. The decrease in expenses was primarily due to manufacturing related to the antibody component of Iomab-B, as in prior periods we have manufactured sufficient antibody supply for the SIERRA trial and other planned trials.

General and Administrative Expenses

General and administrative expenses of $4.5 million for the nine months ended September 30, 2020 increased $0.2 million compared to $4.3 million for the nine months ended September 30, 2019, primarily attributable to higher professional fees.

Other Income

Other income is comprised of net interest income in both reporting periods. The amount for the nine months ended September 30, 2020 of $123 thousand fell from $141 thousand for the nine months ended September 30, 2019 due to lower interest rates.

Net Loss

Net loss of $15.8 million for the nine months ended September 30, 2020 decreased $1.5 million from $17.3 million reported in the prior-year comparison period, primarily due to lower research and development expenses, slightly offset by higher general and administrative expenses.

Liquidity and Capital Resources

We have financed our operations primarily through sales of our common stock and warrants. The following table sets forth selected cash flow information for the periods indicated:

	For the Nine Months Ended September 30,
(in thousands)	2020	2019

Cash used in operating activities	$(15,359)	$(16,451)
Cash used in investing activities	(8)	(59)
Cash provided by financing activities	54,347	17,158

Net change in cash, cash equivalents and restricted cash	$38,980	$648

Net cash used in operating activities for the nine months ended September 30, 2020 of $15.4 million decreased by $1.1 million from $16.5 million in the prior-year period, reflecting the lower net loss due to lower research and development expenses, as well as the timing of payments to vendors.

Net cash provided by financing activities was $54.3 million for the nine months ended September 30, 2020, reflecting sales of common stock and pre-funded warrants in April and June 2020. During the nine months ended September 30, 2019, net cash provided by financing activities was $17.2 million, reflecting $15.9 million in proceeds from the sale of common stock, plus $1.5 million in proceeds from the exercise of warrants.

On April 24, 2020, we issued and sold 4.3 million shares of common stock and pre-funded warrants to purchase 2.8 million shares of common stock. The price to the public for each share of common stock sold in the offering was $4.50, and the price to the public for each pre-funded warrant sold in the offering was $4.497. The pre-funded warrants are exercisable at an exercise price of $0.003 per share and are subject to certain limitations on beneficial ownership. Gross proceeds from this offering were $31.6 million, before deducting underwriting discounts and commissions and other offering expenses payable by us. Net proceeds from the offering were approximately $29.1 million

On June 19, 2020, we issued and sold 1.9 million shares of common stock and pre-funded warrants to purchase 0.7 million shares of common stock. The price to the public in this offering for each share of common stock was $9.75 and for each pre-funded warrant was $9.747. Each pre-funded warrant has an exercise price of $0.003 per share and is exercisable immediately upon issuance. Gross proceeds from this offering to us were $25.0 million, before deducting underwriting discounts and commissions and other offering expenses payable us. Net proceeds from this offering were approximately $23.0 million.

In December 2018, we entered into the Amended and Restated At Market Issuance Sales Agreement with B. Riley FBR, Inc. and JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we conducted our at-the market program. During the nine months ended September 30, 2020, we sold 0.3 million shares of common stock through our at-the-market program, resulting in net proceeds of $2.5 million.

 In October 2018, we and Lincoln Park Capital Fund, LLC, or Lincoln Park entered into a purchase agreement and a registration rights agreement, pursuant to which we have the right to sell to Lincoln Park shares of our common stock having an aggregate value of up to $32.5 million, subject to certain limitations and conditions set forth in the agreement. During the nine months ended September 30, 2020, we elected to sell to Lincoln Park 27 thousand shares and received $0.2 million.

In connection with the Company’s June 2020 public offering, the Company suspended, and during the duration of the June 2020 public offering, did not offer, any securities pursuant to the Lincoln Park Agreement and the ATM Sales Agreement. The Company will not make any sales of securities pursuant to the Lincoln Park Agreement and the ATM Sales Agreement unless and until a new prospectus supplement is filed with the SEC; however, the Lincoln Park Agreement and the ATM Sales Agreement remain in full force and effect.

In August 2020, we entered into the Capital on Demand™ Sales Agreement with JonesTrading, pursuant to which we may sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of our common stock. Shares of common stock are offered pursuant to our shelf registration statement filed with the SEC on August 7, 2020. As of September 30, 2020, $200 million of common stock remained available for issuance under the program.

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

Accounting Standards Recently Issued

In August 2020, FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the ASU eliminates the need for us to assess whether a contract on the entity’s own equity (1) permits settlement in unregistered shares, (2) whether counterparty rights rank higher shareholder’s rights, and (3) whether collateral is required. In addition, the ASU requires incremental disclosure related to contracts on the entity’s own equity and clarifies the treatment of certain financial instruments accounted for under this ASU on earnings per share. This ASU may be applied on a full retrospective of modified retrospective basis. This ASU is effective January 1, 2022 and interim periods presented. Early adoption of the ASU is permitted by us effective January 1, 2021. We are in the process of assessing the adoption of the ASU on our financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness, as of September 30, 2020, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

We are not profitable and have incurred losses in each period since our inception. As of September 30, 2020 and December 31, 2019, we had an accumulated deficit of $224.6 million and $208.8 million, respectively. We reported a net loss of $15.8 million and $17.3 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, which would have an adverse effect on our business prospects, financial condition and results of operation.

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

Currently, the Phase 3 SIERRA trial for our lead program, Iomab-B, continues to remain active at a majority of our clinical trial sites and no sites are inactive due to COVID-19, with investigators providing feedback that recruitment and enrollment will remain active because of the acute nature of the disease, the high unmet needs of patients with relapsed or refractory AML, the potentially curative nature of BMT and the differentiated profile of Iomab-B. We also believe our earlier stage clinical trials for our CD33 program will also continue to recruit and enroll patients given the acute nature of relapsed or refractory AML. The continuation of the pandemic globally could adversely affect our planned clinical trial operations, including our ability to conduct the trials on the expected timelines and recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if their geography is impacted by the pandemic. Further, the continuation and/or resurgence of the COVID-19 pandemic could result in delays in our clinical trials due to prioritization of hospital resources toward the pandemic, restrictions in travel, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the pandemic may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us.

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

1.1

Capital on Demand™ Sales Agreement, dated August 7, 2020, by and between Actinium Pharmaceuticals, Inc. and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.2 to Registration Statement on Form S-3 filed on August 7, 2020).

3.1	Certificate of Incorporation of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on April 17, 2013).

3.2	Certificate of Amendment to Certificate of Incorporation, as amended, filed January 7, 2014 (incorporated by reference to Exhibit 3.5 to Form S-1 filed on January 31, 2014).

3.3	Certificate of Amendment to Certificate of Incorporation, as amended, filed February 3, 2014 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 7, 2014).

3.4	Certificate of Amendment to Certificate of Incorporation, as amended, filed on February 26, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 4, 2015).

3.5	Certificate of Amendment to Certificate of Incorporation, as amended, filed on February 26, 2018 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 26, 2018).

3.6	Certificate of Amendment to Certificate of Incorporation, as amended, filed on March 6, 2019 (incorporated by reference to Exhibit 3.7 to Form 10-K filed on March 15, 2019).

3.7	Certificate of Amendment to Certificate of Incorporation, as amended, filed on June 16, 2020 (incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 16, 2020).

3.8	Certificate of Amendment to Certificate of Incorporation, as amended, filed on August 10, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 14, 2020).

10.1

Amendment to Warrant to Purchase Common Stock of Actinium Pharmaceuticals, Inc., dated March 14, 2017, issued to Sandesh Seth (incorporated by reference to Exhibit 10.2 to Form 10-K filed on August 14, 2020).

10.2**	Employment Agreement, dated August 12, 2020, by and between Actinium Pharmaceuticals, Inc. and Sandesh Seth (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 14, 2020).

10.3**	Employment Agreement, dated August 12, 2020, by and between Actinium Pharmaceuticals, Inc. and Steve O’Loughlin (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on August 14, 2020).

10.4**	Employment Agreement, dated August 12, 2020, by and between Actinium Pharmaceuticals, Inc. and Dale Ludwig (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on August 14, 2020).

10.5**	Employment Agreement, dated August 12, 2020, by and between Actinium Pharmaceuticals, Inc. and Mark Berger (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on August 14, 2020).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached

32.1*	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

32.2*	Certification of the Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

101.INS	XBRL Instance Document	Attached

101.SCH	XBRL Taxonomy Extension Schema Document	Attached

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Attached

*	The Exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

**	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTINIUM PHARMACEUTICALS, INC.

Date: October 23, 2020	By:	/s/ Sandesh Seth
Sandesh Seth
Chairman and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Steve O’Loughlin
Steve O’Loughlin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)