Form 10-K
period 2020-12-31
Actinium Pharmaceuticals, Inc.
filed 2021-03-31
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock on the NYSE AMERICAN on June 30, 2020 was $138,896,884.

As of March 31, 2021, 19,245,638 shares of common stock, $0.001 par value per share, were outstanding.

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

ii

PART I

Item 1. Business.

Business Overview

Actinium Pharmaceuticals, Inc. is a clinical-stage, biopharmaceutical company applying its proprietary platform technology and deep understanding of radiobiology to the development of novel targeted therapies known as Antibody Radiation-Conjugates (“ARCs”). Radiation is an effective therapeutic modality that is used in the treatment of over fifty percent of all cancer patients and is often combined with chemotherapy, immunotherapy and other treatments for greater therapeutic effect. Radiation is typically administered via an external beam source from outside the body, leading to off-target exposure to normal healthy tissue and organs, which can constrain the amount of radiation that can be administered to patients due to associated dose-limiting toxicities. In addition, use of external beam radiation is largely limited to solid tumors and cannot be used in blood cancers, which are diffuse throughout the body of a patient. ARCs combine the cell-killing ability of radiation via a radioisotope payload with a targeting agent, such as a monoclonal antibody to deliver radiation in a precise manner inside the body to specific, targeted cells, to potentially achieve greater efficacy with lower toxicity than with external beam radiation. ARCs enable a broader usage of radiation than external beam radiation as they can be used in the treatment of both solid tumors and blood cancers. Blood or hematologic cancers are known to be highly sensitive to radiation. Our clinical pipeline is focused on ARCs targeting the antigens CD45 and CD33, both of which are expressed in multiple hematologic cancers. Our clinical programs are focused on two primary areas: (1) targeted conditioning prior to a bone marrow transplant (“BMT”), adoptive cell therapy (“ACT”) such as CAR-T or gene therapy and (2) ARC therapeutic combinations with other agents. Our product development strategy is actively informed by clinical data with our ARCs in over 500 patients, including our ongoing Pivotal Phase 3 SIERRA trial. Our clinical pipeline has emanated from our Antibody Warhead Enabling (“AWE”) technology platform, which is protected by over 140 issued and pending patents, trade secrets and know-how and is being utilized in a collaborative research partnership with Astellas Pharma, Inc. (“Astellas”).

Targeted Conditioning

To the best of our knowledge, we are advancing the only multi-target, multi-indication, clinical-stage pipeline for targeted conditioning and the only ARC-based targeted conditioning regimens in development. Our ARCs for targeted conditioning are intended to potentially enable improved access and outcomes to cell-based therapies with curative potential, including BMT, ACT, and Gene Therapy. Conditioning in the context of BMT, ACT or Gene Therapy is the act of depleting certain blood and immune-forming cells, including bone marrow stem cells and, in some cases, cancer cells prior to transplanting new cells into a patient. Currently, conditioning is accomplished using a combination of cytotoxic chemotherapeutic agents and external radiation. These non-targeted conditioning regimens are highly toxic and may prevent a patient from receiving a potentially curative therapy and hinder outcomes. ARCs have the potential to increase patient access and outcomes by way of their ability to selectively deplete targeted cells while sparing normal healthy cells, resulting in potentially lower systemic and off-target toxicities. We use our ARCs both at high isotope dose levels to achieve myeloablation, which fully depletes bone marrow stem cells and at lower isotope dose levels to achieve lymphodepletion, which spares bone marrow stem cells from depletion. In addition, dosing may be titrated downward from myeloablative doses to achieve partial myeloablation, which may be appropriate for certain gene therapy programs.

CD45 Targeted Conditioning Program

Our CD45 ARC is comprised of the anti-CD45 monoclonal antibody known as apamistamab (formerly BC8) and the radioisotope Iodine-131 (“I-131”). CD45 is an antigen expressed on leukemia, lymphoma and myeloma cancer cells, as well as nucleated immune cells including bone marrow stem cells, but is not expressed outside of the hematopoietic, or blood forming, system. This unique expression on blood cancer and immune cells enables simultaneous depletion of both cell types, making CD45 an optimal antigen for targeted conditioning applications. CD45 is a cell surface antigen with an average expression of 200,000 copies per cell, however, it only internalizes at a rate of 10-15%. We believe our ARC approach is the most effective method to target CD45 positive cells, as the radioisotope payload linear energy transfer can readily ablate a targeted cell without requiring payload internalization like an antibody drug conjugate or without relying on biological effector function processes like a naked antibody. Furthermore, since CD45 expression level varies from low to high antigen density as the immune cells become more terminally differentiated, we can selectively condition depending on the therapeutic application, from full myeloablation to transient lymphodepletion, by adjusting the dose or intensity of the I-131 isotope payload. Full myeloablation can be achieved with high doses of I-131, as its energy pathlength and crossfire effect can penetrate into bone marrow niches to target and deplete blood and immune system forming bone marrow stem cells. Myeloablation is applicable to autologous or allogeneic BMT and to autologous gene-edited or modified therapies that can reconstitute a patient’s blood and immune systems. Alternatively, low doses of I-131 can be transiently lymphodepleting and spare a patient’s bone marrow stem cells, which we believe is ideal for ACT applications such as CAR-T. We intend to develop our CD45 targeted conditioning program for BMT, ACT and Gene Therapy applications for malignant and non-malignant diseases and believe that multiple radioisotopes beyond I-131 may be utilized including alpha and beta emitters.

Our lead CD45 targeted conditioning product candidate is Iomab-B, which uses high doses of I-131 to achieve myeloablative conditioning prior to a BMT. Iomab-B is currently being studied in the pivotal Phase 3 Study of Iomab-B in Elderly Relapsed or Refractory AML (“SIERRA”), clinical trial for targeted conditioning prior to an allogeneic BMT for patients with active, relapsed or refractory (“r/r”) Acute Myeloid Leukemia, (“AML”), who are age 55 or older. Patients with active, r/r AML are not normally considered eligible for BMT and the SIERRA trial is the only randomized Phase 3 trial to offer BMT as a treatment option for this patient population. The SIERRA trial compares outcomes of patients randomized to receive Iomab-B and a BMT (the “study arm”) to those patients randomized to receive physician’s choice of salvage therapy (the “control arm”). The control arm is also defined as conventional care, as no standard of care exists for this patient population and includes over 20 agents that may be used as single agents or in combination including venetoclax, a targeted Bcl-2 inhibitor, Midostaurin and Sorafenib, targeted FLT3 inhibitors, hypomethylating agents and cytotoxic chemotherapies. Patients who fail to achieve a Complete Response (“CR”) on the control arm are ineligible to proceed to a BMT, but the trial design permits these patients to “cross over” to receive the study arm treatment if they meet the eligibility criteria. The primary endpoint of the SIERRA trial is durable Complete Remission (“dCR”) of 180 days and the secondary endpoint is Overall Survival (“OS”). When the crossover patients receive Iomab-B and BMT, they have not achieved remission with their salvage therapy and are considered to be failures for the primary endpoint of the study. The SIERRA trial is currently active at 5 sites in the United States and Canada, which includes many of the leading BMT sites based on volume. We expect to complete enrollment of the SIERRA trial and have topline data that we believe will support the submission of a Biologics License Application (“BLA”) with the U.S. Food and Drug Administration (“FDA”). If approved, we expect our initial commercial launch would target the leading 50-100 BMT and medical centers that perform the vast majority of BMT’s in the United States. In the European Union (“EU”), we received favorable feedback from the European Medicines Agency (“EMA”) via their scientific advice program that the trial design, primary endpoint and planned statistical analysis from the SIERRA trial are acceptable as the basis for a Marketing Authorization Application, or MAA. Additionally, the EMA commented that it does not anticipate the need for further standalone preclinical toxicology or safety studies. Overall, transplant procedures in the EU are approximately fifty percent higher than in the United States with a similar market dynamic, with a majority of BMT volume being conducted in a concentrated number of leading medical centers. Currently we intend to secure a partner for Iomab-B in the EU.

The SIERRA trial is powered to show a two-times difference in the primary endpoint of dCR of at least 180 days at complete enrollment of the planned 150 patients. The SIERRA trial design allowed for up to two interim analyses of the primary endpoint, exercisable at our discretion and triggered by an enrollment range of 70 to 110 patients. In April 2020, we exercised a single ad hoc analysis on a number of patients representing less than two thirds of full trial enrollment of 150 patients, which required a higher success threshold compared to the two-time difference in dCR rate at full trial enrollment. In December 2020, we announced that the independent Data Monitoring Committee (“DMC”) completed the single ad hoc interim analysis. Based on the DMC’s review of unblinded data, including the study’s primary endpoint of dCR of at least 180 days, it was recommended that the study continue as planned to full enrollment of 150 patients. We did not receive the unblinded primary and secondary endpoint efficacy data from SIERRA. By exercising only a single interim analysis, there was a minimal alpha spend resulting in a p-value threshold of 0.046 for the primary endpoint evaluation at full enrollment of 150 patients. The SIERRA trial reached 75% enrollment, representing 113 patients, in the third quarter of 2020.

Data from the first 113 patients enrolled in the SIERRA trial, which represents 75% of the total of 150 patients to be enrolled in the trial, was presented in oral presentations at the American Society of Hematology (“ASH”) Annual Meeting in December 2020 and at the Transplantation & Cellular Therapy (“TCT”) Meetings of the American Society for Transplantation and Cellular Therapy (“ASTCT”) and Center for International Bone & Marrow Transplant Research (“CIBMTR”) in February 2021. It was reported that 100% of patients (49/49) on the study arm that received a therapeutic dose of Iomab-B received a BMT, with a median time to BMT of 30 days, and all patients achieved neutrophil and platelet engraftment in a median time of 18 days despite a high median blast count of 29%. On the control arm, only 18% of patients (10/57) achieved remission after salvage therapy, and then received a BMT with a median time to BMT of 67 days and median blast count of 20%. Of the 82% of patients failing to achieve a CR with conventional care (47/57), 30 patients were eligible to cross over to receive Iomab-B followed by transplant. These patients are considered as having failed the primary endpoint of the study. All crossover patients who received the therapeutic dose of Iomab-B (30/30) received a BMT, with a median time to BMT of 24 days and they achieved engraftment in a median time of 19 days despite high median blast count of 22% at time of crossover. It was also reported that 100-day non-relapse transplant-related mortality (100-day TRM) of the study or Iomab-B arm was only 4% (2/45) of patients that received a BMT compared to 20% of patients (2/10) who received a BMT after salvage therapy on the control arm. The universal engraftment rate and low 100-day TRM rate of the Iomab-B arm resulted in 43 patients potentially evaluable for the primary endpoint compared to 8 patients in the control arm, a greater than five times difference.

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

We believe our Iomab-ACT program is highly differentiated when compared to Fludarabine and Cyclophosphamide (“Flu/Cy”) or other chemotherapy-based regimens that are used as the standard of practice today for lymphodepletion prior to CAR-T. CD45 is an antigen expressed on certain immune cell types that are relevant to the mechanism of CAR-T therapies including lymphocytes, regulatory T-cells and macrophages that have been associated with clinical responses that may limit the safety, efficacy and durability of response of these CAR-T therapies including cytokine release syndrome (“CRS”) and neurotoxicity. Some of these limitations may be attributable to the chemotherapy-based conditioning agents that are being used prior to CAR-T therapies. Preclinical data supporting the rational for our Iomab-ACT program was presented at multiple medical conferences in 2019. Unlike chemotherapy, Iomab-ACT is targeted in nature and, due to this CD45-directed targeting, we expect we can improve CAR-T cell expansion, potentially resulting in responses that are more durable, but also resulting in reduced CAR-T related toxicities. Importantly, we expect the Iomab-ACT program construct to enable lymphodepletion through a single-dose, outpatient administration versus Flu/Cy or other chemotherapy-based lymphodepletion regimens that can require multiple infusion cycles over several days. Because of this potentially superior profile, the Iomab-ACT construct could result in improved access to CAR-T therapy and better outcomes.

In October 2020, we announced a clinical collaboration with Memorial Sloan Kettering Cancer Center (“MSKCC”) to use our Iomab-ACT for targeted conditioning prior to administration of MSKCC’s 19-28z CD19 targeting CAR-T in patients with relapsed or refractory B-cell acute lymphoblastic leukemia (“ALL”) or diffuse large B-cell lymphoma (“DLBCL”). We received grant funding from the National Institute of Health (“NIH”) to fund this trial with MSKCC being a co-recipient on this grant. This is a first of its kind study to use an ARC-based conditioning regimen with CAR-T therapy. MSKCC received clearance from the FDA to initiate this trial and patient enrollment in this study has commenced. The hypothesized rationale for this study is that Iomab-ACT will exert an anti-tumor effect on the chemotherapy-refractory B-ALL cells that are sensitive to radiation resulting in reduced disease burden and simultaneously deplete CD45 expressing immune cells implicated in CAR-T related toxicities, resulting in an optimal homeostatic environment for the CAR-T cells. Results with MSKCC’s 19-28z CD-19 CAR-T in 53 patients with r/r B-ALL published in the New England Journal of Medicine reported complete remissions in 83% (44/53) of patients, which compares favorably to standard chemotherapy regimens that have complete remission rates of 18% - 45% in this patient population. Median event-free survival (EFS) was 6.1 months and median overall survival (OS) was 12.9 months at a median follow up period of 29 months (range 1 – 65 months). There was a 26% (14/53) rate of Grade 3 or greater CRS and a 42% rate of Grade 3 or 4 neurotoxicity reported. The study will evaluate the feasibility of using an ARC-based conditioning regimen with CAR-T therapy and will evaluate safety measures including incidence of CRS and neurotoxicity and efficacy measures including responses and survival outcomes. Proof of concept data from this study is expected in 2021.

In January 2020, we announced a collaboration with University of California Davis to utilize Iomab-ACT conditioning in an ongoing Phase 1/2 trial with a novel anti-HIV autologous stem cell gene therapy for patients with HIV-related lymphoma. We believe this would be the first Gene Therapy trial to use an ARC-based conditioning regimen. I-131-Apamistamab has clinical proof of concept as a targeted conditioning regimen for patients with high-risk, relapsed or refractory lymphoma prior to an autologous stem cell transplant from a previous study, where a favorable safety profile with no dose-limiting toxicities and minimal non-hematologic toxicities were observed and promising efficacy with median overall survival not reached (range: 29 months to not reached) and 31% of patients in prolonged remission at a median of 36 months follow up (range: 25 – 41 months). In this study, Iomab-ACT is intended to replace the chemotherapy-based condition regimen known as BEAM (BCNU/carmustine, etoposide, cytarabine, and melphalan) to simultaneously kill the patient’s lymphoma cells and deplete the patient’s stem cells to make room for the transplant. Upon engraftment, the transplanted gene-modified autologous stem cells containing three anti-HIV genes are intended to equip the patient with a new immune system that is resistant to the HIV virus. We continue to identify additional gene therapies for which Iomab-ACT can be used for targeted conditioning with the goal of collaborating with multiple academic or industry developers to establish Iomab-ACT as a non-chemotherapy universal targeted conditioning solution.

In March 2021, we announced an Ac-225-based CD45 ARC, a next-generation targeted conditioning agent. Dosimetry results with this Ac-225-based alpha emitting ARC showed selective accumulation in immune cell target organs such as bone marrow, spleen, and liver with the potential for lower exposure to non-target tissues from longer path length beta emitter radioisotopes like Iodine-131 and Lutetium-177. Preclinical data demonstrated that conditioning with this Ac-225-based CD45-targeting agent result in depletion of peripheral immune cells and hematopoietic progenitor cells, thereby enabling engraftment of donor cells. A dose dependent response was observed with low doses depleting white blood without effecting hematopoietic progenitor cells, representing a lymphodepletive dose that is relevant for adoptive cell therapies such as CAR-T, while higher doses eliminated peripheral immune cells and hematopoietic progenitor cells, which is applicable to ex vivo gene therapies and BMT.

CD33 Program: Combinations Trials and Targeted Conditioning

Our CD33 program is evaluating the clinical utility of Actimab-A, an ARC comprised of the anti-CD33 mAb lintuzumab linked to the potent alpha-emitting radioisotope Actinium-225 (“Ac-225”). CD33 is expressed in the majority of patients with AML and myelodysplastic syndrome (“MDS”) as well as approximately one-third of patients with multiple myeloma. Our CD33 development program is driven by data obtained from nearly one hundred fifty treated patients, including results from a Phase 1/2 trial that was conducted in 58 patients with newly diagnosed AML, which was completed in 2018. This clinical data, as well as our experience with Iomab-B, is shaping a two-pronged approach with our CD33 program, where at high doses we are exploring its use for targeted conditioning and at low doses we are exploring its use for therapeutic combinations with other treatment modalities.

We believe that radiation via an ARC can be synergistic when used in combination with chemotherapy, targeted agents and immunotherapy based on mechanistic rationales supported by our own clinical data, preclinical research and scientific and clinical evidence in the literature. We have prioritized our efforts and resources in favor of combination trials for our CD33 program development strategy rather than single agent trials at this time. Our CD33 ARC development program encompasses the following ongoing trials:

Combination Trials:

●	Phase 1 investigator initiated Actimab-A + CLAG-M combination trial with the salvage chemotherapy regimen CLAG-M (cladribine, cytarabine, filgrastim and mitoxantrone) for fit patients age 18 and above with relapsed or refractory AML at the Medical College of Wisconsin (“MCW”). The combination of Actimab-A + CLAG-M is supported by mechanistic rationale for combining inhibitors of DNA replication and/or repair processes such as mitoxantrone, a topoisomerase-II inhibitor, and radiation, as imparted by tumor-targeting of Ac-225 with Actimab-A. In September 2020, we announced that we completed the third and planned final dose cohort of 0.75 µCi/kg of Actimab-A. At the 2020 American Society of Hematology Annual Meeting, it was reported that 100% of patients (3/3) receiving 0.75 µCi/kg of Actimab-A, and CLAG-M achieved a complete remission, which is nearly 85% greater than the 55% remission rate observed in a study of CLAG-M alone conducted at MCW in the same r/r AML patient population. Complete Remission (“CR”) or Complete Remission with Incomplete blood count recovery (“CRi”) were observed in all dose cohorts (0.25, 0.50 and 0.75 µCi/kg) with 67% of patients (10/15) achieving CR or CRi. The 0.25 and 0.50 µCi/kg doses of Actimab-A have been shown to be subtherapeutic as a single agent. Of the 10 patients achieving CR or Cri, 70% achieved negative minimal residual disease (“MRD) status with no detectable disease via flow cytometry, indicating that these are deep remissions. No dose-limiting toxicities (“DLTs”) were reported in the third dose cohort of 0.75 µCi/kg and therefore maximum tolerable dose (MTD) was not reached. As a result, MCW amended the study protocol to allow for continued dose escalation and the trial is now enrolling patients at a dose of 1.0 µCi/kg. Upon completion of this Phase 1 trial, we will work to develop a regulatory and development pathway that can potentially support a registration for the Actimab-A + CLAG-M combination. In addition, the Actimab-A + CLAG-M combination study has provided proof of principle that the addition of subtherapeutic doses of Actimab-A to other AML therapies can lead to well-tolerated regimens with improved responses.

●	Phase 1/2 Actimab-A + Ven combination trial with the BCL-2 inhibitor Venetoclax (“ven”) for fit and unfit patients age 18 and above with relapsed or refractory AML. This multi-center trial is being led by UCLA Medical Center. In September 2020, we announced that we successfully completed enrollment of the first dose cohort and are continuing to advance to the next cohort of this dose-escalation trial. This combination is supported by mechanistic evidence in preclinical studies using ven-resistant AML tumor cell lines. In these models, we have demonstrated that Actimab-A can deplete Mcl-1 and Bcl-XL, two proteins implicated in mediating resistance to venetoclax, in addition to causing potentially lethal double-stranded DNA breaks in these CD33 expressing cells. Furthermore, in vivo studies in animal models of ven-resistant AML demonstrated robust tumor regression and improved survival in cohorts receiving the Actimab-A ven combination compared to ven alone. The rationale for this clinical study is that the addition of Actimab-A will; 1) have a direct anti-tumor effect via double-stranded DNA breaks and 2) deplete Mcl-1 and BCL-XL making the AML cells more susceptible to ven. At the 2020 ASH annual meeting, data from the first dose cohort of 0.50 µCi/kg Actimab-A in combination with ven were presented. There was a 67% overall response rate (2/3 patients), including one CR and one partial response (“PR”) with blast count reduction of 50%. All 3 patients were poor risk with adverse cytogenetics and each patient had an additional high-risk marker (FLT3-ITD+, antecedent JAK2+ myelofibrosis, or TP53 mutation). The patient achieving a CR was in second relapse and a TP53 mutation as well as multiple other high-risk markers. The trial is now active and recruiting at 4 trial sites in dose escalation cohorts. We expect to have Phase 1 safety and preliminary proof of concept clinical data from this combination study in 2021.

In addition to these active trials, we are working to identify additional modalities and agents that can be the basis for Actimab-A therapeutic combinations.

Targeted Conditioning:

Actimab-MDS is our second clinical trial focused on targeted conditioning, in this case for patients with high-risk MDS and is our second pivotal program. Actimab-MDS is informed by prior experience with our CD33 ARC in multiple trials for patients with AML, and for patients that have progressed from MDS to AML, which is also known as secondary AML. Data from these trials showed that our CD33 ARC had single-agent activity capable of producing complete remissions (CRs) in certain patients at varying dose levels with minimal non-hematologic extramedullary toxicities. However, dose-dependent myelosuppression, a class effect of CD33 directed therapies, was seen in many of these patients. Given that myelosuppression is necessary prior to a BMT and that a BMT can rescue patients with myelosuppression, we decided to pursue a trial in targeted conditioning in high-risk MDS patients with this ARC in combination with Reduced Intensity Conditioning, or RIC, regimens. RIC regimens are comprised of low doses of chemotherapies such as fludarabine, cytarabine, busulfan or melphalan. A BMT is the only curative treatment option for these patients with high-risk MDS who have poor, or very poor cytogenetics. However, these patients have poor outcomes due to high relapse rates following a BMT. Based on our interactions with FDA to date, we intend to conduct a Phase 1 dose-finding clinical trial that can be followed by a randomized trial that, depending on the results observed, may potentially serve as a pivotal trial to support the submission of a BLA.

Antibody Warhead Enabling Technology Platform

Our proprietary AWE Technology Platform is supported by intellectual property, know-how and trade secrets that cover the generation, development, methods of use and manufacture of ARCs and certain of their components. Our AWE technology patent portfolio includes 34 patent families comprised of over 140 issued and pending patent applications, of which 10 are issued and 29 are pending in the United States, and 104 are issued or pending internationally. The effective life of the patents in our portfolio range from expirations between 2021 and 2040. Our technology enables the direct labeling, or conjugation and labeling, of a biomolecular targeting agent to a radionuclide warhead and its development and use as a therapeutic regimen for the treatment of diseases such as cancer. Our AWE intellectual property covers various methods of use for ARCs in multiple diseases, including indication, dose and scheduling, radionuclide warhead, and therapeutic combinations. We have particular expertise in the area of ARCs utilizing the alpha emitting isotope Ac-225 including clinical experience in treating approximately 150 patients with our alpha-emitter ARCs, “gold standard” linker technology and 5 issued patents in the United States and 49 patents internationally related to the manufacturing or Ac-225 in a cyclotron, which we believe has the potential to produce higher quantities of Ac-225 then currently utilized methods.

In the third quarter of 2020 we enhanced our research and development capabilities around AWE by securing research facilities that were staffed and became operational in the fourth quarter. Our research laboratories are focused on applying our AWE technology platform to the development of radiation conjugates and to execute on research collaborations. Our R&D efforts employ a multidisciplinary approach leveraging our team’s knowledge and experience in cancer cell biology, radiochemistry, radiation sciences, immunology and oncology drug development. We intend to focus on generating ARCs using our existing intellectual property, evaluating assets for in-licensing to complement our existing clinical pipeline and securing collaborations and partnerships with biopharmaceutical companies. By adding research and development capabilities to our clinical development and clinical supply chain capabilities, we seek to enable the rapid translation of radiotherapies. We have formed a wholly owned research subsidiary for the purposes of advancing certain of our R&D objectives.

In January 2021, we announced a collaborative research agreement with Astellas that will utilize our AWE technology platform will be utilized with select targeting agents owned by Astellas in the development of theranostics for solid tumor indications, which combine the ability of radioisotopes to be used for both diagnostic and therapeutic purposes.

Intellectual Property Portfolio and Regulatory Protections

Intellectual Property

We have developed or in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets related to the development and manufacture of our products. As of March 2021, our patent portfolio includes 34 patent families comprised of 143 issued and pending patent applications, of which 10 are issued and 29 are pending in the United States, and 104 are issued and pending internationally. Several non-provisional patent applications are expected to be filed in 2021 based on provisional patent applications filed in 2020. More than 90% of our patents are Actinium-owned and the remainder are in-licensed from third parties. These patents cover key areas of our business, including use of actinium-225 and other alpha- or beta-emitting isotopes attached to cancer specific carriers like monoclonal antibodies, methods for manufacturing key components of our product candidates including actinium-225, an alpha particle emitting radioisotope and carrier antibodies, or Iodine-131, a beta particle emitting radioisotope, and methods for manufacturing finished product candidates for use in cancer treatment.

We own five issued patents in the United States and 49 patents outside of the United States~~,~~ related to the manufacturing of actinium-225 in a cyclotron, that will expire between 2024 through 2027. Three related global patents are pending. We own or have licensed the rights to five issued patents in the United States and 11 issued patents outside of the United States related to the generation, formulation, or use of radioimmunoconjugates, including patents related to our Iomab-B and Actimab-A programs, that will expire between 2021 and 2037. Thirteen related United States or global patents are pending. Further, we own the rights to 57 additional pending patents in the United States and abroad related to radioimmunoconjugate composition, formulation administration, and methods of use in solid or liquid cancers. This matter includes composition, administration, and methods of treatment for our products Actimab-A and Iomab-B. In addition, for Iomab-ACT, we own 11 patents pending covering methods of use and composition in cancer and non-malignant disease.

Regulatory Protections

The indications for which we are developing our product candidates for are orphan drug designations, which are disease indications that affect fewer than 200,000 patients in the United States and less than 5 in 10,000 patients in the EU. We have received orphan drug designation for Iomab-B and our lintuzumab-CD33 ARC for patients with AML in both the United States and the EU. As a result, if our products are to be approved, they may receive 7 years and 10 years of market exclusivity in the United States and EU, respectively. In addition, our product candidates are biologics combined with radioisotopes. The Hatch-Waxman Act requires that a manufacturer of generic drugs, for which a biologic drug is called a biosimilar, demonstrate bioequivalence to the innovator. We believe that the nature of radioisotopes having half-lives combined with the complexities of biologic drugs would make it difficult for a manufacturer to demonstrate bioequivalence to our product candidates.

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

For our CD33 ARC, there are several companies developing drugs for AML, MDS and Multiple Myeloma based on numerous approaches/modalities, including chemotherapy, targeted agents, antibody drug conjugates, naked monoclonal antibodies, bispecific antibodies, immunotherapies and cellular therapies. Specific to CD33, Mylotarg™, an ADC developed and marketed by Pfizer is the only FDA approved CD33 targeted therapy for adult patients and children two years and older with relapsed or refractory CD33-positive AML. Seattle Genetics was developing SGN-CD33A, a CD33 targeting ADC, but discontinued the development of its clinical trials associated with this product candidate in June 2017. Amgen is developing a CD3/CD33 bispecific BiTE (AMG330) as is Amphivena (AMV-564), both of which are in Phase 1 clinical trials for r/r AML patients age 18 and above. Boehringer Ingelheim developed a CD33 targeting naked antibody (BI836858) that was studied in patients with r/r AML and MDS with the trial in patients with MDS being terminated and development has been discontinued. These drugs have different safety profiles and mechanisms of action compared to our drug candidates. AML in older patients remains an area of high medical need that could accommodate many new products with favorable safety and efficiency profiles. We have begun studying our CD33 ARC in combination with the salvage chemotherapy regimen CLAG-M in fit patients with relapsed or refractory AML as well as in combination with the Bcl-2 inhibitor venetoclax in fit and unfit patients with relapsed or refractory AML. Combination therapies are commonly used in hematologic indications, but we believe we are the only Ac-225 based product candidate that is being explored in combination studies in hematologic indications. To our knowledge, we are the only company with a CD33 targeting drug and the only AC-225 based ARC product candidate for patients with multiple myeloma.

Government Regulation

Governmental authorities in the United States and other countries extensively regulate, among other things, the research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing of radioimmunotherapy pharmaceutical products such as those being developed by us. In the United States, the FDA regulates such products under the Federal Food, Drug and Cosmetic Act (“FDCA”) and implements regulations. Failure to comply with applicable FDA requirements, both before and after approval, may subject us to administrative and judicial sanctions, such as a delay in approving or refusal by the FDA to approve pending applications, warning letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution.

U.S. Food and Drug Administration Regulation

Our research, development and clinical programs, as well as our manufacturing and marketing operations, are subject to extensive regulation in the United States and other countries. Most notably, products that may in the future be sold in the United States are subject to regulation by the FDA. Certain of our product candidates in the United States will require FDA approval of a BLA prior to marketing. Foreign countries may require similar or more onerous approvals to manufacture or market these products.

FDA Approval Process for Biologics License Applications

Prior to testing a biological product on humans, the product must clear the preclinical testing stage. The goal of preclinical testing is to perform laboratory evaluations of the product’s chemistry and formulation as well as evaluate the product’s potential for adverse events by performing in vitro and animal studies. This information is packaged together and submitted to the FDA as part of an investigational new drug (“IND”) application, which must be approved by the FDA before administering the product to human subjects in clinical trials.

From there, the product moves to the clinical stage, where it is administered to healthy volunteers or patients. The data gathered from the preclinical testing and clinical trials is used to support the BLA submission. The FDA must approve the BLA prior to commercial marketing of a biological product. The BLA must include information about product development, laboratory and animal studies, human trials, manufacturing information, the composition of the product, and proposed labeling. The approval process requires significant time and financial resources and does not guarantee that FDA will accept the BLA filing or ultimately approve the BLA.

The Prescription Drug User Fee Act, as amended (“PDUFA”), requires each BLA to be accompanied by a substantial user fee. The amount of the user fee changes on an annual basis. In addition to the BLA user fee, PDUFA also imposes an annual program fee for biological products. The FDA will waive or reduce the fee under limited circumstances, such as for first applications filed by small businesses.

Within 60 days following submission of the BLA, the FDA reviews the BLA submission for completion to determine if it will accept it for filing. The FDA may refuse to file the BLA if it deems the submission incomplete or not properly reviewable at the time of submission. For the BLA review process to proceed, the BLA must be resubmitted with the necessary additional information. After the BLA is accepted for filing, the FDA commences its substantive review of the BLA. The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, potent, and/or effective for its intended use, has an acceptable purity profile, and whether the product’s manufacturing is consistent with current Good Manufacturing Processes (“cGMPs”) to ensure that the product meets the appropriate standards for identity, safety, strength, quality, potency and purity.

The FDA may involve an advisory committee for novel biological products that present complex questions of safety or efficacy. The advisory committee typically consists of a panel that includes clinicians and other subject matter experts that assist with the reviewing and evaluating the product. While the advisory committee provides a recommendation for whether the product should be approved and under what conditions, the FDA is not bound to follow the recommendations. However, the advisory committee’s recommendations are usually given significant consideration.

The FDA may also consider requiring a risk evaluation and mitigation strategy (“REMS”) if it determines that one is necessary to ensure that the biological product is used safely. If the FDA requires a REMS, the BLA sponsor must develop and submit a proposed REMS for the BLA review process to move forward.

The manufacturer of the biological product is also subject to FDA inspection prior to the approval of the BLA. The purpose of the inspection is to determine whether the manufacturer adequately complies with the applicable cGMP requirements to ensure that the biological product is manufactured safely and within the required specifications. Additionally, the FDA may choose to inspect one or more clinical sites to assess compliance with IND trial requirements and good clinical practices (“GCPs”). Compliance with cGMP and GCP requirements involves significant expenditures of time, money, and effort for BLA sponsors due to associated training, recordkeeping, production, and quality control needs.

If the FDA decides not to approve the BLA in the form submitted, it will issue what is called a complete response letter that outlines the specific deficiencies it would like to see addressed. The deficiencies identified can be minor (e.g., labeling changes) or major (e.g., the need for additional clinical trials). The complete response letter may also include recommended actions the applicant may take to move closer towards securing an approval. At this point, applicants may choose to resubmit the BLA to address FDA’s concerns or withdraw the application.

In addition, under the Pediatric Research Equity Act, a BLA or supplement to a BLA must contain data to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of data or full or partial waivers.

Post-Approval Requirements

If the BLA is approved, the FDA may include additional conditions as part of its approval, such as limiting the approval by designating specific diseases for which the product may be used. Additionally, conditions may include requiring the labeling to include specific contraindications, warnings, or precautions, requiring post marketing clinical trials (sometimes referred to as Phase 4 clinical trials), and implementation of surveillance program to monitor the approved product once commercialized.

Products approved by the FDA under a BLA are subject to ongoing regulatory requirements, including, among other things, record-keeping requirements, adverse event reporting requirements, responsibility for reporting updated safety and efficacy information to FDA, sampling and distribution requirements, complying with advertising and promotion requirements, and complying with cGMPs.

Quality control and manufacturing procedures must continue to comply with cGMP requirements even after the BLA is approved. The cGMP regulations include, but are not limited to, requirements to ensure quality control, maintain appropriate manufacturing records and documentation, and the obligation to investigate and address deviations from cGMPs, when identified. Manufacturers are also required to register their establishments with the FDA and certain state agencies. The establishments are also subject to unannounced inspections by regulators.

The advertising and promotion of drug and biologic products are also subject to specific laws and regulations. These authorities provide standards for direct-to-consumer advertising, restrictions on promoting products for uses or to patient populations that are not described in the product’s approved uses, known as “off-label” use, limitations on industry-sponsored scientific and educational activities, and requirements for promotional activities involving the internet.

Regulatory Enforcement

Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, the Nuclear Regulatory Commission or other regulatory authorities, which may result in sanctions, including but not limited to, untitled letters, warning letters, fines, injunctions, consent decrees and civil penalties; customer notifications or repair, replacement, refunds, recall, detention or seizure of our products; operating restrictions or partial suspension or total shutdown of production; refusing or delaying our requests for BLA premarket approval of new products or modified products; withdrawing BLA approvals that have already been granted; and refusal to grant export.

Additional Healthcare Laws

In addition to FDA regulations, several other types of state and federal laws may restrict our business activities, including certain healthcare laws. These laws include, without limitation, anti-kickback laws, false claims laws, data privacy and security laws, as well as transparency laws regarding payments or other items of value provided to healthcare providers.

The federal Anti-Kickback Statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item, good, facility or service reimbursable under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other hand. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exceptions and safe harbors are drawn narrowly and arrangements must meet every element to qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the arrangement will be evaluated on a case-by-case basis based on the facts and circumstances involved. Courts have interpreted the statute’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare program business, the federal Anti-Kickback Statute has been violated. Additionally, the intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act of 2010, collectively the “Affordable Care Act,” to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. In addition, the Affordable Care Act codified case law that a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act.

Federal false claims laws, including the federal False Claims Act, and civil monetary penalties laws, prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false claim for payment to the federal government, or knowingly making, or causing to be made, a false statement to have a false claim paid. Whistleblower or qui tam provisions under the False Claims Act permit whistleblowers to sue in the name of the federal government for False Claims Act violations, and to share in the recovery from any award. Pharmaceutical and other healthcare companies have been prosecuted under these laws for, among other things, allegedly inflating drug prices they report to pricing services, which in turn were used by the government to set Medicare and Medicaid reimbursement rates, and for allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product. In addition, certain marketing practices, including off-label promotion, may also violate false claims laws.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created additional federal civil and criminal statutes that prohibit among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute, the Affordable Care Act amended the intent standard for certain healthcare fraud under HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

In addition, if we engage in certain activities, we may be subject to data privacy and security regulation under HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH. HIPAA imposes certain requirements on covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates and covered subcontractors that receive or obtain protected health information in connection with providing a service on behalf of a covered entity that involves the use or disclosure of individually identifiable health information.

Additionally, the federal Physician Payments Sunshine Act, created under the Affordable Care Act, and its implementing regulations, require certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually information related to certain payments or other transfers of value provided to physicians and any ownership and investment interests held by physicians or their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year.

The majority of states also have statutes or regulations similar to the aforementioned federal healthcare laws, including fraud and abuse laws, some of which are broader in scope and apply to items and services reimbursed under Medicaid and other state programs, or, in some states, apply regardless of the payor. Many states also have some form of health information privacy or data security laws that could apply. Further, some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments or other transfers of value provided to physicians and other healthcare providers and entities, marketing expenditures, or drug pricing. Certain state and local laws also require the registration of pharmaceutical sales representatives.

If our operations are found to be in violation of any of the healthcare regulatory laws described above or any other laws that apply to us, we may be subject to potentially significant criminal, civil and administrative penalties, damages, fines, disgorgement, imprisonment, additional reporting obligations and oversight (if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws), exclusion from participation in government healthcare programs, as well as contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

Employees

As of March 31, 2021, we have 32 full-time employees including 13 with M.D., Ph.D. or other advanced degrees.

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunity for equity ownership, development programs that enable continued learning and growth, and a robust employment package that promotes wellness across all aspects of their lives, including healthcare, retirement planning, and paid time off. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good. We also engage consultants on an as-needed basis to supplement existing staff.

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

Summary of Risk Factors

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

●	We are a clinical-stage company and have generated no revenue from commercial sales to date;

●	We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future;

●	If we fail to obtain additional financing, we will be unable to continue or complete our product development and you will likely lose your entire investment;

●	We are highly dependent on the success of Iomab-B and the SIERRA trial and we many not able to complete the necessary clinical development or our development efforts may not result in the data necessary to receive regulatory approval;

●	Our business could be adversely affected by the effects of health epidemics, including the global COVID-19 pandemic;

●	We have not demonstrated that any of our products are safe and effective for any indication and will continue to expend substantial time and resources on clinical development before any of our current or future product candidates will be eligible for FDA approval, if ever;

●	Our clinical trials may fail to demonstrate adequately the efficacy and safety of our product candidates, which would prevent or delay regulatory approval and commercialization;

●	Healthcare legislative reform measures intended to increase pressure to reduce prices of pharmaceutical products paid for by Medicare or, otherwise, affect the federal regulation of the U.S. healthcare system could have a material adverse effect our business, future revenue, if any, and results of operations;

●	We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates;

●	We currently depend on a single third-party manufacturer to produce our pre-clinical and clinical trial drug supplies. Any disruption in the operations of our current third-party manufacturer, or other third-party manufacturers we may engage in the future, could adversely affect our business and results of operations;

●	Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences;

●	Our patent position is highly uncertain and involves complex legal and factual questions.

●	The use of hazardous materials, including radioactive and biological materials, in our research and development efforts imposes certain compliance costs on us and may subject us to liability for claims arising from the use or misuse of these materials;

●	We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy;

●	Certain provisions of our Certificate of Incorporation and Bylaws and Delaware law make it more difficult for a third party to acquire us and make a takeover more difficult to complete, even if such a transaction were in our stockholders’ interest; and

●	Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

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

We are not profitable and have incurred losses in each period since our inception. As of December 31, 2020 and December 31, 2019, we had an accumulated deficit of $231.0 million and $208.8 million, respectively. We reported a net loss of $22.2 million and $21.9 million for the years ended December 31, 2020 and 2019, respectively. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, which would have an adverse effect on our business prospects, financial condition and results of operation.

If we fail to obtain additional financing, we will be unable to continue or complete our product development and you will likely lose your entire investment.

On April 24, 2020, we issued and sold 4.3 million shares of common stock and pre-funded warrants to purchase 2.8 million shares of common stock. Gross proceeds from this offering to us were $31.6 million, before deducting underwriting discounts and commissions and other offering expenses payable by us. On June 19, 2020, we issued and sold 1.9 million shares of common stock and 0.7 million pre-funded warrants to purchase shares of common stock. Gross proceeds from this offering to us were $25.0 million, before deducting underwriting discounts and commissions and other offering expenses payable us. In August 2020, we entered into the Capital on Demand™ Sales Agreement with JonesTrading, pursuant to which we may sell, from time to time, through or to JonesTrading Institutional Services LLC (“JonesTrading”), up to an aggregate of $200 million of our common stock. Shares of common stock are offered pursuant to our shelf registration statement filed with the United States Securities and Exchange Commission (“SEC”) on August 7, 2020. As of December 31, 2020, we sold 2.1 million shares of common stock, resulting in gross proceeds of $22.6 million and net proceeds of $21.7 million. As of the date of filing this report, we expect that our existing resources will be more than sufficient to fund our planned operations for more than 12 months following the date of this report.

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

We are highly dependent on the success of Iomab-B and the SIERRA trial and we may not able to complete the necessary clinical development or our development efforts may not result in the data necessary to receive regulatory approval.

Iomab-B, which we licensed from the Fred Hutchinson Cancer Research Center (“FHCRC”) in June 2012 is our lead program to which we allocate a significant portion of our resources. We are currently enrolling patients in the pivotal Phase 3 SIERRA trial (Study of Iomab-B in Elderly Relapsed or Refractory AML), a 150-patient multi-center randomized trial that will compare outcomes of patients who receive Iomab-B and a BMT to those patients receiving physician’s choice of salvage chemotherapy, defined as conventional care, as no standard of care exists for this patient population. The SIERRA trial may be unsuccessful and fail to demonstrate a safety and efficacy profile that is necessary to receive favorable regulatory approval. The trials DMC may recommend that the trial be stopped early for safety or efficacy concerns, which could prevent us from completing the SIERRA trial. Even if Iomab-B receives favorable regulatory approval, we may not be successful in securing adequate reimbursement or establishing successful commercial operations. Any or all of these factors could have a material adverse impact on our business and ability to continue operations.

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

In December 2019, a novel strain of coronavirus was reported in China. Since then, COVID-19 has spread globally. The spread of COVID-19 from China to other countries resulted in the World Health Organization (WHO) declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and have closed non-essential businesses, and many domestic jurisdictions continue to have such restrictions in place.

As many domestic jurisdictions continue to maintain such restrictions in place, our ability to continue to operate our business may also be limited. These restrictions may result in a period of business, supply and drug product manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. In response to COVID-19, we implemented remote working and thus far have not experienced a significant disruption or delay in our operations as it relates to the clinical development of our drug candidates. Such government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will be put in place again due to a resurgence in COVID-19 cases, including those involving new variants of the coronavirus, which may be more contagious and deadly than prior strains. Therefore, the COVID-19 pandemic may continue to affect our operation, may further divert the attention and efforts of the medical community to coping with COVID-19 and disrupt the marketplace in which we operate and may have a material adverse effect on our operations.

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

Currently, the Phase 3 SIERRA trial for our lead program, Iomab-B, continues to remain active at a majority of our clinical trial sites, with investigators providing feedback that recruitment and enrollment will remain active because of the acute nature of the disease, the high unmet needs of patients with relapsed or refractory AML, the potentially curative nature of BMT and the differentiated profile of Iomab-B. Certain sites that had not been actively enrolling due to COVID-19 at the initial outbreak of the pandemic resumed recruitment and enrollment in mid-2020, and we currently do not have any sites that are not recruiting and enrolling due to COVID-19. We also believe our earlier stage clinical trials for our CD33 program will also continue to recruit and enroll patients given the acute nature of relapsed or refractory AML. The continuation of the pandemic globally could adversely affect our planned clinical trial operations, including our ability to conduct the trials on the expected timelines and recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if their geography is impacted by the pandemic. Further, the continuation and/or resurgence of the COVID-19 pandemic could result in delays in our clinical trials due to prioritization of hospital resources toward the pandemic, restrictions in travel, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the pandemic may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us.

Additionally, COVID-19 may result in delays in receiving approvals from domestic and foreign regulatory authorities, delays in necessary interactions with Institutional Review Boards (“IRBs”), domestic and foreign regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees.

COVID-19 has caused severe disruptions in transportation and limited access to our facility, resulting in limited support from our staff and professional advisors.

We continue to monitor the impacts of COVID-19 on the global economy and on our business operations. However, the ultimate impact from COVID-19 on our business operations and financial results during 2021 will depend on, among other things, the ultimate severity and scope of the pandemic, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and whether, and the speed with which the economy recovers. We are not able to fully quantify the impact that these factors will have on our financial results during 2021 and beyond, but developments related to COVID-19 may materially affect us in 2021.

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

We recently secured cybersecurity insurance coverage to protect against cybersecurity risks. However, we cannot ensure that it will be sufficient to cover any particular losses we may experience as a result of such cyberattacks. Any cyber incident could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to Regulation

The FDA or comparable foreign regulatory authorities may disagree with our regulatory plans and we may fail to obtain regulatory approval of our product candidates.

Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of seeking regulatory approval to market an antibody radiation-conjugate product is expensive and time-consuming, and, notwithstanding the effort and expense incurred, approval is never guaranteed. If we are not successful in obtaining timely approval of our products from the FDA, we may never be able to generate significant revenue and may be forced to cease operations. In particular, the FDA permits commercial distribution of a new antibody radiation-conjugate product only after a BLA for the product has received FDA approval. The BLA process is costly, lengthy and inherently uncertain. Any BLA filed by us will have to be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, chemistry, manufacturing and controls (“CMC”) and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the product for its intended use. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects. In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

In the United States, the FDA regulates pharmaceutical and biological product candidates under the FDCA and the Public Health Service Act (“PHSA”), as well as their respective implementing regulations. Such products and product candidates are also subject to other federal, state, and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations requires the expenditure of substantial time and financial resources. The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests and animal studies in accordance with FDA’s good laboratory practices (“GLPs”) and applicable requirements for the humane use of laboratory animals or other applicable regulations;

●	submission to the FDA of an Investigational New Drug (“IND”), which must become effective before human clinical trials in the United States may begin;

●	performance of adequate and well-controlled human clinical trials in accordance with FDA’s IND regulations, GCPs, and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;

●	submission to the FDA of a BLA for marketing approval that meets applicable requirements to ensure the continued safety, purity, and potency of the product that is the subject of the BLA based on results of preclinical testing and clinical trials;

●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced, to assess compliance with cGMPs and assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;

●	potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the BLA; and

●	FDA review and approval, or denial, of the BLA.

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

In December 2015, the FDA cleared our IND filing for Iomab-B (for acute myeloid leukemia or AML), and we are currently enrolling patients in a randomized, controlled, pivotal Phase 3 clinical trial under such IND to study Iomab-B in patients 55 years of age or older with relapsed or refractory AML. Assuming the Phase 3 trial meets its endpoints and there are no unexpected issues or delays, it will form the basis for a BLA in the reasonably near future for Iomab-B for use in preparing and conditioning AML patients for BMTs. Additionally, there are physician IND trials at the FHCRC that have been conducted or are currently ongoing at FHCRC with Iomab-B (for other target indications) and the BC8 antibody we licensed. And, we have multiple Phase 1 and Phase 2 clinical trials ongoing and others that we have planned but not-yet commenced, for our other drug candidates under our own sponsorship and multiple investigator-initiated trials ongoing. Except for Iomab-B (for patients with AML), we expect that the clinical trials we need to conduct to be in a position to submit BLAs for our product candidates currently in-development will take, at least, several years to complete. Moreover, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Also, the results of early preclinical and clinical testing may not be predictive of the results of subsequent clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. And, preclinical and clinical data are often susceptible to multiple interpretations and analyses. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have, nonetheless, failed to obtain marketing approval of their products. Success in preclinical testing and early clinical trials does not ensure that later clinical trials, which involve many more subjects, and the results of later clinical trials may not replicate the results of prior clinical trials and preclinical testing. Any failure or substantial delay in our product development plans may have a material adverse effect on our business.

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

We cannot predict whether we will encounter problems with any of our ongoing or planned clinical trials that will cause us or regulatory authorities to delay, suspend, or discontinue clinical trials or to delay the analysis of data from ongoing clinical trials. Any of the following could delay or disrupt the clinical development of our product candidates and potentially cause our product candidates to fail to receive regulatory approval:

●	conditions imposed on us by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

●	delays in receiving, or the inability to obtain, required approvals from IRBs or other reviewing entities at clinical sites selected for participation in our clinical trials;

●	delays in enrolling patients into clinical trials;

●	a lower than anticipated retention rate of patients in clinical trials;

●	the need to repeat or discontinue clinical trials as a result of inconclusive or negative results or unforeseen complications in testing or because the results of later trials may not confirm positive results from earlier preclinical studies or clinical trials;

●	inadequate supply, delays in distribution, deficient quality of, or inability to purchase or manufacture drug product, comparator drugs or other materials necessary to conduct our clinical trials;

●	unfavorable FDA or other foreign regulatory inspection and review of a clinical trial site or records of any clinical or preclinical investigation;

●	serious and unexpected drug-related side effects experienced by participants in our clinical trials, which may occur even if they were not observed in earlier trials or only observed in a limited number of participants;

●	a finding that the trial participants are being exposed to unacceptable health risks;

●	the placement by the FDA or a foreign regulatory authority of a clinical hold on a trial; or

●	delays in obtaining regulatory agency authorization for the conduct of our clinical trials.

We may suspend, or the FDA or other applicable regulatory authorities may require us to suspend, clinical trials of a product candidate at any time if we or they believe the patients participating in such clinical trials, or in independent third-party clinical trials for drugs based on similar technologies, are being exposed to unacceptable health risks including but not limited to unacceptable or suboptimal factors related to toxicity, clinical efficacy, imbalances in safety and efficacy profiles or for other reasons.

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

Initiating and completing clinical trials necessary to support FDA approval of a BLA for Iomab-B, CD33 program candidates, and other product candidates, is a time-consuming and expensive process, and the outcome is inherently uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product candidate we advance into clinical trials may not have favorable results in later clinical trials. We have worked with the FDA to develop a clinical trial designed to test the safety and efficacy of Iomab-B in patients with relapsed or refractory AML who are age 55 and above prior to a BMT. This trial is designed to support a BLA filing for marketing approval by the FDA, pending results from the trial. In addition to clinical data, a BLA filing encompasses preclinical, CMC, labeling and other information. Even if the clinical data from the SIERRA trial is positive, there can be no assurances that the BLA filing we produce will meet all of the FDA’s requirements or that they will not request additional information or studies, which may delay the FDA’s review or we may not be able to produce. We have also worked with the FDA to develop a regulatory pathway for our Actimab-MDS trial that consists of a dose-confirming Phase 1 trial that can be followed by a randomized, controlled pivotal trial that could support a BLA filing. There can be no assurance that the data generated during the trial will meet our chosen safety and effectiveness endpoints or otherwise produce results that will eventually support the filing or approval of a BLA. Even if the data from this trial are favorable, the data may not be predictive of the results of any future clinical trials.

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

The intellectual property related to antibodies we have licensed has expired or likely expired.

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

Our CD33 program clinical trials are testing the same drug construct.

Our CD33 program is comprised of several clinical trials including investigator-initiated trials in AML that are studying the same drug construct consisting of lintuzumab-Ac-225. Negative results from any of these trials could negatively impact our ability to enroll or complete our other trials studying lintzumab-Ac-225. Additionally, negative outcomes including safety concerns, may result in the FDA discontinuing other trials utilizing lintuzumab-Ac-225.

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

Actinium-225 is a key component of our CD33 ARC program, AWE platform and other drug candidates that we might consider for development with the Ac-225 payload. There are adequate quantities of Ac-225 available today to meet our current needs via our present supplier, the Department of Energy (“DOE”). The current Ac-225 currently supplied to Actinium’s clinical trials from the DOE is derived from the natural decay of thorium-229 from so-called ‘thorium-cows’ and is able to produce sufficient quantities that are several multiples of the amount of Ac-225 we require to supply our clinical programs through to early commercialization phase. The DOE is also producing Ac-225 from a recently developed alternative route for Ac-225 production via a linear accelerator that is currently being evaluated by Actinium. Initial preclinical and modelling results have indicated that the linear accelerator sourced Ac-225 does not impact labelling efficiency and expected distribution. Per representations made by the DOE, the capacity of Ac-225 from this route is expected to be sufficient to supply all of Actinium’s pipeline and commercial Ac-225 needs and support new program expansion by not just Actinium but also other companies that are developing Ac-225 based products. Additional routes of Ac-225 production are being pursued by the DOE including the generation of new thorium cows and production via a cyclotron. The cyclotron production method for Ac-225 production leverages Actinium’s proprietary technology and know-how and presents an additional path towards production of high-quality Ac-225 that would be able to satisfy commercial needs. In addition, we are aware of at least six other government and non-government entities globally including the U.S., Canada, Russia, Belgium, France and Japan that have, or expect to have ability to supply Ac-225 or equipment for its production within the timeframes relevant to first commercial approval of our Ac-225 ARC.

Our contract for supply of this isotope from the DOE must be renewed yearly, and the current contract extends through the end of 2021. While we expect this contract will be renewed at the end of its term as it has since 2009, there can be no assurance that the DOE will renew the contract or that change its policies that allow for the sale of isotope to us. Failure to acquire sufficient quantities of medical grade Ac-225 would make it impossible to effectively complete clinical trials and to commercialize any Ac-225 based drug candidates that we may develop and would materially harm our business.

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

Any regulatory approvals that we receive for our product candidates will require surveillance to monitor the safety and efficacy of the product candidate. The FDA may also require a REMS in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. In addition, if the FDA or a comparable foreign regulatory authority approves our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval. In addition, the FDA could require us to conduct another study to obtain additional safety or biomarker information. Later discovery of previously unknown problems with our product candidates, including adverse events of unanticipated severity or frequency, or with our third-party suppliers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

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

In the United States, there have been a number of legislative and regulatory initiatives focused on containing the cost of healthcare. The Affordable Care Act, for example, substantially changed the way healthcare is financed by both governmental and private insurers. The Affordable Care Act contains a number of provisions that could impact our business and operations, primarily, once we obtain FDA approval to commercialize one of our product candidates in the United States, if ever, and may also affect our operations in ways we cannot currently predict. Affordable Care Act provisions that may affect our business include, among others, those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under health insurance exchanges, expansion of the 340B program, expansion of state Medicaid programs, fees and increased discount and rebate obligations, transparency and reporting requirements, and fraud and abuse enforcement. Such changes may impact existing government healthcare programs, industry competition, formulary composition, and may result in the development of new programs, including Medicare payment for performance initiatives, health technology assessments, and improvements to the physician quality reporting system and feedback program.

There have been significant ongoing judicial, administrative, executive, and legislative initiatives to modify, limit, replace, or repeal the Affordable Care Act. For example, former President Trump issued several Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress considered legislation that would repeal or replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation the Affordable Care Act have been passed. For example, the Tax Cuts and Jobs Act of 2017 eliminated the Affordable Care Act provision requiring individuals to purchase and maintain health coverage, or the “individual mandate,” by reducing the associated penalty to zero, beginning in 2019. In December 2018, a district court in Texas held that the individual mandate is unconstitutional and that the rest of the Affordable Care Act is, therefore, invalid. On appeal, the Fifth Circuit Court of Appeals affirmed the holding on the individual mandate but remanded the case back to the lower court to reassess whether and how such holding affects the validity of the rest of the Affordable Care Act. The U.S. Supreme Court is currently reviewing the case. Substantial uncertainty remains as to the future of the Affordable Care Act. There is no way to predict whether, and to what extent, if any, the Affordable Care Act will remain in-effect in the future, and it is unclear how these decisions, subsequent appeals, or other efforts to repeal and replace the Affordable Care Act will impact the United States healthcare industry or our business.

Furthermore, we cannot predict what reform measures the Biden administration will implement in connection with the Affordable Care Act or otherwise. The adoption or implementation of new or amended legislation at the federal or state level could affect our ability to obtain regulatory approval for any of our vaccine candidates and the commercial viability of our future approved products, if any. We cannot predict the ultimate nature, timing, or effect of any changes to the Affordable Care Act or other federal and state reform efforts, and there is no assurance that such efforts will not adversely affect our future business and financial results.

In addition to the Affordable Care Act, there have been several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Pharmaceutical product prices have been the focus of increased scrutiny by the government, including certain state attorneys general, members of Congress and the United States Department of Justice. State or federal healthcare reform measures or other social or political pressure to lower the cost of pharmaceutical products could have a material adverse impact on our business, results of operations and financial condition.

Our relationships with customers, health care professionals and third-party payors may be subject to applicable healthcare laws, which could expose us to penalties, including administrative, civil or criminal penalties, damages, fines, imprisonment, exclusion from participation in federal healthcare programs such as Medicare and Medicaid, reputational harm, the curtailment or restructuring of our operations and diminished future profits and earnings.

Healthcare professionals and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with customers, healthcare professionals and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research, market, sell and distribute any products for which we obtain marketing approval. Federal and state healthcare laws and regulations that may affect our operations, directly or indirectly, include the following, among others:

●	the federal Anti-Kickback Statute, which prohibits persons and entities from, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;

●	the federal false claims laws, including civil whistleblower or qui tam actions under the federal False Claims Act, which impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and also imposes obligations, including mandatory contractual terms, on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of the covered entity as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	the federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;

●	the federal Physician Payments Sunshine Act, created under the Affordable Care Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually information related to certain payments or other transfers of value provided to physicians and any ownership and investment interests held by physicians or their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year; and

●	analogous state laws and regulations, including (among others) state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the United States federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information and that require tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal law, thus complicating compliance efforts.

Efforts to comply with applicable healthcare laws and regulations will involve substantial costs. Interpretations of standards of compliance under these laws and regulations are rapidly changing and subject to varying interpretations and it is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other laws that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, exclusion from government funded healthcare programs, such as Medicare and Medicaid, reputational harm, imprisonment, additional reporting obligations and oversight (if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws), and the curtailment or restructuring of our operations, any of which could diminish our future profits or earnings. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Third-party payors may not adequately reimburse customers for any of our products that we may commercialize or promote, and may impose coverage restrictions or limitations such as prior authorizations and step edits that affect their use.

Our ability to commercialize any product candidates successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health programs, private health insurers, integrated delivery networks and other third-party payors. Third-party payors decide which medications they will pay for and establish reimbursement levels. A significant trend in the United States healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of payment for particular medications. Increasingly, third-party payors are requiring that drug companies provide predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, if reimbursement is available, the level of reimbursement may not be sufficient for commercial success. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

Obtaining reimbursement approval for any product candidate for which we obtain marketing approval from any government or other third-party payor is a time-consuming and costly process. There may be significant delays in obtaining coverage and adequate reimbursement for newly approved products. Moreover, eligibility for coverage and reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Even when a payor determines that a product that we may commercialize or promote is eligible for reimbursement under its criteria, the payor may impose coverage limitations that preclude payment for some uses that are approved by the FDA, or may impose restrictions, such as prior authorization requirements, or may simply deny coverage altogether. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Coverage and reimbursement rates may vary according to the use of the drug and the medical circumstances under which it is used may be based on reimbursement levels already set for lower cost products or procedures or may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Furthermore, the Centers for Medicare and Medicaid Services frequently change product descriptors, coverage policies, product and service codes, payment methodologies and reimbursement values. Commercial third-party payors often rely upon Medicare coverage policies and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain and maintain coverage and profitable payment rates from both government-funded programs and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize our approved products and our overall financial condition.

Risks Related to Third Parties

We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates.

We do not have the ability to independently conduct our clinical trials for our product candidates and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct such trials. Our reliance on these third parties for clinical development activities results in reduced control over these activities. Moreover, the FDA requires us to comply with regulations and standards, commonly referred to as GCPs (good clinical practices), for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. If we or any of our third-party contractors fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practice, or cGMP, regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We currently depend on single third-party manufacturers to produce our pre-clinical and clinical trial drug supplies. Any disruption in the operations of our current third-party manufacturers, or other third-party manufacturers we may engage in the future, could adversely affect our business and results of operations.

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

We depend on vendors with specialized operations, equipment and know-how to manufacture the respective components of our drug candidates. We have entered into manufacturing and supply agreements with these third-parties, and in some instances, we have agreed that such vendor be the exclusive manufacturer and supplier. If any of the third-parties we depend on encounter difficulties in their operations, fail to comply with required regulations or breach their contractual obligations it may be difficult, or we may be unable to identify suitable alternative third-party manufacturers. While we identify and evaluate third-party manufacturers from time to time, even if we do identify suitable alternative third-parties, we may fail to reach agreement on contractual terms, it may be prohibitively expensive and there can be no assurance that we can successfully complete technology transfer and development work necessary or complete the necessary work in a timely manner. Any of which could prevent us from commencing manufacturing with third-parties which could cause delays or suspension of our clinical trials and pre-clinical work that may have a negative impact on our business.

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

To date, our product candidates have been manufactured in small quantities for preclinical and clinical testing by third-party manufacturers. If the FDA or other regulatory agencies approve any of our product candidates for commercial sale, we expect that we would continue to rely, at least initially, on third-party specialized manufacturers to produce commercial quantities of approved products. These manufacturers may not be able to successfully increase the manufacturing capacity for any approved product in a timely or economic manner, or at all. Significant scale-up of manufacturing may require additional validation studies, which the FDA must review and approve. Scale-up for commercial product may require financial commitment or investment by us, which we may not have sufficient capital for or may elect not to undertake. If third party manufacturers are unable to successfully increase the manufacturing capacity for a product candidate, or we are unable to establish our own manufacturing capabilities, the commercial launch of any approved products may be delayed or there may be a shortage in supply, which in turn could have a material adverse effect on our business.

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

Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences.

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

Our compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur substantial accounting expense and expend significant management efforts. We complied with Section 404 at December 31, 2020 and 2019 and while our testing did not reveal any material weaknesses in our internal controls, any material weaknesses in our internal controls in the future would be required us to remediate in a timely manner so as to be able to comply with the requirements of Section 404 each year. If we are not able to comply with the requirements of Section 404 in a timely manner each year, we could be subject to sanctions or investigations by the SEC, NYSE American or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our common stock. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, and investors could lose confidence in our reported financial information.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We do not own any real property. We lease offices at 275 Madison Avenue, New York, NY. The lease is for 5,790 square feet and has a term of seven years and three months, with an expiration date of September 6, 2022, with a current annual rate $342 thousand. We are also responsible for certain other costs, such as insurance, taxes, utilities and maintenance. We issued a letter of credit of $391 thousand in connection with the lease and maintained a $391 thousand certified deposit as collateral for the letter of credit.

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

Holders

As of March 31, 2021, there were 19,245,638 shares of common stock issued and outstanding, which were held by approximately 99 holders of record. There are no shares of preferred stock outstanding.

Securities Authorized for Issuance under Equity Compensation Plans

We currently have three equity compensation plans defined as follows:

The Company’s 2019 Amended and Restated Stock Plan has an expiration date of October 18, 2029 and the number of shares of our common stock available for grant to employees, directors and consultants authorized under the plan is 3,083,333 shares.

The Company’s 2013 Amended and Restated Stock Plan has an expiration date of September 9, 2023 and after a number of amendments approved by stockholders, the number of shares of our common stock available for grant to employees, directors and consultants authorized under the plan is 758,333 shares.

The Company’s 2013 Equity Incentive Plan has an expiration date of September 9, 2023 and the number of shares of our common stock available for grant to employees, directors and consultants under the plan is 33,333 shares.

The following table indicates shares of common stock authorized for issuance under our equity compensation plans as of December 31, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	815,112	$21.53	3,874,999
Equity compensation plans not approved by security holders	-	-	-
Total	815,112	$21.53	3,874,999

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

(in thousands, except for number of shares and per share data)	Year ended December 31,
	2020	2019
Statements of Operations Data:
Revenues	$-	$-
Loss from operations	$(22,393)	$(22,072)
Net loss	$(22,215)	$(21,900)
Net loss per common share:
Basic and diluted	$(1.83)	$(4.40)
Weighted-average common shares outstanding:
Basic and diluted	12,134,259	4,975,721

(in thousands)	As of December 31,
	2020	2019
Balance Sheet Data:
Cash and cash equivalents	$63,560	$9,254
Total assets	$66,397	$11,670
Total liabilities	$5,078	$6,026
Stockholders’ equity	$61,319	$5,644

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The information and financial data discussed below is derived from the audited consolidated financial statements of Actinium Pharmaceuticals, Inc. for its fiscal years ended December 31, 2020 and 2019.   The consolidated financial statements of Actinium Pharmaceuticals, Inc. were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Actinium Pharmaceuticals, Inc. contained elsewhere in this Report. The financial statements contained elsewhere in this Report fully represent Actinium Pharmaceuticals, Inc.’s financial condition and operations; however, they are not indicative of the Company’s future performance. See “Cautionary Note Regarding Forward-Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Report.

Actinium Pharmaceuticals, Inc. is a clinical-stage, biopharmaceutical company applying its proprietary platform technology and deep understanding of radiobiology to the development of novel targeted therapies known as Antibody Radiation-Conjugates, or ARCs. Radiation is an effective therapeutic modality that is used in the treatment of over fifty percent of all cancer patients and is often combined with chemotherapy, immunotherapy and other treatments for greater therapeutic effect. Radiation is typically administered via an external beam source from outside the body, leading to off-target exposure to normal healthy tissue and organs, which can constrain the amount of radiation that can be administered to patients due to associated dose-limiting toxicities. In addition, use of external beam radiation is largely limited to solid tumors and cannot be used in blood cancers, which are diffuse throughout the body of a patient. ARCs combine the cell-killing ability of radiation via a radioisotope payload with a targeting agent, such as a monoclonal antibody to deliver radiation in a precise manner inside the body to specific, targeted cells, to potentially achieve greater efficacy with lower toxicity than with external beam radiation. ARCs enable a broader usage of radiation than external beam radiation as they can be used in the treatment of both solid tumors and blood cancers. Blood or hematologic cancers are known to be highly sensitive to radiation. Our clinical pipeline is focused on ARCs targeting the antigens CD45 and CD33, both of which are expressed in multiple hematologic cancers. Our clinical programs are focused on two primary areas: (1) targeted conditioning prior to a bone marrow transplant, or BMT, adoptive cell therapy, or ACT, such as CAR-T or gene therapy and (2) ARC therapeutic combinations with other agents. Our product development strategy is actively informed by clinical data with our ARCs in over 500 patients, including our ongoing Pivotal Phase 3 SIERRA trial. Our clinical pipeline has emanated from our Antibody Warhead Enabling, or AWE technology platform, which is protected by over 140 issued and pending patents, trade secrets and know-how and is being utilized in a collaborative research partnership with Astellas Pharma, Inc.

Recent Developments

Impact of COVID–19 Pandemic

In December 2019, a novel strain of COVID-19 was reported in China. Since then, COVID-19 has spread globally. The spread of COVID-19 from China to other countries has resulted in the World Health Organization (WHO) declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus and have closed non-essential businesses, and as of the date of this report, many local jurisdictions continue to have such restrictions in place.

As many local jurisdictions continue to have such restrictions in place, our ability to continue to operate our business may also be limited. Such events may result in a period of business, supply and drug product manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. In response to COVID-19, we implemented remote working and thus far have not experienced a significant disruption or delay in our operations as it relates to the clinical development of our drug candidates. Such government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will be put in place again due to a resurgence in COVID-19 cases, including those involving new variants of the coronavirus, which may be more contagious and deadly than prior strains. Therefore, the COVID-19 pandemic may continue to affect our operation, may further divert the attention and efforts of the medical community to coping with COVID-19 and disrupt the marketplace in which we operate and may have a material adverse effect on our operations.

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

Currently, the Phase 3 SIERRA trial for our lead program, Iomab-B, continues to remain active at a majority of our clinical trial sites, with investigators providing feedback that recruitment and enrollment will remain active because of the acute nature of the disease, the high unmet needs of patients with relapsed or refractory AML, the potentially curative nature of BMT and the differentiated profile of Iomab-B. Certain sites that had not been actively enrolling due to COVID-19 at the initial outbreak of the pandemic resumed recruitment and enrollment in mid-2020, and we currently do not have any sites that are not recruiting and enrolling patients due to COVID-19. We also believe our earlier stage clinical trials for our CD33 program will also continue to recruit and enroll patients given the acute nature of relapsed or refractory AML. The continuation of the pandemic could adversely affect our planned clinical trial operations, including our ability to conduct the trials on the expected timelines and recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if their geography is impacted by the pandemic. Further, the continuation and/or resurgence of the COVID-19 pandemic could result in delays in our clinical trials due to prioritization of hospital resources toward the pandemic, restrictions in travel, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the pandemic may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us.

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

We continue to monitor the impacts of COVID-19 on the global economy and on our business operations. However, the ultimate impact from COVID-19 on our business operations and financial results during 2021 will depend on, among other things, the ultimate severity and scope of the pandemic, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and whether, and the speed with which the economy recovers. We are not able to fully quantify the impact that these factors will have on our financial results during 2021 and beyond, but developments related to COVID-19 may materially affect us in 2021.

Results of Operations – Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the year ended December 31,		Increase
(in thousands)	2020	2019	(Decrease)

Revenues	$-	$-	$-

Operating expenses:
Research and development, net of reimbursements	16,085	16,550	(465)
General and administrative	6,308	5,522	786
Total operating expenses	22,393	22,072	321

Other income
Interest income – net	178	172	6
Total other income	178	172	6

Net loss	$(22,215)	$(21,900)	$(315)

Revenues

We recorded no commercial revenues for the years ended December 31, 2020 and 2019, respectively.

Research and Development Expense

Research and development expenses declined by $0.5 million to $16.1 million for the year ended December 31, 2020 compared to $16.6 million for the year ended December 31, 2019. The decrease was primarily attributable to lower expenses related to our CD33 program, mostly offset by higher expenses on our CD45 program.

General and Administrative Expenses

General and administrative expenses increased by $0.8 million to $6.3 million for the year ended December 31, 2020 compared to $5.5 million for the year ended December 31, 2019, primarily attributable to higher third-party professional fees, including consultants, investor relations and recruiters.

Other Income

Other income of $0.2 million for both time periods was attributable to interest income - net.

Net Loss

Net loss increased by $0.3 million to $22.2 million for the year ended December 31, 2020 compared to $21.9 million for the year ended December 31, 2019, primarily due to higher general and administrative expenses.

Liquidity and Capital Resources

We have financed our operations primarily through sales of our stock, pre-funded warrants and warrants.

The following tables sets forth selected cash flow information for the periods indicated:

	For the year ended December 31,
(in thousands)	2020	2019

Cash used in operating activities	$(21,618)	$(21,462)
Cash used in investing activities	(253)	(64)
Cash provided by financing activities	76,177	17,114

Net change in cash, cash equivalents and restricted cash	$54,306	$(4,412)

Net cash used in operating activities for the year ended December 31, 2020 of $21.6 million increased by $0.1 million from $21.5 million used in operations for the prior year, primarily due to the timing of payments to vendors.

Net cash used in investing activities of $253 thousand and $64 thousand for the years ended December 31, 2020 and December 31, 2019, respectively, was for the purchase of equipment.

Net cash provided by financing activities was mainly generated by the sale of shares of common stock, pre-funded warrants and warrants. Net cash provided by financing activities was $76.2 million for the year ended December 31, 2020, reflecting $76.6 million in proceeds from the sales of common stock and pre-funded warrants in April and June 2020 and sales of common stock throughout 2020. During 2019, net cash provided by financing activities was $17.1 million, reflecting $15.9 million in proceeds from the sale of common stock and warrants, plus $1.5 million in proceeds from the exercise of warrants.

On April 24, 2020, we issued and sold 4.3 million shares of common stock and pre-funded warrants to purchase 2.8 million shares of common stock. The price to the public for each share of common stock sold in the offering was $4.50, and the price to the public for each pre-funded warrant sold in the offering was $4.497. The pre-funded warrants were exercisable at an exercise price of $0.003 per share and were exercisable immediately upon issuance. Gross proceeds from this offering were $31.6 million, before deducting underwriting discounts and commissions and other offering expenses payable by us. Net proceeds from the offering were approximately $29.1 million

On June 19, 2020, we issued and sold 1.9 million shares of common stock and pre-funded warrants to purchase 0.7 million shares of common stock. The price to the public in this offering for each share of common stock was $9.75 and for each pre-funded warrant was $9.747. Each pre-funded warrant had an exercise price of $0.003 per share and were exercisable immediately upon issuance. Gross proceeds from this offering to us were $25.0 million, before deducting underwriting discounts and commissions and other offering expenses payable us. Net proceeds from this offering were approximately $23.0 million.

During the year ended December 31, 2020, holders of all 2.8 million pre-funded April 2020 warrants and 0.7 million pre-funded June 2020 warrants exercised their pre-funded warrants at $0.003 per share and received 2.8 million shares of common stock and 0.7 million shares of common stock, respectively.

In August 2020, we entered a Capital on Demand™ Sales Agreement with JonesTrading, pursuant to which we may sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of our common stock. Shares of common stock are offered pursuant to our shelf registration statement filed with the SEC on August 7, 2020. As of December 31, 2020, we sold 2.1 million shares of common stock, resulting in gross proceeds of $22.6 million and net proceeds of $21.7 million.

In December 2018, we entered into the Amended and Restated At Market Issuance Sales Agreement with B. Riley FBR, Inc. and JonesTrading pursuant to which we conducted our at-the market program. In early 2020, we sold 0.3 million shares of common stock through our at-the-market program, resulting in net proceeds of $2.5 million.

 In October 2018, we and Lincoln Park Capital Fund, LLC, or Lincoln Park entered into a purchase agreement and a registration rights agreement, pursuant to which we have the right to sell to Lincoln Park shares of our common stock having an aggregate value of up to $32.5 million, subject to certain limitations and conditions set forth in the agreement. In early 2020, we elected to sell to Lincoln Park 27 thousand shares and received $0.2 million.

In April 2019, we sold 1.4 million shares of common stock at an offering price of $11.55 per share and warrants to purchase 1.4 million shares of common stock at an exercise price of $15.00 per share and with a term of 5 years, resulting in gross proceeds of $16.5 million and net proceeds of $15.1 million after deducting underwriting and other offering expenses.

As of the date of filing this report, we expect that our existing resources will be more than sufficient to fund our planned operations for more than 12 months following the date of this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions

Fair Value of Financial Instruments

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

Recent Accounting Standards

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

Subsequent Events

Since December 31, 2020 we have sold 1.7 million shares of common stock under our Capital on Demand™ Sales Agreement with JonesTrading, resulting in net proceeds of $14.4 million.

In January 2021, we announced a collaborative research agreement with Astellas Pharma, Inc. and began work on this project that will utilize our AWE technology platform with select targeting agents owned by Astellas in the development of theranostics for solid tumor indications, which combine the ability of radioisotopes to be used for both diagnostic and therapeutic purposes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Actinium Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Actinium Pharmaceuticals, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years ended December 31, 2020 and 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2012.

Houston, Texas
March 31, 2021

Actinium Pharmaceuticals, Inc.
Consolidated Balance Sheets

(amounts in thousands, except share and per share data)	December 31, 2020	December 31, 2019

Assets
Current Assets:
Cash and cash equivalents	$63,560	$9,254
Restricted cash – current	48	48
Prepaid expenses and other current assets	1,317	786
Total Current Assets	64,925	10,088

Property and equipment, net of accumulated depreciation of $291 and $237	312	113
Operating lease right-of-use assets	579	807
Finance leases right-of-use assets	140	221
Security deposit	50	50
Restricted cash	391	391
Total Assets	$66,397	$11,670

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$4,340	$4,598
Note payable	-	381
Operating leases current liability	342	286
Finance leases current liability	85	79
Total Current Liabilities	4,767	5,344

Long-term operating lease obligations	245	531
Long-term finance lease obligations	66	151
Total Liabilities	5,078	6,026

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 and 600,000,000 shares authorized; 17,532,893 and 5,490,038 shares issued and outstanding	18	5
Additional paid-in capital	292,275	214,397
Accumulated deficit	(230,974)	(208,758)
Total Stockholders’ Equity	61,319	5,644

Total Liabilities and Stockholders’ Equity	$66,397	$11,670

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.
Consolidated Statements of Operations

	For the Year ended December 31,
(amounts in thousands, except share and per share data)	2020	2019

Revenue	$-	$-

Operating expenses:
Research and development, net of reimbursements	16,085	16,550
General and administrative	6,308	5,522
Total operating expenses	22,393	22,072

Loss from operations	(22,393)	(22,072)

Other income:
Interest income - net	178	172
Total other income	178	172

Net loss	$(22,215)	$(21,900)

Deemed dividend for warrant down-round protection provision	(1)	(1)
Net loss applicable to common stockholders	$(22,216)	$(21,901)
Loss per common share - basic and diluted	$(1.83)	$(4.40)

Weighted average common shares outstanding - basic and diluted	12,134,259	4,975,721

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.
Consolidated Statement of Changes in Stockholders’ Equity
For the Years Ended December 31, 2020 and 2019
(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2019	3,856,768	$4	$195,666	$(186,857)	$8,813
Stock-based compensation	13,143	-	1,295	-	1,295
Sale of common stock and warrants, net of offering costs	1,535,334	1	15,931	-	15,932
Issuance of common stock from exercise of warrants	84,793	-	1,504	-	1,504
Deemed dividend for warrant down-round protection provision	-	-	1	(1)	-
Net loss	-	-	-	(21,900)	(21,900)
Balance, December 31, 2019	5,490,038	$5	$214,397	$(208,758)	$5,644
Stock-based compensation	6,262	-	1,254	-	1,254
Sale of common stock and warrants, net of offering costs	8,575,051	9	76,580	-	76,589
Issuance of common stock from exercise of pre-funded warrants	3,458,929	4	6	-	10
Issuance of common stock from exercise of warrants	2,613	-	37		37
Deemed dividend for warrant down-round protection provision	-	-	1	(1)	-
Net loss	-	-	-	(22,215)	(22,215)
Balance, December 31, 2020	17,532,893	$18	$292,275	$(230,974)	$61,319

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows

	For the Year ended December 31,
(amounts in thousands)	2020	2019
Cash Flows from Operating Activities:
Net loss	$(22,215)	$(21,900)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,254	1,295
Depreciation and amortization expense	447	420
Changes in operating assets and liabilities:
Decrease in:
Prepaid expenses and other current assets	(531)	253
Increase (decrease) in:
Accounts payable and accrued expenses	(257)	(1,255)
Operating lease liabilities	(315)	(275)
Net Cash Used In Operating Activities	(21,617)	(21,462)

Cash Flows from Investing Activities:
Purchase of property and equipment	(253)	(64)
Net Cash Used In Investing Activities	(253)	(64)

Cash Flows from Financing Activities:
Payments on note payable	(381)	(249)
Payments on finance leases	(79)	(73)
Proceeds from sales of shares of common stock and warrants, net of offering costs	76,589	15,932
Proceeds from the exercise of warrants	47	1,504
Net Cash Provided By Financing Activities	76,176	17,114

Net change in cash, cash equivalents and restricted cash	54,306	(4,412)
Cash, cash equivalents and restricted cash at beginning of year	9,693	14,105
Cash, cash equivalents and restricted cash at end of year	$63,999	$9,693

Supplemental disclosures of cash flow information:
Cash paid for interest	$8	$26
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Prepaid expenses financed by accounts payable	$753	$423
Deemed dividend for warrant down-round protection provision	$1	$1

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

Reverse Stock Split

In August 2020, the Company effected a reverse stock split of its outstanding common stock by combining outstanding shares of common stock into a lesser number of outstanding shares of common stock by a ratio of 1-for-30. Accordingly, all common share and per common share data in these consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effect of this reverse stock split for all periods presented.

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

To date, COVID-19 has not had a financial impact on the Company. However, COVID-19 has caused severe disruptions in transportation and limited access to the Company’s facility, resulting in limited support from its staff and professional advisors. The Company continues to monitor the impacts of COVID-19 on the global economy and on its business operations. However, at this time, it is difficult to predict how long the potential operational impacts of COVID-19 will last or to what degree further disruption might impact the Company’s operations and financial results.

Cash and Cash Equivalents - The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. Balances held by the Company are typically in excess of Federal Deposit Insurance Corporation insured limits.

Following is a summary of cash, cash equivalents and restricted cash at December 31, 2020 and December 31, 2019:

(in thousands)	December 31, 2020	December 31, 2019
Cash and cash equivalents	$63,560	$9,254
Restricted cash – current	48	48
Restricted cash – long-term	391	391
Cash, cash equivalents and restricted cash	$63,999	$9,693

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

FASB ASC 740 prescribes guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions. Tax positions must meet a “more-likely-than-not” recognition threshold to be recognized. There were no tax positions for which it is considered reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next year. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in operating expenses

Revenue Recognition - Revenue will be recognized when control of the promised goods or services is transferred to customers in an amount that reflects the consideration expected to be entitled to in exchange for those goods or services.

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

Loss Per Common Share - Basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the reporting period. For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common shares underlying common stock options and warrants using the treasury stock method. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive. For the years ended December 31, 2020 and 2019, the Company’s potentially dilutive shares, which include outstanding common stock options and warrants have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

(in thousands)	December 31, 2020	December 31, 2019
Options	815	380
Warrants	2,113	2,871
Total	2,928	3,251

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

Accounting Standards Recently Issued-

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

Note 2 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at December 31, 2020 and 2019:

	December 31,	December 31,
	2020	2019
Prepaid insurance	$792	$480
Prepaid clinical trial expenses	457	236
Other prepaid expenses and other current assets	68	70
Total prepaid expenses and other current assets	$1,317	$786

Note 3 - Property and Equipment

Property and equipment consisted of the following at December 31, 2020 and 2019:

		December 31,	December 31,
(in thousands)	Lives	2020	2019
Lab equipment	5 years	$378	$148
Office equipment & furniture	3 - 7 years	225	202
Less: accumulated depreciation		(291)	(237)
Property and equipment, net		$312	$113

Depreciation expense consisted of the following for the years ended December 31, 2020 and 2019, respectively:

	December 31,	December 31,
(in thousands)	2020	2019
Research & development	$36	$32
General administrative	18	22
Total Depreciation expense	$54	$54

Note 4 - Leases

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

Right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ASC 842 requires a lessee to discount its unpaid lease payments using the interest rate implicit in the lease or, if that rate cannot be readily determined, its incremental borrowing rate. As an implicit interest rate was not readily determinable in the Company’s leases, the incremental borrowing rate was used based on the information available at commencement date in determining the present value of lease payments.

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

At December 31, 2020, the Company has an operating lease for corporate office space and two finance leases for office equipment and furniture located in the corporate office space. In addition, the Company has auxiliary corporate office space that it rents on a month-to-month basis; this rental is accounted for as an operating lease with the same term as the Company’s main office in the same building.

The components of lease expense are as follows:

(in thousands)	Year ended December 31, 2020	Year ended December 31, 2019
Operating lease expense	$372	$369

Finance lease cost
Amortization of right-to-use assets	$81	$81
Interest on lease liabilities	$16	$22
Total finance lease cost	97	$103

Supplemental cash flow information related to leases are as follows:

	Year ended
(in thousands)	December 31, 2020	December 31, 2019
Cash flow information:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow use from operating leases	$375	$356
Operating cash flow use from finance leases	$16	$22
Financing cash flow use from finance leases	$78	$73

Non-cash activity:

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$83	$807
Finance Leases	$-	$221

Weighted average remaining lease terms are as follows at December 31, 2020:

Weighted average remaining lease term:
Operating leases	1.8 years
Finance Leases	1.7 years

As the Company’s leases did not provide an implicit rate, the Company used its incremental borrowing rate based on the information available in determining the present value of lease payments. The Company’s incremental borrowing rate was based on the term of the lease, the economic environment of the lease and reflect the rate the Company would have had to pay to borrow on a secured basis. Below is information on the weighted average discount rates used at the time that the leases were evaluated:

Weighted average discount rates:
Operating leases	8%
Finance Leases	8%

Maturities of lease liabilities are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2021	377	94
2022	252	64
2023	-	4
Total lease payments	$629	$162
Less imputed interest	(42)	(11)
Present value of lease liabilities	$587	$151

Note 5 - Commitments and Contingencies

Agreements

The Company has entered into agreements with third parties for the rights to certain intellectual property, manufacturing and clinical trial services under which the Company may incur obligations to make payments, including upfront payments, as well as milestone and royalty payments. Notable inclusions in this category are:

a.	Oak Ridge National Laboratory (“ORNL”) – The Company is contracted to purchase radioactive material to be used for research and development, with a renewal option at the contract end. During the years ended December 31, 2020 and 2019, the Company purchased material from ORNL of $0.2 million and $0.2 million, respectively. In December 2020, the Company signed a contract with ORNL to purchase $0.3 million of radioactive material during calendar year 2021.

b.	On June 15, 2012, the Company entered into a license and sponsored research agreement with Fred Hutchinson Cancer Research Center (“FHCRC”) to build upon previous and ongoing clinical trials with BC8 (licensed antibody). FHCRC has completed both a Phase 1 and Phase 2 clinical trial with BC8. The Company has been granted exclusive rights to the BC8 antibody and related master cell bank developed by FHCRC. A milestone payment of $1 million will be due to FHCRC upon FDA approval of the first drug utilizing the licensed BC 8 antibody. Upon commercial sale of the drug, royalty payments of 2% of net sales will be due to FHCRC.

Collaborative Agreement

In March 2018, the Company entered into a research and option agreement with Astellas Pharma Inc. (“Astellas”) to develop ARCs using the Company’s AWE Technology Platform. Under this collaboration, the Company will utilize its AWE Platform to conjugate and label selected Astellas targeting agents with an Actinium-225 payload. The Company is also responsible for conducting preclinical validation studies on any ARCs generated. Payments from Astellas under this agreement are accounted for as a reduction to research and development expense

Note 6 - Equity

On April 24, 2020, the Company issued and sold 4.3 million shares of common stock and 2.8 million pre-funded warrants to purchase shares of common stock. The price to the public in this offering for each share of common stock was $4.50 and for each pre-funded warrant was $4.497. Each pre-funded warrant had an exercise price of $0.003 per share and was exercisable immediately upon issuance. Gross proceeds from this offering were $31.6 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company. Net proceeds from this offering were $29.1 million.

During the year ended December 31, 2020, holders of all of the 2.8 million pre-funded April 2020 warrants exercised their warrants at $0.003 per share and received 2.8 million shares of common stock.

On June 19, 2020, the Company issued and sold 1.9 million shares of common stock and 0.7 million pre-funded warrants to purchase shares of common stock. The price to the public in this offering for each share of common stock was $9.75 and for each pre-funded warrant was $9.747. Each pre-funded warrant had an exercise price of $0.003 per share and was exercisable immediately upon issuance. Gross proceeds from this offering were $25.0 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company. Net proceeds from this offering were $23.0 million.

During the year ended December 31, 2020, holders of all of the 0.7 million pre-funded June 2020 warrants exercised their warrants at $0.003 per share and received 0.7 million shares of common stock.

In August 2020, the Company entered into the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC (“JonesTrading”), pursuant to which the Company may sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of its common stock. Shares of common stock are offered pursuant to the Company’s shelf registration statement on Form S-3 filed with the SEC on August 7, 2020. As of December 31, 2020, the Company has sold 2.1 million shares of common stock, resulting in gross proceeds of $22.6 million and net proceeds of $21.7 million.

In December 2018, the Company entered into the Amended and Restated At Market Issuance Sales Agreement with B. Riley FBR, Inc. and JonesTrading, pursuant to which the Company conducted its at-the market program. During the year ended December 31, 2020, the Company sold 0.3 million shares of common stock through its at-the-market program, resulting in net proceeds of $2.5 million.

In October 2018, the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into a purchase agreement and a registration rights agreement, pursuant to which the Company has the right to sell to Lincoln Park shares of the Company’s common stock having an aggregate value of up to $32.5 million, subject to certain limitations and conditions set forth in the agreement. During the year ended December 31, 2020, the Company elected to sell to Lincoln Park 27 thousand shares and received $0.2 million.

In April 2019, the Company sold 1.4 million shares of common stock at an offering price of $11.55 per share and warrants to purchase 1.4 million shares of common stock at an exercise price of $15.00 per share and with a term of 5 years, resulting in gross proceeds of $16.5 million and net proceeds of $15.1 million after deducting underwriting and other offering expenses.

For the year ended December 31, 2019, the Company sold 93 thousand shares of common stock through its at-the-market program with Jones Trading, resulting in net proceeds of $0.7 million. The Company elected to sell to Lincoln Park 13 thousand shares and received $0.1 million.

In March 2018, the Company sold an aggregate of 1.0 million units consisting of an aggregate of 1.0 million shares of common stock, 0.3 million series A warrants and 0.8 million series B warrants, with each series A warrant exercisable for one share of common stock at an exercise price of $18.00 per share and each series B warrant exercisable for one share of common stock at an exercise price of $21.00 per share. During the year ended December 31, 2019, holders of March 2018 series A warrants exercised 84 thousand shares, resulting in the Company receiving $1.5 million. The remaining March 2018 series A warrants expired in March 2019. The March 2018 Series B warrants expired in September 2020.

2019 Amended and Restated Stock Plan

In December 2019, the Company’s 2019 Stock Plan was established. The expiration date of the plan is October 18, 2029 and the total number of shares of the Company’s common stock available for grant to employees, directors and consultants of the Company was 333,333 shares. At the Company’s Annual Meeting of Stockholders held on November 18, 2020, its stockholders authorized an increase in the number of shares authorized under the plan, resulting in the number of shares authorized in the plan to be 3,083,333 shares

2013 Amended and Restated Stock Plan

In September 2013, the Company’s 2013 Stock Plan was established. The expiration date of the plan is September 9, 2023 and at the time of approval, the total number of shares of the Company’s common stock available for grant to employees, directors and consultants of the Company under the plan was 91,666 shares. After a number of amendments approved by stockholders, the number of shares authorized under the plan is 758,333 shares.

2013 Equity Incentive Plan

In September 2013, the Company’s 2013 Equity Incentive Plan was established. The expiration date of the plan is September 9, 2023 and the total number of shares of the Company’s common stock available for grant to employees, directors and consultants of the Company under the plan was 15,000 shares. In December 2013, the shareholders of the Company approved the plan and increased the number of shares authorized under the plan to 33,333 shares.

Stock Options

Following is a summary of stock option activity for the years ended December 31, 2020 and 2019:

(in thousands, except for per-share amount)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2019	241	52.20	7.97	6,400
Granted	195	8.10
Cancelled	(56)	14.40
Outstanding, December 31, 2019	380	35.10	7.88	155
Granted	458	9.99
Cancelled	(23)	16.84
Outstanding, December 31, 2020	815	21.53	8.51	120

Exercisable, December 31, 2020	254	45.98	6.74	41

During 2020, the Company granted its employees and members of the Board of Directors options to purchase 458 thousand shares of common stock with an exercise price ranging from $6.63 to $12.41 per share, a term of 10 years, and a vesting period from 4 to 4.2 years. The options have an aggregated fair value of $3.2 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate range from 0.34% to 0.56% (2) expected life of 6 years, (3) expected volatility range from 83.6% to 85.5%, and (4) zero expected dividends.

During 2019, the Company granted its employees and members of the Board of Directors options to purchase 195 thousand shares of common stock with an exercise price ranging from $6.44 to $17.40 per share, a term of 10 years, and a vesting period from 4 to 4.2 years. The options have an aggregated fair value of $1.1 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate range from 1.38% to 2.6% (2) expected life of 6 years, (3) expected volatility range from 78.5% to 81.8%, and (4) zero expected dividends.

During the years ended December 31, 2020 and 2019, options to purchase 23 thousand and 56 thousand common shares were cancelled, respectively, upon the termination of employment. There were no exercises of options during 2020 and 2019.

The fair values of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at December 31, 2020 was $4.0 million related to unvested options, which is expected to be expensed over a weighted average of 3.3 years. During 2020 and 2019, the Company recorded total option expense of $1.2 million and $1.2 million, respectively.

Pre-funded Warrants

As part of the financings in April 2020 and June 2020, the Company issued pre-funded warrants. Each pre-funded warrant had an exercise price of $0.003 per share and was exercisable immediately upon issuance. The pre-funded warrants did not have an expiration date. During 2020 all the pre-funded warrants were exercised for shares of common stock.

Following is a summary of pre-funded warrant activity for the year ended December 31, 2020:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding, December 31, 2019	-	$-	$-
Granted	3,459	0.003
Exercised	(3,459)	0.003
Outstanding, December 31, 2020	-	$-	$-

Warrants

Following is a summary of warrant activities for the years ended December 31, 2020 and 2019:

(in thousands, except for per-share amounts)	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2019	1,861	36.00	2.04	569
Granted	1,430	15.00
Exercised	(85)	17.70
Cancelled	(335)	82.80
Outstanding, December 31, 2019	2,871	20.71	2.95	301
Granted	-	-
Exercised	(2)	15.00
Cancelled	(756)	20.99
Outstanding, December 31, 2020	2,113	20.55	2.76	362

Exercisable, December 31, 2020	2,111	20.56	2.76	362

In April 2019, the Company sold 1.4 million shares of common stock at an offering price of $11.55 per share and warrants to purchase 1.4 million shares of common stock at an exercise price of $15.00 per share and with a term of 5 years. The transaction date relative fair value of the April 2019 warrants of $5.3 million was determined utilizing the Black-Scholes option pricing model and variables of (1) a discount rate of 2.35%, (2) expected term of 5 years, (3) expected volatility of 78% and (4) zero expected dividends.

In March 2018, the Company sold an aggregate of 1.0 million units consisting of an aggregate of 1.0 million shares of common stock, 0.3 million series A warrants and 0.8 million series B warrants, with each series A warrant exercisable for one share of common stock at an exercise price of $18.00 per share and each series B warrant exercisable for one share of common stock at an exercise price of $21.00 per share. During the year ended December 31, 2019, holders of March 2018 series A warrants exercised 84 thousand shares, resulting in the Company receiving $1.5 million. The remaining March 2018 series A warrants expired in March 2019. The March 2018 Series B warrants expired in September 2020.

The Company has an outstanding warrant to purchase 1,907 shares of common stock, issued on March 14, 2017 to Sandesh Seth, the Company’s Chairman and Chief Executive Officer. The warrant included down-round protection up until it was amended on August 11, 2020. For warrants with down-round protection, a deemed dividend is recorded for the change in fair value of the warrants when the down-round provision is triggered. As a result of the April 2019 offering, the exercise price of the warrant was reset from $37.50 per share to $26.40 per share. As a result of the April 2020 offering and June 2020 offering, the exercise price of the warrant was reset from $26.40 per share to $15.61515 per share. The down-round protection provision in the above warrants created a deemed dividend to common stockholders of $1 thousand in the years ended December 31, 2020 and 2019, which are reflected in the accompanying consolidated statement of operations and consolidated statement of changes in stockholders’ equity. On August 11, 2020, the Company and Mr. Seth agreed to amend the warrant to remove the anti-dilution provision that had been in the warrant. Accordingly, pursuant to the amendment, as of August 11, 2020, the exercise price of the warrant will no longer be subject to a proportional adjustment if and when the Company issues any shares of its common stock for a consideration less than the exercise price of the warrant. All other terms of the warrant remained the same.

During the years ended December 31, 2020 and 2019, the Company recorded stock-based compensation expense related to warrants of $13 thousand and $8 thousand, respectively.

Note 7 - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2020 and 2019 are as follows:

(in thousands)	2020	2019
Deferred tax assets:
Net operating losses carry forward	$33,955	$31,688
Share-based compensation	1,689	1,422
Research and development/orphan drug credits	12,638	10,872
Intangibles	7,873	5,942
Others	19	13
Less: valuation allowance	(56,174)	(49,937)

Deferred tax assets, net	$-	$-

The Company has recorded a valuation allowance of $56.2 million and $49.9 million against its deferred tax assets at December 31, 2020 and 2019, respectively, because management determined that it is not more-likely-than not that those assets will be realized.

For federal income tax purposes, the Company has $152.0 million of unused net operating losses (“NOLs”) at December 31, 2020 available for carry forward to future years. NOLs generated prior to 2018 will begin to expire if unused in 2021. The NOLs generated in 2018 and later years have an indefinite life, but will be limited to 80% of their value if used in a tax year ending after January 1, 2021.

For state income tax purposes, the Company has $81.7 million of unused NOLs at December 31, 2020 available for carry forward to future years. These NOLs will begin to expire in 2034 if unused.

The Company has federal research and development tax credits of $2.2 million at December 31, 2020 which will begin to expire in 2034 if unused and orphan drug credits of $10.4 million which will begin to expire in 2028 if unused.

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

The difference between the income tax provision and the amount that would result if the U.S. Federal statutory rates were applied to pre-tax losses for the year ended December 31, 2020 and 2019 are as follows:

(in thousands)	December 31, 2020		December 31, 2019

Federal statutory income taxes	$(4,665)	(21.0)%	$(4,599)	(21.0)%
State income taxes	56	0.3%	1,077	4.9%
Deferred true-up	(64)	(0.3)%	1,810	8.3%
Research and Development/Orphan Drug Tax Credit	(1,766)	(8.0)%	(1,975)	(9.0)%
Other	202	0.9%	145	0.6%
Change in valuation allowance	6,237	28.1%	3,542	16.2%

Provision for income tax	$-	-	$-	-

Note 9 - Subsequent Events

Since December 31, 2020, the Company has sold 1.7 million shares of common stock under its Capital on Demand™ Sales Agreement with JonesTrading, resulting in net proceeds of $14.4 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure controls and procedures. The Company, under the supervision and with the participation of its management, including the Company’s principal executive officer and principal financial and accounting officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s principal executive officer and principal financial and accounting officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2020 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on our assessment and those criteria, management concluded that as of December 31, 2020, the Company’s internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION.

Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The names, positions and ages of our directors and executive officers as of March 31, 2021, are as follows:

Name	Age	Position
Sandesh Seth	56	Chairman and Chief Executive Officer

Mark S. Berger, M.D.	66	Chief Medical Officer

Dale L. Ludwig, Ph.D.	59	Chief Scientific and Technology Officer

Steve O’Loughlin	36	Chief Financial Officer (Principal Financial and Accounting Officer)

Jeffrey W. Chell M.D.	66	Director

David Nicholson, Ph.D.	65	Lead Independent Director

Richard I. Steinhart	63	Director

Ajit S. Shetty, Ph.D.	74	Director

Subject to the classified board provisions of our Charter, all directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

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

Mr. Seth has 25+ years of experience in investment banking (Laidlaw& Co (UK) Ltd., Cowen & Co.), equity research (Bear Stearns, Commonwealth Associates) and in the pharma industry (Pfizer, Warner-Lambert, SmithKline in strategic planning, business development and R&D project management). Mr. Seth was chairman of Relmada Therapeutics Inc., a specialty pharma company focused on CNS therapeutics, which he helped co-found. Mr. Seth has an MBA in Finance from New York University; an M.S. in the Pharmaceutical Sciences from the University of Oklahoma Health Center and a B.Sc. in Chemistry from Bombay University. He has published several scientific articles and was awarded the University Regents Award for Research Excellence at the University of Oklahoma. Mr. Seth was designated as Regulatory Affairs Certified by the Regulatory Affairs Professionals Society which signifies proficiency with U.S. FDA regulations. He has several patents related to use of radiopharmaceuticals as conditioning agents for adoptive cell therapies and as therapeutic combinations.

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

Mark S. Berger, MD., Chief Medical Officer

Dr. Berger has been our Chief Medical Officer since January 2017. From September 2013 to January 2017, Dr. Berger worked for Kadmon Corporation where he was senior vice president, clinical research. In this role he was responsible for all clinical aspects of new drug development including designing and managing clinical trials in oncology indications (non-small cell lung cancer and glioblastoma) and non-oncology indications (chronic graft versus host disease and polycystic kidney disease). Dr. Berger joined Kadmon after serving as chief medical officer of Deciphera Pharmaceuticals (“Deciphera”) from June 2011 to September 2013. Prior to Deciphera, Dr. Berger was vice president for clinical development at Gemin X Pharmaceuticals (“Gemin X”) where he led the clinical strategy, design and management of clinical trials for two novel oncology agents including obatoclax, a pan Bcl-2 inhibitor. Based on the results of a randomized Phase 2 clinical trial of obatoclax, Gemin X was acquired by Cephalon in March of 2011 for a total consideration of $525 million including $225 million in an upfront cash payment.

Before his work with biotechnology companies, Dr. Berger held key positions in two global pharmaceutical companies. Dr. Berger previously served as group director, medicine development centre-oncology for GlaxoSmithKline. In this position Dr. Berger managed the development of Tykerb (lapatinib) in lung and breast cancer where he designed and led two Phase 2 clinical trials before planning and leading a 399 patient pivotal Phase 3 trial that resulted in the FDA approval of Tykerb in breast cancer. In addition, he managed the Lapatinib Expanded Access Program that enrolled over 4000 patients on a global basis. Dr. Berger began his career in drug development at Wyeth Research where he led the planning and execution of the pivotal Phase 2 trial for Mylotarg, which was the first antibody targeted chemotherapy agent and targeted CD33, similar to Actimab-A. He presented the Mylotarg clinical data at the FDA’s Oncology Drug Advisory Committee meeting, after which Mylotarg received accelerated FDA approval for patients with relapsed AML.

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

Dale L. Ludwig, Ph.D., Chief Scientific and Technology Officer

Dr. Ludwig joined Actinium in January 2018. Dr. Ludwig has worked for 20 years in oncology antibody drug discovery and development at Eli Lilly and Company (“Eli Lilly”) and at ImClone Systems, Inc., until its acquisition by Eli Lilly where he supported the development and successful launch of several biologic oncology drugs including Erbitux®, CyramzaTM, Portrazza®, and LartruvoTM as well as the clinical advancement of 10 additional therapeutic antibodies. Most recently, Dr. Ludwig served as chief scientific officer/vice president of Oncology Discovery Research - Biologics Technology. In this role he was responsible for directing antibody discovery and development for oncology biologics and contributed to key strategic and project advancement efforts. Dr. Ludwig was a member of the Oncology Research Senior Leadership Team and directed the empowered antibody drug discovery programs that included collaborations with Immunogen and Zymeworks.

Prior to the acquisition of Imclone by Eli Lilly, Dr. Ludwig served as head of molecular & cellular engineering at IMClone Systems Inc. In this capacity, Dr. Ludwig served as core team leader for several IND filings and Phase 1 advancements for novel antibodies. In addition, he directed and oversaw the full spectrum of drug development including antibody discovery, screening, selection, engineering, optimization, cloning and expression. He was also tasked with establishing meaningful preclinical collaborations with key academic investigators and industry leaders. Post-acquisition he was the research representative to the ImClone-Lilly Transition Team.

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

Steve O’Loughlin, Chief Financial Officer

Steve O’Loughlin has been our Chief Financial Officer since August 2020. Mr. O’Loughlin served as our Principal Financial Officer from May 2017 to August 2020. Mr. O’Loughlin joined Actinium in October 2015 as Vice President, Finance and Corporate Development, with almost a decade of life sciences industry experience gained from previous positions in investment banking and publicly traded life sciences companies. Prior to Actinium, from June 2015 to October 2015, Mr. O’Loughlin worked at J. Streicher LLC as an investment banker, from August 2012 to June 2015 Mr. O’Loughlin held the position of vice president, corporate finance and development and was a corporate officer at Protea Biosciences, Inc., a publicly traded life sciences tools company. Previously, From June 2010 to June 2012, Mr. O’Loughlin held corporate development positions with Caliber I.D., a publicly traded diagnostics company. Mr. O’Loughlin previously worked in investment banking at Jesup & Lamont where he focused on the biotechnology and life sciences industries. Mr. O’Loughlin has a B.S. in Business Administration with a concentration in finance from Ramapo College of New Jersey.

Jeffrey W. Chell, M.D., Director

Dr. Chell has been a Director of the Company since April 2018. Dr. Chell is also a member of our Audit Committee and Compensation Committee. He has been the chief executive officer emeritus of the National Marrow Donor Program (“NMDP”) since 2017 having served as its chief executive officer since 2000. Dr. Chell has led the NMDP through transformational growth as its Be The Match Registry tripled to more than 12 million donors, the number of transplants facilitated has grown fivefold to over 6,400 annually, and revenue more than tripled to nearly $400 million per year. He is also the co-founder and has served as executive director of the Center For International Blood & Marrow Transplant Research since 2004, a leading research program in the field contributing over 70 research publications per year in peer-reviewed journals. Dr. Chell also currently serves as chair of CLR Insurance, a captive insurance company domiciled in the Cayman Islands. From 2014 to 2016, Dr. Chell served as co-chair of Bone Marrow Donors Worldwide during its IT transformation project, improving revenues and reducing costs.

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

David Nicholson, Ph.D., Director

David Nicholson has been a Director of the Company since 2008. Dr. Nicholson is also a member of our Compensation Committee and Corporate Governance Committee. Since March 2015, Dr. Nicholson served as Executive Vice President and Chief R&D Officer of Allergan, which was acquired by Abbvie in May 2020. In August 2014, Dr. Nicholson joined Allergan (previously known as Actavis plc and Forest Laboratories, Inc.) as senior vice president, Actavis Global Brands R&D. From March 2012 to August 2014, Dr. Nicholson was on the executive committee of Bayer CropScience as head of research & development responsible for the integration of the company’s R&D activities into one global organization. Dr. Nicholson graduated in pharmacology, earning his B.Sc. from the University of Manchester (1975) and his Ph.D. from the University of Wales (1980). Between 1978 and 1988, Dr. Nicholson worked in the pharmaceutical industry for the British company Beecham-Wülfing in Gronau, Germany. The main emphasis of his activities as group leader in a multidisciplinary project group was the development of cardiovascular drugs.

From 1988-2007, Dr. Nicholson held various positions of increasing seniority in the UK, the Netherlands and the U.S. with Organon, a business unit of Akzo Nobel. Ultimately, he became executive vice president, research & development, and member of the Organon Executive Management Committee. He implemented change programs, leading to maximizing effectiveness in research & development, ensuring customer focus and the establishment of a competitive pipeline of innovative drugs. In 2007, Dr. Nicholson transferred to Schering-Plough, Kenilworth, New Jersey as senior vice president, responsible for Global Project Management and Drug Safety. From 2009 to December 2011, he was vice president licensing and knowledge management at Merck in Rahway, New Jersey, reporting to the president of Merck R&D. As an integration team member, Dr. Nicholson played a role in the strategic mergers of Organon BioSciences, the human and animal health business of Dutch chemical giant Akzo-Nobel, and Schering-Plough in 2007 as well as of Schering-Plough and Merck in 2009.

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

Ajit S. Shetty, Ph.D., Director

Dr. Shetty has been a Director of the Company since March 2017. Dr. Shetty is also a member of our Audit Committee, Compensation Committee, and Chairman of our Corporate Governance Committee. Dr. Shetty joined Janssen Pharmaceutical, Inc. (“Janssen”) in 1976 ultimately rising to the position of president in 1986 where he led the establishment of Janssen’s business in the U.S. From 1999 to 2008 he was managing director of Janssen, during this time the Janssen Group of companies’ global sales grew from $1 billion to $8 billion, and from 2004 until 2012 he was chairman of the board of directors. In Dr. Shetty’s most recent role at Johnson & Johnson he was head of Enterprise Supply Chain, where he reported to the chief executive officer and was responsible for the transformation and optimization of Johnson & Johnson’s supply chain. Dr. Shetty earned a Ph.D. in Metallurgy and B.A. Natural Sciences from Trinity College, Cambridge University and a Master of Business Administration from Carnegie Mellon University. Dr. Shetty has served as a member of Agile Therapeutics, Inc.’s board of directors since February 2016. In 2007, Dr. Shetty was bestowed the title of Baron by King Albert II of Belgium for his exceptional merits. He is a member of the Board of Trustees of Carnegie Mellon University, serves on the Board of Governors for GS1 (Global Standards) in Belgium and formerly served on the Corporate Advisory Board of the John Hopkins Carey Business School. In 2016, Dr. Shetty was named as chairperson of the Vlaams Instituut voor Biotechnologie (VIB), a Belgium based life sciences research institute focused on translating scientific results into pharmaceutical, agricultural and industrial applications. In addition, he was elected Manager of the Year in 2004 in Flanders and received a Life-Time Achievement Award in India in 2010. We believe Dr. Shetty’s qualifications to sit on our Board include his extensive pharmaceutical experience leading commercial and supply chain operations and his significant education background.

That Dr. Shetty has 37 years of leadership and executive experience in the pharmaceutical industry, that he has significant supply chain knowledge and that he has experience conducting business in the U.S. and Europe, led us to conclude that Dr. Shetty should serve as a director.

Richard I. Steinhart, Director

Mr. Steinhart has served as our Director and Chairman of the Audit Committee since November 2013. Mr. Steinhart is also a member of our Corporate Governance Committee. Since October 2017 Mr. Steinhart has been the senior vice president and chief financial officer of BioXcel Therapeutics, Inc. Since March 2014, Mr. Steinhart has been a member of the board of directors of Atossa Genetics, Inc. where he is chairman of the audit committee and a member of the compensation committee. From October 2015 to April 2017, Mr. Steinhart was vice president and chief financial officer at Remedy Pharmaceuticals, a privately-held, clinical stage pharmaceutical company. From January 2014 through September 2015 Mr. Steinhart worked as a financial and strategic consultant to the biotechnology and medical device industries. From April 2006 through December 2013, Mr. Steinhart was employed by MELA Sciences, Inc., as its vice president, finance and chief financial officer, treasurer and secretary. In April 2012, Mr. Steinhart received a promotion to senior vice president, finance and chief financial officer. From May 1992 until joining MELA Sciences, Mr. Steinhart was a managing director of Forest Street Capital/SAE Ventures, a boutique investment banking, venture capital, and management consulting firm focused on healthcare and technology companies. Prior to Forest Street Capital/SAE Ventures, he was vice president and chief financial officer of Emisphere Technologies, Inc. Mr. Steinhart’s other experience includes seven years at CW Group, Inc., a venture capital firm focused on medical technology and biopharmaceutical companies, where he was a general partner and chief financial officer. Mr. Steinhart began his career at Price Waterhouse, now known as PricewaterhouseCoopers. He holds BBA and MBA degrees from Pace University and is a Certified Public Accountant (inactive).

That Mr. Steinhart brings more than 30 years of financial experience to our Board, having served in various executive-level financial positions over the course of his career, and that Mr. Steinhart is a certified public accountant, led us to conclude that Mr. Steinhart should serve as a director and chair the Audit Committee.

Corporate Governance

Our Board of Directors oversees our business affairs and monitors the performance of management. In accordance with our corporate governance principles, our Board of Directors does not involve itself in day-to-day operations. The Directors keep themselves informed through discussions with the Chairman and Chief Executive Officer and other key executives and by reading the reports and other materials that we send them and by participating in Board of Directors and committee meetings.

Term of Office

Our directors are divided into three classes, designated Class I, Class II and Class III. Class I shall consists of two directors, Class II shall consist of one director, and Class III consists of one director. The term of office for each Class I director expires at 2023 Annual Meeting of Stockholders; the term of office for each Class II director expires at the 2021 annual meeting of stockholders; and the term of office for each Class III director expires at the 2022 annual meeting of stockholders.

The term of each director is set forth below or until their successors are duly elected:

Director	Class	Term (from 2020 Annual Meeting)

David Nicholson	Class I	3 years
Richard Steinhart	Class I	3 years
Sandesh Seth	Class II	1 year
Jeffrey W. Chell	Class II	1 year
Ajit Shetty	Class III	2 years

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

Chief Executive Officer’s Compensation

In August 2018, we amended and restated Mr. Seth’s, our Chairman and Chief Executive Officer, August 6, 2015 Executive Chairman Agreement (as amended and restated, the “2018 Agreement”). The 2018 Agreement set forth the terms related to his position as Chief Executive Officer and Chairman of the Board of the Company while retaining and adapting material provisions of the prior agreement to that of his role of Chief Executive Officer. Under the 2018 Agreement, Mr. Seth was paid an annual base salary of $561,350 in 2019. Pursuant to the 2018 Agreement, the Board reviewed the amount of his base salary and performance bonus and determined the appropriate adjustments to each component of his compensation each calendar year, and he was entitled to a cash bonus in an amount determined by the Board with a target of 50% of the base salary. In addition, the Chairman and Chief Executive Officer was awarded stock options at our Board’s discretion.

On August 12, 2020, we and Mr. Seth entered into a new employment agreement, which replaced the 2018 Agreement. Pursuant to the employment agreement, Mr. Seth will serve as Chairman and Chief Executive Officer until February 24, 2024 unless terminated earlier as set forth in the employment agreement.

Under the terms of the employment agreement, Mr. Seth is entitled to (i) a base salary, which will be determined by the Board and adjusted to be competitively aligned to a range between the 25th and 75th percentile of the relevant market data of chief executive officer positions of similarly situated publicly companies, (ii) a performance bonus with a target of 50% of his annual base salary as well as other multipliers as determined by the Board and (iii) options to purchase shares of common stock of the Company as the Board may grant. For 2020, Mr. Seth’s annual base salary was set at $578,191.

When and if granted, the options will have an exercise price equal to the closing price of the Company’s common stock on the date of the approval, and 2% of the grant will vest each month from the grant date until fully vested, in accordance with the 2013 Stock Plan and 2019 Plan. The options will expire 10 years from the grant date, subject to Mr. Seth’s continuing service with the Company. Mr. Seth also receives the standard benefits available to other similarly situated employees.

If Mr. Seth’s employment as Chief Executive Officer or Chairman is terminated due to death or disability, Mr. Seth will be entitled to earned, but unpaid, salary, benefits and the Pro-Rated Bonus (as defined herein) for the year of termination. Upon termination of his employment for Cause (as defined in the employment agreement), or his resignation without Good Reason (as defined in the employment agreement), Mr. Seth will receive any accrued and unpaid base salary, the Pro-Rated Bonus and benefits through the date of termination.

If we terminate Mr. Seth’s employment without Cause, or if Mr. Seth resigns for Good Reason, Mr. Seth will be entitled to (i) a single lump sum payment equal to the 24 months of his compensation, (ii) continued health benefits for 24 months, (iii) immediate vesting of all outstanding equity awards granted to Mr. Seth, and (iv) a single lump sum payment equal to his annual bonus subject to the achievement of the applicable goals, pro-rated based on the number of days in the Company’s fiscal year through the date of termination (the “Pro-Rated Bonus”).

In addition, if we terminate Mr. Seth’s employment without Cause or if Mr. Seth resigns for Good Reason, or if we fail to renew his position as Chief Executive Officer and Chairman on February 21, 2024, in any case, within the 12-month period beginning on the date of a Change in Control (as defined in the 2013 Stock Plan and 2019 Plan), Mr. Seth will be entitled to (i) a single lump sum payment equal to 30 months of his compensation, (ii) continued health benefits for 30 months, (iii) immediate vesting of all outstanding equity awards granted to Mr. Seth, and (iv) a single lump sum payment equal to the Pro-Rated Bonus.

Chief Medical Officer Compensation

In December 2016, we and Dr. Mark S. Berger entered into an agreement (the “2016 Berger Employment Agreement”), to employ Dr. Berger as our Chief Medical Officer.

Pursuant to the 2016 Berger Employment Agreement, Dr. Berger was entitled to the following compensation and benefits:

●	Dr. Berger’s annual base salary was $405,000 in 2019. Dr. Berger was also entitled to a cash bonus in an amount to be determined by the Board with a target of 30% of the base salary.

●	Dr. Berger was eligible to participate in the Company’s benefit plans that are generally provided for executive employees.

●	From time to time, the Board granted him options to purchase shares of common stock of the Company.

On August 12, 2020, we entered into a new employment agreement with Dr. Berger, pursuant to which he serves as Chief Medical Officer of the Company. Under the terms of the employment agreement, Dr. Berger is entitled to (i) a base salary, which shall be determined by the Board, (ii) a performance bonus, which may be up to 30% of the annual base salary based upon the achievement of certain objectives such as the Board shall determine and (iii) options to purchase shares of common stock of the Company as the Board may grant. For 2020, Dr. Berger’s annual base salary was set at $415,000.

When and if granted, the options will have an exercise price equal to the closing price of the Company’s common stock on the date of the approval, and 2% of the grant will vest each month from the grant date until fully vested, in accordance with the 2013 Stock Plan and 2019 Plan. The options will expire 10 years from the grant date, subject to Dr. Berger’s continuing service with the Company. Mr. Berger will also receive the standard benefits available to other similarly situated employees.

In addition, if we terminate Dr. Berger’s employment without Cause (as defined in the employment agreement) within the 12-month period beginning on the date of a Change in Control, Dr. Berger will be entitled to (i) a single lump sum payment equal to his annual base salary, (ii) continued health benefits for 12 months, and (iii) immediate vesting of all outstanding equity awards granted to Dr. Berger.

Chief Financial Officer/Principal Financial Officer Compensation

In August 2018, we amended and restated Mr. O’Loughlin’s, our former Principal Financial Officer, September 17, 2015 Employment Agreement, as amended (as amended and restated, the “PFO Agreement”). The PFO Agreement set forth the terms related to his position as Principal Financial Officer of the Company while retaining and adapting material provisions of the prior agreement to that of his role of Principal Financial Officer.

Pursuant to the PFO Agreement, Mr. O’Loughlin was entitled to the following compensation and benefits:

●	Mr. O’Loughlin’s annual base salary was $293,550 in 2019, and Mr. O’Loughlin was entitled to a cash bonus in an amount to be determined by the Board with a target of 30% of the base salary.

●	From time to time, the Board granted him options to purchase shares of common stock of the Company.

●	Mr. O’Loughlin was eligible to receive all standard benefits that Company employees are eligible to receive.

On August 12, 2020, we entered into a new employment agreement with Mr. O’Loughlin, pursuant to which he serves as Chief Financial Officer of the Company. Under the terms of the employment agreement, Mr. O’Loughlin is entitled to (i) a base salary, which shall be determined by the Board, (ii) a performance bonus, which may be up to 30% of the annual base salary based upon the achievement of certain objectives such as the Board shall determine and (iii) options to purchase shares of common stock of the Company as the Board may grant. For 2020, Mr. O’Loughlin’s annual base salary was set at $330,000.

When and if granted, the options will have an exercise price equal to the closing price of the Company’s common stock on the date of the approval, and 2% of the grant will vest each month from the grant date until fully vested, in accordance with the 2013 Stock Plan and 2019 Plan. The options will expire 10 years from the grant date, subject to Mr. O’Loughlin’s continuing service with the Company. Mr. Loughlin will also receive the standard benefits available to other similarly situated employees.

In addition, if we terminate Mr. O’Loughlin’s employment without Cause (as defined in the employment agreement) or if Mr. O’Loughlin resigns for Good Reason (as defined in the employment agreement), in either case, within the 12-month period beginning on the date of a Change in Control, Mr. O’Loughlin will be entitled to (i) a single lump sum payment equal to his annual base salary, (ii) continued health benefits for 12 months, and (iii) immediate vesting of all outstanding equity awards granted to Mr. O’Loughlin.

Chief Scientific and Technology Officer Compensation

We and Dr. Dale Ludwig, effective January 2018, entered into an Offer Letter pursuant to which Dr. Ludwig served as the Company’s Chief Scientific Officer (the “Offer Letter”). Pursuant to the Offer Letter. Dr. Ludwig was entitled to the following compensation and benefits:

●	Dr. Ludwig’s annual base salary was $334,750 in 2019 and Dr. Ludwig was entitled to a cash bonus in an amount to be determined by the Board with a target of 30% of the base salary.

●	From time to time, the Board granted him options to purchase shares of common stock of the Company.

●	Dr. Ludwig was eligible to receive all standard benefits that Company employees are eligible to receive.

On August 12, 2020, we entered into a new employment agreement with Dr. Ludwig, pursuant to which he serves as Chief Scientific and Technology Officer of the Company. Under the terms of the employment agreement, Dr. Ludwig is entitled to (i) a base salary, which shall be determined by the Board, (ii) a performance bonus, which may be up to 30% of the annual base salary based upon the achievement of certain objectives such as the Board shall determine and (iii) options to purchase shares of common stock of the Company as the Board may grant. For 2020, Dr. Ludwig’s annual base salary was set at $375,000.

When and if granted, the options will have an exercise price equal to the closing price of the Company’s common stock on the date of the approval, and 2% of the grant will vest each month from the grant date until fully vested, in accordance with the 2013 Stock Plan and 2019 Plan. The options will expire 10 years from the grant date, subject to Mr. Ludwig’s continuing service with the Company. Dr. Ludwig will also receive the standard benefits available to other similarly situated employees.

In addition, if we terminate Dr. Ludwig’s employment without Cause (as defined in the employment agreement) within the 12-month period beginning on the date of a Change in Control, Dr. Ludwig will be entitled to (i) a single lump sum payment equal to his annual base salary, (ii) continued health benefits for 12 months, and (iii) immediate vesting of all outstanding equity awards granted to Mr. Ludwig.

Board of Directors Meetings and Attendance

During 2020, our Board of Directors held fourteen meetings and did not act by unanimous written consent. Each director attended all of the meetings of our Board and of any committees of which he was a member during the year ended December 31, 2020.

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

Audit Committee

Our Audit Committee, which currently consists of three directors, provides assistance to our Board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, financial reporting, internal control and compliance functions of the Company. The Board has determined that Mr. Steinhart is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our Audit Committee employs an independent registered public accounting firm to audit the financial statements of the Company and perform other assigned duties. Further, our Audit Committee provides general oversight with respect to the accounting principles employed in financial reporting and the adequacy of our internal controls. In discharging its responsibilities, our Audit Committee may rely on the reports, findings and representations of the Company’s auditors, legal counsel, and responsible officers. Our Board has determined that all members of the Audit Committee are financially literate within the meaning of SEC rules and under the current listing standards of the NYSE American. The Audit Committee met four times during 2020. Each member of the Audit Committee was present at all of the Audit Committee meetings held during 2020.

Compensation Committee

Our Compensation Committee, which currently consists of three directors, establishes executive compensation policies consistent with the Company’s objectives and stockholder interests. The Compensation Committee met one time during 2020. Each member of the Compensation Committee was present at the meeting held in 2020. Our Compensation Committee also reviews the performance of our executive officers and establishes, adjusts and awards compensation, including incentive-based compensation, as more fully discussed below. In addition, our Compensation Committee generally is responsible for:

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

Outside consulting firms retained by our compensation committee and management also will, if requested, provide assistance to the Compensation Committee in making its compensation-related decisions. We paid consultant fees to StreeterWyatt of $20,000 during the year ended December 31, 2020.

Corporate Governance Committee

Our Corporate Governance Committee, which currently consists of three directors, monitors our corporate governance system. The Corporate Governance Committee met one time during 2020.

Nominating Committee

We do not have a nominating committee or a committee performing similar functions. Our Board does not believe a nominating committee is necessary because Board nominations are selected, or recommended for the Board’s selection, by a majority of the independent directors. Our independent directors include Jeffrey W. Chell, David Nicholson, Richard I. Steinhart and Ajit S. Shetty. These directors are charged with the responsibility of proposing potential director nominees to the Board for consideration. Our independent directors use criteria by which it will seek to evaluate candidates to serve on our Board. The evaluation methodology includes items such as experience in the biotechnology sector, experience with public companies, executive managerial experience, operations and commercial experience, fundraising experience and contacts in the investment banking industry, personal and skill set compatibility with current Board members, industry reputation, knowledge of our company generally, and independence.

Our Board considers all qualified candidates identified by members of the Board, by senior management and by stockholders. The Board follows the same process and uses the same criteria for evaluating candidates proposed by stockholders, members of the Board and members of senior management. We did not pay fees to any third party to assist in the process of identifying or evaluating director candidates.

Our Amended and Restated Bylaws, as amended (the “Bylaws”) contains provisions that address the process by which a stockholder may nominate an individual to stand for election to the Board at our annual meetings. To recommend a nominee for election to the Board, a stockholder must submit his or her recommendation to our Secretary at our corporate offices at 275 Madison Avenue, 7th Floor, New York, New York 10016. Such nomination must satisfy the notice, information and consent requirements set forth in our Bylaws and must be received by us prior to the date set forth under “Submission of Future Stockholder Proposals” below. A stockholder’s recommendation must be accompanied by the information with respect to stockholder nominees as specified in our Bylaws, including among other things, the name, age, address and occupation of the recommended person, the proposing stockholder’s name and address, the ownership interests of the proposing stockholder and any beneficial owner on whose behalf the nomination is being made (including the number of shares beneficially owned, any hedging, derivative, short or other economic interests and any rights to vote any shares) and any material monetary or other relationships between the recommended person and the proposing stockholder and/or the beneficial owners, if any, on whose behalf the nomination is being made.

We have no formal policy regarding Board diversity. We take into consideration the overall composition and diversity of the Board and areas of expertise that director nominees may be able to offer, including business experience, knowledge, abilities and customer relationships. Generally, we will strive to assemble a Board that brings to us a variety of perspectives and skills derived from business and professional experience as we may deem are in our and our stockholders’ best interests. In doing so, we will also consider candidates with appropriate non-business backgrounds.

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

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of December 31, 2020, our executive officers and directors have complied on a timely basis with all Section 16(a) filing requirements.

Compensation Discussion and Analysis

Our Compensation Committee of our Board of Directors has the responsibility to review, determine and approve the compensation for our executive officers. Further, our Compensation Committee oversees our overall compensation strategy, including compensation policies, plans and programs that cover all employees. At our 2019 Annual Meeting of Stockholders, our Stockholders voted on an advisory basis with respect to our compensation program during 2018 for named executive officers. Of the votes cast (excluding abstentions and broker non-votes), 72.1% were cast in support of the program. In light of this, in reviewing the executive compensation program for 2019 and 2020, our Compensation Committee decided to retain the general overall program design, which ties a significant portion of the executives’ pay closely with our performance. In the future, our Compensation Committee will continue to consider the executive compensation program in light of changing circumstances and stockholder feedback.

We currently employ four executive officers, each of whom serves as a “Named Executive Officer” (or NEO) for purposes of SEC reporting: (1) Sandesh Seth, our Chairman and Chief Executive Officer (who we refer to in this Compensation Discussion and Analysis as our CEO); (2) Steve O’Loughlin, our Chief Financial Officer, (3) Mark Berger, our Chief Medical Officer and (4) Dale Ludwig, our Chief Scientific and Technology Officer.

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

We paid consultant fees to StreeterWyatt of $20,000 during the year ended December 31, 2020. NEOs may have indirect input in the compensation results for other executive officers by virtue of their participation in the performance review and feedback process for the other executive officers.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information regarding the compensation earned during the years ended December 31, 2020 and 2019 for our named executive officers.

Name/Position	Year	Salary	Bonus (1)	Option Awards (2)	All Other Compensation	Total
Sandesh Seth	2020	$578,191	$315,000	$938,537	$-	$1,831,728
	2019	$561,350	$300,000	$241,367	$-	$1,102,717

Mark Berger	2020	$415,000	$100,000	$314,958	$-	$829,958
	2019	$405,000	$85,000	$64,364	$-	$554,364

Dale Ludwig	2020	$375,000	$105,000	$337,453	$-	$817,453
	2019	$334,750	$97,500	$64,364	$-	$496,614

Steve O’Loughlin	2020	$330,000	$90,000	$398,640	$-	$818,460
	2019	$293,550	$85,000	$64,364	$-	$442,914

(1)	The bonus disclosed in this column relates to performance in the prior year, but was contingent upon board approval, and was paid in the year disclosed.
(2)	The dollar amounts in this column represent the aggregate grant date fair value of all option awards granted during the indicated year. These amounts have been calculated in accordance with FASB ASC Topic 718, using the Black-Scholes option-pricing model. For a discussion of valuation assumptions, see Note 6 to our financial statements. These amounts do not necessarily correspond to the actual value that may be recognized from the option awards by the NEOs.

Director Compensation

The following table sets forth the compensation of our non-employee directors for the year ended December 31, 2020:

Name	Fees Earned	Stock Awards	Option Awards (1)(2)	All Other Compensation	Total

Jeffrey W. Chell (2)	$51,000	-	$56,240	-	$107,240
David Nicholson	$63,000	-	$56,240	-	$119,240
Ajit J. Shetty	$58,500	-	$56,240	-	$114,740
Richard Steinhart	$63,000	-	$56,240	-	$119,240

(1)	The dollar amounts in this column represent the aggregate grant date fair value of all option awards granted during the indicated year. These amounts have been calculated in accordance with FASB ASC Topic 718, using the Black-Scholes option-pricing model. For a discussion of valuation assumptions, see Note 7 to our financial statements. These amounts do not necessarily correspond to the actual value that may be recognized from the option awards by the NEOs.

(2)	At December 31, 2020, the aggregate number of option awards outstanding for each director was as follows: (i) for Dr. Chell, 21,666, (ii) for Dr. Nicholson, 28,328, (iii) for Dr. Shetty, 21,666, and (iv) for Mr. Steinhart, 26,664.

Our non-employee directors are paid an annual fee of $40,000 and receive annual option grants. Dr. Nicholson as Lead Director receives an additional annual fee of $10,000. Board committee members receive the following compensation:

BOD Committee	Chairman	Member

Audit	$20,000	$6,000
Compensation	$10,000	$5,000
Corporate Governance	$7,500	$3,000

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END - 2020

The following table sets forth all unexercised options that have been awarded to our named executives by the Company that were outstanding as of December 31, 2020.

	Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) (Exercisable) (b)		Number of Securities Underlying Unexercised Options (#) (Unexercisable) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)

Sandesh Seth	832	(1)	-	-	45.05	8/30/2022	-	-	-	-
	832	(1)	-	-	45.05	12/19/2022	-	-	-	-
	9,333	(1)	-	-	183.90	9/23/2024	-	-	-	-
	5,000	(1)	-	-	107.40	2/15/2025	-	-	-	-
	16,666	(1)	-	-	59.70	4/15/2026	-	-	-	-
	22,831	(2)	2,167	-	41.70	3/14/2027	-	-	-	-
	19,333	(2)	14,000	-	23.487	7/13/2028	-	-	-	-
	17,000	(2)	33,000	-	6.96	7/12/2029	-	-	-	-
	11,125	(2)	127,937	-	9.55	8/12/2030	-	-	-	-

Mark Berger	10,016	(3)	217	-	31.20	1/17/2027	-	-	-	-
	4,833	(2)	3,500	-	23.487	7/13/2028	-	-	-	-
	4,533	(2)	8,800	-	6.96	7/12/2029	-	-	-	-
	3,733	(2)	42,934	-	9.55	8/12/2030	-	-	-	-

Dale Ludwig	4,933	(4)	1,733	-	21.69	1/08/2028	-	-	-	-
	4,533	(2)	8,800	-	6.96	7/12/2029	-	-	-	-
	4,000	(2)	46,000	-	9.55	8/12/2030	-	-	-	-

Steve O’Loughlin	3,333	(1)	-	-	53.70	9/28/2025	-	-	-	-
	1,666	(1)	-	-	59.70	4/15/2026	-	-	-	-
	3,083	(2)	250	-	41.70	3/14/2027	-	-	-	-
	5,123	(2)	3,710	-	23.487	7/13/2028	-	-	-	-
	4,533	(2)	8,800	-	6.96	7/12/2029	-	-	-	-
	4,725	(2)	54,341	-	9.55	8/12/2030	-	-	-	-

(1)	Fully vested.

(2)	Pursuant to the terms of the Company’s 2013 Stock Plan, 2% of these options vest each month from the date of grant.

(3)	28% of these options vested on January 17, 2018, and the remaining 75% vest in equal increments of 2% per month of the from January 17, 2018 over the following three-year period.

(4)	28% of these options vested on January 8, 2019, and the remaining 75% vest in equal increments of 2% per month from January 8, 2019 over the following three-year period.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our Common Stock as of March 26, 2021 held by (i) each person known to us to be the beneficial owner of more than five percent (5%) of any class of our shares; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held.  Shares of Common Stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of March 26, 2021, are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person.  Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Unless otherwise indicated, the principal address of each of the persons below is c/o Actinium Pharmaceuticals, Inc., 275 Madison Ave, 7th floor, New York, NY 10016.

Named Executive Officers and Directors	Number of Shares of Common Stock Beneficially Owned		Percentage of Ownership(a)
Sandesh Seth	140,124	(1)	*	%
Steve O’Loughlin	32,019	(2)	*	%
Mark Berger, M.D.	31,516	(3)	*	%
Dale Ludwig, Ph.D.	20,799	(4)	*	%
Jeffrey W. Chell, M.D.	8,766	(5)	*	%
David Nicholson, Ph.D.	16,511	(6)	*	%
Ajit S. Shetty, Ph.D.	10,123	(7)	*	%
Richard I. Steinhart	14,680	(8)	*	%

All Directors and Officers as a Group (8 persons)	274,538	(9)	1.4%

*	less than 1%

(a)	Based on 18,774,278 shares of common stock outstanding as of March 26, 2021.

(1)	Includes warrants to purchase an aggregate of 2,158 shares of common stock of the Company at an exercise price of $23.51 per share, exercisable on a cashless basis, and warrants to purchase an aggregate of 3,320 shares of common stock of the Company at an exercise price of $23.51 per share, exercisable on a cashless basis issued to Amrosan, LLC, a partnership in which the majority member interest is owned by the family of Mr. Seth, and warrants to purchase 1,907 shares of common stock at an exercise price of $15.61515 per share. Excludes warrants to purchase an aggregate of 12,518 shares of common stock of the Company at par value per share, exercisable on a cashless basis issued to Amrosan, LLC as the warrants are not exercisable upon less than 90 days’ notice. The holder may waive the 90-day exercise notice requirement by giving 65 days prior notice of such waiver. Excludes warrants to purchase an aggregate of 11,767 shares of common stock issued to Carnegie Hill Asset Partners, an irrevocable trust linked to Mr. Seth’s family and warrants to purchase an aggregate of 24,035 shares of common stock issued to Bioche Asset Management, LLC, a partnership in which the majority member interest is owned by the family of Mr. Seth, whose terms are the same as those issued to Amrosan LLC. On August 30, 2012 and December 19, 2012, Mr. Seth was granted options to purchase an aggregate of 1,664 shares of common stock at an exercise price of $45.05 per share. On September 23, 2014, Mr. Seth was granted an option to purchase 9,333 shares of common stock with an exercise price of $183.90 per share. On February 18, 2015, Mr. Seth was granted an option to purchase 5,000 shares of common stock with an exercise price of $107.40 per share. On April 15, 2016, Mr. Seth was granted an option to purchase 16,666 shares of common stock at an exercise price of $59.70 per share. On March 14, 2017, Mr. Seth was granted options to purchase an aggregate of 24,998 shares of common stock at an exercise price of $41.70 per share. On July 13, 2018, Mr. Seth was granted an option to purchase 33,333 shares of common stock at an exercise price of $23.487 per share. On July 12, 2019, Mr. Seth was granted an option to purchase 50,000 shares of common stock at an exercise price of $6.96 per share. On August 12, 2020, Mr. Seth was granted an option to purchase 139,062 shares of common stock at an exercise price of $9.55 per share. All options are subject to vesting. Within 60 days of March 26, 2021, options to purchase 127,358 shares of common stock will have vested. Includes 5,381 shares of common stock.

(2)	On October 1, 2015, Mr. O’Loughlin was granted options to purchase 3,333 shares of common stock with an exercise price of $53.70 per share. On April 15, 2016, Mr. O’Loughlin was granted options to purchase of 1,666 shares of common stock at an exercise price of $59.70 per share. On March 14, 2017, Mr. O’Loughlin was granted options to purchase 3,333 shares of common stock at an exercise price of $41.70 per share. On July 13, 2018, Mr. O’Loughlin was granted an option to purchase 8,833 shares of common stock at an exercise price of $23.487 per share. On July 12, 2019, Mr. O’Loughlin was granted an option to purchase 13,333 shares of common stock at an exercise price of $6.96 per share. On August 12, 2020, Mr. O’Loughlin was granted an option to purchase 59,066 shares of common stock at an exercise price of $9.55 per share. All options are subject to vesting. Within 60 days of March 26, 2021, options to purchase 30,836 shares of common stock will have vested. Includes 1,183 shares of common stock.

(3)	On January 17, 2017, Dr. Berger was granted an option to purchase 10,833 shares of common stock with an exercise price of $31.20 per share. On July 13, 2018, Dr. Berger was granted an option to purchase 8,333 shares of common stock at an exercise price of $23.487 per share. On July 12, 2019, Dr. Berger was granted an option to purchase 13,333 shares of common stock at an exercise price of $6.96 per share. On August 12, 2020, Dr. Berger was granted an option to purchase 46,667 shares of common stock at an exercise price of $9.55 per share. All options are subject to vesting. Within 60 days of March 26, 2021, options to purchase 30,766 shares of common stock will have vested. Includes 750 shares of common stock.

(4)	On January 8, 2018, Dr. Ludwig was granted an option to purchase 6,666 shares of common stock with an exercise price of $21.69 per share. On July 12, 2019, Dr. Ludwig was granted an option to purchase 13,333 shares of common stock at an exercise price of $6.96 per share. On August 12, 2020, Dr. Ludwig was granted an option to purchase 50,000 shares of common stock at an exercise price of $9.55 per share. All options are subject to vesting. Within 60 days of March 26, 2021, options to purchase 20,466 shares of common stock will have vested. Includes 333 shares of common stock.

(5)

On April 27, 2018, Dr. Chell was granted an option to purchase 2,500 shares of common stock with an exercise price of $10.41 per share. On July 13, 2018, Dr. Chell was granted an option to purchase 2,500 shares of common stock at an exercise price of $23.487 per share. On July 12, 2019, Dr. Chell was granted an option to purchase 8,333 shares of common stock at an exercise price of $6.96 per share. On August 12, 2020, Dr. Chell was granted an option to purchase 8,333 shares of common stock at an exercise price of $9.55 per share. All options are subject to vesting. Within 60 days of March 26, 2021, options to purchase 8,766 shares of common stock will have vested.

(6)	On February 12, 2012, Dr. Nicholson was granted an option to purchase 1,665 shares of common stock at an exercise price of $23.51 per share and on August 12, 2012 and December 19, 2012, Dr. Nicholson was granted options to purchase an aggregate of 1,664 shares of common stock at an exercise price of $45.05 per share. On February 18, 2015, Dr. Nicholson was granted an option to purchase 833 shares of common stock with an exercise price of $107.40 per share. On April 15, 2016, Dr. Nicholson was granted an option to purchase 2,500 shares of common stock at an exercise price of $59.70 per share. On March 14, 2017, Dr. Nicholson was granted an option to purchase 2,500 shares of common stock at an exercise price of $41.70 per share. On July 13, 2018, Dr. Nicholson was granted an option to purchase 2,500 shares of common stock at an exercise price of $23.487 per share. On July 12, 2019, Dr. Nicholson was granted an option to purchase 8,333 shares of common stock at an exercise price of $6.96 per share. On August 12, 2020, Dr. Nicholson was granted an option to purchase 8,333 shares of common stock at an exercise price of $9.55 per share. All options are subject to vesting. Within 60 days of March 26, 2021, options to purchase 16,178 shares of common stock will have vested. Includes 333 shares of common stock.

(7)	On March 28, 2017, Dr. Shetty was granted an option to purchase 2,500 shares of common stock with an exercise price of $47.40 per share. On July 13, 2018, Dr. Shetty was granted an option to purchase 2,500 shares of common stock at an exercise price of $23.487 per share. On July 12, 2019, Dr. Shetty was granted an option to purchase 8,333 shares of common stock at an exercise price of $6.96 per share. On August 12, 2020, Dr. Shetty was granted an option to purchase 8,333 shares of common stock at an exercise price of $9.55 per share. All options are subject to vesting. Within 60 days of March 26, 2021, options to purchase 10,123 shares of common stock will have vested. Includes 757 shares of common stock.

(8)	On December 16, 2013, Mr. Steinhart was granted an option to purchase 1,665 shares of common stock at an exercise price of $201.00 per share. On February 18, 2015, Mr. Steinhart was granted an option to purchase 833 shares of common stock at an exercise price of $107.40 per share. On April 15, 2016, Mr. Steinhart was granted an option to purchase 2,500 shares of common stock at an exercise price of $59.70 per share. On March 14, 2017, Mr. Steinhart was granted an option to purchase 2,500 shares of common stock at an exercise price of $41.70 per share. On July 13, 2018, Mr. Steinhart was granted an option to purchase 2,500 shares of common stock at an exercise price of $23.487 per share. On July 12, 2019, Mr. Steinhart was granted an option to purchase 8,333 shares of common stock at an exercise price of $6.96 per share. On August 12, 2020, Mr. Steinhart was granted an option to purchase 8,333 shares of common stock at an exercise price of $9.55 per share. All options are subject to vesting. Within 60 days of March 26, 2021, options to purchase 14,364 shares of common stock will have vested. Includes 316 shares of common stock.

(9)	Includes warrants to purchase 7,385 shares of common stock, vested options to purchase 258,100 shares of common stock and 9,053 shares of common stock.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The table below shows the aggregate fees billed for professional services for the audits and audit-related fees of the Company’s annual financial statements included in Form 10-K for the years ending December 31, 2020 and 2019, respectively, by Marcum LLP.

	Year Ended December 31, 2020	Year Ended December 31, 2019
Audit Fees	$130,004	$116,000
Audit – Related Fees	83,630	33,000
Tax Fees	-	-
All Other Fees	-	-
Total	$213,634	$149,000

Audit Fees. This category includes the audit of our annual consolidated financial statements, reviews of our financial statements included in our Form 10-Qs and services that are normally provided by our independent registered public accounting firm in connection with its engagements for those years.

Audit-Related Fees. This category consists of assurance and related services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consents regarding equity issuances.

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

All of the services rendered by Marcum in 2020 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
1.1	Underwriting Agreement, dated September 28, 2016, by and between H.C. Wainwright & Co., LLC and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 1.1 to Form 8-K filed on September 29, 2016).

1.2	At Market Issuance Sales Agreement, dated March 16, 2017, between FBR Capital Markets & Co, and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 1.2 to Form S-3 filed on March 16, 2017).

1.3	Amended and Restated At-the-Market Market Issuance Sales Agreement, dated July 3, 2017, among FBR Capital Markets & Co., MLV & Co. LLC, JonesTrading Institutional Services LLC, and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on August 4, 2017).

1.4	Underwriting Agreement, dated as of July 28, 2017, by and between Actinium Pharmaceuticals, Inc. and Oppenheimer & Co. Inc. as representative of the several underwriters party thereto (incorporated by reference to Exhibit 1.1 to Form 8-K filed on July 28, 2017).

1.5	Dealer-Manager Agreement, dated February 15, 2018, between Maxim Group LLC and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 1.1 to Form 8-K filed on February 15, 2018).

1.6	Underwriting Agreement, dated April 18, 2019, by and between Actinium Pharmaceuticals, Inc. and William Blair & Company, LLC (incorporated by reference to Exhibit 1.1 to Form 8-K filed on April 18, 2019).

1.7	Underwriting Agreement, dated as of April 21, 2020, by and between Actinium Pharmaceuticals, Inc. and H.C. Wainwright & Co., LLC. (incorporated by reference to Exhibit 1.1 to Form 8-K filed on April 24, 2020).

1.8	Capital on Demand™ Sales Agreement, dated August 7, 2020, by and between Actinium Pharmaceuticals, Inc. and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.2 to Registration Statement on Form S-3 filed on August 7, 2020).

2.1	Share Exchange Agreement, dated December 28, 2012, by and among Cactus Ventures, Inc., Actinium Pharmaceuticals, Inc., Diane S. Button, and the shareholders of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on January 2, 2013).

2.2	Share Exchange Agreement, dated March 11, 2013, by and among Cactus Ventures, Inc., Actinium Pharmaceuticals, Inc, and the shareholders of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 11, 2013).

2.3	Share Exchange Agreement, dated August 22, 2013, by and among Actinium Pharmaceuticals, Inc, Actinium Corporation, and the shareholders of Actinium Corporation (incorporated by reference to Exhibit 2.3 to Form S-1/A filed on August 22, 2013).

3.1	Certificate of Incorporation of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on April 17, 2013).

3.2	Certificate of Amendment to Certificate of Incorporation filed January 7, 2014 (incorporated by reference to Exhibit 3.5 to Form S-1 filed on January 31, 2014).

3.3	Certificate of Amendment to Certificate of Incorporation filed February 3, 2014. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 7, 2014).

3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 4, 2015).

3.5	Certificate of Amendment to Actinium’s Certificate of Incorporation, as amended, filed on February 26, 2018 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 26, 2018).

3.6	Certificate of Amendment to Actinium’s Certificate of Incorporation, as amended, filed on March 6, 2019 (incorporated by reference to Exhibit 3.7 to Form 10-K filed on March 15, 2019).

3.7	Certificate of Amendment to Certificate of Incorporation, as amended, filed on June 16, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 16, 2020).

3.8	Amended and Restated Bylaws, dated August 8, 2018 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on August 9, 2018).

3.9	Amendment to the Amended and Restated Bylaws, dated May 7, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 5, 2020).

4.1	Form of Common Stock Warrant, dated December 27, 2013 and January 10, 2014 (incorporated by reference to Exhibit 4.8 to Form S-1 filed on January 31, 2014).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 6, 2015).

4.3	Form of Warrant (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 28, 2017).

4.4	Form of Warrant Agency Agreement between Action Stock Transfer Corporation and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 15, 2018).

4.5	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K filed on February 15, 2018).

4.6	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K filed on February 15, 2018).

4.7	Form of Non-Transferable Subscription Rights Certificate (incorporated by reference to Exhibit 4.4 to Form 8-K filed on February 15, 2018).

4.8	Revised Form of Non-Transferable Subscription Rights Certificate. (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 26, 2018).

4.9	Amendment to Warrant to Purchase Common Stock, dated November 8, 2018, issued to Amrosan LLC (incorporated by reference to Exhibit 4.1 to Form 10-Q filed on November 9, 2018).

4.10	Amendment to Warrant to Purchase Common Stock, dated November 8, 2018, issued to Carnegie Hill Partners (incorporated by reference to Exhibit 4.2 to Form 10-Q filed on November 9, 2018).

4.11	Amendment to Warrant to Purchase Common Stock, dated November 8, 2018, issued to Bioche Asset Management, LLC (incorporated by reference to Exhibit 4.3 to Form 10-Q filed on November 9, 2018).

4.12	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 18, 2019).

4.13	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 24, 2020).

4.14	Form of Pre-Funded Common Stock Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 18, 2020).

4.15*	Description of securities

10.1#	Third Amendment to the 2013 Amended and Restated Stock Plan, effective as of December 22, 2015 (incorporated by reference to Exhibit 10.56 to Form 10-K filed on March 11, 2016).

10.2	Office Space License Agreement, dated March 19, 2016, by and between Actinium Pharmaceuticals, Inc. and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.57 to Form 10-K filed on March 11, 2016).

10.3#	Fourth Amendment to the 2013 Amended and Restated Stock Plan, effective as of December 13, 2016 (incorporated by reference to Exhibit 1.1 to Form 8-K filed on December 14, 2016).

10.4#	Fifth Amendment to the 2013 Amended and Restated Stock Plan, as amended (incorporated by reference to Exhibit 10.59 to Form 10-K filed on March 16, 2017).

10.5#	Amendment to Employment Agreement, dated March 16, 2017, by and between Actinium Pharmaceuticals, Inc. and Dragan Cicic. (incorporated by reference to Exhibit 10.60 to Form 10-K filed on March 16, 2017).

10.6	Amendment to Actinium Pharmaceuticals, Inc. Warrant to Purchase Common Stock, dated March 14, 2017 issued to Sandesh Seth (incorporated by reference to Exhibit 10.61 to Form 10-K filed on March 16, 2017).

10.7	Amendment to Actinium Pharmaceuticals, Inc. Warrant to Purchase Common Stock, dated March 14, 2017 issued to Amrosan LLC (incorporated by reference to Exhibit 10.62 to Form 10-K filed on March 16, 2017).

10.8	Warrant to Purchase Common Stock of Actinium Pharmaceuticals, Inc., dated March 14, 2017, issued to Sandesh Seth (incorporated by reference to Exhibit 10.63 to Form 10-K filed on March 16, 2017).

10.9#	Offer Letter, dated December 27, 2016, by and between Dr. Mark S. Berger and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.64 to Form 10-K filed on March 16, 2017).

10.10	Confidential Information and Invention Assignment Agreement, dated December 27, 2016, by and between Dr. Mark S. Berger and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.65 to Form 10-K filed on March 16, 2017).

10.11#	Indemnification Agreement, dated March 16, 2017, by and between Actinium Pharmaceuticals, Inc. and Mark S. Berger (incorporated by reference to Exhibit 10.66 to Form 10-K filed on March 16, 2017).

10.12#	Director Agreement, dated March 28, 2017, between Ajit S. Shetty and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 28, 2017).

10.13#	Indemnity Agreement, dated March 28, 2017, between Ajit S. Shetty and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 28, 2017).

10.14	Confidential Information and Invention Assignment Agreement, dated March 28, 2017, between Ajit S. Shetty and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to Form 8-K filed on March 28, 2017).

10.15#	Amendment to Amended and Restated Consulting Agreement, dated May 5, 2017, by and between Actinium Pharmaceuticals, Inc. and Sandesh Seth (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 11, 2017).

10.16#	Offer Letter, dated September 17, 2015, between Steve O’Loughlin and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 15, 2017).

10.17#	Indemnification Agreement, dated May 15, 2017, between Steve O’Loughlin and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 15, 2017).

10.18	Assignment and Consent Agreement, dated June 6, 2017, between 275 Madison Avenue RPW 1 LLC and 275 Madison Avenue RPW 2 LLC, Relmada Therapeutics, Inc., and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 4, 2017).

10.19	Amended and Restated License Agreement, Dated June 8, 2017, between Relmada Therapeutics, Inc., and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 4, 2017).

10.20#	Offer Letter, dated May 26, 2017, between Nitya G. Ray and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on August 4, 2017).

10.21#	Agreement, dated June 6, 2017, between Sergio Traversa and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on August 4, 2017).

10.22#	Consulting Agreement, dated May 22, 2017, between Dragan Cicic and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on August 4, 2017).

10.23#	Separation and Settlement Agreement, dated May 12, 2017, between Kaushik Dave and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on August 4, 2017).

10.24#	Separation and Settlement Agreement, dated May 12, 2017, between Dragan Cicic and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on August 4, 2017).

10.25#	Sixth Amendment to the 2013 Amended and Restated Stock Plan, as amended (incorporated by reference to Exhibit 10.56 to Form 10-K filed on March 16, 2018).

10.26#	Offer Letter, effective January 2, 2018, between Dale L. Ludwig and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.57 to Form 10-K filed on March 16, 2018).

10.27#	Indemnification Agreement, dated January 5, 2018, between Dale L. Ludwig and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.58 to Form 10-K filed on March 16, 2018).

10.28#	Offer Letter, effective January 31, 2018, between Anil Kapur and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.59 to Form 10-K filed on March 16, 2018).

10.29#	Indemnification Agreement, dated February 8, 2018, between Anil Kapur and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.60 to Form 10-K filed on March 16, 2018).

10.30#	Director Agreement, dated April 27, 2018, by and between Actinium Pharmaceuticals, Inc. and Jeffrey W. Chell (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 1, 2018).

10.31#	Indemnity Agreement, dated April 27, 2018, by and between Actinium Pharmaceuticals, Inc. and Jeffrey W. Chell (incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 1, 2018).

10.32	Confidential Information and Invention Assignment Agreement, dated April 27, 2018, by and between Actinium Pharmaceuticals, Inc. and Jeffrey W. Chell (incorporated by reference to Exhibit 10.3 to Form 8-K filed on May 1, 2018).

10.33#	Employment Agreement, dated August 8, 2018, by and between Actinium Pharmaceuticals, Inc. and Sandesh Seth (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 9, 2018).

10.34#	Employment Agreement, dated August 8, 2018, by and between Actinium Pharmaceuticals, Inc. and Steve O’Loughlin (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 9, 2018).

10.35	Purchase Agreement, dated October 18, 2018, by and between Actinium Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 18, 2018).

10.36	Registration Rights Agreement, dated October 18, 2018, by and between Actinium Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 18, 2018).

10.37#	Consulting Agreement, dated December 21, 2018, between Actinium Pharmaceuticals, Inc. and Nitya Ray (incorporated by reference to Exhibit 10.37 to Form 10-K filed on March 15, 2019).

10.38	Amended and Restated At Market Issuance Sales Agreement, dated December 28, 2018, by and among Actinium Pharmaceuticals, Inc. and B. Riley FBR, Inc. and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 10.38 to Form 10-K filed on March 15, 2019).

10.39	Seventh Amendment to the 2013 Amended and Restated Stock Plan, as amended (incorporated by reference to Exhibit 10.39 to Form 10-K filed on March 15, 2019).

10.40	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 18, 2020).

10.41	Amendment to Warrant to Purchase Common Stock of Actinium Pharmaceuticals, Inc., dated March 14, 2017, issued to Sandesh Seth (incorporated by reference to Exhibit 10.2 to Form 10-K filed on August 14, 2020).

10.42#	Employment Agreement, dated August 12, 2020, by and between Actinium Pharmaceuticals, Inc. and Sandesh Seth (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 14, 2020).

10.43#	Employment Agreement, dated August 12, 2020, by and between Actinium Pharmaceuticals, Inc. and Steve O’Loughlin (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on August 14, 2020).

10.44#	Employment Agreement, dated August 12, 2020, by and between Actinium Pharmaceuticals, Inc. and Dale Ludwig (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on August 14, 2020).

10.45#	Employment Agreement, dated August 12, 2020, by and between Actinium Pharmaceuticals, Inc. and Mark Berger (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on August 14, 2020).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 8-K filed on January 2, 2013).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Form 10-K filed on March 16, 2015).

23.1	Consent of Marcum LLP.

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Schema
101.CAL **	XBRL Taxonomy Calculation Linkbase
101.DEF **	XBRL Taxonomy Definition Linkbase
101.LAB **	XBRL Taxonomy Label Linkbase
101.PRE **	XBRL Taxonomy Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant.

Dated: March 31, 2021	ACTINIUM PHARMACEUTICALS, INC.

	By:	/s/ Sandesh Seth
Sandesh Seth
Chairman and Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer)

	By:	/s/ Steve O’Loughlin
Steve O’Loughlin
Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sandesh Seth	Chairman and Chief Executive Officer	March 31, 2021
Sandesh Seth	(Principal Executive Officer)

/s/ Jeffrey Chell	Director	March 31, 2021
Jeffrey Chell

/s/ David Nicholson	Director	March 31, 2021
David Nicholson

/s/ Richard I. Steinhart	Director	March 31, 2021
Richard I. Steinhart

/s/ Ajit J. Shetty	Director	March 31, 2021
Ajit J. Shetty