Form 10-Q
period 2021-03-31
Actinium Pharmaceuticals, Inc.
filed 2021-05-14
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 14, 2021: 20,194,869

Actinium Pharmaceuticals, Inc.

FORM 10-Q

For the Three months ended March 31, 2021

i

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2021 and December 31, 2020, and the results of operations and cash flows for the three months ended March 31, 2021 and 2020, respectively, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2020 in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.

Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$72,253	$63,560
Restricted cash – current	48	48
Prepaid expenses and other current assets	1,446	1,317
Total Current Assets	73,747	64,925

Property and equipment, net of accumulated depreciation of $314 and $291	293	312
Operating leases right-of-use assets	496	579
Finance leases right-of-use assets	119	140
Security deposit	50	50
Restricted cash	392	391
Total Assets	$75,097	$66,397

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$3,727	$4,340
Operating leases current liability	349	342
Finance leases current liability	88	85
Total Current Liabilities	4,164	4,767

Long-term operating leases obligations	154	245
Long-term finance leases obligations	43	66
Total Liabilities	4,361	5,078

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 19,245,638 and 17,532,893 shares issued and outstanding, respectively	19	18
Additional paid-in capital	307,011	292,275
Accumulated deficit	(236,294)	(230,974)
Total Stockholders’ Equity	70,736	61,319

Total Liabilities and Stockholders’ Equity	$75,097	$66,397

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except share and per share data)

	For the Three Months Ended March 31
	2021	2020

Revenue:
Revenue	$-	$-
Other revenue	622	-
Total revenue	622	-

Operating expenses:
Research and development, net of reimbursements	4,276	4,151
General and administrative	1,718	1,532
Total operating expenses	5,994	5,683

Loss from operations	(5,372)	(5,683)

Other income:
Interest income - net	52	13
Total other income	52	13

Net loss	$(5,320)	$(5,670)

Net loss per share of common stock – basic and diluted	$(0.29)	$(0.98)
Weighted average shares of common stock outstanding – basic and diluted	18,375,442	5,799,040

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Period from January 1, 2021 to March 31, 2021

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2021	17,532,893	$18	$292,275	$(230,974)	$61,319

Stock-based compensation	-	-	376	-	376
Sale of common stock, net of costs	1,712,745	1	14,360	-	14,361
Net loss	-	-	-	(5,320)	(5,320)
Balance, March 31, 2021	19,245,638	$19	$307,011	$(236,294)	$70,736

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

For the Period from January 1, 2020 to March 31, 2020

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2020	5,490,038	$5	$214,397	$(208,758)	$5,644

Stock-based compensation	-	-	372	-	372
Sale of common stock, net of costs	337,944	1	2,673	-	2,674
Net loss	-	-	-	(5,670)	(5,670)
Balance, March 31, 2020	5,827,982	$6	$217,442	$(214,428)	$3,020

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Three Months Ended March 31,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(5,320)	$(5,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	376	372
Depreciation & amortization expenses	125	108
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(128)	(30)
Accounts payable and accrued expenses	(612)	(558)
Operating lease liabilities	(83)	(76)
Net Cash Used In Operating Activities	(5,642)	(5,854)

Cash Flows Used In Investing Activities:
Purchase of property and equipment	(4)	-
Net Cash Used In Investing Activities	(4)	-

Cash Flows From Financing Activities:
Payments on note payable	-	(113)
Payments on finance leases	(21)	(19)
Sales of shares of common stock, net of costs	14,361	2,674
Proceeds from exercise of warrants	-	-
Net Cash Provided By Financing Activities	14,340	2,542

Net change in cash, cash equivalents, and restricted cash	8,694	(3,312)
Cash, cash equivalents, and restricted cash at beginning of period	63,999	9,693
Cash, cash equivalents, and restricted cash at end of period	$72,693	$6,381

Supplemental disclosure of cash flow information:
Cash paid for interest on note payable	$-	$4
Cash paid for income taxes	$-	$-

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Nature of Business - Actinium Pharmaceuticals, Inc. (the “Company”, “Actinium”, or “We”) is a clinical-stage, biopharmaceutical company applying its proprietary platform technology and deep understanding of radiobiology to the development of novel targeted therapies known as ARCs or Antibody Radiation-Conjugates. Radiation is an effective therapeutic modality that is used in the treatment of over fifty percent of all cancer patients and often combined with chemotherapy and immunotherapy for greater therapeutic effect. ARCs combine the cell-killing ability of a radioisotope payload with a targeting agent, such as a monoclonal antibody, or mAb, to deliver radiation inside the body to specific cells, to potentially generate greater efficacy and less toxicity. ARCs usage is broader than externally delivered radiation as they can be used for both solid tumors and blood cancers. Blood or hematologic cancers are highly sensitive to radiation and our clinical pipeline is focused on ARCs targeting the antigens CD45 and CD33, both of which are expressed in multiple hematologic cancers. The Company’s clinical programs are focused on two primary areas: targeted conditioning prior to bone marrow transplant, adoptive cell or gene therapies and therapeutics, in combination with other therapeutic modalities. The Company’s product development strategy is actively informed by clinical data with its ARCs in over 500 patients, including the ongoing pivotal Phase 3 SIERRA trial for the Company’s lead asset Iomab-B. The clinical pipeline has emanated from its Antibody Warhead Enabling (“AWE”) technology platform, which is protected by over 140 issued and pending patents, trade secrets and know-how and is being utilized in a collaborative research partnership with Astellas Pharma, Inc., (“Astellas”). The AWE technology platform is also being used to advance Actinium’s research objectives focused on developing next-generation targeted radiotherapies. To accelerate development efforts the Company is undertaking an expansion of its R&D organization and research laboratories to enable it to more effectively leverage its drug development experience to advance candidates to clinical trials.

Basis of Presentation - Unaudited Interim Financial Information - The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2020.

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

The following is a summary of cash, cash equivalents and restricted cash at March 31, 2021 and December 31, 2020:

(in thousands)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$72,253	$63,560
Restricted cash – current	48	48
Restricted cash – long-term	392	391
Cash, cash equivalents and restricted cash	$72,693	$63,999

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

Revenue Recognition - The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue From Contracts With Customers (“ASC 606”). Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue as the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.

At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses whether the promised goods or services promised within each contract are distinct and, therefore, represent a separate performance obligation. Goods and services that are determined not to be distinct are combined with other promised goods and services until a distinct bundle is identified. In determining whether goods or services are distinct, the Company evaluates certain criteria, including whether (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (capable of being distinct) and (ii) the good or service is separately identifiable from other goods or services in the contract (distinct in the context of the contract).

The Company then determines the transaction price, which is the amount of consideration it expects to be entitled from a customer in exchange for the promised goods or services for each performance obligation and recognizes the associated revenue as each performance obligation is satisfied. The Company’s estimate of the transaction price for each contract includes all variable consideration to which it expects to be entitled. Variable consideration includes payments in the form of collaboration milestone payments. If an arrangement includes collaboration milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price.

ASC 606 requires the Company to allocate the arrangement consideration on a relative standalone selling price basis for each performance obligation after determining the transaction price of the contract and identifying the performance obligations to which that amount should be allocated. The relative standalone selling price is defined in the revenue standard as the price at which an entity would sell a promised good or service separately to a customer. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation as each performance obligation is satisfied, either at a point in time or over time, and if over time, recognition is based on the use of an output or input method.

Collaborative Arrangements - The Company follows the accounting guidance for collaboration agreements with third parties, which requires that certain transactions between the Company and collaborators be recorded in its consolidated statements of operations and comprehensive loss on either a gross basis or net basis, depending on the characteristics of the collaborative relationship, and requires enhanced disclosure of collaborative relationships. The Company evaluates its collaboration agreements for proper classification in its consolidated statements of operations and comprehensive loss based on the nature of the underlying activity. When the Company has concluded that it has a customer relationship with one of its collaborators, the Company follows the guidance of ASC 606.

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

Net Loss Per Common Share - Basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the reporting period. For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common shares underlying common stock options and warrants using the treasury stock method. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive. For the three months ended March 31, 2021 and 2020, the Company’s potentially dilutive shares, which include outstanding common stock options and warrants have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

(in thousands)	March 31, 2021	March 31, 2020
Options	843	368
Warrants	2,114	2,871
Total	2,957	3,239

Accounting Standards Recently Adopted - In August 2020, FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the ASU eliminated the need for the Company to assess whether a contract on the entity’s own equity (1) permits settlement in unregistered shares, (2) whether counterparty rights rank higher than shareholder’s rights, and (3) whether collateral is required. In addition, the ASU requires incremental disclosure related to contracts on the entity’s own equity and clarifies the treatment of certain financial instruments accounted for under this ASU on earnings per share. This ASU may be applied on a full retrospective of modified retrospective basis. This ASU is effective January 1, 2022 and interim periods presented, although early adoption of this ASU was permitted effective January 1, 2021. The Company early adopted this standard effective January 1, 2021 and the standard did not have a significant impact on the Company’s financial statements.

Note 2 - Commitments and Contingencies

Agreements

The Company has entered into agreements with third parties for the rights to certain intellectual property, manufacturing and clinical trial services under which the Company may incur obligations to make payments including upfront payments as well as milestone and royalty payments. A notable inclusion in this category is:

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

Note 3 - Leases

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

At March 31, 2021, the Company has an operating lease for corporate office space and two finance leases for office equipment and furniture located in the corporate office space. In addition, the Company has auxiliary corporate office space that it rents on a month-to-month basis; this rental is accounted for as an operating lease with the same term as the Company’s main office in the same building.

The components of lease expense are as follows:

	Three months ended
(in thousands)	March 31, 2021	March 31, 2020
Operating lease expense	$93	$93

Finance lease cost
Amortization of right-to-use assets	$20	$20
Interest on lease liabilities	$3	$4
Total finance lease cost	$23	$24

Supplemental cash flow information related to leases are as follows:

Cash flow information:	Three months ended
(in thousands)	March 31, 2021	March 31, 2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow use from operating leases	$94	$94
Operating cash flow use from finance leases	$3	$4
Financing cash flow use from finance leases	$21	$19

Non-cash activity:

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$83
Finance Leases	$-	$-

Weighted average remaining lease terms are as follows at March 31, 2021:

Weighted average remaining lease term:
Operating leases	1.4 years
Finance Leases	1.5 years

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

Weighted average discount rates:
Operating leases	8%
Finance Leases	8%

Maturities of lease liabilities are as follows:

(in thousands)

Year ending December 31,	Operating Leases	Finance Leases
2021 (excluding three months ended March 31, 2021)	$282	$71
2022	252	64
2023	-	4
Total lease payments	$534	$139
Less imputed interest	(30)	(9)
Present value of lease liabilities	$504	$130

Note 4 – Other revenue

The Company determined that certain collaborations with a third-party are within the scope of ASC 606. The collaboration agreement is made up of multiple modules related to various research activities. While the Company identified a single performance obligation to provide research services within each module for which the Company receives monetary consideration, as the promises included in each module are similar in nature, the third-party can choose to proceed with each module or can terminate the agreement at any time. The consideration is recognized to revenue over each module and revenue recognized during the three months ended March 31, 2021 of $0.6 million was due to the recognition of revenue from nonrefundable payments received from the third-party.

Note 5 - Equity

In August 2020, the Company entered into the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC (“JonesTrading”), pursuant to which the Company may sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of its common stock. Shares of common stock are offered pursuant to the Company’s shelf registration statement on Form S-3 filed with the SEC on August 7, 2020. As of December 31, 2020, the Company had sold 2.1 million shares of common stock, resulting in gross proceeds of $22.6 million and net proceeds of $21.7 million. For the three months ended March 31, 2021, the Company sold 1.7 million shares of common stock, resulting in gross proceeds of $14.8 million and net proceeds of $14.4 million.

In December 2018, the Company entered into the Amended and Restated At Market Issuance Sales Agreement with B. Riley FBR, Inc. and JonesTrading, pursuant to which the Company conducted its at-the market program. During the three months ended March 31, 2020, the Company sold 0.3 million shares of common stock through its at-the-market program, resulting in net proceeds of $2.5 million.

In October 2018, the Company and Lincoln Park Capital Fund, LLC (“Lincoln Park”) entered into a purchase agreement and a registration rights agreement, pursuant to which the Company has the right to sell to Lincoln Park shares of the Company’s common stock having an aggregate value of up to $32.5 million, subject to certain limitations and conditions set forth in the agreement. During the three months ended March 31, 2020, the Company elected to sell to Lincoln Park 27 thousand shares and received $0.2 million.

Stock Options

The following is a summary of stock option activity for the three months ended March 31, 2021:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2021	815	$21.53	8.51	$120
Granted	50	9.25
Cancelled	(22)	11.96
Outstanding, March 31, 2021	843	21.05	8.21	92

Exercisable, March 31, 2021	293	41.57	6.41	38

The fair values of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at March 31, 2021 was $3.8 million related to unvested options, which is expected to be expensed over a weighted average of 3.2 years. During the three months ended March 31, 2021 and 2020, the Company recorded compensation expense related to stock options of $0.4 million and $0.4 million, respectively.

Warrants

Following is a summary of warrant activity for the three months ended March 31, 2021:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2021	2,113	$20.55	2.76	$362
Granted	1	9.80
Exercised	-	-
Cancelled/Expired	-	-
Outstanding, March 31, 2021	2,114	$20.54	2.52	$354

Exercisable, March 31, 2021	2,111	$20.56	2.51	$354

Subsequent Event

Since March 31, 2021, the Company has sold 0.9 million shares of common stock under its Capital on Demand™ Sales Agreement with JonesTrading, resulting in net proceeds of $7.2 million.

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

Description of Business

Actinium Pharmaceuticals, Inc. is a clinical-stage, biopharmaceutical company applying its proprietary platform technology and deep understanding of radiobiology to the development of novel targeted therapies known as Antibody Radiation-Conjugates (“ARCs”). ARCs combine the cell-killing ability of radiation via a radioisotope payload with a targeting agent, such as a monoclonal antibody, to deliver radiation in a precise manner inside the body to specific, targeted cells, to potentially achieve greater efficacy with lower toxicity than with external beam radiation. ARCs enable a broader usage of radiation than external beam radiation as they can be used in the treatment of both solid tumors and blood cancers. Blood or hematologic cancers are known to be highly sensitive to radiation. Our clinical pipeline is focused on ARCs targeting the antigens CD45 and CD33, both of which are expressed in multiple hematologic cancers. Our clinical programs are focused on two primary areas: (1) targeted conditioning prior to a bone marrow transplant (“BMT”), adoptive cell therapy (“ACT”) such as CAR-T or gene therapy and (2) ARC therapeutic combinations with other agents. Our product development strategy is actively informed by clinical data with our ARCs in over 500 patients, including our ongoing Pivotal Phase 3 SIERRA trial. Our clinical pipeline has emanated from our Antibody Warhead Enabling (“AWE”) technology platform, which is protected by over 140 issued and pending patents, trade secrets and know-how and is being utilized in a collaborative research partnership with Astellas Pharma, Inc. (“Astellas”). We are also utilizing our AWE technology platform to advance our research objectives focused on developing next-generation targeted radiotherapies. To accelerate development efforts we are undertaking an expansion of our R&D organization and research laboratories to enable us to more effectively leverage our drug development experience to advance candidates to clinical trials.

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

Our lead CD45 targeted conditioning product candidate is Iomab-B, which uses high doses of I-131 to achieve myeloablative conditioning prior to a BMT. Iomab-B is currently being studied in the pivotal Phase 3 Study of Iomab-B in Elderly Relapsed or Refractory AML (“SIERRA”), clinical trial for targeted conditioning prior to an allogeneic BMT for patients with active, relapsed or refractory (“r/r”) Acute Myeloid Leukemia, (“AML”), who are age 55 or older. Patients with active, r/r AML are not normally considered eligible for BMT and the SIERRA trial is the only randomized Phase 3 trial to offer BMT as a treatment option for this patient population. The SIERRA trial compares outcomes of patients randomized to receive Iomab-B and a BMT (the “study arm”) to those patients randomized to receive physician’s choice of salvage therapy (the “control arm”). The control arm is also defined as conventional care, as no standard of care exists for this patient population and includes over 20 agents that may be used as single agents or in combination including venetoclax, a targeted Bcl-2 inhibitor, Midostaurin and Sorafenib, targeted FLT3 inhibitors, hypomethylating agents and cytotoxic chemotherapies. Patients who fail to achieve a Complete Remission (“CR”) on the control arm are ineligible to proceed to a BMT, but the trial design permits these patients to “cross over” to receive the study arm treatment if they meet the eligibility criteria. The primary endpoint of the SIERRA trial is durable Complete Remission (“dCR”) of 180 days and the secondary endpoint is Overall Survival (“OS”). When the crossover patients receive Iomab-B and BMT, they have not achieved remission with their salvage therapy and are considered to be failures for the primary endpoint of the study. The SIERRA trial is currently active at 24 sites in the United States and Canada, which includes many of the leading BMT sites based on volume. We expect to complete enrollment of the SIERRA trial and have topline data that we believe will support the submission of a Biologics License Application (“BLA”) with the U.S. Food and Drug Administration (“FDA”). If approved, we expect our initial commercial launch would target the leading 50-100 BMT and medical centers that perform the vast majority of BMT’s in the United States. In the European Union (“EU”), we received favorable feedback from the European Medicines Agency (“EMA”) via their scientific advice program that the trial design, primary endpoint and planned statistical analysis from the SIERRA trial are acceptable as the basis for a Marketing Authorization Application, or MAA. Additionally, the EMA commented that it does not anticipate the need for further standalone preclinical toxicology or safety studies. Overall, transplant procedures in the EU are approximately fifty percent higher than in the United States with a similar market dynamic, with a majority of BMT volume being conducted in a concentrated number of leading medical centers. Currently we intend to secure a partner for Iomab-B in the EU.

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

In October 2020, we announced a clinical collaboration with Memorial Sloan Kettering Cancer Center (“MSKCC”) to use our Iomab-ACT for targeted conditioning prior to administration of MSKCC’s 19-28z CD19 targeting CAR-T in patients with relapsed or refractory B-cell acute lymphoblastic leukemia (“ALL”) or diffuse large B-cell lymphoma (“DLBCL”). We received grant funding from the National Institute of Health (“NIH”) to fund this trial with MSKCC being a co-recipient on this grant. This is a first of its kind study to use an ARC-based conditioning regimen with CAR-T therapy. MSKCC received clearance from the FDA to initiate this trial and patient enrollment in this study has commenced. The hypothesized rationale for this study is that Iomab-ACT will exert an anti-tumor effect on the chemotherapy-refractory B-ALL cells that are sensitive to radiation resulting in reduced disease burden and simultaneously deplete CD45 expressing immune cells implicated in CAR-T related toxicities, resulting in an optimal homeostatic environment for the CAR-T cells. Results with MSKCC’s 19-28z CD-19 CAR-T in 53 patients with r/r B-ALL published in the New England Journal of Medicine reported complete remissions in 83% (44/53) of patients, which compares favorably to standard chemotherapy regimens that have complete remission rates of 18% - 45% in this patient population. Median event-free survival (EFS) was 6.1 months and median overall survival (OS) was 12.9 months at a median follow up period of 29 months (range 1 – 65 months). There was a 26% (14/53) rate of Grade 3 or greater CRS and a 42% rate of Grade 3 or 4 neurotoxicity reported. The study will evaluate the feasibility of using an ARC-based conditioning regimen with CAR-T therapy and will evaluate safety measures including incidence of CRS and neurotoxicity and efficacy measures including responses and survival outcomes. In March 2021, we announced that patient enrollment was initiated, and the first patient was administered Iomab-ACT followed by their 19-28z CAR-T therapy. We expect proof of concept data from this study in the second half of 2021.

In addition, we are working in collaboration with University of California Davis to utilize Iomab-ACT conditioning in an ongoing Phase 1/2 trial with a novel anti-HIV autologous stem cell gene therapy for patients with HIV-related lymphoma. We believe this would be the first Gene Therapy trial to use an ARC-based conditioning regimen. I-131-Apamistamab has clinical proof of concept as a targeted conditioning regimen for patients with high-risk, relapsed or refractory lymphoma prior to an autologous stem cell transplant from a previous study, where a favorable safety profile with no dose-limiting toxicities and minimal non-hematologic toxicities were observed and promising efficacy with median overall survival not reached (range: 29 months to not reached) and 31% of patients in prolonged remission at a median of 36 months follow up (range: 25 – 41 months). In this study, Iomab-ACT is intended to replace the chemotherapy-based condition regimen known as BEAM (BCNU/carmustine, etoposide, cytarabine, and melphalan) to simultaneously kill the patient’s lymphoma cells and deplete the patient’s stem cells to make room for the transplant. Upon engraftment, the transplanted gene-modified autologous stem cells containing three anti-HIV genes are intended to equip the patient with a new immune system that is resistant to the HIV virus. We continue to identify additional gene therapies for which Iomab-ACT can be used for targeted conditioning with the goal of collaborating with multiple academic or industry developers to establish Iomab-ACT as a non-chemotherapy universal targeted conditioning solution.

In March 2021, we announced an Ac-225-based CD45 ARC, a next-generation targeted conditioning agent. Dosimetry results with this Ac-225-based alpha emitting ARC showed selective accumulation in immune cell target organs such as bone marrow, spleen, and liver with the potential for lower exposure to non-target tissues from longer path length beta emitter radioisotopes like Iodine-131 and Lutetium-177. Preclinical data demonstrated that conditioning with this Ac-225-based CD45-targeting agent result in depletion of peripheral immune cells and hematopoietic progenitor cells, thereby enabling engraftment of donor cells. A dose dependent response was observed with low doses depleting white blood cells without affecting hematopoietic progenitor cells, representing a lymphodepletive dose that is relevant for adoptive cell therapies such as CAR-T, while higher doses eliminated peripheral immune cells and hematopoietic progenitor cells, which is applicable to ex vivo gene therapies and BMT.

CD33 Program: Targeted Conditioning, Combinations and Therapeutics

Our CD33 program is evaluating the clinical utility of Actimab-A, an ARC comprised of the anti-CD33 mAb lintuzumab linked to the potent alpha-emitting radioisotope Actinium-225 (“Ac-225”). CD33 is expressed in the majority of patients with AML and myelodysplastic syndrome (“MDS”) as well as approximately one-third of patients with multiple myeloma. Ac-225 emits four alpha particles and can kill a cell with one alpha-particle hit, making it one of the most powerful cell-killing agents with no know resistance mechanism to the double strand DNA breaks it can cause. We source Ac-225 from the Department of Energy’s Oak Ridge National Laboratory through an annual supply agreement, which we expect to renew annually.

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

Combination Trials:

●	Phase 1 investigator initiated Actimab-A + CLAG-M combination trial with the salvage chemotherapy regimen CLAG-M (cladribine, cytarabine, filgrastim and mitoxantrone) for fit patients age 18 and above with relapsed or refractory AML at the Medical College of Wisconsin (“MCW”). The combination of Actimab-A + CLAG-M is supported by mechanistic rationale for combining inhibitors of DNA replication and/or repair processes such as mitoxantrone, a topoisomerase-II inhibitor, and radiation, as imparted by tumor-targeting of Ac-225 with Actimab-A. In September 2020, we completed the third and planned final dose cohort of 0.75 µCi/kg of Actimab-A. At the 2020 American Society of Hematology Annual Meeting, it was reported that 100% of patients (3/3) receiving 0.75 µCi/kg of Actimab-A, and CLAG-M achieved a complete remission, which is nearly 85% greater than the 55% remission rate observed in a study of CLAG-M alone conducted at MCW in the same r/r AML patient population. Complete Remission or Complete Remission with Incomplete blood count recovery (“CRi”) were observed in all dose cohorts (0.25, 0.50 and 0.75 µCi/kg) with 67% of patients (10/15) achieving CR or CRi. The 0.25 and 0.50 µCi/kg doses of Actimab-A have been shown to be subtherapeutic as a single agent. Of the 10 patients achieving CR or Cri, 70% achieved negative minimal residual disease (“MRD) status with no detectable disease via flow cytometry, indicating that these are deep remissions. No dose-limiting toxicities (“DLTs”) were reported in the third dose cohort of 0.75 µCi/kg and therefore maximum tolerable dose (MTD) was not reached. As a result, MCW amended the study protocol to allow for continued dose escalation and the trial is now enrolling patients at a dose of 1.0 µCi/kg. Upon completion of this Phase 1 trial, we will work to develop a regulatory and development pathway that can potentially support a registration for the Actimab-A + CLAG-M combination. In addition, the Actimab-A + CLAG-M combination study has provided proof of principle that the addition of subtherapeutic doses of Actimab-A to other AML therapies can lead to well-tolerated regimens with improved responses.

●	Phase 1/2 Actimab-A + Ven combination trial with the BCL-2 inhibitor Venetoclax (“ven”) for fit and unfit patients age 18 and above with relapsed or refractory AML. This multi-center trial is being led by UCLA Medical Center. This combination is supported by mechanistic evidence in preclinical studies using ven-resistant AML tumor cell lines. In these models, we have demonstrated that Actimab-A can deplete Mcl-1 and Bcl-XL, two proteins implicated in mediating resistance to venetoclax, in addition to causing potentially lethal double-stranded DNA breaks in these CD33 expressing cells. Furthermore, in vivo studies in animal models of ven-resistant AML demonstrated robust tumor regression and improved survival in cohorts receiving the Actimab-A ven combination compared to ven alone. The rationale for this clinical study is that the addition of Actimab-A will; 1) have a direct anti-tumor effect via double-stranded DNA breaks and 2) deplete Mcl-1 and BCL-XL making the AML cells more susceptible to ven. At the 2020 ASH annual meeting, data from the first dose cohort of 0.50 µCi/kg Actimab-A in combination with ven were presented. There was a 67% overall response rate (2/3 patients), including one CR and one partial response (“PR”) with blast count reduction of 50%. All 3 patients were poor risk with adverse cytogenetics and each patient had an additional high-risk marker (FLT3-ITD+, antecedent JAK2+ myelofibrosis, or TP53 mutation). The patient achieving a CR was in second relapse and a TP53 mutation as well as multiple other high-risk markers. The trial is now active and recruiting at 4 trial sites in dose escalation cohorts. We expect to have Phase 1 safety and preliminary proof of concept clinical data from this combination study in 2021.

In addition to these active trials, we are working to identify additional modalities and agents that can be the basis for Actimab-A therapeutic combinations.

Antibody Warhead Enabling Technology Platform

Our proprietary AWE technology platform is supported by intellectual property, know-how and trade secrets that cover the generation, development, methods of use and manufacture of ARCs and certain of their components. Our AWE technology patent portfolio includes 34 patent families comprised of over 140 issued and pending patent applications, of which 9 are issued and 29 are pending in the United States, and 104 are issued or pending internationally. The effective life of the patents in our portfolio range from expirations between 2021 and 2040. Our technology enables the direct labeling, or conjugation and labeling, of a biomolecular targeting agent to a radionuclide warhead and its development and use as a therapeutic regimen for the treatment of diseases such as cancer. Our AWE intellectual property covers various methods of use for ARCs in multiple diseases, including indication, dose and scheduling, radionuclide warhead, and therapeutic combinations. We have particular expertise in the area of ARCs utilizing the alpha emitting isotope Ac-225 including clinical experience in treating approximately 150 patients with our alpha-emitter ARCs, “gold standard” linker technology and 5 issued patents in the United States and 49 patents internationally related to the manufacturing or Ac-225 in a cyclotron, which we believe has the potential to produce higher quantities of Ac-225 then currently utilized methods.

We have enhanced our research and development capabilities around AWE by securing and staffing research facilities. Our research laboratories are focused on applying our AWE technology platform to the development of radiation conjugates and to execute on research collaborations. Our R&D efforts employ a multidisciplinary approach leveraging our team’s knowledge and experience in cancer cell biology, radiochemistry, radiation sciences, immunology and oncology drug development. We intend to focus on generating ARCs using our existing intellectual property, evaluating assets for in-licensing to complement our existing clinical pipeline and securing collaborations and partnerships with biopharmaceutical companies. By adding research and development capabilities to our clinical development and clinical supply chain capabilities, we seek to enable the rapid translation of radiotherapies. We have formed a wholly owned research subsidiary for the purposes of advancing certain of our R&D objectives.

In January 2021, we announced a collaborative research agreement with Astellas and began work on this project that will utilize our AWE technology platform with select targeting agents owned by Astellas in the development of theranostics for solid tumor indications, which combine the ability of radioisotopes to be used for both diagnostic and therapeutic purposes.

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

Currently, the Phase 3 SIERRA trial for our lead program, Iomab-B, remains active at a majority of our clinical trial sites, with investigators providing feedback that recruitment and enrollment will remain active because of the acute nature of the disease, the high unmet needs of patients with relapsed or refractory AML, the potentially curative nature of BMT and the differentiated profile of Iomab-B. Certain sites that had not been actively enrolling due to COVID-19 at the initial outbreak of the pandemic resumed recruitment and enrollment in mid-2020, and we currently do not have any sites that are not recruiting and enrolling patients due to COVID-19. We also believe our earlier stage CD33 clinical trials will continue to recruit and enroll patients given the acute nature of relapsed or refractory AML. The continuation of the pandemic could adversely affect our planned clinical trial operations, including our ability to conduct the trials on the expected timelines and recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if their geography is impacted by the pandemic. Further, the continuation and/or resurgence of the COVID-19 pandemic could result in delays in our clinical trials due to prioritization of hospital resources toward the pandemic, restrictions in travel, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the pandemic may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us.

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

We continue to monitor the impacts of COVID-19 on the global economy and on our business operations. Although we expect that vaccinations for COVID-19 will continue to improve conditions, the ultimate impact from COVID-19 on our business operations and financial results during 2021 will depend on, among other things, the ultimate severity and scope of the pandemic, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and whether, and the speed with which the economy recovers. We are not able to fully quantify the impact that these factors will have on our financial results during 2021 and beyond, but developments related to COVID-19 may materially affect us in 2021.

Results of Operations – Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Three Months Ended March 31,
(in thousands)	2021	2020

Revenue:
Revenue	$-	$-
Other revenue	622	-
Total revenue	622	-

Operating expenses:
Research and development, net of reimbursements	4,276	4,151
General and administrative	1,718	1,532
Total operating expenses	5,994	5,683

Other income:
Interest income – net	52	13
Total other income	52	13

Net loss	$(5,320)	$(5,670)

Revenue

We recorded no commercial revenue for the three months ended March 31, 2021 and March 31, 2020.

Other revenue

We determined that certain collaborations with a third-party are within the scope of ASC 606. The collaboration agreement is made up of multiple modules related to various research activities. While we identified a single performance obligation to provide research services within each module for which we receive monetary consideration, as the promises included in each module are similar in nature, the third-party can choose to proceed with each module or can terminate the agreement at any time. The consideration is recognized to revenue over each module and revenue recognized during the three months ended March 31, 2021 of $0.6 million was due to the recognition of revenue from nonrefundable payments received from the third-party.

Research and development expense

Research and development expenses increased $0.1 million to $4.3 million for the three months ended March 31, 2021 compared to $4.2 million for the three months ended March 31, 2020. The increase was primarily due to higher compensation expense resulting from the hiring of additional employees, mostly offset by lower expenses on our CD45 program.

General and administrative expense

General and administrative expenses of $1.7 million for the three months ended March 31, 2021 increased $0.2 million compared to $1.5 million for the three months ended March 31, 2020, primarily attributable to higher professional fees.

Other income

Other income is comprised of net interest income in both reporting periods. The amount for the three months ended March 31, 2021 of $52 thousand increased from $13 thousand for the three months ended March 31, 2020, as a higher average balance of cash and cash equivalents offset a lower average interest rate.

Net loss

Net loss of $5.3 million for the three months ended March 31, 2021 decreased by $0.4 million from $5.7 million for the three months ended March 31, 2020 primarily due to revenue recognized during this period, partially offset by higher research and development expenses and higher general and administrative expenses.

Liquidity and Capital Resources

We have financed our operations primarily through sales of shares of our stock. The following tables sets forth selected cash flow information for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2021	2020

Cash used in operating activities	$(5,642)	$(5,854)
Cash used in investing activities	(4)	-
Cash provided by financing activities	14,340	2,542

Net change in cash, cash equivalents and restricted cash	$8,694	$(3,312)

Net cash used in operating activities for the three months ended March 31, 2021 of $5.6 million decreased by $0.3 million from $5.9 million in the prior-year period, primarily due to the earned revenue.

Net cash provided by financing activities for the three months ended March 31, 2021 was $14.3 million, primarily from the sale of shares of our common stock. During the three months ended March 31, 2020, net cash provided by financing activities was $2.5 million, including $2.7 million from the sale of shares of our common stock.

In August 2020 we entered into the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of our common stock. Shares of common stock are offered pursuant to our shelf registration statement on Form S-3 filed with the SEC on August 7, 2020. As of December 31, 2020, we had sold 2.1 million shares of common stock, resulting in gross proceeds of $22.6 million and net proceeds of $21.7 million. For the three months ended March 31, 2021, we sold 1.7 million shares of common stock, resulting in gross proceeds of $14.8 million and net proceeds of $14.4 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions.

Our significant accounting policies are described in detail in the notes to our consolidated financial statements appearing in our Annual Report filed on Form 10-K for the year ended December 31, 2020.

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

Revenue Recognition

We recognize revenue in accordance with ASC 606. Under ASC 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration that we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue as we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services we transfer to the customer.

At contract inception, once the contract is determined to be within the scope of ASC 606, we assess whether the promised goods or services promised within each contract are distinct and, therefore, represent a separate performance obligation. Goods and services that are determined not to be distinct are combined with other promised goods and services until a distinct bundle is identified. In determining whether goods or services are distinct, we evaluate certain criteria, including whether (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (capable of being distinct) and (ii) the good or service is separately identifiable from other goods or services in the contract (distinct in the context of the contract).

ASC 606 requires us to allocate the arrangement consideration on a relative standalone selling price basis for each performance obligation after determining the transaction price of the contract and identifying the performance obligations to which that amount should be allocated. The relative standalone selling price is defined in the new revenue standard as the price at which an entity would sell a promised good or service separately to a customer. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation as each performance obligation is satisfied, either at a point in time or over time, and if over time, recognition is based on the use of an output or input method.

Collaborative Arrangements

We follow the accounting guidance for collaboration agreements, which requires that certain transactions between us and collaborators be recorded in our consolidated statements of operations and comprehensive loss on either a gross basis or net basis, depending on the characteristics of the collaborative relationship, and requires enhanced disclosure of collaborative relationships. We evaluate our collaboration agreements for proper classification in our consolidated statements of operations and comprehensive loss based on the nature of the underlying activity. When we conclude that we have a customer relationship with one of our collaborators, we follow the guidance of ASC 606.

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

Accounting Standards Recently Adopted

In August 2020, FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which, among other things, provides guidance on how to account for contracts on an entity’s own equity. This ASU simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, the ASU eliminated the need for us to assess whether a contract on our own equity (1) permits settlement in unregistered shares, (2) whether counterparty rights rank higher than shareholder’s rights, and (3) whether collateral is required. In addition, the ASU requires incremental disclosure related to contracts on our own equity and clarifies the treatment of certain financial instruments accounted for under this ASU on earnings per share. This ASU may be applied on a full retrospective of modified retrospective basis. This ASU is effective January 1, 2022 and interim periods presented, although early adoption of this ASU was permitted effective January 1, 2021. We early adopted this standard effective January 1, 2021 and the standard did not have a significant impact on our financial statements.

Subsequent Event

Since March 31, 2021, we have sold 0.9 million shares of common stock under our Capital on Demand™ Sales Agreement with JonesTrading, resulting in net proceeds of $7.2 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not currently exposed to significant market risk related to changes in interest rates. As of March 31, 2021, our cash equivalents consisted primarily of short-term money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2021 and 2020.

ITEM 4.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of March 31, 2021, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our system of internal controls over financial reporting during the period covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In analyzing our company, you should consider carefully the following risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q. Factors that could cause or contribute to differences in our actual results include those discussed in the following subsection, as well as those discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Annual Report filed on Form 10-K for the year ended December 31, 2020. Each of the following risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our company. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Summary of Risk Factors

We are providing the following summary of the risk factors contained in this Quarterly Report on Form 10-Q to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020 in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

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

We are not profitable and have incurred losses in each period since our inception. As of March 31, 2021 and December 31, 2020, we had an accumulated deficit of $236.3 million and $231.0 million, respectively. We reported a net loss of $5.3 million and $5.7 million for the three months ended March 31, 2021 and March 31, 2020, respectively. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, which would have an adverse effect on our business prospects, financial condition and results of operation.

If we fail to obtain additional financing, we will be unable to continue or complete our product development and you will likely lose your entire investment.

In August 2020, we entered into the Capital on Demand™ Sales Agreement with JonesTrading, pursuant to which we may sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of our common stock. Shares of common stock are offered pursuant to our shelf registration statement filed with the United States Securities and Exchange Commission (“SEC”) on August 7, 2020. For the three months ended March 31, 2021, we sold 1.7 million shares of common stock, resulting in net proceeds of $14.4 million. As of the date of filing this report, we expect that our existing resources will be more than sufficient to fund our planned operations for more than 12 months following the date of this report.

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

Currently, the Phase 3 SIERRA trial for our lead program, Iomab-B, remains active at a majority of our clinical trial sites, with investigators providing feedback that recruitment and enrollment will remain active because of the acute nature of the disease, the high unmet needs of patients with relapsed or refractory AML, the potentially curative nature of BMT and the differentiated profile of Iomab-B. Certain sites that had not been actively enrolling due to COVID-19 at the initial outbreak of the pandemic resumed recruitment and enrollment in mid-2020, and we currently do not have any sites that are not recruiting and enrolling due to COVID-19. We also believe our earlier stage CD33 clinical trials will continue to recruit and enroll patients given the acute nature of relapsed or refractory AML. The continuation of the pandemic globally could adversely affect our planned clinical trial operations, including our ability to conduct the trials on the expected timelines and recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if their geography is impacted by the pandemic. Further, the continuation and/or resurgence of the COVID-19 pandemic could result in delays in our clinical trials due to prioritization of hospital resources toward the pandemic, restrictions in travel, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the pandemic may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us.

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

Preliminary, Interim, and “top-line” data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary, interim, and top-line data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change as more patient data become available or following a more comprehensive review of the data related to the particular study or trial. For example, on February 10, 2021, interim safety, and feasibility data from 75% patient enrollment was presented at the TCT Annual Meeting.  We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Interim or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Preliminary, interim or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line, interim or preliminary data we previously published. As a result, top-line, interim and preliminary data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the interim, top-line or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

The key patents related to the humanized antibody, lintuzumab, which we use in our CD33 program product candidates have expired. It is generally possible that others may be eventually able to use an antibody with the same sequence, and we will then need to rely on additional patent protection covering alpha particle drug products comprising Ac-225. Our final drug construct consists of the lintuzumab antibody labeled with the isotope Ac-225. We have licensed issued patents that relate to the linker technology we use to conjugate the isotope to the antibody. Further, we own issued and pending patents related to methods for drug conjugation and isotope labeling and for methods of isotope production. In addition, we possess trade secrets and know how related to the manufacturing and use of isotopes. Any competing product based on the lintuzumab antibody is likely to require several years of development before achieving our product candidate’s current status and may be subject to significant regulatory hurdles but is nevertheless a possibility that could negatively impact our business in the future. We own 2 issued patents in the US and 1 in Europe relating to composition of the Iomab-B product candidate. Five related patents are also pending in the US and internationally. We have and may continue to file patents related to Iomab-B that can provide barriers to entry but there is no certainty that these patents will be granted or such granting thereof will adequately prevent others from seeking to replicate and use the BC8 antibody or the construct. We have pending patents related to radioimmunoconjugate composition, formulation administration, and methods of use in solid or liquid cancers. This matter includes composition, administration, and methods of treatment for our products Actimab-A and Iomab-B. Any competing product based on the antibody used in Iomab-B is likely to require several years of development before achieving our product candidate’s current status and may be subject to significant regulatory hurdles but is nevertheless a possibility that could negatively impact our business in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location
3.1	Certificate of Incorporation of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on April 17, 2013).

3.2	Certificate of Amendment to Certificate of Incorporation, as amended, filed January 7, 2014 (incorporated by reference to Exhibit 3.5 to Form S-1 filed on January 31, 2014).

3.3	Certificate of Amendment to Certificate of Incorporation, as amended, filed February 3, 2014. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 7, 2014).

3.4	Certificate of Amendment to Certificate of Incorporation, as amended, filed on February 26, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 4, 2015).

3.5	Certificate of Amendment to Certificate of Incorporation, as amended, filed on February 26, 2018 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 26, 2018).

3.6	Certificate of Amendment to Certificate of Incorporation, as amended, filed on March 6, 2019 (incorporated by reference to Exhibit 3.7 to Form 10-K filed on March 15, 2019).

3.7	Certificate of Amendment to Certificate of Incorporation, as amended, filed on June 16, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 16, 2020).

3.8	Certificate of Amendment to Certificate of Incorporation, as amended, filed on August 10, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 14, 2020).

3.9	Amended and Restated Bylaws, dated August 8, 2018 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on August 9, 2018).

3.10	Amendment to Amended and Restated Bylaws, dated May 7, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 5, 2020).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached

31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached

32.1*	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

32.2*	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

101.INS	XBRL Instance Document	Attached

101.SCH	XBRL Taxonomy Extension Schema Document	Attached

101.CAL	XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	XBRL Taxonomy Presentation Linkbase Document	Attached

*	The Exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTINIUM PHARMACEUTICALS, INC.

Date: May 14, 2021	By:	/s/ Sandesh Seth
Sandesh Seth
Chairman and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Steve O’Loughlin
Steve O’Loughlin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)