Form 10-Q
period 2021-06-30
Actinium Pharmaceuticals, Inc.
filed 2021-07-30
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 28, 2021: 21,331,314

Actinium Pharmaceuticals, Inc.

FORM 10-Q

For the six months ended June 30, 2021

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2021 and December 31, 2020, and the results of operations and cash flows for the three and six months ended June 30, 2021 and 2020, respectively, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2020 in the Company’s Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$81,912	$63,560
Restricted cash – current	48	48
Prepaid expenses and other current assets	1,211	1,317
Total Current Assets	83,171	64,925

Property and equipment, net of accumulated depreciation of $339 and $291	329	312
Operating leases right-of-use assets	413	579
Finance leases right-of-use assets	99	140
Security deposit	50	50
Restricted cash	392	391
Total Assets	$84,454	$66,397

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$3,426	$4,340
Operating leases current liability	357	342
Finance leases current liability	90	85
Total Current Liabilities	3,873	4,767

Long-term operating leases obligations	62	245
Long-term finance leases obligations	20	66
Total Liabilities	3,955	5,078

Commitments and contingencies (Note 2)

Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 21,090,931 and 17,532,893 shares issued and outstanding, respectively	21	18
Additional paid-in capital	321,793	292,275
Accumulated deficit	(241,315)	(230,974)
Total Stockholders’ Equity	80,499	61,319

Total Liabilities and Stockholders’ Equity	$84,454	$66,397

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Revenue	$-	$-	$-	$-
Other revenue	266	-	888	-
Total revenue	266	-	888	-

Operating expenses:
Research and development, net of reimbursements	3,631	3,508	7,907	7,659
General and administrative	1,710	1,154	3,428	2,686
Total operating expenses	5,341	4,662	11,335	10,345

Loss from operations	(5,075)	(4,662)	(10,447)	(10,345)

Other income:
Interest income - net	54	37	106	50
Total other income	54	37	106	50

Net loss	$(5,021)	$(4,625)	$(10,341)	$(10,295)

Deemed dividend for warrant down-round protection provision	-	(1)	-	(1)
Net loss applicable to common stockholders	$(5,021)	$(4,626)	$(10,341)	$(10,296)

Net loss per share of common stock – basic and diluted	$(0.25)	$(0.41)	$(0.54)	$(1.20)
Weighted average shares of common stock outstanding, including outstanding pre-funded warrants– basic and diluted	20,231,278	11,379,345	19,308,487	8,559,385

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2021

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2021	17,532,893	$18	$292,275	$(230,974)	$61,319

Stock-based compensation	-	-	376	-	376
Sale of common stock, net of costs	1,712,745	1	14,360	-	14,361
Net loss	-	-	-	(5,320)	(5,320)
Balance, March 31, 2021	19,245,638	$19	$307,011	$(236,294)	$70,736

Stock-based compensation	8,705	-	459	-	459
Sale of common stock, net of costs	1,835,688	2	14,317	-	14,319
Issuance of shares from exercise of stock options	900	-	6	-	6
Net loss	-	-	-	(5,021)	(5,021)
Balance, June 30, 2021	21,090,931	$21	$321,793	$(241,315)	$80,499

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2020

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2020	5,490,038	$5	$214,397	$(208,758)	$5,644

Stock-based compensation	-	-	372	-	372
Sale of common stock, net of costs	337,944	1	2,673	-	2,674
Net loss	-	-	-	(5,670)	(5,670)
Balance, March 31, 2020	5,827,982	$6	$217,442	$(214,428)	$3,020

Stock-based compensation	5,240	-	210	-	210
Issuance of common stock from exercise of pre-funded warrants	1,200,000	1	3	-	4
Sale of common stock and pre-funded warrants, net of costs	6,138,602	6	52,159	-	52,165
Deemed dividend for warrant down-round protection provision	-	-	1	(1)	-
Net loss	-	-	-	(4,625)	(4,625)
Balance, June 30, 2020	13,171,824	$13	$269,815	$(219,054)	$50,774

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Six Months Ended June 30,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(10,341)	$(10,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	835	582
Depreciation & amortization expenses	254	216
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	106	(208)
Accounts payable and accrued expenses	(913)	(506)
Operating lease liabilities	(167)	(154)
Net Cash Used In Operating Activities	(10,226)	(10,365)

Cash Flows Used In Investing Activities:
Purchase of property and equipment	(65)	-
Net Cash Used In Investing Activities	(65)	-

Cash Flows From Financing Activities:
Payments on note payable	-	(227)
Payments on finance leases	(42)	(39)
Sales of shares of common stock and pre-funded warrants, net of costs		54,839
Sales of shares of common stock, net of costs	28,680	-
Proceeds from exercise of stock options	6
Proceeds from exercise of pre-funded warrants	-	4
Net Cash Provided By Financing Activities	28,644	54,577

Net change in cash, cash equivalents, and restricted cash	18,353	44,212
Cash, cash equivalents, and restricted cash at beginning of period	63,999	9,693
Cash, cash equivalents, and restricted cash at end of period	$82,352	$53,905

Supplemental disclosure of cash flow information:
Cash paid for interest on note payable	$-	$6
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash flow information:
Deemed dividend for warrant down-round protection provision	$-	$1

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Nature of Business - Actinium Pharmaceuticals, Inc. (the “Company”, “Actinium”, or “We”) is a clinical-stage, biopharmaceutical company applying its proprietary platform technology and deep understanding of radiobiology to the development of novel targeted therapies known as ARCs or Antibody Radiation-Conjugates. Radiation is an effective therapeutic modality that is used in the treatment of over fifty percent of all cancer patients and often combined with chemotherapy and immunotherapy for greater therapeutic effect. ARCs combine the cell-killing ability of a radioisotope payload with a targeting agent, such as a monoclonal antibody, or mAb, to deliver radiation inside the body to specific cells, to potentially generate greater efficacy and less toxicity. ARCs usage is broader than externally delivered radiation as they can be used for both solid tumors and blood cancers. Blood or hematologic cancers are highly sensitive to radiation and our clinical pipeline is focused on ARCs targeting the antigens CD45 and CD33, both of which are expressed in multiple hematologic cancers. The Company’s clinical programs are focused on two primary areas: targeted conditioning prior to bone marrow transplant, adoptive cell or gene therapies and therapeutics, in combination with other therapeutic modalities. The Company’s product development strategy is actively informed by clinical data with its ARCs in over 500 patients, including the ongoing pivotal Phase 3 SIERRA trial for the Company’s lead asset Iomab-B. The clinical pipeline has emanated from its Antibody Warhead Enabling (“AWE”) technology platform, which is protected by over 160 issued patents and pending patent applications, trade secrets and know-how and is being utilized in a collaborative research partnership with Astellas Pharma, Inc., (“Astellas”). The AWE technology platform is also being used to advance Actinium’s research objectives focused on developing next-generation targeted radiotherapies. To accelerate development efforts the Company is undertaking an expansion of its R&D organization and research laboratories to enable it to more effectively leverage its drug development experience to advance candidates to clinical trials.

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

Impact of COVID–19 Pandemic on Financial Statements - The global health crisis caused by the novel coronavirus (“COVID-19”) pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, a new Delta variant of COVID-19, which appears to be the most transmissible variant to date, has begun to spread globally. The impact of the Delta variant cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and the response by governmental bodies and regulators.

Many countries around the world have continued to impose quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. Accordingly, the Company’s ability to continue to operate its business may also be limited. Such events may result in a period of business, supply and drug product manufacturing disruption, and in reduced operations, any of which could materially affect the Company’s business, financial condition and results of operations. In response to COVID-19, the Company implemented remote working and thus far, has not experienced a significant disruption or delay in its operations as it relates to the clinical development or drug production of our drug candidates. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on the Company’s ability to access capital, which could in the future negatively affect the Company’s liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect the Company’s business and the value of the Company’s common stock.

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

The following is a summary of cash, cash equivalents and restricted cash at June 30, 2021 and December 31, 2020:

(in thousands)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$81,912	$63,560
Restricted cash – current	48	48
Restricted cash – long-term	392	391
Cash, cash equivalents and restricted cash	$82,352	$63,999

Current restricted cash relates to credit card accounts, while long-term restricted cash relates to a certificate of deposit held as collateral for a letter of credit issued in connection with the Company’s lease for corporate office space.

Leases - The Company has operating and finance leases for corporate office space, office equipment and furniture located at the corporate office space. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense for these leases is recognized on a straight-line basis over the lease term. See Note 3 for additional information.

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

Net Loss Per Common Share - Basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the reporting period. For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common shares underlying common stock options and warrants using the treasury stock method. The Company issued pre-funded warrants in April 2020 and June 2020 that were considered outstanding shares for the purposes of calculating net loss per common share for the three months and six months ended June 30, 2020, see Note 5 for additional information. As of December 31, 2020, all of the pre-funded warrants were exercised and there were no pre-funded warrants outstanding during the six months ended June 30, 2021.

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive. For the three months and six months ended June 30, 2021 and 2020, the Company’s potentially dilutive shares, which include outstanding common stock options and warrants have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive. As of June 30, 2021 and 2020, outstanding options and warrants are as follows:

(in thousands)	June 30, 2021	June 30, 2020
Options	859	365
Warrants	2,114	2,871
Total	2,973	3,236

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

Accounting Standards Recently Issued - In May 2021, FASB issued ASU 2021-04, Earnings Per Share (topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718) and Derivatives and Hedging – Contracts in an Entity’s Own Equity (Subtopic 815-40) – Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which provides guidance of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The amendments in this ASU are effective January 1, 2022, including interim periods. Early adoption is permitted. The Company will apply the amendments prospectively to modifications or exchanges occurring on or after January 1, 2022. The Company will evaluate the impact of ASU 2017-09 on any future changes to the terms and conditions of its warrants.

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

At June 30, 2021, the Company has an operating lease for corporate office space and two finance leases for office equipment and furniture located in the corporate office space. In addition, the Company has auxiliary corporate office space that it rents on a month-to-month basis; this rental is accounted for as an operating lease with the same term as the Company’s main office in the same building.

The components of lease expense are as follows:

	Three months ended		Six months ended
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating lease expense	$93	$93	$186	$186

Finance lease cost
Amortization of right-to-use assets	$21	$21	$41	$41
Interest on lease liabilities	$2	$4	$5	$9
Total finance lease cost	$23	$25	$46	$50

Supplemental cash flow information related to leases are as follows:

Cash flow information:

	Six months ended
(in thousands)	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow use from operating leases	$188	$188
Operating cash flow use from finance leases	$5	$9
Financing cash flow use from finance leases	$42	$39

Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$83
Finance Leases	$-	$-

Weighted average remaining lease terms are as follows at June 30, 2021:

Weighted average remaining lease term:
Operating leases	1.2 years
Finance Leases	1.3 years

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

Weighted average discount rates:
Operating leases	8%
Finance Leases	8%

Maturities of lease liabilities are as follows:

(in thousands)
Year ending December 31,	Operating Leases	Finance Leases
2021 (excluding six months ended June 30, 2021)	$188	$47
2022	252	64
2023	-	4
Total lease payments	$440	$115
Less imputed interest	(21)	(5)
Present value of lease liabilities	$419	$110

Note 4 - Other revenue

The Company determined that certain collaborations with a third-party are within the scope of ASC 606. The collaboration agreement is made up of multiple modules related to various research activities. The Company identified a single performance obligation to provide research services within each module for which the Company receives monetary consideration. The third-party can choose to proceed with each module or can terminate the agreement at any time. The Company recognizes revenue for each module on a straight-line basis over the expected module period. Revenue for succeeding modules is not recognized until all contingencies are resolved, inclusive of the third-party’s ability to terminate the module. The consideration is recognized to revenue over each module and revenue recognized during the three months and six months ended June 30, 2021 was $0.3 million and $0.9 million, respectively.

Note 5 - Equity

In August 2020, the Company entered into the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC (“JonesTrading”), pursuant to which the Company may sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of its common stock. Shares of common stock are offered pursuant to the Company’s shelf registration statement on Form S-3 filed with the SEC on August 7, 2020. As of December 31, 2020, the Company had sold 2.1 million shares of common stock, resulting in gross proceeds of $22.6 million and net proceeds of $21.7 million. For the six months ended June 30, 2021, the Company sold 3.5 million shares of common stock, resulting in gross proceeds of $29.6 million and net proceeds of $28.7 million.

On April 24, 2020, the Company issued and sold 4.3 million shares of common stock and 2.8 million pre-funded warrants to purchase shares of common stock. The price to the public in this offering for each share of common stock was $4.50 and for each pre-funded warrant was $4.497. Each pre-funded warrant has an exercise price of $0.003 per share and was exercisable immediately upon issuance. Gross proceeds from this offering to Actinium were $31.6 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company. Net proceeds from this offering were $29.1 million.

In June 2020, holders of 1.2 million pre-funded April 2020 warrants exercised their warrants at $0.003 per share and received 1.2 million shares of common stock.

On June 19, 2020, the Company issued and sold 1.9 million shares of common stock and 0.7 million pre-funded warrants to purchase shares of common stock. The price to the public in this offering for each share of common stock was $9.75 and for each pre-funded warrant was $9.747. Each pre-funded warrant has an exercise price of $0.003 per share and was exercisable immediately upon issuance. Gross proceeds from this offering to Actinium were $25.0 million, before deducting underwriting discounts and commissions and other offering expenses payable by the Company. Net proceeds from this offering were $23.0 million.

Stock Options

The following is a summary of stock option activity for the six months ended June 30, 2021:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2021	815	$21.53	8.51	$120
Granted	95	8.33
Exercised	(1)	6.69
Cancelled	(50)	67.99
Outstanding, June 30, 2021	859	17.38	8.23	156
Exercisable, June 30, 2021	308	30.97	6.80	59

During the six months ended June 30, 2021, the Company granted new employees options to purchase 95 thousand shares of the Company’s common stock with an exercise price ranging from $7.32 to $9.25 per share, a term of 10 years, and a vesting period of 4 years. The options have an aggregated fair value of $0.6 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate range from 0.65% to 1.07% (2) expected life of 6 years, (3) expected volatility range from 83.1% to 85.1%, and (4) no expected dividends. During the six months ended June 30, 2021, options to purchase 1 thousand shares were exercised and options to purchase 50 thousand shares were cancelled upon the termination of employment for several employees.

The fair values of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at June 30, 2021 was $3.6 million related to unvested options, which is expected to be expensed over a weighted average of 3.0 years. During the six months ended June 30, 2021 and 2020, the Company recorded compensation expense related to stock options of $0.7 million and $0.5 million, respectively.

Pre-funded Warrants

As part of the April 2020 offering and the June 2020 offering, the Company issued pre-funded warrants. Each pre-funded warrant had an exercise price of $0.003 per share and was exercisable immediately upon issuance. Management determined that the pre-funded warrants were freestanding instruments and that the pre-funded warrants should be classified as permanent equity. As of December 31, 2020, all of the pre-funded warrants were exercised and there were no pre-funded warrants outstanding during the six months ended June 30, 2021. As of June 30, 2020, there were 2.3 million pre-funded warrants outstanding.

Warrants

Following is a summary of warrant activity for the six months ended June 30, 2021:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2021	2,113	$20.55	2.76	$362
Granted	1	8.30
Exercised	-	-
Cancelled/Expired	-	-
Outstanding, June 30, 2021	2,114	$20.54	2.27	$368
Exercisable, June 30, 2021	2,111	$20.55	2.26	$368

The Company has an outstanding warrant to purchase 1,907 shares of common stock, issued on March 14, 2017 to Sandesh Seth, the Company’s Chairman and Chief Executive Officer. The warrant included down-round protection up until it was amended on August 11, 2020. For warrants with down-round protection, a deemed dividend is recorded for the change in fair value of the warrants when the down-round provision is triggered. As a result of the April 2020 offering and June 2020 offering, the exercise price of the warrant was reset from $26.40 per share to $15.62 per share. The down-round protection provision in the above warrants created a deemed dividend to common stockholders of $1 thousand in the nine months ended September 30, 2020 which is reflected in the accompanying consolidated statement of operations and consolidated statement of changes in stockholders’ equity. On August 11, 2020, the Company and Mr. Seth agreed to amend the warrant to remove the anti-dilution provision that had been in the warrant. Accordingly, pursuant to the amendment, as of August 11, 2020, the exercise price of the warrant will no longer be subject to a proportional adjustment if and when the Company issues any shares of its common stock for a consideration less than the exercise price of the warrant. All other terms of the warrant remained the same.

Note 6 - Subsequent Event

Since June 30, 2021, the Company has sold 0.2 million shares of common stock under its Capital on Demand™ Sales Agreement with JonesTrading, resulting in net proceeds of $1.8 million.

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

Description of Business

Actinium Pharmaceuticals, Inc. is a clinical-stage, biopharmaceutical company applying its proprietary platform technology and deep understanding of radiobiology to the development of novel targeted therapies known as Antibody Radiation-Conjugates (“ARCs”). ARCs combine the cell-killing ability of radiation via a radioisotope payload with a targeting agent, such as a monoclonal antibody, to deliver radiation in a precise manner inside the body to specific, targeted cells, to potentially achieve greater efficacy with lower toxicity than with external beam radiation. ARCs enable a broader usage of radiation than external beam radiation as they can be used in the treatment of both solid tumors and blood cancers. Blood or hematologic cancers are known to be highly sensitive to radiation. Our clinical pipeline is focused on ARCs targeting the antigens CD45 and CD33, both of which are expressed in multiple hematologic cancers. Our clinical programs are focused on two primary areas: (1) targeted conditioning prior to a bone marrow transplant (“BMT”), adoptive cell therapy (“ACT”) such as CAR-T or gene therapy and (2) ARC therapeutic combinations with other agents. Our product development strategy is actively informed by clinical data with our ARCs in over 500 patients, including our ongoing Pivotal Phase 3 SIERRA trial. Our clinical pipeline has emanated from our Antibody Warhead Enabling (“AWE”) technology platform, which is protected by over 160 issued and pending patents, trade secrets and know-how and is being utilized in a collaborative research partnership with Astellas Pharma, Inc. (“Astellas”). We are also utilizing our AWE technology platform to advance our research objectives focused on developing next-generation targeted radiotherapies. To accelerate development efforts we are undertaking an expansion of our R&D organization and research laboratories to enable us to more effectively leverage our drug development experience to advance candidates to clinical trials.

Targeted Conditioning

To the best of our knowledge, we are advancing the only multi-target, multi-indication, clinical-stage pipeline for targeted conditioning and the only ARC-based targeted conditioning regimens in development. Our ARCs for targeted conditioning are intended to potentially enable improved access and outcomes to cell-based therapies with curative potential, including BMT, ACT, and gene therapy Conditioning in the context of BMT, ACT or gene therapy is the act of depleting certain blood and immune-forming cells, including bone marrow stem cells and, in some cases, cancer cells prior to transplanting new cells into a patient. Currently, conditioning is accomplished using a combination of cytotoxic chemotherapeutic agents and external radiation. These non-targeted conditioning regimens are highly toxic and may prevent a patient from receiving a potentially curative therapy and hinder outcomes. ARCs have the potential to increase patient access and outcomes by way of their ability to selectively deplete targeted cells while sparing normal healthy cells, resulting in potentially lower systemic and off-target toxicities. We use our ARCs both at high isotope dose levels to achieve myeloablation, which fully depletes bone marrow stem cells and at lower isotope dose levels to achieve lymphodepletion, which spares bone marrow stem cells from depletion. In addition, dosing may be titrated downward from myeloablative doses to achieve partial myeloablation, which may be appropriate for certain gene therapy programs.

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

We are studying Iomab-ACT in a clinical collaboration with Memorial Sloan Kettering Cancer Center (“MSKCC”) for targeted conditioning prior to administration of MSKCC’s 19-28z CD19 targeting CAR-T in patients with relapsed or refractory B-cell acute lymphoblastic leukemia (“ALL”) or diffuse large B-cell lymphoma (“DLBCL”). We received grant funding from the National Institute of Health (“NIH”) to fund this trial with MSKCC being a co-recipient on this grant. This is a first of its kind study to use an ARC-based conditioning regimen with CAR-T therapy. The hypothesized rationale for this study is that Iomab-ACT will exert an anti-tumor effect on the chemotherapy-refractory B-ALL cells that are sensitive to radiation resulting in reduced disease burden and simultaneously deplete CD45 expressing immune cells implicated in CAR-T related toxicities, resulting in an optimal homeostatic environment for the CAR-T cells. Results with MSKCC’s 19-28z CD-19 CAR-T in 53 patients with r/r B-ALL published in the New England Journal of Medicine reported complete remissions in 83% (44/53) of patients, which compares favorably to standard chemotherapy regimens that have complete remission rates of 18% - 45% in this patient population. Median event-free survival (EFS) was 6.1 months and median overall survival (OS) was 12.9 months at a median follow up period of 29 months (range 1 – 65 months). There was a 26% (14/53) rate of Grade 3 or greater CRS and a 42% rate of Grade 3 or 4 neurotoxicity reported. The study will evaluate the feasibility of using an ARC-based conditioning regimen with CAR-T therapy and will evaluate safety measures including incidence of CRS and neurotoxicity and efficacy measures including responses and survival outcomes. In March 2021, we announced that patient enrollment was initiated, and the first patient was administered Iomab-ACT followed by their 19-28z CAR-T therapy. We expect proof of concept data from this study in the second half of 2021.

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

We are also exploring an Ac-225-based CD45 ARC, as a potential next-generation targeted conditioning agent. Dosimetry results with this Ac-225-based alpha emitting ARC showed selective accumulation in immune cell target organs such as bone marrow, spleen, and liver with the potential for lower exposure to non-target tissues from longer path length beta emitter radioisotopes like Iodine-131 and Lutetium-177. Preclinical data demonstrated that conditioning with this Ac-225-based CD45-targeting agent result in depletion of peripheral immune cells and hematopoietic progenitor cells, thereby enabling engraftment of donor cells. A dose dependent response was observed with low doses depleting white blood cells without affecting hematopoietic progenitor cells, representing a lymphodepletive dose that is relevant for adoptive cell therapies such as CAR-T, while higher doses eliminated peripheral immune cells and hematopoietic progenitor cells, which is applicable to ex vivo gene therapies and BMT.

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

Combination Trials:

●	Phase 1 investigator initiated Actimab-A + CLAG-M combination trial with the salvage chemotherapy regimen CLAG-M (cladribine, cytarabine, filgrastim and mitoxantrone) for fit patients age 18 and above with relapsed or refractory AML at the Medical College of Wisconsin (“MCW”). The combination of Actimab-A + CLAG-M is supported by mechanistic rationale for combining inhibitors of DNA replication and/or repair processes such as mitoxantrone, a topoisomerase-II inhibitor, and radiation, as imparted by tumor-targeting of Ac-225 with Actimab-A. Thus far, we have reported preliminary data from dose cohorts one, two and the third and planned final dose cohort of 0.75 µCi/kg of Actimab-A. At the 2020 American Society of Hematology Annual Meeting, it was reported that 100% of patients (3/3) receiving 0.75 µCi/kg of Actimab-A, and CLAG-M achieved a complete remission, which is nearly 85% greater than the 55% remission rate observed in a study of CLAG-M alone conducted at MCW in the same r/r AML patient population. Complete Remission or Complete Remission with Incomplete blood count recovery (“CRi”) were observed in all dose cohorts (0.25, 0.50 and 0.75 µCi/kg) with 67% of patients (10/15) achieving CR or CRi. The 0.25 and 0.50 µCi/kg doses of Actimab-A have been shown to be subtherapeutic as a single agent. Of the 10 patients achieving CR or Cri, 70% achieved negative minimal residual disease (“MRD”) status with no detectable disease via flow cytometry, indicating that these are deep remissions. No dose-limiting toxicities (“DLTs”) were reported in the third dose cohort of 0.75 µCi/kg and therefore maximum tolerable dose (“MTD”) was not reached. As a result, MCW amended the study protocol to allow for continued dose escalation and the trial is now enrolling patients at a dose of 1.0 µCi/kg. Upon completion of this Phase 1 trial, we will work to develop a regulatory and development pathway that can potentially support a registration for the Actimab-A + CLAG-M combination. In addition, the Actimab-A + CLAG-M combination study has provided proof of principle that the addition of subtherapeutic doses of Actimab-A to other AML therapies can lead to well-tolerated regimens with improved responses.

●	Phase 1/2 Actimab-A + Ven combination trial with the BCL-2 inhibitor Venetoclax (“ven”) for fit and unfit patients age 18 and above with relapsed or refractory AML. This multi-center trial is being led by UCLA Medical Center. This combination is supported by mechanistic evidence in preclinical studies using ven-resistant AML tumor cell lines. In these models, we have demonstrated that Actimab-A can deplete Mcl-1 and Bcl-XL, two proteins implicated in mediating resistance to venetoclax, in addition to causing potentially lethal double-stranded DNA breaks in these CD33 expressing cells. Furthermore, in vivo studies in animal models of ven-resistant AML demonstrated robust tumor regression and improved survival in cohorts receiving the Actimab-A ven combination compared to ven alone. The rationale for this clinical study is that the addition of Actimab-A will; 1) have a direct anti-tumor effect via double-stranded DNA breaks and 2) deplete Mcl-1 and BCL-XL making the AML cells more susceptible to ven. At the 2020 ASH annual meeting, data from the first dose cohort of 0.50 µCi/kg Actimab-A in combination with ven were presented. There was a 67% overall response rate (2/3 patients), including one CR and one partial response (“PR”) with blast count reduction of 50%. All 3 patients were poor risk with adverse cytogenetics and each patient had an additional high-risk marker (FLT3-ITD+, antecedent JAK2+ myelofibrosis, or TP53 mutation). The patient achieving a CR was in second relapse and a TP53 mutation as well as multiple other high-risk markers. The trial is now active and recruiting at 4 trial sites in dose escalation cohorts. We expect to have Phase 1 safety and preliminary proof of concept clinical data from this combination study in 2021.

In addition to these active trials, we are working to identify additional modalities and agents that can be the basis for Actimab-A therapeutic combinations.

Antibody Warhead Enabling Technology Platform

Our proprietary AWE technology platform is supported by intellectual property, know-how and trade secrets that cover the generation, development, methods of use and manufacture of ARCs and certain of their components. Our AWE technology patent portfolio presently includes 35 patent families comprised of 160 issued patents and pending patent applications, of which 9 are issued and 25 are pending in the United States, and 126 are issued or pending internationally. The effective life of the patents in our portfolio range from expirations between 2021 and 2040. Our technology enables the direct labeling, or conjugation and labeling, of a biomolecular targeting agent to a radionuclide warhead and its development and use as a therapeutic regimen for the treatment of diseases such as cancer. Our AWE intellectual property covers various methods of use for ARCs in multiple diseases, including indication, dose and scheduling, radionuclide warhead, and therapeutic combinations. We have particular expertise in the area of ARCs utilizing the alpha emitting isotope Ac-225 including clinical experience in treating approximately 150 patients with our alpha-emitter ARCs, “gold standard” linker technology and 5 issued patents in the United States and 49 patents internationally related to the manufacturing or Ac-225 in a cyclotron, which we believe has the potential to produce higher quantities of Ac-225 than currently utilized methods.

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

Our AWE technology platform is being utilized in our ongoing research collaboration with Astellas to arm select targeting agents owned by Astellas with alpha-emitting AC-225 for the development of theranostics for solid tumor indications, which combine the ability of radioisotopes to be used for both diagnostic and therapeutic purposes.

Recent Developments

Impact of COVID–19 Pandemic

The global health crisis caused by the novel coronavirus COVID-19 pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, a new Delta variant of COVID-19, which appears to be the most transmissible variant to date, has begun to spread globally. The impact of the Delta variant cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and the response by governmental bodies and regulators. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business.

Many countries around the world have continued to impose quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. Accordingly, our ability to continue to operate our business may also be limited. Such events may result in a period of business, supply and drug product manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. In response to COVID-19, we implemented remote working and thus far have not experienced a significant disruption or delay in our operations as it relates to the clinical development of our drug candidates. Such government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will be put in place again due to a resurgence in COVID-19 cases, including those involving new variants of the coronavirus, which may be more contagious and deadly than prior strains. Therefore, the COVID-19 pandemic may continue to affect our operation, may further divert the attention and efforts of the medical community to coping with COVID-19 and disrupt the marketplace in which we operate and may have a material adverse effect on our operations.

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

To date, COVID-19 has not had a financial impact on our company. We continue to monitor the impacts of COVID-19 on the global economy and on our business operations. Although we expect that vaccinations for COVID-19 will continue to improve conditions, the ultimate impact from COVID-19 on our business operations and financial results during 2021 will depend on, among other things, the ultimate severity and scope of the pandemic, including the new variants of the virus, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and whether, and the speed with which the economy recovers. We are not able to fully quantify the impact that these factors will have on our financial results during 2021 and beyond, but developments related to COVID-19 may materially affect us in 2021.

Results of Operations – Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Three Months Ended June 30,
(in thousands)	2021	2020
Revenue:
Revenue	$-	$-
Other revenue	266	-
Total revenue	266	-

Operating expenses:
Research and development, net of reimbursements	3,631	3,508
General and administrative	1,710	1,154
Total operating expenses	5,341	4,662

Other income:
Interest income – net	54	37
Total other income	54	37

Net loss	$(5,021)	$(4,625)

Revenue

We recorded no commercial revenue for the three months ended June 30, 2021 and June 30, 2020.

Other revenue

We determined that certain collaborations with a third-party are within the scope of ASC 606. The collaboration agreement is made up of multiple modules related to various research activities. While the third party has the option to terminate the agreement at the conclusion of any module, we identified a single performance obligation to provide research services within each module for which we receive monetary consideration. The consideration is recognized to revenue over each module and revenue recognized during the three months ended June 30, 2021 was $0.3 million.

Research and development expense

Research and development expenses increased $0.1 million to $3.6 million for the three months ended June 30, 2021 compared to $3.5 million for the three months ended June 30, 2020. The increase was primarily due to higher compensation expense resulting from the hiring of additional employees and expenses related to our new laboratory space, mostly offset by lower expenses on our CD45 program.

General and administrative expense

General and administrative expenses of $1.7 million for the three months ended June 30, 2021 increased $0.5 million compared to $1.2 million for the three months ended June 30, 2020, primarily attributable to higher professional fees.

Other income

Other income is comprised of net interest income in both reporting periods. The amount for the three months ended June 30, 2021 of $54 thousand increased from $37 thousand for the three months ended June 30, 2020, as a higher average balance of cash and cash equivalents offset a lower average interest rate.

Net loss

Net loss of $5.0 million for the three months ended June 30, 2021 increased by $0.4 million from $4.6 million for the three months ended June 30, 2020, primarily due to higher research and development expenses and higher general and administrative expenses, partially offset by other revenue.

Results of Operations – Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Six Months Ended June 30,
(in thousands)	2021	2020
Revenue:
Revenue	$-	$-
Other revenue	888	-
Total revenue	888	-

Operating expenses:
Research and development, net of reimbursements	7,907	7,659
General and administrative	3,428	2,686
Total operating expenses	11,335	10,345

Other income:
Interest income – net	106	50
Total other income	106	50

Net loss	$(10,341)	$(10,295)

Revenue

We recorded no commercial revenue for the six months ended June 30, 2021 and June 30, 2020.

Other revenue

We determined that certain collaborations with a third-party are within the scope of ASC 606. The collaboration agreement is made up of multiple modules related to various research activities. While the third party has the option to terminate the agreement at the conclusion of any module, we identified a single performance obligation to provide research services within each module for which we receive monetary consideration. We recognized revenue during the six months ended June 30, 2021 of $0.9 million from certain collaborations with a third-party.

Research and development expense

Research and development expenses increased $0.2 million to $7.9 million for the six months ended June 30, 2021 compared to $7.7 million for the six months ended June 30, 2020. The increase was primarily due to higher compensation expense resulting from the hiring of additional employees and expenses related to our new laboratory space, mostly offset by lower expenses on our CD45 program.

General and administrative expense

General and administrative expenses of $3.4 million for the six months ended June 30, 2021 increased $0.7 million compared to $2.7 million for the six months ended June 30, 2020, primarily attributable to higher professional fees.

Other income

Other income is comprised of net interest income in both reporting periods. The amount for the six months ended June 30, 2021 of $106 thousand increased from $50 thousand for the six months ended June 30, 2020, as a higher average balance of cash and cash equivalents offset a lower average interest rate.

Net loss

Net loss of $10.3 million for the six months ended June 30, 2021 was unchanged from the prior-year comparison period, primarily due to higher research and development expenses and higher general and administrative expenses being offset by other revenue.

Liquidity and Capital Resources

We have financed our operations primarily through sales of shares of our common stock and warrants. The following tables sets forth selected cash flow information for the periods indicated:

	For the Six Months Ended June 30,
(in thousands)	2021	2020
Cash used in operating activities	$(10,226)	$(10,365)
Cash used in investing activities	(65)	-
Cash provided by financing activities	28,644	54,577
Net change in cash, cash equivalents and restricted cash	$18,353	$44,212

Net cash used in operating activities for the six months ended June 30, 2021 of $10.2 million decreased by $0.2 million from $10.4 million in the prior-year period, primarily due to the increase in other revenue.

Net cash used in investing activities for the six months ended June 30, 2021 of $65 thousand was primarily due to the purchase of equipment for our new laboratory space.

Net cash provided by financing activities for the six months ended June 30, 2021 was $28.6 million, primarily from the sale of shares of our common stock. In August 2020 we entered into the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of our common stock. Shares of common stock are offered pursuant to our shelf registration statement on Form S-3 filed with the United States Securities and Exchange Commission, or SEC, on August 7, 2020. As of December 31, 2020, we had sold 2.1 million shares of common stock, resulting in gross proceeds of $22.6 million and net proceeds of $21.7 million. For the six months ended June 30, 2021, we sold 3.5 million shares of common stock, resulting in gross proceeds of $29.6 million and net proceeds of $28.7 million.

During the six months ended June 30, 2020, net cash provided by financing activities was $54.6 million, including sale of shares of our common stock and pre-funded warrants. On April 24, 2020, we issued and sold 4.3 million shares of common stock and pre-funded warrants to purchase 2.8 million shares of common stock. The price to the public for each share of common stock sold in the offering was $4.50, and the price to the public for each pre-funded warrant sold in the offering was $4.497. The pre-funded warrants were exercisable at an exercise price of $0.003 per share. Gross proceeds from this offering were $31.6 million, before deducting underwriting discounts and commissions and other offering expenses payable by us. Net proceeds from the offering were approximately $29.1 million. In June 2020, holders of 1.2 million pre-funded April 2020 warrants exercised their warrants and received 1.2 million shares of common stock.

On June 19, 2020, we issued and sold 1.9 million shares of common stock and pre-funded warrants to purchase 0.7 million shares of common stock. The price to the public in this offering for each share of common stock was $9.75 and for each pre-funded warrant was $9.747. Each pre-funded warrant had an exercise price of $0.003 per share. Gross proceeds from this offering to us were $25.0 million, before deducting underwriting discounts and commissions and other offering expenses payable us. Net proceeds from this offering were approximately $23.0 million.

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

Accounting Standards Recently Issued

In May 2021, FASB issued ASU 2021-04, Earnings Per Share (topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718) and Derivatives and Hedging – Contracts in an Entity’s Own Equity (Subtopic 815-40) – Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which provides guidance of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The amendments in this ASU are effective January 1, 2022, including interim periods. Early adoption is permitted. We will apply the amendments prospectively to modifications or exchanges occurring on or after January 1, 2022. We will evaluate the impact of ASU 2017-09 on any future changes to the terms and conditions of its warrants.

Subsequent Event

Since June 30, 2021, we have sold 0.2 million shares of common stock under its Capital on Demand™ Sales Agreement with JonesTrading, resulting in net proceeds of $1.8 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not currently exposed to significant market risk related to changes in interest rates. As of June 30, 2021, our cash equivalents consisted primarily of short-term money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2021 and 2020.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of June 30, 2021, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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

Summary of Risk Factors

We are providing the following summary of the risk factors contained in this Quarterly Report on Form 10-Q to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2020 in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

●	We are a clinical-stage company and have generated no revenue from commercial sales to date;

●	We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future;

●	If we fail to obtain additional financing, we will be unable to continue or complete our product development and you will likely lose your entire investment;

●	We are highly dependent on the success of Iomab-B and the SIERRA trial and we many not able to complete the necessary clinical development or our development efforts may not result in the data necessary to receive regulatory approval;

●	Our business could be adversely affected by the effects of health epidemics, including the global COVID-19 pandemic;

●	We have not demonstrated that any of our products are safe and effective for any indication and will continue to expend substantial time and resources on clinical development before any of our current or future product candidates will be eligible for FDA approval, if ever;

●	Our clinical trials may fail to demonstrate adequately the efficacy and safety of our product candidates, which would prevent or delay regulatory approval and commercialization;

●	Healthcare legislative reform measures intended to increase pressure to reduce prices of pharmaceutical products paid for by Medicare or, otherwise, affect the federal regulation of the U.S. healthcare system could have a material adverse effect our business, future revenue, if any, and results of operations;

●	We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates;

●	We currently depend on a single third-party manufacturer to produce our pre-clinical and clinical trial drug supplies. Any disruption in the operations of our current third-party manufacturer, or other third-party manufacturers we may engage in the future, could adversely affect our business and results of operations;

●	Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences;

●	Our patent position is highly uncertain and involves complex legal and factual questions;

●	The use of hazardous materials, including radioactive and biological materials, in our research and development efforts imposes certain compliance costs on us and may subject us to liability for claims arising from the use or misuse of these materials;

●	We are highly dependent on our key personnel, and if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy;

●	Certain provisions of our Certificate of Incorporation and Bylaws and Delaware law make it more difficult for a third party to acquire us and make a takeover more difficult to complete, even if such a transaction were in our stockholders’ interest; and

●	Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

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

We are not profitable and have incurred losses in each period since our inception. As of June 30, 2021 and December 31, 2020, we had an accumulated deficit of $241.3 million and $231.0 million, respectively. We reported a net loss of $10.3 million for the six months ended June 30, 2021 and $10.3 million for the six months ended June 30, 2020. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, which would have an adverse effect on our business prospects, financial condition and results of operation.

If we fail to obtain additional financing, we will be unable to continue or complete our product development and you will likely lose your entire investment.

In August 2020, we entered into the Capital on Demand™ Sales Agreement with JonesTrading, pursuant to which we may sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of our common stock. Shares of common stock are offered pursuant to our shelf registration statement filed with the SEC on August 7, 2020. For the six months ended June 30, 2021, we sold 3.5 million shares of common stock, resulting in net proceeds of $28.7 million. As of the date of filing this report, we expect that our existing resources will be more than sufficient to fund our planned operations for more than 12 months following the date of this report.

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

We are highly dependent on the success of Iomab-B and the SIERRA trial and we may not be able to complete the necessary clinical development or our development efforts may not result in the data necessary to receive regulatory approval.

Iomab-B, which we licensed from the Fred Hutchinson Cancer Research Center (“FHCRC”) in June 2012 is our lead program to which we allocate a significant portion of our resources. We are currently enrolling patients in the pivotal Phase 3 SIERRA trial (Study of Iomab-B in Elderly Relapsed or Refractory AML), a 150-patient multi-center randomized trial that will compare outcomes of patients who receive Iomab-B and a BMT to those patients receiving physician’s choice of salvage chemotherapy, defined as conventional care, as no standard of care exists for this patient population. The SIERRA trial may be unsuccessful and fail to demonstrate a safety and efficacy profile that is necessary to receive favorable regulatory approval. The DMC may recommend that the trial be stopped early for safety or efficacy concerns, which could prevent us from completing the SIERRA trial. Even if Iomab-B receives favorable regulatory approval, we may not be successful in securing adequate reimbursement or establishing successful commercial operations. Any or all of these factors could have a material adverse impact on our business and ability to continue operations.

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

The global health crisis caused by the novel coronavirus COVID-19 pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, a new Delta variant of COVID-19, which appears to be the most transmissible variant to date, has begun to spread globally. The impact of the Delta variant cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and the response by governmental bodies and regulators. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business.

Accordingly, our ability to continue to operate our business may also be limited. These restrictions may result in a period of business, supply and drug product manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. To date, we have not experienced a significant disruption or delay in our operations as it relates to the clinical development of our drug candidates. Such government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will be put in place again due to a resurgence in COVID-19 cases, including those involving new variants of the coronavirus, which may be more contagious and deadly than prior strains. Therefore, the COVID-19 pandemic may continue to affect our operation, may further divert the attention and efforts of the medical community to coping with COVID-19 and disrupt the marketplace in which we operate and may have a material adverse effect on our operations.

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

We continue to monitor the impacts of COVID-19 on the global economy and on our business operations. However, the ultimate impact from COVID-19 on our business operations and financial results during 2021 will depend on, among other things, the ultimate severity and scope of the pandemic, including the new variants of the virus, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and whether, and the speed with which the economy recovers. We are not able to fully quantify the impact that these factors will have on our financial results during 2021 and beyond, but developments related to COVID-19 may materially affect us in 2021.

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

We have cybersecurity insurance coverage in the event we become subject to various cybersecurity attacks, however, we cannot ensure that it will be sufficient to cover any particular losses we may experience as a result of such cyberattacks. Any cyber incident could have a material adverse effect on our business, financial condition and results of operations.

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

In June 2012, we acquired rights to BC8 (Iomab), a clinical stage monoclonal antibody with safety and efficacy data in more than 300 patients in need of a BMT. Iomab-B is our product candidate that links I-131 to the BC8 antibody that is being studied in an ongoing Phase 3 pivotal trial. Product candidates utilizing this antibody would require BLA approval before they can be marketed in the United States. We are also evaluating a lower dose of the BC8 antibody and I-131 for lymphodepletion prior to CAR-T or adoptive cell therapy. We are currently evaluating clinical trials that would use our construct for lymphodepletion. Our lintuzumab-Ac-225 product candidate is also being studied in several Phase 1 trials under our sponsorship and investigator-initiated trials in patients with AML and has been studied in other hematologic malignancies. Product candidates utilizing the lintuzumab antibody would require BLA approval before they can be marketed in the United States. We are in the early stages of evaluating other product candidates consisting of conjugates of Ac-225 with human or humanized antibodies for pre-clinical and clinical development in other types of cancer. The FDA may not approve these products for the indications that are necessary or desirable for successful commercialization. The FDA may fail to approve any BLA we submit for new product candidates or for new intended uses or indications for approved products or future product candidates. Failure to obtain FDA approval for our products in the proposed indications would have a material adverse effect on our business prospects, financial condition and results of operations.

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

From time to time, we may publicly disclose preliminary, interim, and top-line data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change as more patient data become available or following a more comprehensive review of the data related to the particular study or trial. For example, on February 10, 2021, interim safety, and feasibility data from 75% patient enrollment from the SIERRA trial was presented at the TCT Annual Meeting. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Interim or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Preliminary, interim or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line, interim or preliminary data we previously published. As a result, top-line, interim and preliminary data should be viewed with caution until the final data are available.

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

Actinium-225 is a key component of our CD33 ARC program, AWE platform and other drug candidates that we might consider for development with the Ac-225 payload. There are adequate quantities of Ac-225 available today to meet our current needs via our present supplier, the Department of Energy (“DOE”). The current Ac-225 currently supplied to Actinium’s clinical trials from the DOE is derived from the natural decay of thorium-229 from so-called ‘thorium-cows’ and is able to produce sufficient quantities that are several multiples of the amount of Ac-225 we require to supply our clinical programs through to early commercialization phase. The DOE is also producing Ac-225 from a recently developed alternative route for Ac-225 production via a linear accelerator that is currently being evaluated by Actinium. Initial preclinical and modelling results have indicated that the linear accelerator sourced Ac-225 does not impact labelling efficiency and expected distribution. Per representations made by the DOE, the capacity of Ac-225 from this route is expected to be sufficient to supply all of Actinium’s pipeline and commercial Ac-225 needs and support new program expansion by not just Actinium but also other companies that are developing Ac-225 based products. Additional routes of Ac-225 production are being pursued by the DOE including the generation of new thorium cows and production via a cyclotron. The cyclotron production method for Ac-225 production leverages Actinium’s proprietary technology and know-how and presents an additional path towards production of high-quality Ac-225 that would be able to satisfy commercial needs. In addition, we are aware of at least six other government and non-government entities globally including the U.S., Canada, Russia, Belgium, France and Japan that have, or expect to have ability to supply Ac-225 or equipment for its production within the timeframes relevant to the potential first commercial approval of our Ac-225 ARC.

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

Our future operations and successes depend in large part upon the continued service of key members of our senior management team whom we are highly dependent upon to manage our business. If any member of our current senior management terminates their employment with us and we are unable to find a suitable replacement quickly, the departure could have a material adverse effect on our business.

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

We expect to need to grow rapidly in order to support additional, larger, and potentially international, pivotal clinical trials of our product candidates, potential future commercialization of our product candidates and expanded research and development activity, which will place a significant strain on our financial, managerial and operational resources. In order to achieve and manage growth effectively, we must continue to improve and expand our operational and financial management capabilities. Moreover, we will need to increase staffing and to train, motivate and manage our employees. All of these activities will increase our expenses and may require us to raise additional capital sooner than expected. Failure to manage growth effectively could materially harm our business, financial condition or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

On July 26, 2021, Dale Ludwig resigned as the Company’s Chief Scientific and Technology Officer. Dr. Ludwig’s resignation is not the result of any disagreement with the Company or its Board of Directors or any matter relating to the Company’s operations, policies, or practices.

ITEM 6. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Title of Document	Location
3.1	Certificate of Incorporation of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on April 17, 2013).

3.2	Certificate of Amendment to Certificate of Incorporation, as amended, filed January 7, 2014 (incorporated by reference to Exhibit 3.5 to Form S-1 filed on January 31, 2014).

3.3	Certificate of Amendment to Certificate of Incorporation, as amended, filed February 3, 2014. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 7, 2014).

3.4	Certificate of Amendment to Certificate of Incorporation, as amended, filed on February 26, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 4, 2015).

3.5	Certificate of Amendment to Certificate of Incorporation, as amended, filed on February 26, 2018 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 26, 2018).

3.6	Certificate of Amendment to Certificate of Incorporation, as amended, filed on March 6, 2019 (incorporated by reference to Exhibit 3.7 to Form 10-K filed on March 15, 2019).

3.7	Certificate of Amendment to Certificate of Incorporation, as amended, filed on June 16, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 16, 2020).

3.8	Certificate of Amendment to Certificate of Incorporation, as amended, filed on August 10, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 14, 2020).

3.9	Amended and Restated Bylaws, dated August 8, 2018 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on August 9, 2018).

3.10	Amendment to Amended and Restated Bylaws, dated May 7, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 5, 2020).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Attached

32.1	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

32.2	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	Attached

101.INS	Inline XBRL Instance Document	Attached

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Attached

101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document	Attached

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Attached

101.LAB	Inline XBRL Taxonomy Label Linkbase Document	Attached

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document	Attached

104	Cover Page Interactive Data file (formatted as Inline XBRL and contained in Exhibit 101)	Attached

*	The Exhibit attached to this Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTINIUM PHARMACEUTICALS, INC.

Date: July 30, 2021	By:	/s/ Sandesh Seth
Sandesh Seth
Chairman and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Steve O’Loughlin
Steve O’Loughlin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)