Form 10-Q
period 2021-09-30
Actinium Pharmaceuticals, Inc.
filed 2021-11-12
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 12, 2021: 22,030,838

Actinium Pharmaceuticals, Inc.

Report on Form 10-Q

For the nine months ended September 30, 2021

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2021 and December 31, 2020, and the results of operations and cash flows for the three and nine months ended September 30, 2021 and 2020, respectively, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2020 in the Company’s Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$82,032	$63,560
Restricted cash – current	48	48
Prepaid expenses and other current assets	1,181	1,317
Total Current Assets	83,261	64,925

Property and equipment, net of accumulated depreciation of $367 and $291	369	312
Operating leases right-of-use assets	328	579
Finance leases right-of-use assets	79	140
Security deposit	50	50
Restricted cash	392	391
Total Assets	$84,479	$66,397

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$3,773	$4,340
Operating leases current liability	333	342
Finance leases current liability	84	85
Total Current Liabilities	4,190	4,767

Long-term operating leases obligations	-	245
Long-term finance leases obligations	4	66
Total Liabilities	4,194	5,078

Commitments and contingencies (Note 2)

Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 22,030,838 and 17,532,893 shares issued and outstanding, respectively	22	18
Additional paid-in capital	328,001	292,275
Accumulated deficit	(247,738)	(230,974)
Total Stockholders’ Equity	80,285	61,319

Total Liabilities and Stockholders’ Equity	$84,479	$66,397

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2021	2020	2021	2020
Revenue
Revenue	$-	$-	$-	$-
Other revenue	233	-	1,121	-
Total revenue	233	-	1,121	-

Operating expenses:
Research and development, net of reimbursements	4,708	3,788	12,615	11,446
General and administrative	1,994	1,825	5,422	4,512
Total operating expenses	6,702	5,613	18,037	15,958

Loss from operations	(6,469)	(5,613)	(16,916)	(15,958)

Other income:
Interest income - net	46	73	152	123
Total other income	46	73	152	123

Net loss	$(6,423)	$(5,540)	$(16,764)	$(15,835)

Deemed dividend for warrant down-round protection provision	-	-	-	(1)
Net loss applicable to common stockholders	$(6,423)	$(5,540)	$(16,764)	$(15,836)

Net loss per share of common stock – basic and diluted	$(0.30)	$(0.36)	$(0.84)	$(1.46)
Weighted average shares of common stock outstanding, including outstanding pre-funded warrants– basic and diluted	21,539,455	15,432,857	20,060,315	10,875,712

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Nine months Ended September 30, 2021

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2021	17,532,893	$18	$292,275	$(230,974)	$61,319

Stock-based compensation	-	-	376	-	376
Sale of common stock, net of costs	1,712,745	1	14,360	-	14,361
Net loss	-	-	-	(5,320)	(5,320)
Balance, March 31, 2021	19,245,638	$19	$307,011	$(236,294)	$70,736

Stock-based compensation	8,705	-	459	-	459
Sale of common stock, net of costs	1,835,688	2	14,317	-	14,319
Issuance of shares from exercise of stock options	900	-	6	-	6
Net loss	-	-	-	(5,021)	(5,021)
Balance, June 30, 2021	21,090,931	$21	$321,793	$(241,315)	$80,499

Stock-based compensation	12,601	-	412	-	412
Sale of common stock, net of costs	927,306	1	5,796	-	5,797
Net loss	-	-	-	(6,423)	(6,423)
Balance, September 30, 2021	22,030,838	$22	$328,001	$(247,738)	$80,285

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Nine months Ended September 30, 2020

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2020	5,490,038	$5	$214,397	$(208,758)	$5,644

Stock-based compensation	-	-	372	-	372
Sale of common stock, net of costs	337,944	1	2,673	-	2,674
Net loss	-	-	-	(5,670)	(5,670)
Balance, March 31, 2020	5,827,982	$6	$217,442	$(214,428)	$3,020

Stock-based compensation	5,240	-	210	-	210
Issuance of common stock from exercise of pre-funded warrants	1,200,000	1	3	-	4
Sale of common stock and pre-funded warrants, net of costs	6,138,602	6	52,159	-	52,165
Deemed dividend for warrant down-round protection provision	-	-	1	(1)	-
Net loss	-	-	-	(4,625)	(4,625)
Balance, June 30, 2020	13,171,824	$13	$269,815	$(219,054)	$50,774

Stock-based compensation	1,023	-	288	-	288
Issuance of common stock from exercise of warrants and stock options	2,609	-	37	-	37
Issuance of common stock from exercise of pre-funded warrants	411,069	1	1	-	2
Costs related to prospectus filed on Form S-3	-	-	(134)	-	(134)
Net loss	-	-	-	(5,540)	(5,540)
Balance, September 30, 2020	13,586,525	$14	$270,007	$(224,594)	$45,427

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Nine months Ended September 30,
	2021	2020
Cash Flows From Operating Activities:
Net loss	$(16,764)	$(15,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,246	870
Depreciation & amortization expenses	387	327
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	137	(112)
Accounts payable and accrued expenses	(566)	(375)
Operating lease liabilities	(254)	(234)
Net Cash Used In Operating Activities	(15,814)	(15,359)

Cash Flows Used In Investing Activities:
Purchase of property and equipment	(133)	(8)
Net Cash Used In Investing Activities	(133)	(8)

Cash Flows From Financing Activities:
Payments on note payable	-	(343)
Payments on finance leases	(63)	(58)
Sales of shares of common stock and pre-funded warrants, net of costs	-	54,705
Sales of shares of common stock, net of costs	34,477	-
Proceeds from exercise of stock options	6	6
Proceeds from exercise of pre-funded warrants	-	37
Net Cash Provided By Financing Activities	34,420	54,347

Net change in cash, cash equivalents, and restricted cash	18,473	38,980
Cash, cash equivalents, and restricted cash at beginning of period	63,999	9,693
Cash, cash equivalents, and restricted cash at end of period	$82,472	$48,673

Supplemental disclosure of cash flow information:
Cash paid for interest on note payable	$-	$7
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash flow information:
Deemed dividend for warrant down-round protection provision	$-	$1

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Nature of Business - Actinium Pharmaceuticals, Inc. (the “Company”, “Actinium”, or “We”) is a clinical-stage, biopharmaceutical company applying its proprietary platform technology and deep understanding of radiobiology to the development of novel targeted therapies known as ARCs or Antibody Radiation-Conjugates. Radiation is an effective therapeutic modality that is used in the treatment of over fifty percent of all cancer patients and often combined with chemotherapy and immunotherapy for greater therapeutic effect. ARCs combine the cell-killing ability of a radioisotope payload with a targeting agent, such as a monoclonal antibody, or mAb, to deliver radiation inside the body to specific cells, to potentially generate greater efficacy and less toxicity. ARCs usage is broader than externally delivered radiation as they can be used for both solid tumors and blood cancers. Blood or hematologic cancers are highly sensitive to radiation and our clinical pipeline is focused on ARCs targeting the antigens CD45 and CD33, both of which are expressed in multiple hematologic cancers. The Company’s clinical programs are focused on two primary areas: targeted conditioning prior to bone marrow transplant, adoptive cell or gene therapies and therapeutics, in combination with other therapeutic modalities. The Company’s product development strategy is actively informed by clinical data with its ARCs in approximately 600 patients, including the pivotal Phase 3 SIERRA trial for the Company’s lead asset Iomab-B, which completed enrollment of 150 patients in September 2021. The clinical pipeline has emanated from its Antibody Warhead Enabling (“AWE”) technology platform, which is protected by over 160 issued patents and pending patent applications, trade secrets and know-how and is being utilized in a collaborative research partnership with Astellas Pharma, Inc., (“Astellas”). The AWE technology platform is also being used to advance Actinium’s research objectives focused on developing next-generation targeted radiotherapies.

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

Impact of COVID–19 Pandemic on Financial Statements - The global health crisis caused by the novel coronavirus (“COVID-19”) pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, the Delta variant of COVID-19, which appears to be the most transmissible variant to date, has spread globally. The full impact of the Delta variant cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and the response by governmental bodies and regulators.

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

The following is a summary of cash, cash equivalents and restricted cash at September 30, 2021 and December 31, 2020:

(in thousands)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$82,032	$63,560
Restricted cash – current	48	48
Restricted cash – long-term	392	391
Cash, cash equivalents and restricted cash	$82,472	$63,999

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

Grant Revenue – The Company has a grant from a government-sponsored entity for research and development related activities that provide for payments for reimbursed costs, which includes overhead and general and administrative costs as well as an administrative fee. The Company recognizes revenue from grants as it performs services under this arrangement. Associated expenses are recognized when incurred as research and development expense. Revenue and related expenses are presented gross in the consolidated statements of operations.

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

Net Loss Per Common Share - Basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the reporting period. For periods of net income, and when the effects are not anti-dilutive, diluted earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of shares outstanding plus the impact of all potential dilutive common shares, consisting primarily of common shares underlying common stock options and warrants using the treasury stock method. The Company issued pre-funded warrants in April 2020 and June 2020 that were considered outstanding shares for the purposes of calculating net loss per common share for the three months and nine months ended September 30, 2020, see Note 5 for additional information. As of December 31, 2020, all of the pre-funded warrants were exercised and there were no pre-funded warrants outstanding during the nine months ended September 30, 2021.

For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive. For the three months and nine months ended September 30, 2021 and 2020, the Company’s potentially dilutive shares, which include outstanding common stock options and warrants have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive. As of September 30, 2021 and 2020, outstanding options and warrants are as follows:

(in thousands)	September 30, 2021	September 30, 2020
Options	1,426	750
Warrants	2,114	2,113
Total	3,540	2,863

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

On June 15, 2012, the Company entered into a license and sponsored research agreement with Fred Hutchinson Cancer Research Center (“FHCRC”) to build upon previous and ongoing clinical trials with BC8 (licensed antibody), currently known as apamistamab. FHCRC has completed both a Phase 1 and Phase 2 clinical trial with apamistamab. The Company has been granted exclusive rights to the apamistamab antibody and related master cell bank developed by FHCRC. A milestone payment of $1 million will be due to FHCRC upon FDA approval of the first drug utilizing the licensed apamistamab antibody. Upon commercial sale of the drug, royalty payments of 2% of net sales will be due to FHCRC.

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

At September 30, 2021, the Company has an operating lease for corporate office space and two finance leases for office equipment and furniture located in the corporate office space. In addition, the Company has auxiliary corporate office space that it rents on a month-to-month basis; this rental is accounted for as an operating lease with the same term as the Company’s main office in the same building.

The components of lease expense are as follows:

	Three months ended		Nine months ended
(in thousands)	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating lease expense	$93	$93	$279	$279

Finance lease cost
Amortization of right-to-use assets	$20	$20	$61	$61
Interest on lease liabilities	$2	$4	$7	$12
Total finance lease cost	$22	$24	$68	$73

Supplemental cash flow information related to leases are as follows:

Cash flow information:

	Nine months ended
(in thousands)	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow use from operating leases	$282	$281
Operating cash flow use from finance leases	$7	$12
Financing cash flow use from finance leases	$63	$58

Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$83
Finance Leases	$-	$-

Weighted average remaining lease terms are as follows at September 30, 2021:

Weighted average remaining lease term:
Operating leases	1.0 year
Finance Leases	0.9 year

As the rate implicit in the leases was not readily determinable, the Company used its incremental borrowing rate based on the information available in determining the present value of lease payments. The Company’s incremental borrowing rate was based on the term of the lease, the economic environment of the lease and reflect the rate the Company would have had to pay to borrow on a secured basis. Below is information on the weighted average discount rates used at the time that the leases were evaluated:

Weighted average discount rates:
Operating leases	8%
Finance Leases	8%

Maturities of lease liabilities are as follows:

(in thousands)
Year ending December 31,	Operating Leases	Finance Leases
2021 (excluding nine months ended September 30, 2021)	$94	$24
2022	252	64
2023	-	4
Total lease payments	$346	$92
Less imputed interest	(13)	(4)
Present value of lease liabilities	$333	$88

Note 4 - Other revenue

The Company has a grant from a government-sponsored entity for research and development related activities that provide for payments for reimbursed costs, which includes overhead and general and administrative costs as well as an administrative fee. The Company recognizes revenue from grants as it performs services under this arrangement. Associated expenses are recognized when incurred as research and development expense. Revenue of $0.2 million was recognized during the three and nine months ended September 30, 2021.

The Company determined that certain collaborations with a third-party are within the scope of ASC 606. The collaboration agreement is made up of multiple modules related to various research activities. The Company identified a single performance obligation to provide research services within each module for which the Company receives monetary consideration. The third-party can choose to proceed with each module or can terminate the agreement at any time. The Company recognizes revenue for each module on a straight-line basis over the expected module period. Revenue for succeeding modules is not recognized until all contingencies are resolved, inclusive of the third-party’s ability to terminate the module. The consideration is recognized to revenue over each module and revenue recognized during the nine months ended September 30, 2021 was $0.9 million.

Note 5 - Equity

In August 2020, the Company entered into the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC (“JonesTrading”), pursuant to which the Company may sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of its common stock. Shares of common stock are offered pursuant to the Company’s shelf registration statement on Form S-3 filed with the SEC on August 7, 2020. As of December 31, 2020, the Company had sold 2.1 million shares of common stock, resulting in gross proceeds of $22.6 million and net proceeds of $21.7 million. For the nine months ended September 30, 2021, the Company sold 4.5 million shares of common stock, resulting in gross proceeds of $35.6 million and net proceeds of $34.5 million.

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

During the nine months ended September 30, 2020, holders of 0.2 million pre-funded June 2020 warrants exercised their warrants at $0.003 per share and received 0.2 million shares of common stock.

Stock Options

The following is a summary of stock option activity for the nine months ended September 30, 2021:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2021	815	$21.53	8.51	$120
Granted	880	6.43
Exercised	(1)	6.69
Cancelled	(268)	19.65
Outstanding, September 30, 2021	1,426	12.57	8.55	2,207
Exercisable, September 30, 2021	337	29.19	5.38	134

During the nine months ended September 30, 2021, the Company granted employees options to purchase 880 thousand shares of the Company’s common stock with an exercise price ranging from $6.02 to $9.25 per share, a term of 10 years, and a vesting period of 4 years. The options have an aggregated fair value of $3.9 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate range from 0.65% to 1.07% (2) expected life of 6 years, (3) expected volatility range from 79.8% to 85.1%, and (4) no expected dividends. During the nine months ended September 30, 2021, options to purchase 1 thousand shares were exercised and options to purchase 268 thousand shares were cancelled upon the termination of employment for several employees.

The fair values of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at September 30, 2021 was $5.4 million related to unvested options, which is expected to be expensed over a weighted average of 3.5 years. During the nine months ended September 30, 2021 and 2020, the Company recorded compensation expense related to stock options of $1.0 million and $0.8 million, respectively.

Pre-funded Warrants

As part of the April 2020 offering and the June 2020 offering, the Company issued pre-funded warrants. Each pre-funded warrant had an exercise price of $0.003 per share and was exercisable immediately upon issuance. Management determined that the pre-funded warrants were freestanding instruments and that the pre-funded warrants should be classified as permanent equity. As of December 31, 2020, all of the pre-funded warrants were exercised and there were no pre-funded warrants outstanding during the nine months ended September 30, 2021. As of September 30, 2020, there were 1.8 million pre-funded warrants outstanding.

Warrants

Following is a summary of warrant activity for the nine months ended September 30, 2021:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2021	2,113	$20.55	2.76	$362
Granted	1	8.30
Exercised	-	-
Cancelled/Expired	-	-
Outstanding, September 30, 2021	2,114	$20.54	2.01	$414
Exercisable, September 30, 2021	2,112	$20.55	2.01	$414

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

Description of Business

Actinium Pharmaceuticals, Inc. is a clinical-stage, biopharmaceutical company applying its proprietary platform technology and deep understanding of radiobiology to the development of novel targeted therapies known as Antibody Radiation-Conjugates (“ARCs”). ARCs combine the cell-killing ability of radiation via a radioisotope payload with a targeting agent, such as a monoclonal antibody, to deliver radiation in a precise manner inside the body to specific, targeted cells, to potentially achieve greater efficacy with lower toxicity than with external beam radiation. ARCs enable a broader usage of radiation than external beam radiation as they can be used in the treatment of both solid tumors and blood cancers. Blood or hematologic cancers are known to be highly sensitive to radiation. Our clinical pipeline is focused on ARCs targeting the antigens CD45 and CD33, both of which are expressed in multiple hematologic cancers. Our clinical programs are focused on two primary areas: (1) targeted conditioning prior to a bone marrow transplant (“BMT”), adoptive cell therapy (“ACT”) such as CAR-T or gene therapy and (2) ARC therapeutic combinations with other agents. Our product development strategy is actively informed by clinical data with our ARCs in approximately 600 patients, including our ongoing Pivotal Phase 3 SIERRA trial, which completed enrollment of 150 patients in September 2021. Our clinical pipeline has emanated from our Antibody Warhead Enabling (“AWE”) technology platform, which is protected by over 160 issued and pending patents, trade secrets and know-how and is being utilized in a collaborative research partnership with Astellas Pharma, Inc. (“Astellas”). We are also utilizing our AWE technology platform to advance our research objectives focused on developing next-generation targeted radiotherapies. To accelerate development efforts we are undertaking an expansion of our R&D organization and research laboratories to enable us to more effectively leverage our drug development experience to advance candidates to clinical trials.

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

Our lead CD45 targeted conditioning product candidate is Iomab-B, which uses high doses of I-131 to achieve myeloablative conditioning prior to a BMT, is currently being studied in the pivotal Phase 3 Study of Iomab-B in Elderly Relapsed or Refractory AML (“SIERRA”), clinical trial for targeted conditioning prior to an allogeneic BMT for patients with active, relapsed or refractory (“r/r”) Acute Myeloid Leukemia, (“AML”), who are age 55 or older. Enrollment of the planned 150 patients in the SIERRA trial was completed in September 2021. Patients with active, r/r AML are not normally considered eligible for BMT and the SIERRA trial is the only randomized Phase 3 trial to offer BMT as a treatment option for this patient population. The SIERRA trial compares outcomes of patients randomized to receive Iomab-B and a BMT (the “study arm”) to those patients randomized to receive physician’s choice of salvage therapy (the “control arm”). The control arm is also defined as conventional care, as no standard of care exists for this patient population and includes over 20 agents that may be used as single agents or in combination including venetoclax, a targeted Bcl-2 inhibitor, Midostaurin and Sorafenib, targeted FLT3 inhibitors, hypomethylating agents and cytotoxic chemotherapies. Patients who fail to achieve a Complete Remission (“CR”) on the control arm are ineligible to proceed to a BMT, but the trial design permits these patients to “cross over” to receive the study arm treatment if they meet the eligibility criteria. The primary endpoint of the SIERRA trial is durable Complete Remission (“dCR”) of 180 days and the secondary endpoint is Overall Survival (“OS”). When the crossover patients receive Iomab-B and BMT, they have not achieved remission with their salvage therapy and are considered to be failures for the primary endpoint of the study. The SIERRA trial recruited patients at 24 sites in the United States and Canada, which includes many of the leading BMT sites based on volume. If approved, we expect our initial commercial launch would target the leading 50-100 BMT and medical centers that perform the vast majority of BMT’s in the United States. In the European Union (“EU”), we received favorable feedback from the European Medicines Agency (“EMA”) via their scientific advice program that the trial design, primary endpoint and planned statistical analysis from the SIERRA trial are acceptable as the basis for a Marketing Authorization Application, or MAA. Additionally, the EMA commented that it does not anticipate the need for further standalone preclinical toxicology or safety studies. Overall, transplant procedures in the EU are approximately fifty percent higher than in the United States with a similar market dynamic, with a majority of BMT volume being conducted in a concentrated number of leading medical centers. Currently we intend to secure a partner for Iomab-B in the EU.

Data from the first 113 patients enrolled in the SIERRA trial, which represents 75% of the total of 150 patients that were enrolled in the trial, was presented in oral presentations at the American Society of Hematology (“ASH”) Annual Meeting in December 2020 and at the Transplantation & Cellular Therapy (“TCT”) Meetings of the American Society for Transplantation and Cellular Therapy (“ASTCT”) and Center for International Bone & Marrow Transplant Research (“CIBMTR”) in February 2021. It was reported that 100% of patients (49/49) on the study arm that received a therapeutic dose of Iomab-B received a BMT, with a median time to BMT of 30 days, and all patients achieved neutrophil and platelet engraftment in a median time of 18 days despite a high median blast count of 29%. On the control arm, only 18% of patients (10/57) achieved remission after salvage therapy, and then received a BMT with a median time to BMT of 67 days and median blast count of 20%. Of the 82% of patients failing to achieve a CR with conventional care (47/57), 30 patients were eligible to cross over to receive Iomab-B followed by transplant. These patients are considered as having failed the primary endpoint of the study. All crossover patients who received the therapeutic dose of Iomab-B (30/30) received a BMT, with a median time to BMT of 24 days and they achieved engraftment in a median time of 19 days despite high median blast count of 22% at time of crossover. It was also reported that 100-day non-relapse transplant-related mortality (100-day TRM) of the study or Iomab-B arm was only 4% (2/45) of patients that received a BMT compared to 20% of patients (2/10) who received a BMT after salvage therapy on the control arm. The universal engraftment rate and low 100-day TRM rate of the Iomab-B arm resulted in 43 patients potentially evaluable for the primary endpoint compared to 8 patients in the control arm, a greater than five times difference.

Data from SIERRA trial has been accepted for presentation at the American Society of Hematology (ASH) annual meeting in December 2021 where we expect to present interim data from full trial enrollment. Top-line data for the primary endpoint of durable Complete Remission is expected to be presented in mid-2022 (late 2Q/3Q:2022).. We believe topline data from SIERRA will support the submission of a Biologics License Application (“BLA”) with the U.S. Food and Drug Administration (“FDA”), which we expect to file toward the end of 2022.

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

We are studying Iomab-ACT in a clinical collaboration with Memorial Sloan Kettering Cancer Center (“MSKCC”) for targeted conditioning prior to administration of MSKCC’s 19-28z CD19 targeting CAR-T in patients with relapsed or refractory B-cell acute lymphoblastic leukemia (“ALL”) or diffuse large B-cell lymphoma (“DLBCL”). We received grant funding from the National Institute of Health (“NIH”) to fund this trial with MSKCC being a co-recipient on this grant. This is a first of its kind study to use an ARC-based conditioning regimen with CAR-T therapy. The hypothesized rationale for this study is that Iomab-ACT will exert an anti-tumor effect on the chemotherapy-refractory B-ALL cells that are sensitive to radiation resulting in reduced disease burden and simultaneously deplete CD45 expressing immune cells implicated in CAR-T related toxicities, resulting in an optimal homeostatic environment for the CAR-T cells. Results with MSKCC’s 19-28z CD-19 CAR-T in 53 patients with r/r B-ALL published in the New England Journal of Medicine reported complete remissions in 83% (44/53) of patients, which compares favorably to standard chemotherapy regimens that have complete remission rates of 18% - 45% in this patient population. Median event-free survival (EFS) was 6.1 months and median overall survival (OS) was 12.9 months at a median follow up period of 29 months (range 1 – 65 months). There was a 26% (14/53) rate of Grade 3 or greater CRS and a 42% rate of Grade 3 or 4 neurotoxicity reported. The study will evaluate the feasibility of using an ARC-based conditioning regimen with CAR-T therapy and will evaluate safety measures including incidence of CRS and neurotoxicity and efficacy measures including responses and survival outcomes. In March 2021, we announced that patient enrollment was initiated, and the first patient was administered Iomab-ACT followed by their 19-28z CAR-T therapy. We expect proof of concept data from this study in 2022.

In addition, we are working in collaboration with the University of California Davis to utilize Iomab-ACT conditioning with a novel anti-HIV autologous gene therapy. We continue to identify additional gene therapies for which Iomab-ACT can be used for targeted conditioning with the goal of collaborating with multiple academic or industry developers to establish Iomab-ACT as a non-chemotherapy universal targeted conditioning solution.

We are also exploring an Ac-225-based CD45 ARC, as a potential next-generation targeted conditioning agent. Dosimetry results with this Ac-225-based alpha emitting ARC showed selective accumulation in immune cell target organs such as bone marrow, spleen, and liver with the potential for lower exposure to non-target tissues from longer path length beta emitter radioisotopes like Iodine-131 and Lutetium-177 (“Lu-177”). Preclinical data demonstrated that conditioning with this Ac-225-based CD45-targeting agent result in depletion of peripheral immune cells and hematopoietic progenitor cells, thereby enabling engraftment of donor cells. A dose dependent response was observed with low doses depleting white blood cells without affecting hematopoietic progenitor cells, representing a lymphodepletive dose that is relevant for adoptive cell therapies such as CAR-T, while higher doses eliminated peripheral immune cells and hematopoietic progenitor cells, which is applicable to ex vivo gene therapies and BMT.

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

We believe that radiation via an ARC can be synergistic when used in combination with chemotherapy, targeted agents and immunotherapy based on mechanistic rationales supported by our own clinical data, preclinical research and scientific and clinical evidence in the literature. We have prioritized our efforts and resources in favor of combination trials for our CD33 program development strategy rather than single agent trials at this time as we believe Actimab-A can be a backbone therapy in AML when combined with other therapeutic modalities. Our CD33 ARC development program encompasses the following ongoing trials:

Combination Trials:

●	Phase 1 investigator initiated Actimab-A + CLAG-M combination trial with the salvage chemotherapy regimen CLAG-M (cladribine, cytarabine, filgrastim and mitoxantrone) for fit patients age 18 and above with relapsed or refractory AML at the Medical College of Wisconsin (“MCW”). The combination of Actimab-A + CLAG-M is supported by mechanistic rationale for combining inhibitors of DNA replication and/or repair processes such as mitoxantrone, a topoisomerase-II inhibitor, and radiation, as imparted by tumor-targeting of Ac-225 with Actimab-A. Thus far, we have reported preliminary data from dose cohorts one, two and the third and planned final dose cohort of 0.75 µCi/kg of Actimab-A. At the 2020 American Society of Hematology Annual Meeting, it was reported that 100% of patients (3/3) receiving 0.75 µCi/kg of Actimab-A, and CLAG-M achieved a complete remission, which is nearly 85% greater than the 55% remission rate observed in a study of CLAG-M alone conducted at MCW in the same r/r AML patient population. Complete Remission or Complete Remission with Incomplete blood count recovery (“CRi”) were observed in all dose cohorts (0.25, 0.50 and 0.75 µCi/kg) with 67% of patients (10/15) achieving CR or CRi. The 0.25 and 0.50 µCi/kg doses of Actimab-A have been shown to be subtherapeutic as a single agent. Of the 10 patients achieving CR or Cri, 70% achieved negative minimal residual disease (“MRD”) status with no detectable disease via flow cytometry, indicating that these are deep remissions. No dose-limiting toxicities (“DLTs”) were reported in the third dose cohort of 0.75 µCi/kg and therefore maximum tolerable dose (“MTD”) was not reached. As a result, MCW amended the study protocol to allow for continued dose escalation and the trial is now enrolling patients at a dose of 1.0 µCi/kg. Upon completion of this Phase 1 trial, we will work to develop a regulatory and development pathway that can potentially support a registration for the Actimab-A + CLAG-M combination. In addition, the Actimab-A + CLAG-M combination study has provided proof of principle that the addition of subtherapeutic doses of Actimab-A to other AML therapies can lead to well-tolerated regimens with improved responses. In November 2021, we announced that we completed enrollment of the fourth and planned final dose cohort in this Phase 1 dose escalation study and that we will present data from this trial including additional patients from the fourth dose cohort of 1.0 µCi/kg of Actimab-A at ASH in December 2021.

●	Phase 1/2 Actimab-A + Ven combination trial with the BCL-2 inhibitor Venetoclax (“ven”) for fit and unfit patients age 18 and above with relapsed or refractory AML. This multi-center trial is being led by UCLA Medical Center. This combination is supported by mechanistic evidence in preclinical studies using ven-resistant AML tumor cell lines. In these models, we have demonstrated that Actimab-A can deplete Mcl-1 and Bcl-XL, two proteins implicated in mediating resistance to venetoclax, in addition to causing potentially lethal double-stranded DNA breaks in these CD33 expressing cells. Furthermore, in vivo studies in animal models of ven-resistant AML demonstrated robust tumor regression and improved survival in cohorts receiving the Actimab-A ven combination compared to ven alone. The rationale for this clinical study is that the addition of Actimab-A will; 1) have a direct anti-tumor effect via double-stranded DNA breaks and 2) deplete Mcl-1 and BCL-XL making the AML cells more susceptible to ven. At the 2020 ASH annual meeting, data from the first dose cohort of 0.50 µCi/kg Actimab-A in combination with ven were presented. There was a 67% overall response rate (2/3 patients), including one CR and one partial response (“PR”) with blast count reduction of 50%. All 3 patients were poor risk with adverse cytogenetics and each patient had an additional high-risk marker (FLT3-ITD+, antecedent JAK2+ myelofibrosis, or TP53 mutation). The patient achieving a CR was in second relapse and a TP53 mutation as well as multiple other high-risk markers. The trial is now active and recruiting at 4 trial sites in dose escalation cohorts. We will present data from additional dose cohorts of 0.75 and 1.0 µCi/kg of Actimab-A from the Phase 1 portion of this novel combination study at ASH in December 2021.

In addition to these active trials, we actively seek and evaluate additional modalities and agents that can be the basis for Actimab-A therapeutic combinations such as the CD47 combinations we announced in October 2021 to leverage our clinical experience, supply chain and AWE technology platform.

CD47 Based ARC Combinations in Solid Tumors and Blood Cancers

CD47 is a macrophage checkpoint that is upregulated in multiple cancers including blood cancers such as AML and MDS as well as solid tumors. CD47 acts as a “don’t eat me” signal on cancer cells to suppress phagocytosis and evade detection and destruction by the immune system. It has become an immunotherapy target of significant interest with multiple biopharmaceutical companies actively developing CD47 targeting agents across a wide range of oncology and hematology indications. CD47 targeting agents have shown limited efficacy as single agent monotherapies in AML/MDS or solid tumors, which has led to combinations such as with hypomethylating agents in AML/MDS. We hypothesized that targeted radiotherapy via ARCs could synergize with CD47 targeting agents via the direct cytotoxic and immunogenic effect of ARCs without overlapping toxicities. To explore this synergy and the potential to improve patient outcomes and we have initiated a program in AML with our Actimab-A ARC, consistent with our strategy to establish Actimab-A a backbone AML therapy, and in solid tumors with a HER-2 targeting ARC, which emanated from our AWE technology platform. To our knowledge, these are the first and only ARC-based targeted radiotherapy combinations with CD47 immunotherapy. Data from these novel combinations were presented at the 36th Annual Meeting of the Society for Immunotherapy for Cancer.

The most advanced CD47 development programs are being studied in patients with AML and MDS. Leveraging our clinical experience with Actimab-A in these indications we have begun studying Actimab-A with the anti-CD47 antibody immunotherapy magrolimab, which is owned by Gilead Sciences, Inc., in preclinical models of AML. In preclinical models, it was shown that in multiple AML cell lines, the combination of Actimab-A with magrolimab led to increased phagocytosis of AML cells compared to magrolimab alone. Our studies also demonstrated that AML cell lines exposed to Actimab-A had an upregulation of calreticulin, which is a pro-phagocytic or “eat me” signal, which we hypothesize makes Actimab-A potentially synergistic with magrolimab and other anti-CD47 antibodies. The Actimab-A and magrolimab combination showed a significant increase in survival compared to Actimab-A alone in a disseminated AML animal tumor model. We intend to continue to study preclinically this combination with the goal of advancing to human clinical trials.

In addition, we are studying an anti-HER2 ARC using the antibody Trastuzumab with either Ac-225 or Lu-177 radioisotopes, which was developed using our AWE technology platform, in combination with magrolimab in solid tumor preclinical models. Anti-CD47 monotherapies have not shown meaningful responses in clinical studies of solid tumors. We hypothesized that an ARC would upregulate calreticulin, a pro-phagocytic “eat me” signal that when combined with an anti-CD47 blockade therapy would enhance antitumor activity. Data from this combination was presented at the 36th Annual Meeting of the Society for Immunotherapy for Cancer. In vitro studies showed that HER2 ARC immunogenicity, determined by binding to HER2 expressing cells, remained intact after radiolabeling with Ac-225 or Lu-177. In multiple cells lines HER2-ARCs increased cell surface calreticulin and the combination with magrolimab increased phagocytosis. The combination of the Ac-225 or Lu-117 HER2-ARCs with magrolimab slowed tumor growth in animal models of solid tumors compared to either the HER2 ARC or magrolimab as single agents. We are continuing to evaluate this combination in additional tumor models, and we intend to continue to study this combination with the goal of advancing to human clinical trials.

Antibody Warhead Enabling Technology Platform

Our proprietary AWE technology platform is supported by intellectual property, know-how and trade secrets that cover the generation, development, methods of use and manufacture of ARCs and certain of their components. Our AWE technology patent portfolio presently includes 38 patent families comprised of 168 issued patents and pending patent applications, of which 8 are issued and 31 are pending in the United States, and 131 are issued or pending internationally. The effective life of the patents in our portfolio range from expirations between 2021 and 2040. Our technology enables the direct labeling, or conjugation and labeling, of a biomolecular targeting agent to a radionuclide warhead and its development and use as a therapeutic regimen for the treatment of diseases such as cancer. Our AWE intellectual property covers various methods of use for ARCs in multiple diseases, including indication, dose and scheduling, radionuclide warhead, and therapeutic combinations. We have particular expertise in the area of ARCs utilizing the alpha emitting isotope Ac-225 including clinical experience in treating approximately 150 patients with our alpha-emitter ARCs, “gold standard” linker technology and 5 issued patents in the United States and 49 patents internationally related to the manufacturing or Ac-225 in a cyclotron, which we believe has the potential to produce higher quantities of Ac-225 than currently utilized methods.

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

Our AWE technology platform is being utilized in our ongoing research collaboration with Astellas to arm select targeting agents owned by Astellas with the alpha-emitting radioisotope Ac-225 for the development of theranostics for solid tumor indications, which combine the ability of radioisotopes to be used for both diagnostic and therapeutic purposes.

Recent Developments

Impact of COVID–19 Pandemic

The global health crisis caused by the novel coronavirus COVID-19 pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, the Delta variant of COVID-19, which appears to be the most transmissible variant to date, has spread globally. The full impact of the Delta variant cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and the response by governmental bodies and regulators. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business.

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

The Phase 3 SIERRA trial for our lead program, Iomab-B, remained active at a majority of our clinical trial sites, with investigators providing feedback that recruitment and enrollment would remain active because of the acute nature of the disease, the high unmet needs of patients with relapsed or refractory AML, the potentially curative nature of BMT and the differentiated profile of Iomab-B. Certain Phase 3 SIERRA trial sites that had not been actively enrolling due to COVID-19 at the initial outbreak of the pandemic resumed recruitment and enrollment in mid-2020, and we completed patient recruitment in September 2021. We also believe our earlier stage CD33 clinical trials will continue to recruit and enroll patients given the acute nature of relapsed or refractory AML. The continuation of the pandemic could adversely affect our planned clinical trial operations, including our ability to conduct the trials on the expected timelines and recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if their geography is impacted by the pandemic. Further, the continuation and/or resurgence of the COVID-19 pandemic could result in delays in our clinical trials due to prioritization of hospital resources toward the pandemic, restrictions in travel, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the pandemic may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us.

Additionally, COVID-19 may result in delays in receiving approvals from local and foreign regulatory authorities, delays in necessary interactions with IRB’s or Institutional Review Boards, local and foreign regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees.

To date, COVID-19 has not had a financial impact on our company. We continue to monitor the impacts of COVID-19 on the global economy and on our business operations. Although we expect that vaccinations for COVID-19 will continue to improve conditions, the ultimate impact from COVID-19 on our business operations and financial results during 2021 will depend on, among other things, the ultimate severity and scope of the pandemic, including the new variants of the virus, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and whether, and the speed with which the economy recovers. We are not able to fully quantify the impact that these factors will have on our financial results during 2021 and beyond.

Results of Operations – Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Three Months Ended September 30,
(in thousands)	2021	2020
Revenue:
Revenue	$-	$-
Other revenue	233	-
Total revenue	233	-

Operating expenses:
Research and development, net of reimbursements	4,708	3,788
General and administrative	1,994	1,825
Total operating expenses	6,702	5,613

Other income:
Interest income – net	46	73
Total other income	46	73

Net loss	$(6,423)	$(5,540)

Revenue

We recorded no commercial revenue for the three months ended September 30, 2021 and September 30, 2020.

Other revenue

The National Institutes of Health awarded us a Small Business Technology Transfer cost reimbursable grant to support a clinical collaboration with Memorial Sloan Kettering Cancer Center, or MSK, to study Iomab-ACT, our CD45-targeting Antibody Radio-Conjugate, for targeted conditioning to achieve lymphodepletion prior to administration of a CD19-targeted CAR T-cell therapy developed at MSK. We recognized revenue of $0.2 million from this grant during the three months ended September 30, 2021.

Research and development expense

Research and development expenses increased $0.9 million to $4.7 million for the three months ended September 30, 2021 compared to $3.8 million for the three months ended September 30, 2020. The increase was primarily due to higher expenses from our CD45 program, our research activities at our new laboratory space and our government grant program, mostly offset by lower expenses on our CD33 program.

General and administrative expense

General and administrative expenses of $2.0 million for the three months ended September 30, 2021 increased $0.2 million compared to $1.8 million for the three months ended September 30, 2020, primarily attributable to higher professional fees.

Other income

Other income is comprised of net interest income in both reporting periods. The amount for the three months ended September 30, 2021 of $46 thousand decreased from $73 thousand for the three months ended September 30, 2020 due to a lower average interest rate.

Net loss

Net loss of $6.4 million for the three months ended September 30, 2021 increased by $0.9 million from $5.5 million for the three months ended September 30, 2020, primarily due to higher research and development expenses and higher general and administrative expenses, partially offset by other revenue.

Results of Operations – Nine months Ended September 30, 2021 Compared to Nine months Ended September 30, 2020

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Nine months Ended September 30,
(in thousands)	2021	2020
Revenue:
Revenue	$-	$-
Other revenue	1,121	-
Total revenue	1,121	-

Operating expenses:
Research and development, net of reimbursements	12,615	11,446
General and administrative	5,422	4,512
Total operating expenses	18,037	15,958

Other income:
Interest income – net	152	123
Total other income	152	123

Net loss	$(16,764)	$(15,835)

Revenue

We recorded no commercial revenue for the nine months ended September 30, 2021 and September 30, 2020.

Other revenue

In addition to the recognized revenue of $0.2 million from our grant with the National Institute of Health, we determined that certain collaborations with a third-party are within the scope of ASC 606. The collaboration agreement is made up of multiple modules related to various research activities. While the third party has the option to terminate the agreement at the conclusion of any module, we identified a single performance obligation to provide research services within each module for which we receive monetary consideration. We recognized revenue during the nine months ended September 30, 2021 of $0.9 million from these collaborations.

Research and development expense

Research and development expenses increased $1.2 million to $12.6 million for the nine months ended September 30, 2021 compared to $11.4 million for the nine months ended September 30, 2020. The increase was primarily due to higher compensation expense resulting from the hiring of additional employees and expenses related to our research activities at our laboratory space and government grant program, mostly offset by lower expenses on our CD33 program.

General and administrative expense

General and administrative expenses of $5.4 million for the nine months ended September 30, 2021 increased $0.9 million compared to $4.5 million for the nine months ended September 30, 2020, primarily attributable to higher professional fees.

Other income

Other income is comprised of net interest income in both reporting periods. The amount for the nine months ended September 30, 2021 of $152 thousand increased from $123 thousand for the nine months ended September 30, 2020, as a higher average balance of cash and cash equivalents offset a lower average interest rate.

Net loss

Net loss of $16.8 million for the nine months ended September 30, 2021 increased $1.0 million from $15.8 million in the prior-year comparison period, primarily due to higher research and development expenses and higher general and administrative expenses being partially offset by other revenue.

Liquidity and Capital Resources

We have financed our operations primarily through sales of shares of our common stock and warrants. The following tables sets forth selected cash flow information for the periods indicated:

	For the Nine months Ended September 30,
(in thousands)	2021	2020
Cash used in operating activities	$(15,814)	$(15,359)
Cash used in investing activities	(133)	(8)
Cash provided by financing activities	34,420	54,347
Net change in cash, cash equivalents and restricted cash	$18,473	$38,980

Net cash used in operating activities for the nine months ended September 30, 2021 of $15.8 million increased by $0.4 million from $15.4 million in the prior-year period, primarily due to the increased spending on our research activities and professional fees.

Net cash used in investing activities for the nine months ended September 30, 2021 of $133 thousand was primarily due to the purchase of equipment for our laboratory space.

Net cash provided by financing activities for the nine months ended September 30, 2021 was $34.4 million, primarily from the sale of shares of our common stock. In August 2020 we entered into the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of our common stock. Shares of common stock are offered pursuant to our shelf registration statement on Form S-3 filed with the United States Securities and Exchange Commission, or SEC, on August 7, 2020. As of December 31, 2020, we had sold 2.1 million shares of common stock, resulting in gross proceeds of $22.6 million and net proceeds of $21.7 million. For the nine months ended September 30, 2021, we sold 4.5 million shares of common stock, resulting in gross proceeds of $35.6 million and net proceeds of $34.5 million.

During the nine months ended September 30, 2020, net cash provided by financing activities was $54.3 million, including sale of shares of our common stock and pre-funded warrants. On April 24, 2020, we issued and sold 4.3 million shares of common stock and pre-funded warrants to purchase 2.8 million shares of common stock. The price to the public for each share of common stock sold in the offering was $4.50, and the price to the public for each pre-funded warrant sold in the offering was $4.497. The pre-funded warrants were exercisable at an exercise price of $0.003 per share. Gross proceeds from this offering were $31.6 million, before deducting underwriting discounts and commissions and other offering expenses payable by us. Net proceeds from the offering were approximately $29.1 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not currently exposed to significant market risk related to changes in interest rates. As of September 30, 2021, our cash equivalents consisted primarily of short-term money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the nine months ended September 30, 2021 and 2020.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of September 30, 2021, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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

We are not profitable and have incurred losses in each period since our inception. As of September 30, 2021 and December 31, 2020, we had an accumulated deficit of $247.7 million and $231.0 million, respectively. We reported a net loss of $16.8 million for the nine months ended September 30, 2021 and $15.8 million for the nine months ended September 30, 2020. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, which would have an adverse effect on our business prospects, financial condition and results of operation.

If we fail to obtain additional financing, we will be unable to continue or complete our product development and you will likely lose your entire investment.

In August 2020, we entered into the Capital on Demand™ Sales Agreement with JonesTrading, pursuant to which we may sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of our common stock. Shares of common stock are offered pursuant to our shelf registration statement filed with the SEC on August 7, 2020. For the nine months ended September 30, 2021, we sold 4.5 million shares of common stock, resulting in net proceeds of $34.5 million. As of the date of filing this report, we expect that our existing resources will be more than sufficient to fund our planned operations for more than 12 months following the date of this report.

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

Iomab-B, which we licensed from the Fred Hutchinson Cancer Research Center (“FHCRC”) in June 2012 is our lead program to which we allocate a significant portion of our resources. In September 2021, we completed patient enrollment in the pivotal Phase 3 SIERRA trial (Study of Iomab-B in Elderly Relapsed or Refractory AML), a 150-patient multi-center randomized trial that will compare outcomes of patients who receive Iomab-B and a BMT to those patients receiving physician’s choice of salvage chemotherapy, defined as conventional care, as no standard of care exists for this patient population. The SIERRA trial may be unsuccessful and fail to demonstrate a safety and efficacy profile that is necessary to receive favorable regulatory approval. The DMC may recommend that the trial be stopped early for safety or efficacy concerns, which could prevent us from completing the SIERRA trial. Even if Iomab-B receives favorable regulatory approval, we may not be successful in securing adequate reimbursement or establishing successful commercial operations. Any or all of these factors could have a material adverse impact on our business and ability to continue operations.

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

The global health crisis caused by the novel coronavirus COVID-19 pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition,the Delta variant of COVID-19, which appears to be the most transmissible variant to date, has spread globally. The full impact of the Delta variant cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Delta variant and the response by governmental bodies and regulators. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business.

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

The Phase 3 SIERRA trial for our lead program, Iomab-B, remained active at a majority of our clinical trial sites, with investigators providing feedback that recruitment and enrollment would remain active because of the acute nature of the disease, the high unmet needs of patients with relapsed or refractory AML, the potentially curative nature of BMT and the differentiated profile of Iomab-B. Certain sites that had not been actively enrolling due to COVID-19 at the initial outbreak of the pandemic resumed recruitment and enrollment in mid-2020, and we were able to complete patient enrollment in September 2021. We believe our earlier stage CD33 clinical trials will continue to recruit and enroll patients given the acute nature of relapsed or refractory AML. The continuation of the pandemic globally could adversely affect our planned clinical trial operations, including our ability to conduct the trials on the expected timelines and recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if their geography is impacted by the pandemic. Further, the continuation and/or resurgence of the COVID-19 pandemic could result in delays in our clinical trials due to prioritization of hospital resources toward the pandemic, restrictions in travel, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the pandemic may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us.

Additionally, COVID-19 may result in delays in receiving approvals from domestic and foreign regulatory authorities, delays in necessary interactions with Institutional Review Boards (“IRBs”), domestic and foreign regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees.

We continue to monitor the impacts of COVID-19 on the global economy and on our business operations. However, the ultimate impact from COVID-19 on our business operations and financial results during 2021 will depend on, among other things, the ultimate severity and scope of the pandemic, including the new variants of the virus, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and whether, and the speed with which the economy recovers. We are not able to fully quantify the impact that these factors will have on our financial results during 2021 and beyond, but developments related to COVID-19 may materially affect us in 2021 and beyond.

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

In December 2015, the FDA cleared our IND filing for Iomab-B (for acute myeloid leukemia or AML), and we are currently enrolling patients in a randomized, controlled, pivotal Phase 3 clinical trial under such IND to study Iomab-B in patients 55 years of age or older with relapsed or refractory AML. Assuming the Phase 3 trial meets its endpoints and there are no unexpected issues or delays, it will form the basis for a BLA in the reasonably near future for Iomab-B for use in preparing and conditioning AML patients for BMTs. Additionally, there are physician IND trials at the FHCRC that have been conducted or are currently ongoing at FHCRC with Iomab-B (for other target indications) and the BC8 antibody we licensed. And, we have multiple Phase 1 and Phase 2 clinical trials ongoing and others that we have planned but not-yet commenced, for our other drug candidates under our own sponsorship and multiple investigator-initiated trials ongoing. Except for Iomab-B (for patients with AML), we expect that the clinical trials we need to conduct to be in a position to submit BLAs for our product candidates currently in-development will take, at least, several years to complete. Moreover, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Also, the results of early preclinical and clinical testing may not be predictive of the results of subsequent clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. In addition, preclinical and clinical data are often susceptible to multiple interpretations and analyses. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have, nonetheless, failed to obtain marketing approval of their products. Success in preclinical testing and early clinical trials does not ensure that later clinical trials, which involve many more subjects, and the results of later clinical trials may not replicate the results of prior clinical trials and preclinical testing. Any failure or substantial delay in our product development plans may have a material adverse effect on our business.

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

In June 2012, we acquired rights to apamistamab (BC8), a clinical stage monoclonal antibody with safety and efficacy data in more than 300 patients that we utilize in Iomab-B and Iomab-ACT. Iomab-B is our product candidate that links I-131 to the apamistamab antibody that is being studied in the Phase 3 pivotal SIERRA trial, which completed patient enrollment in September 2021. Product candidates utilizing this antibody would require BLA approval before they can be marketed in the United States. We are also evaluating Iomab-ACT, a lower dose of I-131 with apamistamab for lymphodepletion prior to CAR-T or adoptive cell therapy. We are currently evaluating clinical trials that would use our construct for lymphodepletion. Our lintuzumab-Ac-225 product candidate is also being studied in several Phase 1 trials under our sponsorship and investigator-initiated trials in patients with AML and has been studied in other hematologic malignancies. Product candidates utilizing the lintuzumab antibody would require BLA approval before they can be marketed in the United States. We are in the early stages of evaluating other product candidates consisting of conjugates of Ac-225 with human or humanized antibodies for pre-clinical and clinical development in other types of cancer. The FDA may not approve these products for the indications that are necessary or desirable for successful commercialization. The FDA or comparable foreign regulatory authorities may fail to approve any BLA or other regulatory filing we submit for new product candidates or for new intended uses or indications for approved products or future product candidates. Failure to obtain FDA approval for our products in the proposed indications would have a material adverse effect on our business prospects, financial condition and results of operations.

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

The key patents related to the humanized antibody, lintuzumab, which we use in our CD33 program product candidates have expired. It is generally possible that others may be eventually able to use an antibody with the same sequence, and we will then need to rely on additional patent protection covering alpha particle drug products comprising Ac-225. Our final drug construct consists of the lintuzumab antibody labeled with the isotope Ac-225. We have licensed issued patents that relate to the linker technology we use to conjugate the isotope to the antibody. Further, we own issued and pending patents related to methods for drug conjugation and isotope labeling and for methods of isotope production. In addition, we possess trade secrets and know how related to the manufacturing and use of isotopes. Any competing product based on the lintuzumab antibody is likely to require several years of development before achieving our product candidate’s current status and may be subject to significant regulatory hurdles but such development by others is nevertheless a possibility that could negatively impact our business in the future. We own 2 issued U.S. patents, 1 issued European patent (validated as a national patent in several countries) and 1 issued Japanese patent that relate to the composition of our Iomab-B product candidate. Several patent applications relating to Iomab-B are also pending in the U.S. and internationally. We have and may continue to file patents related to Iomab-B that can provide barriers to entry but there is no certainty that these patents will be granted or such granting thereof will adequately prevent others from seeking to replicate and use the apamistamab (formerly BC8) antibody or the construct. We have pending patents related to radioimmunoconjugate composition, formulation administration, and methods of use in solid or liquid cancers. This matter includes composition, administration, and methods of treatment for our products Actimab-A and Iomab-B. Any competing product based on the antibody used in Iomab-B is likely to require several years of development before achieving our product candidate’s current status and may be subject to significant regulatory hurdles but such development by others is nevertheless a possibility that could negatively impact our business in the future.

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

Actinium-225 is a key component of our CD33 ARC program, AWE platform and other drug candidates that we might consider for development with the Ac-225 payload. There are adequate quantities of Ac-225 available today to meet our current needs via our present supplier, the Department of Energy (“DOE”). The current Ac-225 currently supplied to Actinium’s clinical trials from the DOE is derived from the natural decay of thorium-229 from so-called ‘thorium-cows’ and is able to produce sufficient quantities that are several multiples of the amount of Ac-225 we require to supply our clinical programs through to early commercialization phase. The DOE is also producing Ac-225 from a recently developed alternative route for Ac-225 production via a linear accelerator that is currently being evaluated by Actinium. Initial preclinical and modelling results have indicated that the linear accelerator sourced Ac-225 does not impact labelling efficiency and expected distribution. In accordance with representations made by the DOE, the capacity of Ac-225 from this route is expected to be sufficient to supply all of Actinium’s pipeline and commercial Ac-225 needs and support new program expansion by not just Actinium but also other companies that are developing Ac-225 based products. Additional routes of Ac-225 production are being pursued by the DOE including the generation of new thorium cows and production via a cyclotron. The cyclotron production method for Ac-225 production leverages Actinium’s proprietary technology and know-how and presents an additional path towards production of high-quality Ac-225 that would be able to satisfy commercial needs. In addition, we are aware of at least six other government and non-government entities globally including the U.S., Canada, Russia, Belgium, France and Japan that have, or expect to have ability to supply Ac-225 or equipment for its production within the timeframes relevant to the potential first commercial approval of our Ac-225 ARC.

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

We have obtained orphan drug designation in the United States and European Union for two of our current product candidates and intend to pursue such designation for other candidates and indications in the future, but we may be unable to obtain such designations or to maintain the benefits associated with any orphan drug designations we have received or may receive in the future.

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

ACTINIUM PHARMACEUTICALS, INC.

Date: November 12, 2021	By:	/s/ Sandesh Seth
Sandesh Seth
Chairman and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Steve O’Loughlin
Steve O’Loughlin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)