Form 10-K
period 2021-12-31
Actinium Pharmaceuticals, Inc.
filed 2022-03-25
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Under Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock on the NYSE American on June 30, 2021 was $138,622,140.

As of March 25, 2022, 22,143,974 shares of common stock, $0.001 par value per share, were outstanding.

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

ii

PART I

Item 1. BUSINESS.

Business Overview

Actinium Pharmaceuticals, Inc. is a clinical-stage, biopharmaceutical company applying its proprietary platform technology and deep understanding of radiobiology to the development of novel targeted radiotherapies for patients with unmet needs. Our targeted radiotherapies combine the cell-killing ability of radiation via a radioisotope payload with a targeting agent, such as a monoclonal antibody, to deliver radiation in a precise manner inside the body to specific, targeted cells, to potentially achieve greater efficacy with lower toxicity than with external beam radiation. They also enable a broader usage of radiation than external beam radiation as they can be used in the treatment of both solid tumors and blood cancers, which generally cannot be treated with external radiation given their diffuse nature. Our clinical pipeline is focused on targeting the antigens CD45 and CD33, both of which are expressed in multiple hematologic cancers, which are known to be highly sensitive to radiation. Our clinical programs are focused on two primary areas: (1) targeted conditioning prior to a bone marrow transplant (“BMT”), adoptive cell therapy (“ACT”) such as CAR-T or gene therapy with Iomab-B and (2) targeted radiotherapy combinations with Actimab-A and other therapeutic agents. Our product development strategy is actively informed by clinical data with Iomab-B and Actimab-A in approximately 600 patients, including our ongoing Pivotal Phase 3 SIERRA trial, which completed its targeted enrollment of 150 patients in the third quarter of 2021, with the last patient receiving their BMT in the fourth quarter of 2021. Our clinical pipeline has emanated from our Antibody Warhead Enabling (“AWE”) technology platform, which is protected by over 170 issued and pending patents, trade secrets and know-how that we are applying to the development of targeted radiotherapies for blood and solid tumor indications, independently and with collaborators. Ongoing collaborations include a research partnership with Astellas Pharma, Inc. (“Astellas”) focused on the development of theranostics, which enable the diagnosis and treatment, for solid tumor indications, a collaboration with EpicentRx, Inc, focused on a novel CD47 immunotherapy targeted radiotherapy combination, leveraging EpicentRx’s RRx-01, that is being studied in a Phase 3 trial in non-small cell lung cancer, with our clinical stage Actimab-A in AML models, and a collaboration with AVEO Oncology, focused on developing a HER3 targeting ARC or Antibody Radiation Conjugate for solid tumors leveraging with their clinical stage antibody. We are also utilizing our AWE technology platform to advance our research objectives focused on developing next-generation targeted radiotherapies with our expanded research and development organization and research laboratories leveraging our drug development experience.

Targeted Conditioning

To the best of our knowledge, we are advancing the only multi-target, multi-indication, clinical-stage pipeline for targeted conditioning. Our targeted conditioning agents are intended to potentially enable improved access and outcomes to cell-based therapies with curative potential, including BMT, ACT, and gene therapy Conditioning in the context of BMT, ACT or gene therapy is the act of depleting certain blood and immune-forming cells, including bone marrow stem cells and, in some cases, cancer cells prior to transplanting new cells into a patient. Currently, conditioning is accomplished using a combination of cytotoxic chemotherapeutic agents and external radiation. These non-targeted conditioning regimens are highly toxic and may prevent a patient from receiving a potentially curative therapy and hinder outcomes. We believe our targeted conditioning agents have the potential to increase patient access and outcomes by way of their ability to selectively deplete targeted cells while sparing normal healthy cells, resulting in potentially lower systemic and off-target toxicities. We use our ARCs both at high isotope dose levels to achieve myeloablation, which fully depletes bone marrow stem cells and at lower isotope dose levels to achieve lymphodepletion, which spares bone marrow stem cells from depletion. In addition, dosing may be titrated downward from myeloablative doses to achieve partial myeloablation, which may be appropriate for certain gene therapy programs.

CD45 Targeted Conditioning Program

Iomab-B (I-131 apamistamab), our lead candidate and targeted conditioning agent is comprised of the anti-CD45 monoclonal antibody known as apamistamab (formerly BC8) and the radioisotope Iodine-131 (“I-131”). CD45 is an antigen expressed on leukemia, lymphoma and myeloma cancer cells, as well as nucleated immune cells including bone marrow stem cells, but is not expressed outside of the hematopoietic, or blood forming, system. This unique expression on blood cancer and immune cells enables simultaneous depletion of both cell types, making CD45 an optimal antigen for targeted conditioning applications. CD45 is a cell surface antigen with an average expression of 200,000 copies per cell, however, it only internalizes at a rate of 10-15%. We believe our ARC approach is the most effective method to target CD45 positive cells, as the radioisotope payload linear energy transfer can readily ablate a targeted cell without requiring payload internalization like an antibody drug conjugate or without relying on biological effector function processes like a naked antibody. Furthermore, since CD45 expression level varies from low to high antigen density as the immune cells become more terminally differentiated, we can selectively condition depending on the therapeutic application, from full myeloablation to transient lymphodepletion, by adjusting the dose or intensity of the I-131 isotope payload. Full myeloablation can be achieved with high doses of I-131, as its energy pathlength and crossfire effect can penetrate into bone marrow niches to target and deplete blood and immune system forming bone marrow stem cells. Myeloablation is applicable to autologous or allogeneic BMT and to autologous gene-edited or modified therapies that can reconstitute a patient’s blood and immune systems. Alternatively, low doses of I-131 can be transiently lymphodepleting and spare a patient’s bone marrow stem cells, which we believe is ideal for ACT applications such as CAR-T. We intend to develop our CD45 targeted conditioning program for BMT, ACT and gene therapy applications for malignant and non-malignant diseases and believe that multiple radioisotopes beyond I-131 may be utilized including alpha and beta emitters.

Iomab-B uses high doses of I-131 to achieve myeloablative conditioning prior to a BMT, is currently being studied in the pivotal Phase 3 Study of Iomab-B in Elderly Relapsed or Refractory AML (“SIERRA”), clinical trial for targeted conditioning prior to an allogeneic BMT for patients with active, relapsed or refractory (“r/r”) Acute Myeloid Leukemia, (“AML”), who are age 55 or older. Enrollment of the planned 150 patients in the SIERRA trial was completed in the third quarter of 2021 with the last patient receiving their BMT in the fourth quarter of 2021. Patients with active, r/r AML are not normally considered eligible for BMT and the SIERRA trial is the only randomized Phase 3 trial to offer BMT as a treatment option for this patient population. The SIERRA trial compares outcomes of patients randomized to receive Iomab-B and a BMT (the “study arm”) to those patients randomized to receive physician’s choice of salvage therapy (the “control arm”). The control arm is also defined as conventional care, as no standard of care exists for this patient population and includes over 20 agents that may be used as single agents or in combination including venetoclax, a targeted Bcl-2 inhibitor, Midostaurin and Sorafenib, targeted FLT3 inhibitors, hypomethylating agents and cytotoxic chemotherapies. Patients who fail to achieve a Complete Remission (“CR”) on the control arm are ineligible to proceed to a BMT, but the trial design permits these patients to “cross over” to receive the study arm treatment if they meet the eligibility criteria. The primary endpoint of the SIERRA trial is durable Complete Remission (“dCR”) of 180 days and the secondary endpoint is Overall Survival (“OS”). When the crossover patients receive Iomab-B and BMT, they have not achieved remission with their salvage therapy and are considered to be failures for the primary endpoint of the study. The SIERRA trial recruited patients at 24 sites in the United States and Canada, which includes many of the leading BMT sites based on volume. If approved, we expect our initial commercial launch would target the leading 50-100 BMT and medical centers that perform the vast majority of BMT’s in the United States. In the European Union (“EU”), we received favorable feedback from the European Medicines Agency (“EMA”) via their scientific advice program that the trial design, primary endpoint and planned statistical analysis from the SIERRA trial are acceptable as the basis for a Marketing Authorization Application, or MAA. Additionally, the EMA commented that it does not anticipate the need for further standalone preclinical toxicology or safety studies. Overall, transplant procedures in the EU are approximately fifty percent higher than in the United States with a similar market dynamic, with a majority of BMT volume being conducted in a concentrated number of leading medical centers. Currently we intend to secure a partner for Iomab-B in the EU.

Data from full patient enrollment in the SIERRA trial (151 patients), was presented at the American Society of Hematology (“ASH”) Annual Meeting in December 2021. The data presented includes rates of BMT access and engraftment, 100-day non-relapse transplant-related mortality (100-day TRM) and adverse events, which has been reported from interim analyses conducted at 25%, 50% 75% and 100% of patient enrollment pursuant to the study protocol. The data presented at ASH highlighted that 100% of patients (59/59) on the study arm that received a therapeutic dose of Iomab-B received a BMT, with a median time to BMT of 30 days, and all patients achieved neutrophil and platelet engraftment in a median time of 18 days despite a high median blast count of 29%. On the control arm, only 17% of patients (13/76) achieved remission after salvage therapy, and then received a BMT with a median time to BMT of 67 days and median blast count of 20%. Of the 83% of patients failing to achieve a CR with conventional care (47/57), 30 patients were eligible to cross over to receive Iomab-B followed by transplant. These patients are considered as having failed the primary endpoint of the study. All crossover patients who received the therapeutic dose of Iomab-B (30/30) received a BMT, with a median time to BMT of 24 days and they achieved engraftment in a median time of 19 days despite high median blast count of 22% at time of crossover. It was also reported that 100-day TRM of the study or Iomab-B arm was 10% (6/59) of patients that received a BMT compared to 15% of patients (2/13) who received a BMT after salvage therapy on the control arm. The universal engraftment rate and low 100-day TRM rate of the Iomab-B arm resulted in 53 patients potentially evaluable for the primary endpoint compared to 11 patients in the control arm, an approximate five times difference. At each of the interim analyses throughout the SIERRA trial, this approximate five times difference has been consistent in favor of the Iomab-B arm as a result of higher rates of BMT engraftment and lower rates of 100-day TRM.

Data from the SIERRA trial has also been accepted for presentation at the upcoming Transplantation & Cellular Therapy (“TCT”) Tandem Meetings of the American Society for Transplantation and Cellular Therapy (“ASTCT”) and Center for International Bone & Marrow Transplant Research (“CIBMTR”), which has been postponed from February to April 2022. At TCT, we expect to present additional data from the SIERRA trial to include patients who have matured for BMT engraftment and 100-day TRM analysis, for which data was not available at time of the submission cutoff for ASH in December of 2021. Top-line data for the primary endpoint of durable Complete Remission is expected to be presented in the third quarter of 2022. We believe topline data from SIERRA will support the submission of a Biologics License Application (“BLA”) with the U.S. Food and Drug Administration (“FDA”), which we expect to file in the first half of 2023.

Our Iomab-ACT program is intended for targeted conditioning prior to ACT or gene therapy and uses the same I-131-apamistamab construct as Iomab-B at varying doses. At lower doses of one-eighth to one-sixth of the myeloablative dose, it is applicable for lymphodepletion prior to CAR-T or certain gene therapy applications where stem cell myeloablation is not necessary. At higher doses it is applicable for gene therapy applications where stem cell myeloablation is necessary.

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

We are studying Iomab-ACT in a clinical collaboration with Memorial Sloan Kettering Cancer Center (“MSKCC”) for targeted conditioning prior to administration of MSKCC’s 19-28z CD19 targeting CAR-T in patients with relapsed or refractory B-cell acute lymphoblastic leukemia (“ALL”) or diffuse large B-cell lymphoma (“DLBCL”). We received grant funding from the National Institute of Health (“NIH”) to fund this trial with MSKCC being a co-recipient on this grant. This is a first of its kind study to use an ARC-based conditioning regimen with CAR-T therapy. The hypothesized rationale for this study is that Iomab-ACT will exert an anti-tumor effect on the chemotherapy-refractory B-ALL cells that are sensitive to radiation resulting in reduced disease burden and simultaneously deplete CD45 expressing immune cells implicated in CAR-T related toxicities, resulting in an optimal homeostatic environment for the CAR-T cells. Results with MSKCC’s 19-28z CD-19 CAR-T in 53 patients with r/r B-ALL published in the New England Journal of Medicine reported complete remissions in 83% (44/53) of patients, which compares favorably to standard chemotherapy regimens that have complete remission rates of 18% - 45% in this patient population. Median event-free survival (EFS) was 6.1 months and median overall survival (OS) was 12.9 months at a median follow up period of 29 months (range 1 – 65 months). There was a 26% (14/53) rate of Grade 3 or greater CRS and a 42% rate of Grade 3 or 4 neurotoxicity reported. The study will evaluate the feasibility of using an ARC-based conditioning regimen with CAR-T therapy and will evaluate safety measures including incidence of CRS and neurotoxicity and efficacy measures including responses and survival outcomes. In March 2021, we announced that patient enrollment was initiated, and the first patient was administered Iomab-ACT followed by their 19-28z CAR-T therapy. We expect proof of concept data from this study in the second half of 2022.

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

CD33 Program: Combinations and Therapeutics

Our CD33 program is evaluating the clinical utility of Actimab-A, comprised of the anti-CD33 mAb lintuzumab linked to the potent alpha-emitting radioisotope Actinium-225 (“Ac-225”). CD33 is expressed in the majority of patients with AML and myelodysplastic syndrome (“MDS”) as well as approximately one-third of patients with multiple myeloma. Ac-225 emits four alpha particles and can kill a cell with one alpha-particle hit, making it one of the most powerful cell-killing agents with no know resistance mechanism to the double strand DNA breaks it can cause. We source Ac-225 from the Department of Energy’s Oak Ridge National Laboratory.

Our CD33 development program is driven by data obtained from nearly one hundred fifty treated patients, including results from a Phase 1/2 trial that studied Actimab-A as a single agent at multiple dose levels in 58 patients with newly diagnosed AML, which was completed in 2018, as well as trials studying Actimab-A in combination with other agents.

We believe that radiation delivered internally via a targeting moiety can be synergistic when used in combination with chemotherapy, targeted agents and immunotherapy based on mechanistic rationales supported by our own clinical data, preclinical research and scientific and clinical evidence in the literature. We have prioritized our efforts and resources in favor of combination trials for our CD33 program development strategy rather than single agent trials at this time as we believe Actimab-A can be a backbone therapy in AML when combined with other therapeutic modalities. Our CD33 development program encompasses the following ongoing trials:

Actimab -A Combination Trials:

Actimab-A + CLAG-M

The combination of Actimab-A with CLAG-M has been studied in a Phase 1 combination trial that was conducted in collaboration with the Medical College of Wisconsin (“MCW”) in patients age 18 and above with r/r AML who are fit for intensive therapy. Patient enrollment was completed in November 2021. CLAG-M (cladribine, cytarabine, filgrastim and mitoxantrone) is a salvage chemotherapy regimen that produced a 55% remission rate in patients with r/r AML in a previous study conducted by MCW that compared outcomes of patients receiving either CLAG-M, MEC or CLAG salvage therapy regimens. Data from the Phase 1 combination trial of Actimab-A + CLAG-M were presented at ASH in December 2021. After completion of dose-escalation in the Phase 1 trial, the recommended Phase 2 dose was determined to be 0.75 µCi/kg of Actimab-A. 3 patients were enrolled in the 0.75 µCi/kg dose cohort, which had a 100% remission rate comprised of 1 complete remission (“CR”) and 2 complete remissions with incomplete platelet recovery (“CRp”), there were no dose limiting toxicities (“DLTs”) or 30-day mortality reported. Overall, a 67% (12/18) overall response rate (“ORR”) was reported across all dose cohorts (0.25 – 1.0 µCi/kg) and remissions were achieved in every dose cohort including the 0.25 and 0.50 µCi/kg doses of Actimab-A, which have been shown to be subtherapeutic as a single agent. In addition, there was a 72% minimal residual disease (“MRD”) negativity rate, which compares favorably to the 39% MRD negativity rate reported by MCW with CLAG-M alone. This study enrolled patients who previously failed Venetoclax, a targeted Bcl-2 inhibitor, and efficacy was similar in patients Venetoclax naïve and those that previously failed Venetoclax, with a 60% response rate in previous Venetoclax failures. We are working to develop a regulatory and development pathway for the Actimab-A CLAG-M combination and will be evaluating potential registration enabling strategies. In addition, we believe this Actimab-A + CLAG-M combination study has provided proof of principle that the addition of Actimab-A to other AML therapies can lead to well-tolerated regimens with improved responses, which supports our Actimab-A backbone therapy in AML strategy.

Actimab-A + Venetoclax

We are also conducting a Phase 1/2 Actimab-A combination trial with the Bcl-2 inhibitor Venetoclax in fit and unfit patients age 18 and above with relapsed or refractory AML. This multi-center trial is being led by UCLA Medical Center. This combination is supported by mechanistic evidence in preclinical studies using Venetoclax -resistant AML tumor cell lines. In these models, we have demonstrated that Actimab-A can deplete Mcl-1 and Bcl-XL, two proteins implicated in mediating resistance to Venetoclax, in addition to causing potentially lethal double-stranded DNA breaks in these CD33 expressing cells. Furthermore, in vivo studies in animal models of Venetoclax-resistant AML demonstrated robust tumor regression and improved survival in cohorts receiving the Actimab-A Venetoclax combination compared to Venetoclax alone. The rationale for this clinical study is that the addition of Actimab-A will; 1) have a direct anti-tumor effect via double-stranded DNA breaks and 2) deplete Mcl-1 and Bcl-XL making the AML cells more susceptible to Venetoclax. Updated data from the Phase 1 dose escalation portion of this study was presented at ASH in December 2021 from three dose cohorts of 0.50, 0.75 and 1.0 µCi/kg of Actimab-A in a total of 12 patients. 50% of patients received Venetoclax therapy prior to enrollment on the Actimab-A combination trial. And 67% of patients had poor risk cytogenetics, of which, 3 had a TP53 mutation, which is associate with poorer response rates and survival outcomes. Of the patients with a TP53 mutation, 67% achieved a remission including a patient that achieved a CR and at the time of data cutoff for ASH, the patient was in follow-up 230 days (~7.5 months). The combination of Actimab-A with Venetoclax was reported to be well-tolerated with no 30-day mortality. The data to date support advancing to the Phase 2 portion of the trial and we expect to provide an update on the development strategy, including consideration of patients with a TP53 mutation, after the Phase 1 dose finding portion of the trial is complete and the recommended Phase 2 dose is determined.

In addition to these ongoing trials, we actively seek and evaluate additional modalities and agents that can be the basis for Actimab-A therapeutic combinations such as the CD47 immunotherapy magrolimab combinations we announced at the Society for Immunotherapy of Cancer in November 2021 to leverage our clinical experience, supply chain and AWE technology platform.

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

In January 2022, we announced a research collaboration with EpicentRx that will evaluate Actimab-A in combination with EpicentRx’s RRx-001in AML. EpicentRx’s RRx-001, currently under investigation in a Phase 3 trial for Small Cell Lung Cancer and in other oncology and non-oncology indications, is a versatile next generation small molecule immunotherapeutic that targets the CD47-SIRPα axis and the NLRP3 inflammasome to alter the tumor microenvironment and optimize immune response. This collaboration will explore the mechanistic synergy of RRx-001’s CD47–SIRPα downregulation with Actinium’s targeted radiotherapy calreticulin upregulation to increase the immune detection and destruction of cancer cells. Preclinical experiments have begun exploring this combination in AML models. We intend to leverage our experience with CD47 targeting agents such as magrolimab in this collaboration. Based on Actimab-A and RRx-001 both being clinical-stage assets, we believe there is a potentially faster pathway to clinical trials with this novel combination, particularly if the preclinical safety and efficacy profile are in line with what was observed with Actimab-A and magrolimab.

Antibody Warhead Enabling Technology Platform

Our proprietary AWE technology platform is supported by intellectual property, know-how and trade secrets that cover the generation, development, methods of use and manufacture of targeted radiotherapies and certain of their components. Our AWE technology patent portfolio presently includes 39 patent families comprised of 173 issued patents and pending patent applications, of which 8 are issued and 30 are pending in the United States, and 135 are issued or pending internationally. The effective lives of the issued patents in our portfolio, or patents that may issue from the pending applications in our portfolio, ranges from expirations between 2024 and 2042. Our technology enables the direct labeling, or conjugation and labeling, of a biomolecular targeting agent to a radionuclide warhead and its development and use as a therapeutic regimen for the treatment of diseases such as cancer. Our AWE intellectual property covers various methods of use in multiple diseases, including indication, dose and scheduling, radionuclide warhead, and therapeutic combinations. We have particular expertise in utilizing the alpha emitting isotope Ac-225 including clinical experience in treating approximately 150 patients with our alpha-emitter-based therapies, “gold standard” linker technology and 5 issued patents in the United States and 49 patents internationally related to the manufacturing or Ac-225 in a cyclotron, which we believe has the potential to produce higher quantities of Ac-225 than currently utilized methods.

In 2021 we have enhanced our research and development capabilities around AWE by securing and staffing research facilities. Our research laboratories are focused on applying our AWE technology platform to the development of radiation conjugates and to execute on research collaborations. Our R&D efforts employ a multidisciplinary approach leveraging our team’s knowledge and experience in cancer cell biology, radiochemistry, radiation sciences, immunology and oncology drug development. We intend to focus on generating targeted radiotherapies using our existing intellectual property, evaluating assets for in-licensing to complement our existing clinical pipeline and securing collaborations and partnerships with biopharmaceutical companies. By adding research and development capabilities to our clinical development and clinical supply chain capabilities, we seek to enable the rapid translation of radiotherapies.

Our AWE technology platform is being utilized in our ongoing research collaboration with Astellas to arm select targeting agents owned by Astellas with the alpha-emitting radioisotope Ac-225 for the development of theranostics for solid tumor indications, which combine the ability of radioisotopes to be used for both diagnostic and therapeutic purposes.

We also utilized AWE to create aHER2-targeting radiotherapy using the antibody Trastuzumab with either Ac-225 or Lu-177 radioisotopes to study in combination with magrolimab for solid tumors. Anti-CD47 monotherapies, such as magrolimab, have not shown meaningful responses in clinical studies in solid tumors. We hypothesized that radiation directed at HER2 expressing cells would upregulate cell surface calreticulin, a pro-phagocytic “eat me” signal, that when combined with an anti-CD47 blockade therapy would enhance antitumor activity. Data from this combination was presented at the Annual Meeting of the Society for Immunotherapy for Cancer in November 2021. In vitro studies showed that immunogenicity, determined by binding to HER2 expressing cells, remained intact after radiolabeling Trastuzumab with Ac-225 or Lu-177. In multiple cells lines radiolabeled Trastuzumab increased cell surface calreticulin and the combination with magrolimab increased phagocytosis. The combination of the Ac-225 or Lu-117 Trastuzumab with magrolimab slowed tumor growth in animal models of solid tumors compared to either the radiolabeled Trastuzumab or magrolimab as single agents. We are continuing to evaluate this combination in additional tumor models, and we intend to continue to study this combination with the goal of advancing to human clinical trials.

We are also collaborating with AVEO Oncology (“AVEO”) to develop a targeted radiotherapy against ErbB3, also known as HER3, with the Ac-225 isotope for solid tumor indications. HER3 is overexpressed in several solid tumor indications with high unmet needs, including colorectal, gastric, head and neck, breast, ovarian, melanoma, prostate and bladder cancers with HER3 agents under development demonstrating activity in preclinical and clinical studies. To our knowledge, this is the first HER3 targeting radiotherapy in development. AVEO is developing high affinity antibodies including HER3 targeting AV-203, which has demonstrated preclinical activity across a number of solid tumor indications and was studied in a Phase 1 open-label trial in patients with advanced solid tumors where it was found to be safe and generally well tolerated. In March 2022, we announced that data from studies of Ac-225 radiolabeled HER3 antibody have been accepted for presentation at the American Association for Cancer Research (“AACR”) Annual Meeting. Preliminary results contained in the AACR abstract showed potent tumor cell cytotoxicity, complete anti-tumor response in a HER3 tumor xenograft models and significantly prolonged survival compared to control groups (p<0.0001). Additional data from these studies will be presented at AACR in April 2022. We believe these preliminary results support our collaboration with AVEO and given that AV-203 has clinical safety data, a potentially accelerated regulatory pathway to clinical studies with an Ac-225 HER3 targeted radiotherapy.

Intellectual Property Portfolio and Regulatory Protections

Intellectual Property

We have developed or in-licensed numerous patents and patent applications and possess substantial know-how and trade secrets related to the development and manufacture of our products. As of March 2022, our patent portfolio includes 39 patent families comprised of 174 issued patents and pending patent applications, of which 8 are issued and 30 are pending in the United States, and 135 are issued or pending internationally. Several non-provisional patent applications are expected to be filed in 2022 based on provisional patent applications filed in 2021. More than 90% of our patents are Actinium-owned and the remainder are in-licensed from third parties. These patents cover key areas of our business, including the use of actinium-225 and other alpha- or beta-emitting isotopes attached to cancer targeting carriers like monoclonal antibodies in the treatment of cancers and non-malignant medical disorders, methods for manufacturing key components of our product candidates including actinium-225, an alpha particle emitting radioisotope and carrier antibodies, or Iodine-131, a beta particle emitting radioisotope, and methods for manufacturing finished product candidates for use in cancer treatment.

We own two issued patents in the United States and issued patents in Europe and Japan that relate to the composition of our Iomab-B product candidate. The basis patent terms of these patents expire in 2036 and 2037. Four related patent applications are also currently pending in the U.S. and internationally. In addition, we own both U.S. and international pending patent applications that relate to the use of Iomab-B or Iomab-ACT in the treatment of cancers and non-malignant conditions. We also own five issued patents in the United States and 49 patents outside the United States that relate to the manufacturing of actinium-225, the radionuclide used in our Actimab-A product candidate, in a cyclotron. These patents will expire in the years 2024 through 2027. In addition, we also own U.S. and international patents and pending patent applications that relate to the manufacturing of Actimab-A and its use in the treatment of cancers.

Regulatory Protections

The indications for which we are developing our product candidates for are orphan drug designations, which are disease indications that affect fewer than 200,000 patients in the United States and less than 5 in 10,000 patients in the EU. We have received orphan drug designation for Iomab-B and Actimab-A for patients with AML in both the United States and the EU. As a result, if our products are to be approved, they may receive 7 years and 10 years of market exclusivity in the United States and EU, respectively. In addition, our product candidates are biologics combined with radioisotopes. We believe that the nature of radioisotopes having half-lives combined with the complexities of biologic drugs would make it difficult for a manufacturer to demonstrate bioequivalence to our product candidates. The Hatch-Waxman Act requires that a manufacturer of generic drugs, for which a biologic drug is called a biosimilar, demonstrate bioequivalence to the innovator. However, we are not aware of any existing or pending regulations or legislation that pertains to generic radiopharmaceutical products such as our antibody radiation-conjugate product candidates

Competition

The biopharmaceutical industry in which we operate, specifically, the field of oncology drug development is rapidly evolving and highly competitive. Radiopharmaceuticals for the treatment of cancer has received considerable interest from major and specialty pharmaceutical companies, biotechnology companies, academic research institutions and other public and private entities, particularly in recent years.

For the targeted radiotherapies we are developing, we face competition from biopharmaceuticals companies who are developing alpha particle-based therapies utilizing Actinium-225, Radium-223 and Thorium-227. Companies developing targeted alpha therapies include Bayer AG, who owns Xofigo, the only approved alpha therapy, that is used in the treatment of metastatic prostate cancer, Novartis AG, Telix Pharmaceuticals Limited, Point Biopharma, Inc., Fusion Pharmaceuticals, Inc., RayzeBio, Inc., Aktis Oncology, Curie Therapeutics, RadioMedix, Inc. and Orano Med. Significant attention and resources is being applied to Ac-225 based therapies given its high linear energy and short path length. Fusion Pharmaceuticals is studying FPI-1434, targeting IFG-1R with Ac-225 in a Phase 1 trial in solid tumors and has recently initiated a Phase 1 study to test FGFR3 targeting agent in development. Point Biopharma is studying PNT2002, a PSMA targeting agent for metastatic prostate cancer in a Phase 1 trial, PNT2004, a preclinical agent targeting solid tumors expressing FAP, and PNT2001, a preclinical agent also targeting PSMA in prostate cancer, which all utilize Ac-225. Novartis is also developing a PSMA targeting agent utilizing Ac-225 for prostate cancer. RayzeBio, Aktis Oncology and Curie Therapeutics are all pursuing Ac-225 based therapies but have not yet disclosed cancer targets or indications.

To our knowledge, our Actimab-A product candidate is the only clinical stage Ac-225 based therapy in active development for hematologic indications.

There are also several companies developing beta particle-based therapies such as Bayer, Novartis, Lantheus Holdings, Inc. and Q BioMed, Inc., who all own approved products. Beta particles used for oncology therapeutics includes Iodine-131, Lutetium-177, Strontium-89 and Yttrium-90. Companies developing beta particle-based therapies includes Cellectar Biosciences, Inc., Clovis Oncology, Inc., Y-mAbs Therapeutics, Inc., Ipsen S.A., and Novartis.

In the field of conditioning, pharmaceuticals currently used for myeloablation prior to a bone marrow transplant, lymphodepletion prior to CAR-T and other adoptive cell therapies and conditioning for gene therapy are largely generic, non-targeted chemotherapeutic agents like fludarabine or busulfan and/or total body irradiation.

In targeted conditioning, we face competition from companies developing agents targeting CD117 (Jasper Therapeutics and Magenta Therapeutics), CD45 (Magenta Therapeutics) and CD66 (Telix Pharmaceuticals). CD117 is expressed in normal CNS, GI, reproductive, kidney and skin tissue, which could result in on-target toxicity to these organs. CD117 is not expressed on mature circulating immune cells and thus cannot be targeted for lymphodepletion for adoptive cell therapy. Jasper Therapeutics, Inc, is developing JSP191, an anti-CD117 unconjugated monoclonal antibody that is being studied in a Phase 1b trial in combination with fludarabine and total body irradiation in patients with MDS and AML. Magenta has initiated a Phase 1/2 trial for its MGTA-117 CD117 ADC and will conduct this first in human dose finding study in patients with r/r AML MDS with excess blasts and is exploring MGTA-117 for gene therapy conditioning in preclinical studies. Magenta is also developing its CD45 ADC, which is has not yet been studied in humans and is being evaluated in IND enabling studies.

Forty Seven, Inc.(acquired by Gilead) announced a conditioning regimen comprised of its anti-CD47 monoclonal antibody Magrolimab with its preclinical stage FSI-174 anti-CD117 monoclonal antibody in a preclinical collaboration with bluebird bio, Inc. for conditioning prior to gene therapy.

Molecular Templates announced a collaboration with Vertex focused on targeted conditioning using its Engineered Toxin Bodies (ETBs) with two targets that were not disclosed. In October 2021, Vertex terminated the research collaboration with Molecular Templates. Molecular Templates has a preclinical stage CD45 ETB in development.

Telix Pharmaceuticals is developing TLX66, a CD66 targeting antibody radio conjugated with Yttrium-90, for BMT conditioning in patients with Systemic Amyloid Light-Chain Amyloidosis (SALA). TLX66 is also being studied in a Phase 2 investigator sponsored trial in the U.K in patients with childhood leukemia.

Allogene Therapeutics is developing an anti-CD52 monoclonal antibody for use as a lymphodepletion agent in conjunction with CAR-T therapies. CD52 is not expressed on stem cells and therefore cannot be used for myeloablation for a bone marrow transplant.

To our knowledge, we are the only company with an anti-CD45 radio conjugate in clinical development and the only company with a targeted conditioning agent that has completed enrollment of a pivotal Phase 3 trial.

Our Actimab-A product candidate faces competition from several major pharmaceutical companies and biotechnology companies who are also developing multiple types of therapies including chemotherapy, targeted agents, ADCs, monoclonal antibodies, bispecific antibodies, immunotherapies and cellular therapies for patients with AML. The standard of care for patients with AML has long been “7+3”, which is 7 days of treatment with cytarabine with an anthracycline on the first 3 days for patients who can tolerate intensive therapy and hypomethylating agents, azacitidine or decitabine, for patients who are “unfit” and cannot tolerate intensive therapy. Since 2017, 9 agents have been approved for patients with AML. These approved agents include Vyxeos (liposomal cytarabine and daunorubicin) owned by Jazz Pharmaceuticals, venetoclax, a Bcl-2 inhibitor owned by Abbvie, FLT3 inhibitors midostaurin (owned by Novartis) and gilteritinib (owned by Astellas), Daurismo, a hedgehog pathway inhibitor owned by Pfizer, IDH inhibitors Tibsovo (IDH1) and Idhifa (IDH2) owned by Servier, Onureg (oral azacitidine) owned by Bristol Myers Squibb and Mylotarg, a CD33 targeting ADC owned by Pfizer.

These agents are approved in various AML patient segments including secondary or treatment related AML (Vyxeos), patients over the age of 75 or patients unfit for intensive therapy (venetoclax and Daurismo) and patients with a specific cytogenetic mutation such as FLT3 or IDH1/2. Despite these 9 approved agents, outcomes for patients with r/r AML remain dismal and it remains an area of high medical need that could accommodate many new products with favorable safety and efficiency profiles.

We are pursuing CD33 because it is expressed in virtually all patients with AML. AML is known to be highly sensitive to radiation, which lends itself to our targeted radiotherapy approach. Also, AML has high cytogenetic and mutational heterogeneity, which targeted radiotherapy is agnostic to. Combination therapies are commonly used in hematologic indications, but we believe we are the only clinical stage Ac-225 based product candidate that is being explored in hematologic indications in combination with other modalities, including with the salvage chemotherapy regimen CLAG-M in fit patients with relapsed or refractory AML as well as in combination with the Bcl-2 inhibitor venetoclax in fit and unfit patients with relapsed or refractory AML.

In addition to developing targeted radiotherapies, we also own patents related to the manufacturing of Ac-225 in a cyclotron. Medical grade Ac-225 is largely supplied by the U.S. Department of Energy (“DOE”) derived from the natural decay of thorium-229 from so-called “thorium-cows”. Additional routes of Ac-225 production are being pursued by the DOE including the generation of new thorium cows and production via a cyclotron to increase supply. The DOE’s cyclotron production method for Ac-225 production leverages Actinium’s proprietary technology and know-how and presents an additional path towards production of high-quality Ac-225. Previously, we utilized our cyclotron production IP to create highly pure Ac-225. We are aware of at least six other government and non-government entities globally that have or expect to have ability to supply Ac-225 using various methods including ITM, Niowave, Terrapower, NorthStar Medical Radioisotopes, IONETIX Corporation, TRIUMF and Canadian Nuclear Laboratories that could be competitors should we elect to manufacture Ac-225 in the future. We believe our cyclotron method has the potential to produce robust amounts of highly pure Ac-225, which could address potential future Ac-225 supply constraints should multiple Ac-225 products gain regulatory approval.

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

Employees

As of March 25, 2022, we have 32 full-time employees including 20 with M.D., Ph.D. or other advanced degrees.

We believe that our future success largely depends upon our continued ability to attract and retain highly skilled employees. We provide our employees with competitive salaries and bonuses, opportunity for equity ownership, development programs that enable continued learning and growth, and an employment package that promotes wellness across all aspects of their lives, including healthcare, retirement planning, and paid time off. None of these employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good. We also engage consultants on an as-needed basis to supplement existing staff.

Recent Developments

Impact of COVID–19 Pandemic

The global health crisis caused by the novel coronavirus COVID-19 pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, the Omicron variant of COVID-19, which appears to be the most transmissible variant to date, has spread globally. The full impact of the Omicron variant, or any subsequent variant, cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Omicron variant and the response by governmental bodies and regulators. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business.

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

We believe our earlier stage CD33 clinical trials will continue to recruit and enroll patients given the acute nature of relapsed or refractory AML. The continuation of the pandemic could adversely affect our planned clinical trial operations, including our ability to conduct the trials on the expected timelines and recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if their geography is impacted by the pandemic. Further, the continuation and/or resurgence of the COVID-19 pandemic could result in delays in our clinical trials due to prioritization of hospital resources toward the pandemic, restrictions in travel, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the pandemic may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us, which may result in delays or hinder our ability to collect data from our clinical trials.

Additionally, COVID-19 may result in delays in receiving approvals from local and foreign regulatory authorities, delays in necessary interactions with IRB’s or Institutional Review Boards, local and foreign regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees.

To date, COVID-19 has not had a financial impact on our company. We continue to monitor the impacts of COVID-19 on the global economy and on our business operations. Although we expect that vaccinations for COVID-19 will continue to improve conditions, the ultimate impact from COVID-19 on our business operations and financial results during 2022 will depend on, among other things, the ultimate severity and scope of the pandemic, including the new variants of the virus, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and whether, and the speed with which the economy recovers. We are not able to fully quantify the impact that these factors will have on our financial results during 2022 and beyond.

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

Summary of Risk Factors

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

●	We are a clinical-stage company and have generated no revenue from commercial sales to date;

●	We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future;

●	If we fail to obtain additional financing, we will be unable to continue or complete our product development and you will likely lose your entire investment;

●	We are highly dependent on the success of Iomab-B and the SIERRA trial and we may not be able to complete the necessary clinical development or our development efforts may not result in the data necessary to receive regulatory approval;

●	Our business could be adversely affected by the effects of health epidemics, including the global COVID-19 pandemic;

●	We have not demonstrated that any of our products are safe and effective for any indication and will continue to expend substantial time and resources on clinical development before any of our current or future product candidates will be eligible for FDA approval, if ever;

●	Our clinical trials may fail to demonstrate adequately the efficacy and safety of our product candidates, which would prevent or delay regulatory approval and commercialization;

●	Preliminary, Interim, and “top-line” data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.;

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

●

We are highly dependent on our key personnel, and the demand for talent in the biotechnology industry is highly competitive; if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement or execute our business strategy;

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

We are not profitable and have incurred losses in each period since our inception. As of December 31, 2021 and December 31, 2020, we had an accumulated deficit of $255.7 million and $231.0 million, respectively. We reported a net loss of $24.8 million and $22.2 million for the years ended December 31, 2021 and 2020, respectively. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, which would have an adverse effect on our business prospects, financial condition and results of operation.

If we fail to obtain additional financing, we will be unable to continue or complete our product development and you will likely lose your entire investment.

In August 2020, we entered into the Capital on Demand™ Sales Agreement with JonesTrading, pursuant to which we may sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of our common stock. Shares of common stock are offered pursuant to our shelf registration statement filed with the SEC on August 7, 2020. For the year ended December 31, 2021, we sold 4.6 million shares of common stock, resulting in net proceeds of $35.3 million. As of the date of filing this report, we expect that our existing resources will be more than sufficient to fund our planned operations for more than 12 months following the date of this report.

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

We have completed patient enrollment in the pivotal Phase 3 SIERRA trial (Study of Iomab-B in Elderly Relapsed or Refractory AML), a 150-patient multi-center randomized trial that will compare outcomes of patients who receive Iomab-B and a BMT to those patients receiving physician’s choice of salvage chemotherapy, defined as conventional care, as no standard of care exists for this patient population. The SIERRA trial may be unsuccessful and fail to demonstrate a safety and efficacy profile that is necessary to receive favorable regulatory approval. Even if Iomab-B receives favorable regulatory approval, we may not be successful in securing adequate reimbursement or establishing successful commercial operations. Any or all of these factors could have a material adverse impact on our business and ability to continue operations.

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

The global health crisis caused by the novel coronavirus COVID-19 pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, the Omicron variant of COVID-19, which appears to be the most transmissible variant to date, has spread globally. The full impact of the Omicron variant, or any subsequent variant, cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Omicron variant and the response by governmental bodies and regulators. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business.

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

We believe our earlier stage CD33 clinical trials will continue to recruit and enroll patients given the acute nature of relapsed or refractory AML. The continuation of the pandemic could adversely affect our planned clinical trial operations, including our ability to conduct the trials on the expected timelines and recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if their geography is impacted by the pandemic. Further, the continuation and/or resurgence of the COVID-19 pandemic could result in delays in our clinical trials due to prioritization of hospital resources toward the pandemic, restrictions in travel, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the pandemic may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us, which may result in delays or hinder our ability to collect data from our clinical trials.

Additionally, COVID-19 may result in delays in receiving approvals from domestic and foreign regulatory authorities, delays in necessary interactions with Institutional Review Boards (“IRBs”), domestic and foreign regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees.

We continue to monitor the impacts of COVID-19 on the global economy and on our business operations. However, the ultimate impact from COVID-19 on our business operations and financial results during 2022 will depend on, among other things, the ultimate severity and scope of the pandemic, including the new variants of the virus, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and whether, and the speed with which the economy recovers. We are not able to fully quantify the impact that these factors will have on our financial results during 2022 and beyond.

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

In December 2015, the FDA cleared our IND filing for Iomab-B and we have completed patient enrollment of a randomized, controlled, pivotal Phase 3 clinical trial under such IND to study Iomab-B in patients 55 years of age or older with relapsed or refractory AML. Assuming the Phase 3 trial meets its endpoints and there are no unexpected issues or delays, it is expected to form the basis for a BLA for Iomab-B for use in preparing and conditioning AML patients for a BMT. Additionally, there are physician IND trials at the FHCRC that have been conducted or are currently ongoing at FHCRC with Iomab-B (for other target indications) and the apamistamab antibody (formerly known as BC8) we licensed. And, we have multiple Phase 1 and Phase 2 clinical trials ongoing and others that we have planned but not-yet commenced, for our other drug candidates under our own sponsorship and multiple investigator-initiated trials ongoing. Except for Iomab-B (for patients with AML), we expect that the clinical trials we need to conduct to be in a position to submit BLAs for our product candidates currently in-development will take, at least, several years to complete. Moreover, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Also, the results of early preclinical and clinical testing may not be predictive of the results of subsequent clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. And, preclinical and clinical data are often susceptible to multiple interpretations and analyses. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have, nonetheless, failed to obtain marketing approval of their products. Success in preclinical testing and early clinical trials does not ensure that later clinical trials, which involve many more subjects, and the results of later clinical trials may not replicate the results of prior clinical trials and preclinical testing. Any failure or substantial delay in our product development plans may have a material adverse effect on our business.

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

In June 2012, we acquired rights to apamistamab, a clinical stage anti-CD45 monoclonal antibody with safety and efficacy data in more than 300 patients in need of a BMT. Iomab-B is our product candidate that links I-131 to apamistamab that is being studied in the pivotal Phase 3 SIERRA trial. Product candidates utilizing apamistamab would require BLA approval before they can be marketed in the United States. We are also evaluating Iomab-ACT, which uses a lower dose I-131 for lymphodepletion prior to CAR-T or adoptive cell therapy. We are currently evaluating clinical trials that would use our construct for lymphodepletion. Our lintuzumab-Ac-225 product candidate is also being studied in several Phase 1 trials under our sponsorship and investigator-initiated trials in patients with r/r AML. Product candidates utilizing the lintuzumab antibody would require BLA approval before they can be marketed in the United States. We are in the early stages of evaluating other product candidates consisting of conjugates of Ac-225 with human or humanized antibodies for pre-clinical and clinical development in other types of cancer. The FDA may not approve these products for the indications that are necessary or desirable for successful commercialization. The FDA may fail to approve any BLA we submit for new product candidates or for new intended uses or indications for approved products or future product candidates. Failure to obtain FDA approval for our products in the proposed indications would have a material adverse effect on our business prospects, financial condition and results of operations.

Clinical trials necessary to support approval of our product candidates are time-consuming and expensive.

Initiating and completing clinical trials necessary to support FDA approval of a BLA for Iomab-B, CD33 program candidates, and other product candidates, is a time-consuming and expensive process, and the outcome is inherently uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product candidate we advance into clinical trials may not have favorable results in later clinical trials. We worked with the FDA to develop the SIERRA clinical trial to test the safety and efficacy of Iomab-B in patients with relapsed or refractory AML who are age 55 and above prior to a BMT. This trial is designed to support a BLA filing for marketing approval by the FDA, pending results from the trial. In addition to clinical data, a BLA filing encompasses preclinical, CMC, labeling and other information. Even if the clinical data from the SIERRA trial is positive, there can be no assurances that the BLA filing we produce will meet all of the FDA’s requirements or that they will not request additional information or studies, which may delay the FDA’s review or we may not be able to produce. We have also worked with the FDA to develop a regulatory pathway for lintuzumab-Ac-225 in patients with high-risk MDS that consists of a dose-confirming Phase 1 trial that can be followed by a randomized, controlled pivotal trial that could support a BLA filing. To date, we have not initiated this clinical trial and we may never elect or be able to do so. There can be no assurance that the data generated during the trial will meet our chosen safety and effectiveness endpoints or otherwise produce results that will eventually support the filing or approval of a BLA. Even if the data from this trial are favorable, the data may not be predictive of the results of any future clinical trials.

Preliminary, Interim, and “top-line” data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

 From time to time, we may publicly disclose preliminary, interim, and top-line data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change as more patient data become available or following a more comprehensive review of the data related to the particular study or trial. For example, at the ASH annual meeting in December 2021, we presented safety and feasibility data available at the time of data submission from 100% patient enrollment from the SIERRA trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Our clinical trials may be open label studies and certain of our clinical development and or operations staff may review interim or preliminary safety or efficacy data during routine data collection, cleaning and analysis from time to time. Interim or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Preliminary, interim or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line, interim or preliminary data we previously published. As a result, top-line, interim and preliminary data should be viewed with caution until the final data are available.

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

If the interim, top-line or preliminary data that we report differ from final results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

The key patents related to the humanized antibody, lintuzumab, which we use in our CD33 program product candidates have expired. It is generally possible that others may be eventually able to use an antibody with the same sequence, and we will then need to rely on additional patent protection covering alpha particle drug products comprising Ac-225. Our final drug construct consists of the lintuzumab antibody labeled with the isotope Ac-225. We have licensed issued patents that relate to the linker technology we use to conjugate the isotope to the antibody. Further, we own issued and pending patents related to methods for drug conjugation and isotope labeling and for methods of isotope production. In addition, we possess trade secrets and know how related to the manufacturing and use of isotopes. Any competing product based on the lintuzumab antibody is likely to require several years of development before achieving our product candidate’s current status and may be subject to significant regulatory hurdles but such development by others is nevertheless a possibility that could negatively impact our business in the future. We own 2 issued U.S. patents, 1 issued European patent (validated as a national patent in several countries) and 1 issued Japanese patent that relate to the composition of our Iomab-B product candidate. Several patent applications relating to Iomab-B are also pending in the U.S. and internationally. We have and may continue to file patents related to Iomab-B that can provide barriers to entry but there is no certainty that these patents will be granted or such granting thereof will adequately prevent others from seeking to replicate and use the apamistamab antibody or the construct. We have pending patents related to radioimmunoconjugate composition, formulation administration, and methods of use in solid or liquid cancers. This matter includes composition, administration, and methods of treatment for our products Actimab-A and Iomab-B. Any competing product based on the antibody used in Iomab-B is likely to require several years of development before achieving our product candidate’s current status and may be subject to significant regulatory hurdles but such development by others is nevertheless a possibility that could negatively impact our business in the future.

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

Our contract for supply of this isotope from the DOE must be renewed yearly, we recently renewed our contract to extend through the end of 2022. While we expect this contract will continue to be renewed at the end of its term as it has since 2009, there can be no assurance that the DOE will renew the contract or that change its policies that allow for the sale of isotope to us. Failure to acquire sufficient quantities of medical grade Ac-225 would make it impossible to effectively complete clinical trials and to commercialize any Ac-225 based drug candidates that we may develop and would materially harm our business.

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

There have been significant ongoing judicial, administrative, executive, and legislative initiatives to modify, limit, replace, or repeal the Affordable Care Act. For example, former President Trump issued several Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress considered legislation that would repeal or replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation the Affordable Care Act have been passed. For example, the Tax Cuts and Jobs Act of 2017 eliminated the Affordable Care Act provision requiring individuals to purchase and maintain health coverage, or the “individual mandate,” by reducing the associated penalty to zero, beginning in 2019. In December 2018, a district court in Texas held that the individual mandate is unconstitutional and that the rest of the Affordable Care Act is, therefore, invalid. On appeal, the Fifth Circuit Court of Appeals affirmed the holding on the individual mandate but remanded the case back to the lower court to reassess whether and how such holding affects the validity of the rest of the Affordable Care Act. The Fifth Circuit’s decision on the individual mandate was appealed to the U.S. Supreme Court. On June 17, 2021, the Supreme Court held that the plaintiffs (comprised of the state of Texas, as well as numerous other states and certain individuals) did not have standing to challenge the constitutionality of the Affordable Care Act’s individual mandate and, accordingly, vacated the Fifth Circuit’s decision and instructed the district court to dismiss the case. As a result, the Affordable Care Act will remain in-effect in its current form for the foreseeable future; however, we cannot predict what additional challenges may arise in the future, the outcome thereof, or the impact any such actions may have on our business.

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

The Biden administration also introduced various measures in 2021 focusing on healthcare and drug pricing, in particular. For example, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021, and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. On the legislative front, the American Rescue Plan Act of 2021 was signed into law on March 11, 2021, which, in relevant part, eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source drugs and innovator multiple source drugs, beginning January 1, 2024. And, in July 2021, the Biden administration released an executive order entitled, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response, on September 9, 2021, HHS released a “Comprehensive Plan for Addressing High Drug Prices” that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. And, in November 2021, President Biden announced the “Prescription Drug Pricing Plan” as part of the Build Back Better Act (H.R. 5376) passed by the House of Representatives on November 19, 2021, which aims to lower prescription drug pricing by, among other things, allowing Medicare to negotiate prices for certain high-cost prescription drugs covered under Medicare Part D and Part B after the drugs have been on the market for a certain number of years and imposing tax penalties on drug manufacturers that refuse to negotiate pricing with Medicare or increase drug prices “faster than inflation.” If enacted, this bill could have a substantial impact on our business, particularly once we have commercially available products on the U.S. market, if ever. In the coming years, additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the potential success of our vaccine candidates.

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

We may elect to build or purchase a manufacturing facility or facilities in the future to operate for the purposes of manufacturing our own products. We have never built, owned or operated a manufacturing facility. There can be no assurances that we will be able to successfully accomplish this and in doing so we may experience delays, cost overruns, or other problems that could seriously hurt our business. Even if we successfully build or purchase a manufacturing facility, we may not realize the expected benefits of these efforts.

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

In addition to infringement or other intellectual property claims against us, we may become a party to other patent litigation or proceedings before regulatory agencies, including post-grant review, inter parties review, interference or re-examination proceedings filed with the U.S. Patent and Trademark Office (or similar proceedings before corresponding tribunals in other jurisdictions) that challenge our patent rights or the patent rights of our licensors. The costs and efforts of defending our patents or enforcing our proprietary rights in post-issuance administrative proceedings can be substantial and the outcome can be uncertain. An adverse determination in these proceedings could weaken or invalidate the patent claims that cover our technology, which adverse determination could harm our business significantly and dissuade companies from collaborating with us or permit third parties to directly compete with the same technology.

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

Risks Related to Our Operations

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

Our future operations and successes depend in large part upon the continued service of key members of our senior management team whom we are highly dependent upon to manage our business. If any member of our current senior management terminates his employment with us and we are unable to find a suitable replacement quickly, the departure could have a material adverse effect on our business. An overall tightening and increasingly competitive labor market has been observed in the U.S. employment market generally, especially in response to the COVID-19 pandemic. Specific to the biotechnology industry in which we operate, there is significant demand and competition for highly specialized talent that we require. We have experienced high turnover rates, with approximately one third of our employee base turning over or being replaced during 2021. A sustained labor shortage or increased turnover rates within our employee base, caused by the COVID-19 pandemic, as a result of general macroeconomic factors, or due to dynamics within our industry, could lead to increased costs, such as increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently conduct our clinical development, R&D, business development and potential regulatory and commercial activities. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, caused by the COVID-19 pandemic, general macroeconomic factors or as a result of biotechnology industry dynamics could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

Our future success also depends on our ability to identify, attract, hire or engage, retain and motivate other well-qualified managerial, technical, clinical and regulatory personnel. This activity is likely to create additional demands on the time and attention of our senior management personnel as they identify, hire, and train external and internal candidates to fill the sizable number of positions required to execute our business plans, including submitting a BLA and building a commercial organization. The market for talent in our industry is very competitive. Many of the other biopharmaceutical companies we compete against for qualified personnel have greater financial and other resources, more favorable risk profiles and a longer operating history in the biopharmaceutical industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these opportunities may be more appealing to high-quality candidates than what we have to offer.

It is particularly difficult to recruit and hire new employees during the COVID-19 pandemic as conducting interviews remotely makes it more difficult to ensure we are recruiting and hiring high-quality employees, and the uncertainty created by the COVID-19 pandemic makes it less likely potential candidates will be willing to leave a stable job to explore a new opportunity. There can be no assurance that such professionals will be available in the market, or that we will be able to retain existing professionals or meet or continue to meet their compensation requirements. Furthermore, the cost base in relation to such compensation, which may include equity compensation, may increase significantly, which could have a material adverse effect on us. Failure to establish and maintain an effective management team and workforce could adversely affect our ability to operate, grow and manage our business.

Managing our growth as we expand operations may strain our resources.

We expect to need to grow rapidly in order to support additional, larger, and potentially international, pivotal clinical trials of our product candidates as well as potential commercial operations, which will place a significant strain on our financial, managerial and operational resources. In order to achieve and manage growth effectively, we must continue to improve and expand our operational and financial management capabilities. Moreover, we will need to increase staffing and to train, motivate and manage our employees. All of these activities will increase our expenses and may require us to raise additional capital sooner than expected. Failure to manage growth effectively could materially harm our business, financial condition or results of operations.

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

Our compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur substantial accounting expense and expend significant management efforts. We complied with Section 404 at December 31, 2021 and 2020 and while our testing did not reveal any material weaknesses in our internal controls, any material weaknesses in our internal controls in the future would be required us to remediate in a timely manner so as to be able to comply with the requirements of Section 404 each year. If we are not able to comply with the requirements of Section 404 in a timely manner each year, we could be subject to sanctions or investigations by the SEC, NYSE American or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our common stock. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, and investors could lose confidence in our reported financial information.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We do not own any real property. We lease offices at 275 Madison Avenue, New York, NY. The lease has a term of seven years and three months, with an expiration date of September 6, 2022, with a current annual rate $342 thousand. We are also responsible for certain other costs, such as insurance, taxes, utilities and maintenance. We issued a letter of credit of $391 thousand in connection with the lease and maintained a $391 thousand certified deposit as collateral for the letter of credit. We lease lab space and offices at Albert Einstein College of Medicine, 1300 Morris Park Avenue, Bronx, NY. The lease has a term of twelve months, expiring August 31, 2022, with a current annual rate of $132 thousand.

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

Holders

As of March 25, 2022, there were 22,143,974 shares of common stock issued and outstanding, which were held by approximately 99 holders of record. There are no shares of preferred stock outstanding.

Dividends

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, it is expected that earnings, if any, generated from our operations will be used to finance the growth of our business, and that no dividends will be paid to holders of our common stock. The decision to pay dividends is at the discretion of our board of directors and depends upon our financial condition, results of operations, capital requirements, and other factors that our board of directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We currently have three equity compensation plans defined as follows:

The Company’s 2019 Amended and Restated Stock Plan has an expiration date of October 18, 2029 and the number of shares of our common stock authorized under the plan for grant to employees, directors and consultants is 5,833,333 shares.

The Company’s 2013 Amended and Restated Stock Plan has an expiration date of September 9, 2023 and after a number of amendments approved by stockholders, the number of shares of our common stock authorized under the plan for grant to employees, directors and consultants is 758,333 shares.

The Company’s 2013 Equity Incentive Plan has an expiration date of September 9, 2023 and the number of shares of our common stock authorized under the plan for grant to employees, directors and consultants under the plan is 33,333 shares.

The following table indicates shares of common stock authorized for issuance under our equity compensation plans as of December 31, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	1,361,825	$12.45	5,243,242
Equity compensation plans not approved by security holders	-	-	-
Total	1,365,825	$12.45	5,243,242

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The information and financial data discussed below is derived from the audited consolidated financial statements of Actinium Pharmaceuticals, Inc. for its fiscal years ended December 31, 2021 and 2020.   The consolidated financial statements of Actinium Pharmaceuticals, Inc. were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Actinium Pharmaceuticals, Inc. contained elsewhere in this Report. The financial statements contained elsewhere in this Report fully represent Actinium Pharmaceuticals, Inc.’s financial condition and operations; however, they are not indicative of the Company’s future performance. See “Cautionary Note Regarding Forward-Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Report.

Actinium Pharmaceuticals, Inc. is a clinical-stage, biopharmaceutical company applying its proprietary platform technology and deep understanding of radiobiology to the development of novel targeted radiotherapies for patients with unmet needs. Our targeted radiotherapies combine the cell-killing ability of radiation via a radioisotope payload with a targeting agent, such as a monoclonal antibody, to deliver radiation in a precise manner inside the body to specific, targeted cells, to potentially achieve greater efficacy with lower toxicity than with external beam radiation. They also enable a broader usage of radiation than external beam radiation as they can be used in the treatment of both solid tumors and blood cancers, which generally cannot be treated with external radiation given their diffuse nature. Our clinical pipeline is focused on targeting the antigens CD45 and CD33, both of which are expressed in multiple hematologic cancers, which are known to be highly sensitive to radiation. Our clinical programs are focused on two primary areas: (1) targeted conditioning prior to a bone marrow transplant (“BMT”), adoptive cell therapy (“ACT”) such as CAR-T or gene therapy with Iomab-B and (2) targeted radiotherapy combinations with Actimab-A and other therapeutic agents. Our product development strategy is actively informed by clinical data with Iomab-B and Actimab-Ain approximately 600 patients, including our ongoing Pivotal Phase 3 SIERRA trial, which completed enrollment of 150 patients in the third quarter of 2021 with the last patient receiving their BMT in the fourth quarter of 2021. Our clinical pipeline has emanated from our Antibody Warhead Enabling (“AWE”) technology platform, which is protected by over 170 issued and pending patents, trade secrets and know-how that we are applying to the development of targeted radiotherapies for blood and solid tumor indications independently and with collaborators. . Ongoing collaborations include a research partnership with Astellas Pharma, Inc. (“Astellas”) focused on the development of theranostics for solid tumor indications, a collaboration with EpicentRx, Inc, focused on a novel CD47 immunotherapy targeted radiotherapy combination leveraging EpicentRx’s RRx-01, that is being studied in a Phase 3 trial in non-small cell lung cancer, with our clinical stage Actimab-A in AML models, and a collaboration with AVEO Oncology, focused on developing a HER3 targeting ARC for solid tumors leveraging their clinical stage antibodies. We are also utilizing our AWE technology platform to advance our research objectives focused on developing next-generation targeted radiotherapies with our expanded research and development organization and research laboratories leveraging our drug development experience.

Recent Developments

Impact of COVID–19 Pandemic

The global health crisis caused by the novel coronavirus COVID-19 pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, the Omicron variant of COVID-19, which appears to be the most transmissible variant to date, has spread globally. The full impact of the Omicron variant, or any subsequent variant, cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Omicron variant and the response by governmental bodies and regulators. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business.

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

We believe our earlier stage CD33 clinical trials will continue to recruit and enroll patients given the acute nature of relapsed or refractory AML. The continuation of the pandemic could adversely affect our planned clinical trial operations, including our ability to conduct the trials on the expected timelines and recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if their geography is impacted by the pandemic. Further, the continuation and/or resurgence of the COVID-19 pandemic could result in delays in our clinical trials due to prioritization of hospital resources toward the pandemic, restrictions in travel, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the pandemic may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us, which may result in delays or hinder our ability to collect data from our clinical trials.

Additionally, COVID-19 may result in delays in receiving approvals from local and foreign regulatory authorities, delays in necessary interactions with IRB’s or Institutional Review Boards, local and foreign regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees.

To date, COVID-19 has not had a financial impact on our company. We continue to monitor the impacts of COVID-19 on the global economy and on our business operations. Although we expect that vaccinations for COVID-19 will continue to improve conditions, the ultimate impact from COVID-19 on our business operations and financial results during 2022 will depend on, among other things, the ultimate severity and scope of the pandemic, including the new variants of the virus, the pace at which governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and whether, and the speed with which the economy recovers. We are not able to fully quantify the impact that these factors will have on our financial results during 2022 and beyond.

Results of Operations – Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the years ended December 31,		Increase
(in thousands)	2021	2020	(Decrease)

Revenue:
Revenue	$-	$-	$-
Other revenue	1,144	-	1,144
Total revenue	1,144	-	1,144

Operating expenses:
Research and development, net of reimbursements	18,031	16,085	1,946
General and administrative	8,077	6,308	1,769
Total operating expenses	26,108	22,393	3,715

Other income
Interest income – net	190	178	12
Total other income	190	178	12

Net loss	$(24,774)	$(22,215)	$(2,559)

Revenues

We recorded no commercial revenues for the years ended December 31, 2021 and 2020, respectively.

Other revenue

We determined that certain collaborations with a third-party are within the scope of Topic ASC 606, Revenue Recognition from Contracts with Customers, or ASC 606. The collaboration agreement is made up of multiple modules related to various research activities. While the third party has the option to terminate the agreement at the conclusion of any module, we identified a single performance obligation to provide research services within each module for which we receive monetary consideration. We recognized revenue during the year ended December 31, 2021 of $0.9 million from these collaborations.

The National Institutes of Health awarded us a Small Business Technology Transfer cost reimbursable grant to support a clinical collaboration with Memorial Sloan Kettering Cancer Center, or MSK, to study Iomab-ACT, our CD45-targeting Antibody Radio-Conjugate, for targeted conditioning to achieve lymphodepletion prior to administration of a CD19-targeted CAR T-cell therapy developed at MSK. We recognized revenue of $0.2 million from this grant during the year ended December 31, 2021.

We recorded no other revenue for the year ended December 31, 2020.

Research and Development Expense

Research and development expenses increased by $1.9 million to $18.0 million for the year ended December 31, 2021 compared to $16.1 million for the year ended December 31, 2020. The increase was primarily due to expenses related to our research activities at our laboratory space and government grant program and higher compensation expense resulting from the hiring of additional employees.

General and Administrative Expenses

General and administrative expenses increased by $1.8 million to $8.1 million for the year ended December 31, 2021 compared to $6.3 million for the year ended December 31, 2020, primarily attributable to higher professional fees and consulting fees including recruitment costs, business taxes and fees, and insurance premiums for director and officer liability.

Other Income

Other income of $0.2 million for both time periods was attributable to interest income - net as a higher average balance of cash and cash equivalents offset a lower average interest rate.

Net Loss

Net loss increased by $2.6 million to $24.8 million for the year ended December 31, 2021 compared to $22.2 million for the year ended December 31, 2020, primarily due to higher general and administrative expenses and research and development expenses, partially offset by other revenue.

Liquidity and Capital Resources

We have financed our operations primarily through sales of our common stock, pre-funded warrants and warrants.

The following tables sets forth selected cash flow information for the periods indicated:

	For the years ended December 31,
(in thousands)	2021	2020

Cash used in operating activities	$(20,866)	$(21,617)
Cash used in investing activities	(133)	(253)
Cash provided by financing activities	35,221	76,176

Net change in cash, cash equivalents and restricted cash	$14,222	$54,306

Net cash used in operating activities for the year ended December 31, 2021 of $20.9 million decreased by $0.7 million from $21.6 million for the year ended December 31, 2020, primarily due to the increased net loss of $2.6 million being more than offset by increased liabilities and increased accounts payable due to the timing of payments to vendors.

Net cash used in investing activities of $133 thousand and $253 thousand for the years ended December 31, 2021 and December 31, 2020, respectively, primarily due to the purchase of equipment for our laboratory space.

Net cash provided by financing activities for the year ended December 31, 2021 was $35.2 million, primarily from the sale of shares of our common stock. In August 2020 we entered into the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of our common stock. Shares of common stock are offered pursuant to our shelf registration statement on Form S-3 filed with the United States Securities and Exchange Commission, or SEC, on August 7, 2020. As of December 31, 2020, we had sold 2.1 million shares of common stock, resulting in gross proceeds of $22.6 million and net proceeds of $21.7 million. For the year ended December 31, 2021, we sold 4.6 million shares of common stock, resulting in gross proceeds of $36.5 million and net proceeds of $35.3 million.

Net cash provided by financing activities for the year ended December 31, 2020 was mainly generated by the sale of shares of common stock, pre-funded warrants and warrants. Net cash provided by financing activities was $76.2 million for the year ended December 31, 2020, reflecting $76.6 million in proceeds from the sales of common stock and pre-funded warrants in April and June 2020 and sales of common stock throughout 2020.

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

We will require additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals, and, subject to such approvals, commercially launch our product candidates, and will need to secure additional financing in the future to support our operations. As of the date of filing this report, we expect that our existing resources will be more than sufficient to fund our planned operations for more than 12 months following the date of this report. We base this belief on assumptions that are subject to change, and we may be required to use our available cash and cash equivalent resources sooner than we currently expect. Our actual future capital requirements will depend on many factors, including the progress and results of our ongoing clinical trials, the duration and cost of discovery and preclinical development, laboratory testing and clinical trials for our pipeline candidates, the timing and outcome of regulatory review of our product candidates, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the number and development requirements of other pipeline candidates that we pursue, and the costs of commercialization activities, including product marketing, sales, and distribution.

We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Our ability to obtain additional capital may depend on prevailing economic conditions and financial, business, and other factors beyond our control. The ongoing COVID-19 pandemic has caused an unstable economic environment globally. Disruptions in the global financial markets may adversely impact the availability and cost of credit, as well as our ability to raise money in the capital markets. Current economic conditions have been, and continue to be, volatile. Continued instability in these market conditions may limit our ability to access the capital necessary to fund and grow our business.

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

Collaborative Arrangements

We follow the accounting guidance for collaboration agreements, which requires that certain transactions between us and collaborators be recorded in our consolidated statements of operations on either a gross basis or net basis, depending on the characteristics of the collaborative relationship, and requires enhanced disclosure of collaborative relationships. We evaluate our collaboration agreements for proper classification in our consolidated statements of operations based on the nature of the underlying activity. When we conclude that we have a customer relationship with one of our collaborators, we follow the guidance of ASC 606.

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

In October 2021, FASB issued ASU 2021-08, Business Combinations (Topic 805), Account for Contract Assets and Contract Liabilities from Contracts with Customers, which provides guidance on accounting for contract assets and contract liabilities acquired in a business combination in accordance ASC 606. To achieve this, an acquirer may assess how the acquiree applied ASC 606 to determine what to record for the acquired revenue contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. The amendments of ASU 2021-08 are effective January 1, 2023, including interim periods. Early adoption is permitted, including adoption in an interim period. The Company will evaluate the impact of ASU 2021-08 on any future business combinations the Company may enter in the future.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance, which provides guidance on disclosure requirements to entities other than not-for-profit entities about transaction with a government that are accounted for by applying a grant or contribution accounting model by analogy. ASU 2021-10 requires an entity to make annual disclosures related to (1) the nature of the transactions and the related accounting policy used to account for the government transactions, (2) quantification and disclosure of amounts related to the government transactions included in balance sheet and income statement financial statement line items, and (3) significant terms and conditions of the government transactions, including commitments and contingencies. The amendments of ASU 2021-10 are effective January 1, 2022, including interim periods. The adoption of ASU 2021-10 is not expected to have a significant impact on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

 We are not currently exposed to significant market risk related to changes in interest rates. As of December 31, 2021, our cash equivalents consisted primarily of short-term money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the years ended December 31, 2021 and 2020.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Actinium Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Actinium Pharmaceuticals, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, Texas
March 25, 2022

Actinium Pharmaceuticals, Inc.
Consolidated Balance Sheets

(amounts in thousands, except share and per share data)	December 31, 2021	December 31, 2020

Assets
Current Assets:
Cash and cash equivalents	$77,829	$63,560
Restricted cash – current	392	48
Security deposit	50	-
Prepaid expenses and other current assets	1,478	1,317
Total Current Assets	79,749	64,925

Property and equipment, net of accumulated depreciation of $335 and $291	340	312
Operating lease right-of-use assets	241	579
Finance leases right-of-use assets	58	140
Security deposit	-	50
Restricted cash	-	391
Total Assets	$80,388	$66,397

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$5,535	$4,340
Other liability	998	-
Operating leases current liability	245	342
Finance leases current liability	62	85
Total Current Liabilities	6,840	4,767

Long-term operating lease obligations	-	245
Long-term finance lease obligations	3	66
Total Liabilities	6,843	5,078

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 and 600,000,000 shares authorized; 22,143,974 and 17,532,893 shares issued and outstanding	22	18
Additional paid-in capital	329,271	292,275
Accumulated deficit	(255,748)	(230,974)
Total Stockholders’ Equity	73,545	61,319

Total Liabilities and Stockholders’ Equity	$80,388	$66,397

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.
Consolidated Statements of Operations

	For the Year ended December 31,
(amounts in thousands, except share and per share data)	2021	2020

Revenue
Revenue	$-	$-
Other Revenue	1,144	-
Total revenue	1,144	-

Operating expenses:
Research and development, net of reimbursements	18,031	16,085
General and administrative	8,077	6,308
Total operating expenses	26,108	22,393

Loss from operations	(24,964)	(22,393)

Other income:
Interest income - net	190	178
Total other income	190	178

Net loss	$(24,774)	$(22,215)

Deemed dividend for warrant down-round protection provision	-	(1)
Net loss applicable to common stockholders	$(24,774)	$(22,216)
Net loss per common share - basic and diluted	$(1.20)	$(1.83)

Weighted average common shares outstanding - basic and diluted	20,568,373	12,134,259

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2021 and 2020
(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2020	5,490,038	$5	$214,397	$(208,758)	$5,644
Stock-based compensation	6,262	-	1,254	-	1,254
Sale of common stock and warrants, net of offering costs	8,575,051	9	76,580	-	76,589
Issuance of common stock from exercise of pre-funded warrants	3,458,929	4	6	-	10
Issuance of common stock from exercise of warrants	2,613	-	37		37
Deemed dividend for warrant down-round protection provision	-	-	1	(1)	-
Net loss	-	-	-	(22,215)	(22,215)
Balance, December 31, 2020	17,532,893	$18	$292,275	$(230,974)	$61,319
Stock-based compensation	21,306	-	1,694	-	1,694
Sale of common stock, net of offering costs	4,588,875	4	35,296	-	35,300
Issuance of common stock from exercise of stock options	900	-	6		6
Net loss	-	-	-	(24,774)	(24,774)
Balance, December 31, 2021	22,143,974	$22	$329,271	$(255,748)	$73,545

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows

	For the Year ended December 31,
(amounts in thousands)	2021	2020
Cash Flows from Operating Activities:
Net loss	$(24,774)	$(22,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,694	1,254
Depreciation and amortization expense	524	447
Changes in operating assets and liabilities:
Decrease in:
Prepaid expenses and other current assets	(161)	(531)
Increase (decrease) in:
Accounts payable and accrued expenses	1,195	(257)
Other liability	998	-
Operating lease liabilities	(342)	(315)
Net Cash Used In Operating Activities	(20,866)	(21,617)

Cash Flows from Investing Activities:
Purchase of property and equipment	(133)	(253)
Net Cash Used In Investing Activities	(133)	(253)

Cash Flows from Financing Activities:
Payments on note payable	-	(381)
Payments on finance leases	(85)	(79)
Proceeds from sales of shares of common stock and warrants, net of offering costs	35,300	76,589
Proceeds from the exercise of stock options	6	-
Proceeds from the exercise of warrants	-	47
Net Cash Provided By Financing Activities	35,221	76,176

Net change in cash, cash equivalents and restricted cash	14,222	54,306
Cash, cash equivalents and restricted cash at beginning of year	63,999	9,693
Cash, cash equivalents and restricted cash at end of year	$78,221	$63,999

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$8
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:

Deemed dividend for warrant down-round protection provision	$-	$1

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Nature of Business - Actinium Pharmaceuticals, Inc. (the “Company”, “Actinium”, or “We”) is a clinical-stage, biopharmaceutical company focused on developing and potentially commercializing targeted radiotherapies for patients with unmet needs. The Company applies its proprietary technology platform consisting of over 170 patients, know-how and clinical experience in approximately 600 patients to develop novel therapies for blood cancer and solid tumor indications. Its clinical and preclinical development programs utilize multiple isotopes including Actinium-225, Iodine-131 and Lutetium-177 directed at multiple validated cancer targets including CD45, CD33, CD38, CD47, HER2 and HER3 for targeted conditioning prior to cell and gene therapies including bone marrow transplant and cancer therapeutics as single agents or in combination with other therapeutic modalities.

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

Impact of COVID–19 Pandemic on Financial Statements - The global health crisis caused by the novel coronavirus (“COVID-19”) pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, the Omicron variant of COVID-19, which appears to be the most transmissible variant to date, has spread globally. The full impact of the Omicron variant, or any subsequent variants, cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Omicron variant and subsequent variants and the response by governmental bodies and regulators.

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

Cash and Cash Equivalents and Restricted Cash- The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. Balances held by the Company are typically in excess of Federal Deposit Insurance Corporation insured limits.

Following is a summary of cash, cash equivalents and restricted cash at December 31, 2021 and December 31, 2020:

(in thousands)	December 31, 2021	December 31, 2020
Cash and cash equivalents	$77,829	$63,560
Restricted cash – current	392	48
Restricted cash – long-term	-	391
Cash, cash equivalents and restricted cash	$78,221	$63,999

Current restricted cash of $392 thousand at December 31, 2021 relates to a certificate of deposit held as collateral for a letter of credit issued in connection with the Company’s lease for corporate office space. This restricted cash was classified as long-term restricted cash at December 31, 2020. Current restricted cash of $48 thousand at December 31, 2020 related to a credit card account.

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

Collaborative Arrangements - The Company follows the accounting guidance for collaboration agreements with third parties, which requires that certain transactions between the Company and collaborators be recorded in its consolidated statements of operations on either a gross basis or net basis, depending on the characteristics of the collaborative relationship, and requires enhanced disclosure of collaborative relationships. The Company evaluates its collaboration agreements for proper classification in its consolidated statements of operations based on the nature of the underlying activity. When the Company has concluded that it has a customer relationship with one of its collaborators, the Company follows the guidance of ASC 606.

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

FASB ASC 740 prescribes guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions. Tax positions must meet a “more-likely-than-not” recognition threshold to be recognized. There were no tax positions for which it is considered reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within the next year. The Company recognizes interest related to unrecognized tax benefits in interest expense and penalties in operating expenses

Net Loss Per Common Share - Basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding during the reporting period. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive. The Company issued pre-funded warrants in April 2020 and June 2020 that were considered outstanding shares for the purposes of calculating net loss per common share throughout 2020. As of December 31, 2020, all of the pre-funded warrants had been exercised.

For the years ended December 31, 2021 and 2020, the Company’s potentially dilutive shares, which include outstanding common stock options and warrants have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

(in thousands)	December 31, 2021	December 31, 2020
Options	1,362	815
Warrants	2,112	2,113
Total	3,474	2,928

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

 Accounting Standards Recently Issued– In May 2021, FASB issued ASU 2021-04, Earnings Per Share (topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718) and Derivatives and Hedging – Contracts in an Entity’s Own Equity (Subtopic 815-40) – Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which provides guidance of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The amendments in this ASU are effective January 1, 2022, including interim periods. Early adoption is permitted. The Company will apply the amendments prospectively to modifications or exchanges occurring on or after January 1, 2022. The Company will evaluate the impact of ASU 2017-09 on any future changes to the terms and conditions of its warrants.

In October 2021, FASB issued ASU 2021-08, Business Combinations (Topic 805), Account for Contract Assets and Contract Liabilities from Contracts with Customers, which provides guidance on accounting for contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. To achieve this, an acquirer may assess how the acquiree applied ASC 606 to determine what to record for the acquired revenue contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. The amendments of ASU 2021-08 are effective January 1, 2023, including interim periods. Early adoption is permitted, including adoption in an interim period. The Company will evaluate the impact of ASU 2021-08 on any future business combinations the Company may enter in the future.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance, which provides guidance on disclosure requirements to entities other than not-for-profit entities about transaction with a government that are accounted for by applying a grant or contribution accounting model by analogy. ASU 2021-10 requires an entity to make annual disclosures related to (1) the nature of the transactions and the related accounting policy used to account for the government transactions, (2) quantification and disclosure of amounts related to the government transactions included in balance sheet and income statement financial statement line items, and (3) significant terms and conditions of the government transactions, including commitments and contingencies. The amendments of ASU 2021-10 are effective January 1, 2022, including interim periods. The adoption of ASU 2021-10 is not expected to have a significant impact on the Company’s financial statements.

Note 2 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Prepaid insurance	$874	$792
Prepaid clinical trial expenses	543	457
Other prepaid expenses and other current assets	61	68
Total prepaid expenses and other current assets	$1,478	$1,317

 Note 3 - Property and Equipment

Property and equipment consisted of the following at December 31, 2021 and 2020:

		December 31,	December 31,
(in thousands)	Lives	2021	2020
Lab equipment	5 years	$476	$378
Office equipment and furniture	3 - 7 years	199	225
Less: accumulated depreciation		(335)	(291)
Property and equipment, net		$340	$312

Depreciation expense consisted of the following for the years ended December 31, 2021 and 2020, respectively:

	December 31,	December 31,
(in thousands)	2021	2020
Research and development	$88	$36
General administrative	17	18
Total Depreciation expense	$105	$54

Note 4 - Leases

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

At December 31, 2021, the Company has an operating lease for corporate office space and two finance leases for office equipment and furniture located in the corporate office space. In addition, the Company has auxiliary corporate office space that it rents on a month-to-month basis; this rental is accounted for as an operating lease with the same term as the Company’s main office in the same building.

The components of lease expense are as follows:

(in thousands)	Year ended December 31, 2021	Year ended December 31, 2020
Operating lease expense	$372	$372

Finance lease cost
Amortization of right-to-use assets	$81	$81
Interest on lease liabilities	$9	$16
Total finance lease cost	90	$97

Supplemental cash flow information related to leases are as follows:

	Year ended
(in thousands)	December 31, 2021	December 31, 2020
Cash flow information:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow use from operating leases	$377	$375
Operating cash flow use from finance leases	$9	$16
Financing cash flow use from finance leases	$85	$78

Non-cash activity:

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$83
Finance Leases	$-	$-

Weighted average remaining lease terms are as follows at December 31, 2021:

Weighted average remaining lease term:
Operating leases	0.6 years
Finance Leases	0.8 years

As the interest rate implicit in the leases was not readily determinable at the time that the leases were evaluated, the Company used its incremental borrowing rate based on the information available in determining the present value of lease payments. The Company’s incremental borrowing rate was based on the term of the lease, the economic environment of the lease and reflect the rate the Company would have had to pay to borrow on a secured basis. Below is information on the weighted average discount rates used at the time that the leases were evaluated:

Weighted average discount rates:
Operating leases	8%
Finance Leases	8%

Maturities of lease liabilities are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2022	252	64
2023	-	4
Total lease payments	$252	$68
Less imputed interest	(7)	(3)
Present value of lease liabilities	$245	$65

Note 5 - Other revenue

The Company has a grant from a government-sponsored entity for research and development related activities that provide for payments for reimbursed costs, which includes overhead and general and administrative costs as well as an administrative fee. The Company recognizes revenue from grants as it performs services under this arrangement. Associated expenses are recognized when incurred as research and development expense. Revenue of $0.2 million was recognized during year ended December 31, 2021.

The Company determined that certain collaborations with a third-party are within the scope of ASC 606. The collaboration agreement is made up of multiple modules related to various research activities. The Company identified a single performance obligation to provide research services within each module for which the Company receives monetary consideration. The third-party can choose to proceed with each module or can terminate the agreement at any time. The Company recognizes revenue for each module on a straight-line basis over the expected module period. Revenue for succeeding modules is not recognized until all contingencies are resolved, inclusive of the third-party’s ability to terminate the module. The consideration is recognized to revenue over each module and revenue recognized during the year ended December 31, 2021 was $0.9 million. Other liability consists of $1.0 million of deferred other revenue that is expected to be recognized during 2022.

Note 6 - Commitments and Contingencies

On June 15, 2012, the Company entered into a license and sponsored research agreement with Fred Hutchinson Cancer Research Center (“FHCRC”) to build upon previous and ongoing clinical trials with apamistamab (licensed antibody). FHCRC has completed both a Phase 1 and Phase 2 clinical trial with apamistamab. The Company has been granted exclusive rights to the antibody and related master cell bank developed by FHCRC. A milestone payment of $1 million will be due to FHCRC upon FDA approval of the first drug utilizing the licensed antibody. Upon commercial sale of the drug, royalty payments of 2% of net sales will be due to FHCRC.

Note 7 - Equity

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

In August 2020, the Company entered into the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC (“JonesTrading”), pursuant to which the Company may sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of its common stock. Shares of common stock are offered pursuant to the Company’s shelf registration statement on Form S-3 filed with the SEC on August 7, 2020. As of December 31, 2020, the Company had sold 2.1 million shares of common stock, resulting in gross proceeds of $22.6 million and net proceeds of $21.7 million. For the year ended December 31, 2021, the Company sold 4.6 million shares of common stock, resulting in gross proceeds of $36.5 million and net proceeds of $35.3 million.

2019 Amended and Restated Stock Plan

In December 2019, the Company’s 2019 Stock Plan was established. The expiration date of the plan is October 18, 2029 and the total number of shares of the Company’s common stock available for grant to employees, directors and consultants of the Company was 333,333 shares. At the Company’s Annual Meeting of Stockholders held on November 18, 2020, its stockholders authorized an increase in the number of shares authorized under the plan, resulting in the number of shares authorized in the plan to be 3,083,333 shares. At the Company’s Annual Meeting of Stockholders held on November 9, 2021, its stockholders authorized an increase in the number of shares authorized under the plan, resulting in the number of shares authorized in the plan to be 5,833,333 shares.

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

Stock Options

Following is a summary of stock option activity for the years ended December 31, 2021 and 2020:

(in thousands, except for per-share amount)	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value at December 31, 2021
Outstanding, January 1, 2020	380	35.10	7.88	155
Granted	458	9.99
Cancelled	(23)	16.84
Outstanding, December 31, 2020	815	21.53	8.51	120
Granted	881	6.43
Exercised	(1)	6.69
Cancelled	(333)	18.78
Outstanding, December 31, 2021	1,362	12.45	8.69	-

Exercisable, December 31, 2021	354	27.04	6.92	-

During 2021, the Company granted its employees and members of the Board of Directors options to purchase 881 thousand shares of common stock with an exercise price ranging from $6.02 to $9.25 per share, a term of 10 years, and a vesting period from 4 to 4.2 years. The options have an aggregated fair value of $3.9 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate range from 0.65% to 1.28% (2) expected life of 6 years, (3) expected volatility range from 79.8% to 85.1%, and (4) zero expected dividends.

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

During the years ended December 31, 2021 and 2020, options to purchase 333 thousand and 23 thousand common shares were cancelled, respectively, upon the termination of employment. During 2021, 1 thousand options were exercised for shares of common stock. There were no exercises of options during 2020.

The fair values of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at December 31, 2021 was $4.9 million related to unvested options, which is expected to be expensed over a weighted average of 3.3 years. During 2021 and 2020, the Company recorded total option expense of $1.5 million and $1.2 million, respectively.

Pre-funded Warrants

As part of the April 2020 offering and the June 2020 offering, the Company issued pre-funded warrants. Each pre-funded warrant had an exercise price of $0.003 per share and was exercisable immediately upon issuance. The pre-funded warrants did not have an expiration date. During 2020 all the pre-funded warrants were exercised for shares of common stock.

Warrants

Following is a summary of warrant activities for the years ended December 31, 2021 and 2020:

(in thousands, except for per-share amounts)	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2020	2,871	20.71	2.95	301
Granted	-	-
Exercised	(2)	15.00
Cancelled	(756)	20.99
Outstanding, December 31, 2020	2,113	20.55	2.76	362
Granted	1	8.30
Exercised	-	-
Cancelled	(2)	50.17
Outstanding, December 31, 2021	2,112	20.52	1.76	276

Exercisable, December 31, 2021	2,108	20.12	1.76	276

The Company has an outstanding warrant to purchase 1,907 shares of common stock, issued on March 14, 2017 to Sandesh Seth, the Company’s Chairman and Chief Executive Officer. The warrant included down-round protection up until it was amended on August 11, 2020. For warrants with down-round protection, a deemed dividend is recorded for the change in fair value of the warrants when the down-round provision is triggered. As a result of the April 2020 offering and June 2020 offering, the exercise price of the warrant was reset from $26.40 per share to $15.62 per share. The down-round protection provision in the above warrants created a deemed dividend to common stockholders of $1 thousand in the year ended December 31, 2020 which is reflected in the accompanying consolidated statement of operations and consolidated statement of changes in stockholders’ equity. On August 11, 2020, the Company and Mr. Seth agreed to amend the warrant to remove the anti-dilution provision that had been in the warrant. Accordingly, pursuant to the amendment, as of August 11, 2020, the exercise price of the warrant will no longer be subject to a proportional adjustment if and when the Company issues any shares of its common stock for a consideration less than the exercise price of the warrant. All other terms of the warrant remained the same.

During the years ended December 31, 2021 and 2020, the Company recorded stock-based compensation expense related to warrants of $16 thousand and $13 thousand, respectively.

Note 8 - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2021 and 2020 are as follows:

(in thousands)	2021	2020
Deferred tax assets:
Net operating losses carry forward	$36,405	$33,955
Share-based compensation	1,213	1,689
Research and development/orphan drug credits	14,536	12,638
Intangibles	10,426	7,873
Others	19	19
Less: valuation allowance	(62,599)	(56,174)
Deferred tax assets, net	$-	$-

The Company has recorded a valuation allowance of $62.6 million and $56.2 million against its deferred tax assets at December 31, 2021 and 2020 respectively, because management determined that it is not more-likely-than not that those assets will be realized.

For federal income tax purposes, the Company has $163.0 million of unused net operating losses (“NOLs”) at December 31, 2021 available for carry forward to future years. NOLs of $120.8 million generated prior to 2018 will begin to expire if unused in 2022. NOLs generated in 2018 and later years of $42.2 million have an indefinite life, but will be limited to 80% of their value if used in a tax year ending after January 1, 2022.

For state income tax purposes, the Company has $87.9 million of unused NOLs at December 31, 2021 available for carry forward to future years. These NOLs will begin to expire in 2034 if unused.

The Company has federal research and development tax credits of $2.9 million at December 31, 2021 which will begin to expire in 2034 if unused and orphan drug credits of $11.6 million which will begin to expire in 2028 if unused.

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

The difference between the income tax provision and the amount that would result if the U.S. Federal statutory rates were applied to pre-tax losses for the year ended December 31, 2021 and 2020 are as follows:

(in thousands)	December 31, 2021		December 31, 2020

Federal statutory income taxes	$(5,202)	(21.0)%	$(4,665)	(21.0)%
State income taxes	(373)	(1.5)%	56	0.3%
Deferred true-up	562	2.3%	(64)	(0.3)%
Research and development/orphan drug tax credit	(1,898)	(7.7)%	(1,766)	(8.0)%
Other	486	2.0%	202	0.9%
Change in valuation allowance	6,425	25.9%	6,237	28.1%
Provision for income tax	$-	-	$-	-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure controls and procedures. The Company, under the supervision and with the participation of its management, including the Company’s principal executive officer and principal financial and accounting officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s principal executive officer and principal financial and accounting officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2021 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management concluded that as of December 31, 2021, the Company’s internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION.

Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The names, positions and ages of our directors and executive officers as of March 25, 2022, are as follows:

Name	Age	Position
Sandesh Seth	57	Chairman and Chief Executive Officer

Steve O’Loughlin	37	Chief Financial Officer (Principal Financial and Accounting Officer)

Jeffrey W. Chell M.D.	67	Director

David Nicholson, Ph.D.	66	Lead Independent Director

Richard I. Steinhart	64	Director

Ajit S. Shetty, Ph.D.	75	Director

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

Term of Office

Our directors are divided into three classes, designated Class I, Class II and Class III. Class I shall consists of two directors, Class II shall consist of one director, and Class III consists of one director. The term of office for each Class I director expires at 2023 Annual Meeting of Stockholders; the term of office for each Class II director expires at the 2024 annual meeting of stockholders; and the term of office for each Class III director expires at the 2022 annual meeting of stockholders.

The term of each director is set forth below or until their successors are duly elected:

Director	Class	Term (from 2021 Annual Meeting)

David Nicholson	Class I	2 years
Richard Steinhart	Class I	2 years
Sandesh Seth	Class II	3 years
Jeffrey W. Chell	Class II	3 years
Ajit Shetty	Class III	1 year

Notwithstanding the foregoing, each director shall serve until his successor is duly elected and qualified, or until his retirement, death, resignation or removal.

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

Chief Executive Officer Compensation

On August 12, 2020, we and Mr. Seth entered into an employment agreement whereby Mr. Seth will serve as Chairman and Chief Executive Officer until February 24, 2024, unless terminated earlier as set forth in the employment agreement.

Under the terms of the employment agreement, Mr. Seth is entitled to (i) a base salary, which will be determined by the Board and adjusted to be competitively aligned to a range between the 25th and 75th percentile of the relevant market data of chief executive officer positions of similarly situated publicly companies, (ii) a performance bonus with a target of 50% of his annual base salary as well as other multipliers as determined by the Board and (iii) options to purchase shares of common stock of the Company as the Board may grant. For 2020, Mr. Seth’s annual base salary was set at $578,191, and for 2021, his annual base salary was set at $615,000.

When and if granted, options will have an exercise price equal to the closing price of the Company’s common stock on the date of the approval, and 2% of the grant will vest each month from the grant date until fully vested, in accordance with the 2013 Stock Plan and 2019 Plan. The options will expire 10 years from the grant date, subject to Mr. Seth’s continuing service with the Company. Mr. Seth also receives the standard benefits available to other similarly situated employees.

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

Chief Financial Officer/Principal Financial Officer Compensation

On August 12, 2020, we entered into an employment agreement with Mr. O’Loughlin, pursuant to which he serves as Chief Financial Officer of the Company. Under the terms of the employment agreement, Mr. O’Loughlin is entitled to (i) a base salary, which shall be determined by the Board, (ii) a performance bonus, which may be up to 30% of the annual base salary based upon the achievement of certain objectives such as the Board shall determine and (iii) options to purchase shares of common stock of the Company as the Board may grant. For 2020, Mr. O’Loughlin’s annual base salary was set at $330,000, and for 2021, his annual base salary was set at $370,000.

When and if granted, options will have an exercise price equal to the closing price of the Company’s common stock on the date of the approval, and 2% of the grant will vest each month from the grant date until fully vested, in accordance with the 2013 Stock Plan and 2019 Plan. The options will expire 10 years from the grant date, subject to Mr. O’Loughlin’s continuing service with the Company. Mr. Loughlin will also receive the standard benefits available to other similarly situated employees.

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

Board of Directors Meetings and Attendance

During 2021, our Board of Directors held fourteen meetings and did not act by unanimous written consent. Each director attended all of the meetings of our Board and of any committees of which he was a member during the year ended December 31, 2021.

Committees of the Board of Directors

Our Board of Directors has formed three standing committees: Audit, Compensation and Nominating and Corporate Governance. Actions taken by our committees are reported to the full board. Each of our committees has a charter and each charter is posted on our website.

Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Richard I. Steinhart*	David Nicholson*	Ajit S. Shetty*
Jeffrey W. Chell	Jeffrey W. Chell	David Nicholson
Ajit S. Shetty	Ajit S. Shetty	Richard I. Steinhart

*	Indicates committee chair

Audit Committee

Our Audit Committee, which currently consists of three directors, provides assistance to our Board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, financial reporting, internal control and compliance functions of the Company. The Board has determined that Mr. Steinhart is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our Audit Committee employs an independent registered public accounting firm to audit the financial statements of the Company and perform other assigned duties. Further, our Audit Committee provides general oversight with respect to the accounting principles employed in financial reporting and the adequacy of our internal controls. In discharging its responsibilities, our Audit Committee may rely on the reports, findings and representations of the Company’s auditors, legal counsel, and responsible officers. Our Board has determined that all members of the Audit Committee are financially literate within the meaning of SEC rules and under the current listing standards of the NYSE American. The Audit Committee met four times during 2021. Each member of the Audit Committee was present at all of the Audit Committee meetings held during 2021.

Compensation Committee

Our Compensation Committee, which currently consists of three directors, establishes executive compensation policies consistent with the Company’s objectives and stockholder interests. The Compensation Committee met one time during 2021. Each member of the Compensation Committee was present at the meeting held in 2021. Our Compensation Committee also reviews the performance of our executive officers and establishes, adjusts and awards compensation, including incentive-based compensation, as more fully discussed below. In addition, our Compensation Committee generally is responsible for:

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

Outside consulting firms retained by our compensation committee and management also will, if requested, provide assistance to the Compensation Committee in making its compensation-related decisions. We paid consultant fees to StreeterWyatt of $22,000 during the year ended December 31, 2021.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee, which currently consists of three directors is charged with the responsibility of reviewing our corporate governance policies and proposing potential director nominees to the Board for consideration. The Nominating and Corporate Governance Committee was formed on November 4, 2021 and met one time during 2021.

Our Nominating and Corporate Governance Committee’s primary responsibilities and obligations include, among other things:

●	overseeing the administration of our Code of Business Ethics and Conduct and related policies;

●	leading the search for and recommending individuals qualified to become members of the Board, and selecting director nominees to be presented for election by the shareholders at each annual meeting;

●	ensuring, in cooperation with the Compensation Committee, that no agreements or arrangements are made with directors or relatives of directors for providing professional or consulting services to us or our affiliate or individual officer or one of their affiliated, without appropriate review and evaluation for conflicts of interest;

●	assessing the independence of directors annually and report to the Board;

●	recommending to the Board for its approval, the leadership structure of the Board, including whether the Board should have an executive or non-executive Chairman, whether the roles of Chairman and Chief Executive Officer should be combined, and whether a Lead Director of the Board should be appointed; provided that such structure shall be subject to the bylaws of the Company then in effect;

●	ensuring that Board members do not serve on more than six other for-profit public company boards that have a class of securities registered under the Exchange Act in addition to the Board;

●	reviewing the Board’s committee structure and to recommend to the Board for its approval directors to serve as members of each committee as well as recommendations for committee chairs;

●	reviewing and recommending changes to procedures whereby shareholders may communicate with the Board;

●	reviewing recommendations received from shareholders for persons to be considered for nomination to the Board;

●	monitoring compliance with our corporate governance guidelines;

●	developing and implementing an annual self-evaluation of the Board, both individually and as a Board, and of its committees;

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

Our approach toward Board diversity takes into consideration the overall composition and diversity of the Board and areas of expertise that director nominees may be able to offer, including business experience, knowledge, abilities, customer relationships and appropriate perspectives on environmental, social and governance matters. Generally, we strive to assemble and maintain a Board that brings to us a variety of perspectives and skills derived from business and professional experience as we may deem are in our and our stockholders’ best interests. In doing so, we also consider candidates with appropriate non-business backgrounds.

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

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of December 31, 2021, our executive officers and directors have complied on a timely basis with all Section 16(a) filing requirements.

Compensation Discussion and Analysis

Our Compensation Committee of our Board of Directors has the responsibility to review, determine and approve the compensation for our executive officers. Further, our Compensation Committee oversees our overall compensation strategy, including compensation policies, plans and programs that cover all employees. At our 2019 Annual Meeting of Stockholders, our Stockholders voted on an advisory basis with respect to our compensation program during 2018 for named executive officers. Of the votes cast (excluding abstentions and broker non-votes), 72.1% were cast in support of the program. In light of this, in reviewing the executive compensation program for 2020 and 2021, our Compensation Committee decided to retain the general overall program design, which ties a significant portion of the executives’ pay closely with our performance. In the future, our Compensation Committee will continue to consider the executive compensation program in light of changing circumstances and stockholder feedback.

We currently employ two executive officers, each of whom serves as a “Named Executive Officer” (or NEO) for purposes of SEC reporting: (1) Sandesh Seth, our Chairman and Chief Executive Officer (who we refer to in this Compensation Discussion and Analysis as our CEO) and (2) Steve O’Loughlin, our Chief Financial Officer. Two executive officers, who were formerly NEOs, Mark Berger, our former Chief Medical Officer and Dale Ludwig, our former Chief Scientific and Technology Officer, both resigned from the Company during 2021.

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

Equity Incentive Compensation

We view long-term compensation, currently in the form of stock options generally vesting in annual increments over four years, as a tool to align the interests of our NEOs and employees generally with the creation of stockholder value, to motivate our employees to achieve and exceed corporate and individual objectives and to encourage them to remain employed by the company. While cash compensation is a significant component of employees’ overall compensation, the Compensation Committee and our board of directors (as well as our NEOs) believe that the driving force of any employee working in a small biotechnology company should be strong equity participation. We believe that this not only creates the potential for substantial longer-term corporate value but also serves to motivate employees and retain their loyalty and commitment with appropriate personal compensation.

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

Performance Bonus Plan

Concurrently with the beginning of each calendar year, preliminary corporate goals that reflect our business priorities for the coming year are prepared by the CEO with input from the other executive officers. These goals are weighted by relative importance. The draft goals and proposed weightings are presented to the Compensation Committee and the Board and discussed, revised as necessary, and then approved by our board of directors. The Compensation Committee then reviews the final goals and their weightings to determine and confirm their appropriateness for use as performance measurements for purposes of the bonus program. The goals and/or weightings may be re-visited during the year and potentially restated in the event of significant changes in corporate strategy or the occurrence of significant corporate events. Following the agreement of our Board on the corporate objectives, the goals are then shared with all employees in formal meetings and are reviewed periodically throughout the year.

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

We paid consultant fees to StreeterWyatt of $22,000 during the year ended December 31, 2021. NEOs may have indirect input in the compensation results for other executive officers by virtue of their participation in the performance review and feedback process for the other executive officers.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information regarding the compensation earned during the years ended December 31, 2021 and 2020 for our named executive officers.

Name/Position	Year	Salary	Bonus (1)	Option Awards (2)	All Other Compensation	Total
Sandesh Seth	2021	$615,000	$430,000	$1,290,323	$-	$2,335,323
Chairman and Chief Executive Officer	2020	$578,191	$315,000	$938,537	$-	$1,831,728

Mark Berger (3)	2021	$304,962	$-	$279,395	$-	$584,357
Former Chief Medical Officer	2020	$415,000	$100,000	$314,958	$-	$829,958

Dale Ludwig (4)	2021	$213,068	$-	$-	$-	$213,068
Former Chief Scientific and Technology Officer	2020	$375,000	$105,000	$337,453	$-	$817,453

Steve O’Loughlin	2021	$370,000	$150,000	$447,034	$-	$967,034
Chief Financial Officer	2020	$330,000	$90,000	$398,640	$-	$818,640

(1)	The bonus disclosed in this column relates to performance in the prior year, but was contingent upon board approval, and was paid in the year disclosed.
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

(3)	On September 24, 2021, Dr. Berger resigned as the Chief Medical Officer

(4)	On July 26, 2021, Dr. Ludwig resigned as the Chief Scientific and Technology Officer

Narrative Disclosure to Summary Compensation Table

For a discussion of the material terms of each named executive officer’s employment agreement or arrangement, refer to the sections above titled “Directors, Executive Officers and Corporate Governance—Chief Executive Officer Compensation” and “Directors, Executive Officers and Corporate Governance—Chief Financial Officer/Principal Financial Officer Compensation.”

On September 1, 2021, Mr. Seth was granted an option to purchase 310,182 shares of common stock and Mr. O’Loughlin was granted an option to purchase 107,463 shares of common stock. The options have an exercise price of $6.07 per share and will expire on September 1, 2031. Pursuant to the terms of the Company’s Amended and Restated 2019 Stock Plan, 2% of the options will vest each month from September 1, 2021 until fully vested.

Director Compensation

The following table sets forth the compensation of our non-employee directors for the year ended December 31, 2021:

Name	Fees Earned	Stock Awards	Option Awards (1)(2)	All Other Compensation	Total

Jeffrey W. Chell	$51,000	-	$76,338	-	$127,338
David Nicholson	$63,000	-	$76,338	-	$139,338
Ajit J. Shetty	$58,500	-	$76,338	-	$134,838
Richard Steinhart	$63,000	-	$76,338	-	$139,338

(1)	The dollar amounts in this column represent the aggregate grant date fair value of all option awards granted during the indicated year. These amounts have been calculated in accordance with FASB ASC Topic 718, using the Black-Scholes option-pricing model. For a discussion of valuation assumptions, see Note 6 to our financial statements. These amounts do not necessarily correspond to the actual value that may be recognized from the option awards by the NEOs.

(2)	At December 31, 2021, the aggregate number of option awards outstanding for each director was as follows: (i) for Dr. Chell, 40,017, (ii) for Dr. Nicholson, 46,679, (iii) for Dr. Shetty, 40,017, and (iv) for Mr. Steinhart, 45,015.

Our non-employee directors are paid an annual fee of $40,000 and receive annual option grants. Dr. Nicholson as Lead Director receives an additional annual fee of $10,000. Board committee members receive the following compensation:

BOD Committee	Chairman	Member

Audit	$20,000	$6,000
Compensation	$10,000	$5,000
Nominating and Corporate Governance	$7,500	$3,000

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END - 2021

The following table sets forth all unexercised options that have been awarded to our named executives by the Company that were outstanding as of December 31, 2021.

	Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) (Exercisable) (b)		Number of Securities Underlying Unexercised Options (#) (Unexercisable) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)

Sandesh Seth	832	(1)	-	-	45.05	8/30/2022	-	-	-	-
	832	(1)	-	-	45.05	12/19/2022	-	-	-	-
	9,333	(1)	-	-	183.90	9/23/2024	-	-	-	-
	5,000	(1)	-	-	107.40	2/15/2025	-	-	-	-
	16,666	(1)	-	-	59.70	4/15/2026	-	-	-	-
	24,998	(1)	-	-	41.70	3/14/2027	-	-	-	-
	27,333	(2)	6,000	-	23.487	7/13/2028	-	-	-	-
	29,000	(2)	21,000	-	6.96	7/12/2029	-	-	-	-
	44,496	(2)	94,566	-	9.55	8/12/2030	-	-	-	-
	18,610	(2)	291,572	-	6.07	9/01/2031	-	-	-	-

Steve O’Loughlin	3,333	(1)	-	-	53.70	9/28/2025	-	-	-	-
	1,666	(1)	-	-	59.70	4/15/2026	-	-	-	-
	3,333	(1)	-	-	41.70	3/14/2027	-	-	-	-
	7,243	(2)	1,590	-	23.487	7/13/2028	-	-	-	-
	7,733	(2)	5,600	-	6.96	7/12/2029	-	-	-	-
	18,896	(2)	40,170	-	9.55	8/12/2030	-	-	-	-
	6,447	(2)	101,016	-	6.07	9/01/2031	-	-	-	-

(1)	Fully vested.

(2)	Pursuant to the terms of the Company’s 2013 Stock Plan, 2% of these options vest each month from the date of grant.

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

We maintain a general liability insurance policy that covers liabilities of directors and officers of our corporation arising out of claims based on acts or omissions in their capacities as directors or officers. We have also entered into Indemnification Agreements with our executive officers and directors.

At the present time, there is no pending litigation or proceeding involving a director, officer, employee, or other agent of ours in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding that may result in a claim for such indemnification.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our Common Stock as of March 25, 2022 held by (i) each person known to us to be the beneficial owner of more than five percent (5%) of any class of our shares; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held.  Shares of Common Stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of March 25, 2022, are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person.  Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Unless otherwise indicated, the principal address of each of the persons below is c/o Actinium Pharmaceuticals, Inc., 275 Madison Ave, 7th floor, New York, NY 10016.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Ownership(a)
Beneficial Owners of 5% or More of Our Common Stock
Michael Bigger	1,314,106	(1)	5.9%

Name Executive Officers and Directors
Sandesh Seth	235,738	(2)	1.0%
Steve O’Loughlin	68,702	(3)	*
Jeffrey W. Chell, M.D.	16,888	(4)	*
David Nicholson, Ph.D.	23,883	(5)	*
Ajit S. Shetty, Ph.D.	17,645	(6)	*
Richard I. Steinhart	22,182	(7)	*
All Directors and Officers as a Group (6 persons)	385,038	(8)	1.7%

*	less than 1%

(a)	Based on 22,143,974 shares of common stock outstanding as of March 25, 2022

(1)	The address of record is 2250 Red Springs Drive, Las Vegas, NV 89135. Based on the beneficial owner’s Schedule 13G filed February 9, 2022, shares beneficially owned consist of 323,236 shares of Common Stock owned by Bigger Capital Fund, LP (“Bigger Capital”), 118,417 shares of Common Stock issuable upon exercise of Warrants owned by Bigger Capital, 513,099 shares of Common Stock owned by District 2 Capital Fund LP (“District 2 CF”), 160,475 shares of Common Stock issuable upon exercise of Warrants owned by District 2 CF, 150,000 shares of Common Stock held by Mr. Bigger through an IRA and another account, 107,771 shares of Common Stock through an IRA held by Patricia Winter, the spouse of Mr. Bigger and an aggregate of 220,000 shares of Common Stock through an IRA held by the sons of Mr. Bigger. The warrants are subject to a 4.99% beneficial ownership limit. The number of shares and percentage set forth above assume the no exercise of the warrants due to the beneficial ownership limit. Mr. Bigger disclaims beneficial ownership of these securities.

(2)	Excludes warrants to purchase an aggregate of 12,518 shares of common stock of the Company at par value per share, exercisable on a cashless basis issued to Amrosan, LLC as the warrants are not exercisable upon less than 90 days’ notice. The holder may waive the 90-day exercise notice requirement by giving 65 days prior notice of such waiver. Excludes warrants to purchase an aggregate of 11,767 shares of common stock issued to Carnegie Hill Asset Partners and irrevocable trust linked to Mr. Seth’s family and warrants to purchase an aggregate of 24,035 shares of common stock issued to Bioche Asset Management, LLC, a partnership in which the majority member interest is owned by the family of Mr. Seth, whose terms are the same as those issued to Amrosan LLC. On August 30, 2012 and December 19, 2012, Mr. Seth was granted options to purchase an aggregate of 1,664 shares of common stock at an exercise price of $45.05 per share. On September 23, 2014, Mr. Seth was granted an option to purchase 9,333 shares of common stock with an exercise price of $183.90 per share. On February 18, 2015, Mr. Seth was granted an option to purchase 5,000 shares of common stock with an exercise price of $107.40 per share. On April 15, 2016, Mr. Seth was granted an option to purchase 16,666 shares of common stock at an exercise price of $59.70 per share. On March 14, 2017, Mr. Seth was granted options to purchase an aggregate of 24,998 shares of common stock at an exercise price of $41.70 per share. On July 13, 2018, Mr. Seth was granted an option to purchase 33,333 shares of common stock at an exercise price of $23.487 per share. On July 12, 2019, Mr. Seth was granted an option to purchase 50,000 shares of common stock at an exercise price of $6.96 per share. On August 12, 2020, Mr. Seth was granted an option to purchase 139,062 shares of common stock at an exercise price of $9.55 per share. On September 1, 2021, Mr. Seth was granted an option to purchase 310,182 shares of common stock at an exercise price of $6.07 per share. All options are subject to vesting. Within 60 days of March 25, 2022, options to purchase an aggregate of 230,357 shares of common stock will have vested. Includes 5,381 shares of common stock.

(3)	On October 1, 2015, Mr. O’Loughlin was granted options to purchase 3,333 shares of common stock with an exercise price of $53.70 per share. On April 15, 2016, Mr. O’Loughlin was granted options to purchase of 1,666 shares of common stock at an exercise price of $59.70 per share. On March 14, 2017, Mr. O’Loughlin was granted options to purchase 3,333 shares of common stock at an exercise price of $41.70 per share. On July 13, 2018, Mr. O’Loughlin was granted an option to purchase 8,833 shares of common stock at an exercise price of $23.487 per share. On July 12, 2019, Mr. O’Loughlin was granted an option to purchase 13,333 shares of common stock at an exercise price of $6.96 per share. On August 12, 2020, Mr. O’Loughlin was granted an option to purchase 59,066 shares of common stock at an exercise price of $9.55 per share. On September 1, 2021, Mr. O’Loughlin was granted an option to purchase 107,463 shares of common stock at an exercise price of $6.07 per share. All options are subject to vesting. Within 60 days of March 25, 2022, options to purchase an aggregate of 67,519 shares of common stock will have vested. Includes 1,183 shares of common stock.

(4)	On April 27, 2018, Dr. Chell was granted an option to purchase 2,500 shares of common stock with an exercise price of $10.41 per share. On July 13, 2018, Dr. Chell was granted an option to purchase 2,500 shares of common stock at an exercise price of $23.487 per share. On July 12, 2019, Dr. Chell was granted an option to purchase 8,333 shares of common stock at an exercise price of $6.96 per share. On August 12, 2020, Dr. Chell was granted an option to purchase 8,333 shares of common stock at an exercise price of $9.55 per share. On September 1, 2021, Dr. Chell was granted an option to purchase 18,351 shares of common stock at an exercise price of $6.07 per share. All options are subject to vesting. Within 60 days of March 25, 2022, options to purchase an aggregate of 16,888 shares of common stock will have vested.

(5)	On February 12, 2012, Dr. Nicholson was granted an option to purchase 1,665 shares of common stock at an exercise price of $23.51 per share and on August 12, 2012 and December 19, 2012, Dr. Nicholson was granted options to purchase an aggregate of 1,664 shares of common stock at an exercise price of $45.05 per share. On February 18, 2015, Dr. Nicholson was granted an option to purchase 833 shares of common stock with an exercise price of $107.40 per share. On April 15, 2016, Dr. Nicholson was granted an option to purchase 2,500 shares of common stock at an exercise price of $59.70 per share. On March 14, 2017, Dr. Nicholson was granted an option to purchase 2,500 shares of common stock at an exercise price of $41.70 per share. On July 13, 2018, Dr. Nicholson was granted an option to purchase 2,500 shares of common stock at an exercise price of $23.487 per share. On July 12, 2019, Dr. Nicholson was granted an option to purchase 8,333 shares of common stock at an exercise price of $6.96 per share. On August 12, 2020, Dr. Nicholson was granted an option to purchase 8,333 shares of common stock at an exercise price of $9.55 per share. On September 1, 2021, Dr. Nicholson was granted an option to purchase 18,351 shares of common stock at an exercise price of $6.07 per share. All options are subject to vesting. Within 60 days of March 25, 2022, options to purchase an aggregate of 23,550 shares of common stock will have vested. Includes 333 shares of common stock.

(6)	On March 28, 2017, Dr. Shetty was granted an option to purchase 2,500 shares of common stock with an exercise price of $47.40 per share. On July 13, 2018, Dr. Shetty was granted an option to purchase 2,500 shares of common stock at an exercise price of $23.487 per share. On July 12, 2019, Dr. Shetty was granted an option to purchase 8,333 shares of common stock at an exercise price of $6.96 per share. On August 12, 2020, Dr. Shetty was granted an option to purchase 8,333 shares of common stock at an exercise price of $9.55 per share. On September 1, 2021, Dr. Shetty was granted an option to purchase 18,351 shares of common stock at an exercise price of $6.07 per share. All options are subject to vesting. Within 60 days of March 25, 2022, options to purchase an aggregate of 16,888 shares of common stock will have vested. Includes 757 shares of common stock.

(7)	On December 16, 2013 Mr. Steinhart was granted an option to purchase 1,665 shares of common stock at an exercise price of $201.00 per share. On February 18, 2015, Mr. Steinhart was granted an option to purchase 833 shares of common stock at an exercise price of $107.40 per share. On April 15, 2016, Mr. Steinhart was granted an option to purchase 2,500 shares of common stock at an exercise price of $59.70 per share. On March 14, 2017, Mr. Steinhart was granted an option to purchase 2,500 shares of common stock at an exercise price of $41.70 per share. On July 13, 2018, Mr. Steinhart was granted an option to purchase 2,500 shares of common stock at an exercise price of $23.487 per share. On July 12, 2019, Mr. Steinhart was granted an option to purchase 8,333 shares of common stock at an exercise price of $6.96 per share. On August 12, 2020, Mr. Steinhart was granted an option to purchase 8,333 shares of common stock at an exercise price of $9.55 per share. On September 1, 2021, Mr. Steinhart was granted an option to purchase 18,351 shares of common stock at an exercise price of $6.07 per share. All options are subject to vesting. Within 60 days of March 25, 2022, options to purchase an aggregate of 21,866 shares of common stock will have vested. Includes 316 shares of common stock.

(8)	Includes vested options to purchase 377,068 shares of common stock and 7,970 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

None.

Director Independence

For disclosures regarding our policies relating to director independence, refer to the section above titled “Directors, Executive Officers and Corporate Governance—Corporate Governance—Director Independence.”

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The table below shows the aggregate fees billed for professional services for the audits and audit-related fees of the Company’s annual financial statements included in Form 10-K for the years ending December 31, 2021 and 2020, respectively, by Marcum LLP (PCAOB ID Number 688).

	Year Ended December 31, 2021	Year Ended December 31, 2020
Audit Fees	$128,400	$130,004
Audit – Related Fees	20,600	83,630
Tax Fees	-	-
All Other Fees	-	-
Total	$149,000	$213,634

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

All of the services rendered by Marcum in 2021 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
1.1	Underwriting Agreement, dated September 28, 2016, by and between H.C. Wainwright & Co., LLC and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 1.1 to Form 8-K filed on September 29, 2016).

1.2	At Market Issuance Sales Agreement, dated March 16, 2017, between FBR Capital Markets & Co, and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 1.2 to Form S-3 filed on March 16, 2017).

1.3	Amended and Restated At-the-Market Market Issuance Sales Agreement, dated July 3, 2017, among FBR Capital Markets & Co., MLV & Co. LLC, JonesTrading Institutional Services LLC, and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on August 4, 2017).

1.4	Underwriting Agreement, dated as of July 28, 2017, by and between Actinium Pharmaceuticals, Inc. and Oppenheimer & Co. Inc. as representative of the several underwriters party thereto (incorporated by reference to Exhibit 1.1 to Form 8-K filed on July 28, 2017).

1.5	Dealer-Manager Agreement, dated February 15, 2018, between Maxim Group LLC and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 1.1 to Form 8-K filed on February 15, 2018).

1.6	Underwriting Agreement, dated April 18, 2019, by and between Actinium Pharmaceuticals, Inc. and William Blair & Company, LLC (incorporated by reference to Exhibit 1.1 to Form 8-K filed on April 18, 2019).

1.7	Underwriting Agreement, dated as of April 21, 2020, by and between Actinium Pharmaceuticals, Inc. and H.C. Wainwright & Co., LLC. (incorporated by reference to Exhibit 1.1 to Form 8-K filed on April 24, 2020).

1.8	Capital on Demand™ Sales Agreement, dated August 7, 2020, by and between Actinium Pharmaceuticals, Inc. and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.2 to Registration Statement on Form S-3 filed on August 7, 2020).

2.1	Share Exchange Agreement, dated December 28, 2012, by and among Cactus Ventures, Inc., Actinium Pharmaceuticals, Inc., Diane S. Button, and the shareholders of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on January 2, 2013).

2.2	Share Exchange Agreement, dated March 11, 2013, by and among Cactus Ventures, Inc., Actinium Pharmaceuticals, Inc, and the shareholders of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 11, 2013).

2.3	Share Exchange Agreement, dated August 22, 2013, by and among Actinium Pharmaceuticals, Inc, Actinium Corporation, and the shareholders of Actinium Corporation (incorporated by reference to Exhibit 2.3 to Form S-1/A filed on August 22, 2013).

3.1	Certificate of Incorporation of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on April 17, 2013).

3.2	Certificate of Amendment to Certificate of Incorporation filed January 7, 2014 (incorporated by reference to Exhibit 3.5 to Form S-1 filed on January 31, 2014).

3.3	Certificate of Amendment to Certificate of Incorporation filed February 3, 2014. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 7, 2014).

3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 4, 2015).

3.5	Certificate of Amendment to Actinium’s Certificate of Incorporation, as amended, filed on February 26, 2018 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 26, 2018).

3.6	Certificate of Amendment to Actinium’s Certificate of Incorporation, as amended, filed on March 6, 2019 (incorporated by reference to Exhibit 3.7 to Form 10-K filed on March 15, 2019).

3.7	Certificate of Amendment to Certificate of Incorporation, as amended, filed on June 16, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 16, 2020).

3.8	Amended and Restated Bylaws, dated August 8, 2018 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on August 9, 2018).

3.9	Amendment to the Amended and Restated Bylaws, dated May 7, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 5, 2020).

4.1	Form of Common Stock Warrant, dated December 27, 2013 and January 10, 2014 (incorporated by reference to Exhibit 4.8 to Form S-1 filed on January 31, 2014).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 6, 2015).

4.3	Form of Warrant (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 28, 2017).

4.4	Form of Warrant Agency Agreement between Action Stock Transfer Corporation and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 15, 2018).

4.5	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to Form 8-K filed on February 15, 2018).

4.6	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to Form 8-K filed on February 15, 2018).

4.7	Form of Non-Transferable Subscription Rights Certificate (incorporated by reference to Exhibit 4.4 to Form 8-K filed on February 15, 2018).

4.8	Revised Form of Non-Transferable Subscription Rights Certificate. (incorporated by reference to Exhibit 4.1 to Form 8-K filed on February 26, 2018).

4.9	Amendment to Warrant to Purchase Common Stock, dated November 8, 2018, issued to Amrosan LLC (incorporated by reference to Exhibit 4.1 to Form 10-Q filed on November 9, 2018).

4.10	Amendment to Warrant to Purchase Common Stock, dated November 8, 2018, issued to Carnegie Hill Partners (incorporated by reference to Exhibit 4.2 to Form 10-Q filed on November 9, 2018).

4.11	Amendment to Warrant to Purchase Common Stock, dated November 8, 2018, issued to Bioche Asset Management, LLC (incorporated by reference to Exhibit 4.3 to Form 10-Q filed on November 9, 2018).

4.12	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 18, 2019).

4.13	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 24, 2020).

4.14	Form of Pre-Funded Common Stock Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on June 18, 2020).

4.15	Description of Securities (incorporated by reference to Exhibit 4.15 to Form 10 K filed on March 31, 2021)

10.1#	Third Amendment to the 2013 Amended and Restated Stock Plan, effective as of December 22, 2015 (incorporated by reference to Exhibit 10.56 to Form 10-K filed on March 11, 2016).

10.2	Office Space License Agreement, dated March 19, 2016, by and between Actinium Pharmaceuticals, Inc. and Relmada Therapeutics, Inc. (incorporated by reference to Exhibit 10.57 to Form 10-K filed on March 11, 2016).

10.3#	Fourth Amendment to the 2013 Amended and Restated Stock Plan, effective as of December 13, 2016 (incorporated by reference to Exhibit 1.1 to Form 8-K filed on December 14, 2016).

10.4#	Fifth Amendment to the 2013 Amended and Restated Stock Plan, as amended (incorporated by reference to Exhibit 10.59 to Form 10-K filed on March 16, 2017).

10.5#	Amendment to Employment Agreement, dated March 16, 2017, by and between Actinium Pharmaceuticals, Inc. and Dragan Cicic. (incorporated by reference to Exhibit 10.60 to Form 10-K filed on March 16, 2017).

10.6	Amendment to Actinium Pharmaceuticals, Inc. Warrant to Purchase Common Stock, dated March 14, 2017 issued to Sandesh Seth (incorporated by reference to Exhibit 10.61 to Form 10-K filed on March 16, 2017).

10.7	Amendment to Actinium Pharmaceuticals, Inc. Warrant to Purchase Common Stock, dated March 14, 2017 issued to Amrosan LLC (incorporated by reference to Exhibit 10.62 to Form 10-K filed on March 16, 2017).

10.8	Warrant to Purchase Common Stock of Actinium Pharmaceuticals, Inc., dated March 14, 2017, issued to Sandesh Seth (incorporated by reference to Exhibit 10.63 to Form 10-K filed on March 16, 2017).

10.9#	Offer Letter, dated December 27, 2016, by and between Dr. Mark S. Berger and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.64 to Form 10-K filed on March 16, 2017).

10.10	Confidential Information and Invention Assignment Agreement, dated December 27, 2016, by and between Dr. Mark S. Berger and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.65 to Form 10-K filed on March 16, 2017).

10.11#	Indemnification Agreement, dated March 16, 2017, by and between Actinium Pharmaceuticals, Inc. and Mark S. Berger (incorporated by reference to Exhibit 10.66 to Form 10-K filed on March 16, 2017).

10.12#	Director Agreement, dated March 28, 2017, between Ajit S. Shetty and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 28, 2017).

10.13#	Indemnity Agreement, dated March 28, 2017, between Ajit S. Shetty and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 28, 2017).

10.14	Confidential Information and Invention Assignment Agreement, dated March 28, 2017, between Ajit S. Shetty and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to Form 8-K filed on March 28, 2017).

10.15#	Amendment to Amended and Restated Consulting Agreement, dated May 5, 2017, by and between Actinium Pharmaceuticals, Inc. and Sandesh Seth (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 11, 2017).

10.16#	Offer Letter, dated September 17, 2015, between Steve O’Loughlin and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 15, 2017).

10.17#	Indemnification Agreement, dated May 15, 2017, between Steve O’Loughlin and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 15, 2017).

10.18	Assignment and Consent Agreement, dated June 6, 2017, between 275 Madison Avenue RPW 1 LLC and 275 Madison Avenue RPW 2 LLC, Relmada Therapeutics, Inc., and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 4, 2017).

10.19	Amended and Restated License Agreement, Dated June 8, 2017, between Relmada Therapeutics, Inc., and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 4, 2017).

10.20#	Offer Letter, dated May 26, 2017, between Nitya G. Ray and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on August 4, 2017).

10.21#	Agreement, dated June 6, 2017, between Sergio Traversa and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on August 4, 2017).

10.22#	Consulting Agreement, dated May 22, 2017, between Dragan Cicic and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.7 to Form 10-Q filed on August 4, 2017).

10.23#	Separation and Settlement Agreement, dated May 12, 2017, between Kaushik Dave and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.8 to Form 10-Q filed on August 4, 2017).

10.24#	Separation and Settlement Agreement, dated May 12, 2017, between Dragan Cicic and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.9 to Form 10-Q filed on August 4, 2017).

10.25#	Sixth Amendment to the 2013 Amended and Restated Stock Plan, as amended (incorporated by reference to Exhibit 10.56 to Form 10-K filed on March 16, 2018).

10.26#	Offer Letter, effective January 2, 2018, between Dale L. Ludwig and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.57 to Form 10-K filed on March 16, 2018).

10.27#	Indemnification Agreement, dated January 5, 2018, between Dale L. Ludwig and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.58 to Form 10-K filed on March 16, 2018).

10.28#	Offer Letter, effective January 31, 2018, between Anil Kapur and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.59 to Form 10-K filed on March 16, 2018).

10.29#	Indemnification Agreement, dated February 8, 2018, between Anil Kapur and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.60 to Form 10-K filed on March 16, 2018).

10.30#	Director Agreement, dated April 27, 2018, by and between Actinium Pharmaceuticals, Inc. and Jeffrey W. Chell (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 1, 2018).

10.31#	Indemnity Agreement, dated April 27, 2018, by and between Actinium Pharmaceuticals, Inc. and Jeffrey W. Chell (incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 1, 2018).

10.32	Confidential Information and Invention Assignment Agreement, dated April 27, 2018, by and between Actinium Pharmaceuticals, Inc. and Jeffrey W. Chell (incorporated by reference to Exhibit 10.3 to Form 8-K filed on May 1, 2018).

10.33#	Employment Agreement, dated August 8, 2018, by and between Actinium Pharmaceuticals, Inc. and Sandesh Seth (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 9, 2018).

10.34#	Employment Agreement, dated August 8, 2018, by and between Actinium Pharmaceuticals, Inc. and Steve O’Loughlin (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 9, 2018).

10.35	Purchase Agreement, dated October 18, 2018, by and between Actinium Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 18, 2018).

10.36	Registration Rights Agreement, dated October 18, 2018, by and between Actinium Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to Form 8-K filed on October 18, 2018).

10.37#	Consulting Agreement, dated December 21, 2018, between Actinium Pharmaceuticals, Inc. and Nitya Ray (incorporated by reference to Exhibit 10.37 to Form 10-K filed on March 15, 2019).

10.38	Amended and Restated At Market Issuance Sales Agreement, dated December 28, 2018, by and among Actinium Pharmaceuticals, Inc. and B. Riley FBR, Inc. and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 10.38 to Form 10-K filed on March 15, 2019).

10.39	Seventh Amendment to the 2013 Amended and Restated Stock Plan, as amended (incorporated by reference to Exhibit 10.39 to Form 10-K filed on March 15, 2019).

10.40	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 18, 2020).

10.41#

Amendment to Warrant to Purchase Common Stock of Actinium Pharmaceuticals, Inc., dated August 12, 2017, issued to Sandesh Seth (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 14, 2020).

10.42#	Employment Agreement, dated August 12, 2020, by and between Actinium Pharmaceuticals, Inc. and Sandesh Seth (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 14, 2020).

10.43#	Employment Agreement, dated August 12, 2020, by and between Actinium Pharmaceuticals, Inc. and Steve O’Loughlin (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on August 14, 2020).

10.44#	Employment Agreement, dated August 12, 2020, by and between Actinium Pharmaceuticals, Inc. and Dale Ludwig (incorporated by reference to Exhibit 10.5 to Form 10-Q filed on August 14, 2020).

10.45#	Employment Agreement, dated August 12, 2020, by and between Actinium Pharmaceuticals, Inc. and Mark Berger (incorporated by reference to Exhibit 10.6 to Form 10-Q filed on August 14, 2020).

10.46#	Actinium Pharmaceuticals, Inc. 2019 Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 20, 2020).

10.47#	First Amendment to the Actinium Pharmaceuticals, Inc. 2019 Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 20, 2020).

10.48#	Second Amendment to the Actinium Pharmaceuticals, Inc. 2019 Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 9, 2021).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 8-K filed on January 2, 2013).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Form 10-K filed on March 16, 2015).

23.1*	Consent of Marcum LLP.

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	Inline XBRL Instance Document
101.SCH **	Inline XBRL Taxonomy Schema Document
101.CAL **	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF **	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB **	Inline XBRL Taxonomy Label Linkbase Document
101.PRE **	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant.

Dated: March 25, 2022	ACTINIUM PHARMACEUTICALS, INC.

	By:	/s/ Sandesh Seth
Sandesh Seth
Chairman and Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer)

	By:	/s/ Steve O’Loughlin
Steve O’Loughlin
Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sandesh Seth	Chairman and Chief Executive Officer	March 25, 2022
Sandesh Seth	(Principal Executive Officer)

/s/ Jeffrey Chell	Director	March 25, 2022
Jeffrey Chell

/s/ David Nicholson	Director	March 25, 2022
David Nicholson

/s/ Richard I. Steinhart	Director	March 25, 2022
Richard I. Steinhart

/s/ Ajit J. Shetty	Director	March 25, 2022
Ajit J. Shetty