Form 10-Q
period 2022-03-31
Actinium Pharmaceuticals, Inc.
filed 2022-05-13
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 13, 2022: 23,784,506

Actinium Pharmaceuticals, Inc.

FORM 10-Q

For the Three months ended March 31, 2022

i

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2022 and December 31, 2021, and the results of operations and cash flows for the three months ended March 31, 2022 and 2021, respectively, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2021 in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$72,019	$77,829
Restricted cash - current	392	392
Security deposit	50	50
Prepaid expenses and other current assets	1,592	1,478
Total Current Assets	74,053	79,749

Property and equipment, net of accumulated depreciation of $363 and $335	319	340
Operating leases right-of-use assets	152	241
Finance leases right-of-use assets	38	58
Total Assets	$74,562	$80,388

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$5,261	$5,535
Other liability	267	998
Operating leases current liability	154	245
Finance leases current liability	41	62
Total Current Liabilities	5,723	6,840

Long-term finance leases obligations	2	3
Total Liabilities	5,725	6,843

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 22,143,974 and 22,143,974 shares issued and outstanding, respectively	22	22
Additional paid-in capital	329,692	329,271
Accumulated deficit	(260,877)	(255,748)
Total Stockholders’ Equity	68,837	73,545

Total Liabilities and Stockholders’ Equity	$74,562	$80,388

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except share and per share data)

	For the Three Months Ended March 31
	2022	2021

Revenue:
Revenue	$-	$-
Other revenue	940	622
Total revenue	940	622

Operating expenses:
Research and development, net of reimbursements	4,369	4,276
General and administrative	1,735	1,718
Total operating expenses	6,104	5,994

Loss from operations	(5,164)	(5,372)

Other income:
Interest income - net	35	52
Total other income	35	52

Net loss	$(5,129)	$(5,320)

Net loss per share of common stock – basic and diluted	$(0.23)	$(0.29)
Weighted average shares of common stock outstanding – basic and diluted	22,143,974	18,375,442

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Period from January 1, 2022 to March 31, 2022

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2022	22,143,974	$22	$329,271	$(255,748)	$73,545

Stock-based compensation	-	-	421	-	421
Net loss	-	-	-	(5,129)	(5,129)
Balance, March 31, 2022	22,143,974	$22	$329,692	$(260,877)	$68,837

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

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash Flows Used In Operating Activities:
Net loss	$(5,129)	$(5,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	421	376
Depreciation & amortization expenses	137	125
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(114)	(128)
Accounts payable and accrued expenses	(275)	(612)
Other liability	(731)	-
Operating lease liabilities	(90)	(83)
Net Cash Used In Operating Activities	(5,781)	(5,642)

Cash Flows Used In Investing Activities:
Purchase of property and equipment	(7)	(4)
Net Cash Used In Investing Activities	(7)	(4)

Cash Flows Used In / From Financing Activities:
Payments on finance leases	(22)	(21)
Sales of shares of common stock, net of costs	-	14,361
Net Cash Used In / Provided By Financing Activities	(22)	14,340

Net change in cash, cash equivalents, and restricted cash	(5,810)	8,694
Cash, cash equivalents, and restricted cash at beginning of period	78,221	63,999
Cash, cash equivalents, and restricted cash at end of period	$72,411	$72,693

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Nature of Business - Actinium Pharmaceuticals, Inc. (the “Company” or “Actinium”) is a clinical-stage, biopharmaceutical company focused on developing and potentially commercializing targeted radiotherapies for patients with unmet needs. The Company applies its proprietary technology platform consisting of over 190 patents, know-how and clinical experience in approximately 600 patients to develop novel therapies for blood cancer and solid tumor indications. Its clinical and preclinical development programs utilize multiple isotopes including Actinium-225, Iodine-131 and Lutetium-177 directed at multiple validated cancer targets including CD45, CD33, CD38, CD47, HER2 and HER3 for targeted conditioning prior to cell and gene therapies including bone marrow transplant and cancer therapeutics as single agents or in combination with other therapeutic modalities.

Basis of Presentation - Unaudited Interim Financial Information - The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2021.

Principles of Consolidation - The unaudited interim consolidated financial statements include the Company’s accounts and those of the Company’s wholly owned subsidiaries.

Use of Estimates in Financial Statement Presentation - The preparation of these unaudited interim consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Impact of COVID–19 Pandemic on Financial Statements - The global health crisis caused by the novel coronavirus (“COVID-19”) pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, the Omicron variants of COVID-19, which appears to be the most transmissible variants to date, has spread globally. The full impact of the Omicron variants, or any subsequent variants, cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Omicron variants and subsequent variants and the response by governmental bodies and regulators.

Many countries around the world have continued to impose quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. Accordingly, the Company’s ability to continue to operate its business may also be limited. Such events may result in a period of business, supply and drug product manufacturing disruption, and in reduced operations, any of which could materially affect the Company’s business, financial condition and results of operations. In response to COVID-19, the Company implemented hybrid working for its office-based staff, while its research staff has been actively working in its laboratory throughout the pandemic and thus far, has not experienced a significant disruption or delay in its operations as it relates to the clinical development, preclinical research or drug production of its drug candidates. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on the Company’s ability to access capital, which could in the future negatively affect the Company’s liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect the Company’s business and the value of the Company’s common stock.

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

The following is a summary of cash, cash equivalents and restricted cash at March 31, 2022 and December 31, 2021:

(in thousands)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$72,019	$77,829
Restricted cash – current	392	392
Cash, cash equivalents and restricted cash	$72,411	$78,221

Restricted cash - current relates to a certificate of deposit held as collateral for a letter of credit issued in connection with the Company’s lease for corporate office space.

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

Grant Revenue – The Company has a grant from a government-sponsored entity for research and development related activities that provide for payments for reimbursed costs, which includes overhead and general and administrative costs as well as an administrative fee. The Company recognizes revenue from grants as it performs services and all conditions are met under this arrangement. Associated expenses are recognized when incurred as research and development expense. Revenue and related expenses are presented gross in the consolidated statements of operations.

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

Net Loss Per Common Share - Basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the reporting period. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive. For the three months ended March 31, 2022 and 2021, the Company’s potentially dilutive shares, which include outstanding common stock options and warrants, have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

(in thousands)	March 31, 2022	March 31, 2021
Options	1,333	843
Warrants	2,052	2,114
Total	3,385	2,957

Accounting Standards Recently Adopted – In May 2021, FASB issued ASU 2021-04, Earnings Per Share (topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718) and Derivatives and Hedging – Contracts in an Entity’s Own Equity (Subtopic 815-40) – Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which provides guidance of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The amendments in this ASU are effective January 1, 2022, including interim periods. The Company adopted this standard effective January 1, 2022 and the standard did not have a material effect on the Company’s financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance, which provides guidance on disclosure requirements to entities other than not-for-profit entities about transaction with a government that are accounted for by applying a grant or contribution accounting model by analogy. ASU 2021-10 requires an entity to make annual disclosures related to (1) the nature of the transactions and the related accounting policy used to account for the government transactions, (2) quantification and disclosure of amounts related to the government transactions included in balance sheet and income statement financial statement line items, and (3) significant terms and conditions of the government transactions, including commitments and contingencies. The amendments of ASU 2021-10 are effective January 1, 2022, including interim periods. The Company adopted this standard effective January 1, 2022 and the standard did not have a material impact on the Company’s financial statements.

Accounting Standards Recently Issued – In October 2021, FASB issued ASU 2021-08, Business Combinations (Topic 805), Account for Contract Assets and Contract Liabilities from Contracts with Customers, which provides guidance on accounting for contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. To achieve this, an acquirer may assess how the acquiree applied ASC 606 to determine what to record for the acquired revenue contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. The amendments of ASU 2021-08 are effective January 1, 2023, including interim periods. Early adoption is permitted, including adoption in an interim period. The Company will evaluate the impact of ASU 2021-08 on any future business combinations the Company may enter in the future.

Note 2 - Commitments and Contingencies

On June 15, 2012, the Company entered into a license and sponsored research agreement with Fred Hutchinson Cancer Research Center (“FHCRC”) to build upon previous and ongoing clinical trials with apamistamab (licensed antibody). FHCRC has completed both a Phase 1 and Phase 2 clinical trial with apamistamab. The Company has been granted exclusive rights to the antibody and related master cell bank developed by FHCRC. A milestone payment of $1 million will be due to FHCRC upon U.S. Food and Drug Administration (“FDA”) approval of the first drug utilizing the licensed antibody. Upon commercial sale of the drug, royalty payments of 2% of net sales will be due to FHCRC.

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

At March 31, 2022, the Company has an operating lease for corporate office space and two finance leases for office equipment and furniture located in the corporate office space. In addition, the Company has auxiliary corporate office space that it rents on a month-to-month basis; this rental is accounted for as an operating lease with the same term as the Company’s main office in the same building.

The components of lease expense are as follows:

	Three months ended
(in thousands)	March 31, 2022	March 31, 2021
Operating lease expense	$93	$93

Finance lease cost
Amortization of right-to-use assets	$20	$20
Interest on lease liabilities	$1	$3
Total finance lease cost	$21	$23

Supplemental cash flow information related to leases are as follows:

Cash flow information:	Three months ended
(in thousands)	March 31, 2022	March 31, 2021

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow use from operating leases	$94	$94
Operating cash flow use from finance leases	$1	$3
Financing cash flow use from finance leases	$22	$21

Non-cash activity:

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-
Finance Leases	$-	$-

Weighted average remaining lease terms are as follows at March 31, 2022:

Weighted average remaining lease term:
Operating leases	0.4 year
Finance Leases	0.6 year

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

Weighted average discount rates:
Operating leases	8%
Finance Leases	8%

Maturities of lease liabilities are as follows:

(in thousands) Year ending December 31,	Operating Leases	Finance Leases
2022 (excluding three months ended March 31, 2022)	$157	$40
2023	-	4
Total lease payments	$157	$44
Less imputed interest	(3)	(1)
Present value of lease liabilities	$154	$43

Note 4 – Other revenue

The Company determined that certain collaborations with a third party are within the scope of ASC 606. The collaboration agreement is made up of multiple modules related to various research activities. The Company identified a single performance obligation to provide research services within each module for which the Company receives monetary consideration. The third party can choose to proceed with each module or can terminate the agreement at any time. The Company recognizes revenue for each module on a straight-line basis over the expected module period. Revenue for succeeding modules is not recognized until all contingencies are resolved, inclusive of the third party’s ability to terminate the module. Other revenue recognized during the three months ended March 31, 2022 and March 31, 2021 was $0.8 million and $0.6 million respectively.

The Company has a grant from a government-sponsored entity for research and development related activities that provide for payments for reimbursed costs, which includes overhead and general and administrative costs as well as an administrative fee. The Company recognizes revenue from grants as it performs services under this arrangement. Associated expenses are recognized when incurred as research and development expense. Other revenue of $0.1 million was recognized for the three months ended March 31, 2022. There was no other revenue recognized from a grant from a government-sponsored entity for the three months ended March 31, 2021.

Note 5 - Equity

In August 2020 the Company entered into the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which the Company may sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of its common stock. Shares of common stock are offered pursuant to a shelf registration statement on Form S-3 filed with the SEC on August 7, 2020. As of December 31, 2021, the Company had sold 6.7 million shares of common stock, resulting in gross proceeds of $59.1 million and net proceeds of $57.0 million. For the three months ended March 31, 2022, there were no sales of shares of common stock. For the three months ended March 31, 2021, the Company sold 1.7 million shares of common stock, resulting in gross proceeds of $14.8 million and net proceeds of $14.4 million.

Stock Options

The following is a summary of stock option activity for the three months ended March 31, 2022:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2022	1,362	$12.45	8.69	$-
Granted	5	5.89
Cancelled	(34)	8.47
Outstanding, March 31, 2022	1333	12.52	8.36	-

Exercisable, March 31, 2022	415	24.23	6.74	-

During the three months ended March 31, 2022, the Company granted new employees options to purchase 5 thousand shares of common stock with an exercise price ranging from $5.20 to $5.93 per share, a term of 10 years, and a vesting period of 4 years. The options have an aggregated fair value of $22 thousand that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate range from 1.52% to 1.96% (2) expected life of 6 years, (3) expected volatility range from 78.8% to 80.0%, and (4) zero expected dividends.

The fair values of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at March 31, 2022 was $4.4 million related to unvested options, which is expected to be expensed over a weighted average of 3.1 years. During the three months ended March 31, 2022 and 2021, the Company recorded compensation expense related to stock options of $0.4 million and $0.4 million, respectively.

Warrants

Following is a summary of warrant activity for the three months ended March 31, 2022:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2022	2,112	$20.52	1.76	$276
Granted	-	-
Exercised	(55)	3.13
Cancelled/Expired	-	-
Outstanding, March 31, 2022	2,057	$20.99	1.56	$-

Exercisable, March 31, 2022	2,052	$20.56	1.56	$-

Note 6 – Subsequent Events

On April 7, 2022, the Company entered into a license and supply agreement (the “License Agreement”) with Immedica Pharma AB (“Immedica”), pursuant to which Immedica licensed the exclusive product rights for commercialization of Iomab-B (I-131 apamistamab) in the European Economic Area, Middle East and North Africa (EUMENA) including Algeria, Andorra, Bahrain, Cyprus, Egypt, Iran, Iraq, Israel, Jordan, Kuwait, Lebanon, Libya. Monaco, Morocco, Oman, Palestine, Qatar, San Marino, Saudi Arabia, Switzerland, Syria, Tunisia, Turkey, the United Arab Emirates, the United Kingdom, the Vatican City and Yemen. Upon signing, the Company is entitled to an upfront payment of $35 million from Immedica, which was received in May 2022. Under the terms of the License Agreement, the Company is eligible to receive aggregate regulatory and commercial milestone payments of up to approximately $417 million, subject to future currency exchange rates. Additionally, the Company is entitled to receive royalties in the mid-20 percent range on net sales of the product in certain countries that may result from the License Agreement. The Company will continue to be responsible for certain clinical development activities and the manufacturing of Iomab-B and will retain commercialization rights in the U.S. and rest of the world.

Since March 31, 2022, the Company has sold 1.6 million shares of common stock under its Capital on Demand™ Sales Agreement with JonesTrading, resulting in net proceeds of $11.1 million.

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

Description of Business

Actinium Pharmaceuticals, Inc. is a clinical-stage, biopharmaceutical company applying its proprietary platform technology and deep understanding of radiobiology to the development of novel targeted radiotherapies for patients with unmet needs. Our targeted radiotherapies combine the cell-killing ability of radiation via a radioisotope payload with a targeting agent, such as a monoclonal antibody, to deliver radiation in a precise manner inside the body to specific, targeted cells, to potentially achieve greater efficacy with lower toxicity than with external beam radiation. They also enable a broader usage of radiation than external beam radiation as they can be used in the treatment of both solid tumors and blood cancers, which generally cannot be treated with external radiation given their diffuse nature. Our clinical pipeline is focused on targeting the antigens CD45 and CD33, both of which are expressed in multiple hematologic cancers, which are known to be highly sensitive to radiation. Our clinical programs are focused on two primary areas: (1) targeted conditioning prior to a bone marrow transplant (“BMT”), adoptive cell therapy (“ACT”) such as CAR-T or gene therapy with Iomab-B and (2) targeted radiotherapy combinations with Actimab-A and other therapeutic agents. Our product development strategy is actively informed by clinical data with Iomab-B and Actimab-A in approximately 600 patients, including our ongoing Pivotal Phase 3 SIERRA trial, which completed its targeted enrollment of 150 patients in the third quarter of 2021, with the last patient receiving their BMT in the fourth quarter of 2021. Our clinical pipeline has emanated from our Antibody Warhead Enabling (“AWE”) technology platform, which is protected by over190 issued and pending patents, trade secrets and know-how that we are applying to the development of targeted radiotherapies for blood and solid tumor indications, independently and with collaborators. Ongoing collaborations include a research partnership with Astellas Pharma, Inc. (“Astellas”) focused on the development of theranostics, which enable the diagnosis and treatment, for solid tumor indications, a collaboration with EpicentRx, Inc, focused on a novel CD47 immunotherapy targeted radiotherapy combination, leveraging EpicentRx’s RRx-001, that is being studied in a Phase 3 trial in non-small cell lung cancer, with our clinical stage Actimab-A in AML models, and a collaboration with AVEO Oncology, focused on developing a HER3 targeting ARC or Antibody Radiation Conjugate for solid tumors leveraging with their clinical stage antibody. We are also utilizing our AWE technology platform to advance our research objectives focused on developing next-generation targeted radiotherapies with our expanded research and development organization and research laboratories leveraging our drug development experience.

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

If approved, we expect our initial commercial launch would target the leading 50-100 BMT and medical centers that perform the vast majority of BMT’s in the United States. In the European Union (“EU”), we received favorable feedback from the European Medicines Agency (“EMA”) via their scientific advice program that the trial design, primary endpoint and planned statistical analysis from the SIERRA trial are acceptable as the basis for a Marketing Authorization Application, or MAA. Additionally, the EMA commented that it does not anticipate the need for further standalone preclinical toxicology or safety studies. Overall, transplant procedures in the EU are approximately fifty percent higher than in the United States with a similar market dynamic, with a majority of BMT volume being conducted in a concentrated number of leading medical centers. In April 2022, we entered into a license and supply agreement with Immedica Pharma AB, or Immedica, pursuant to which Immedica licensed the exclusive product rights for commercialization of Iomab-B in the European Economic Area, Middle East and North Africa. including Algeria, Andorra, Bahrain, Cyprus, Egypt, Iran, Iraq, Israel, Jordan, Kuwait, Lebanon, Libya. Monaco, Morocco, Oman, Palestine, Qatar, San Marino, Saudi Arabia, Switzerland, Syria, Tunisia, Turkey, the United Arab Emirates, the United Kingdom, the Vatican City and Yemen. Upon signing, we are entitled to an upfront payment of $35 million from Immedica, which we received in May 2022. Under the terms of the agreement, we are eligible to receive aggregate regulatory and commercial milestone payments of up to approximately $417 million, subject to future currency exchange rates. Additionally, we are entitled to receive royalties in the mid-20 percent range on net sales of the product in certain countries that may result from the License Agreement. We will continue to be responsible for certain clinical development activities and the manufacturing of Iomab-B and will retain commercialization rights in the U.S. and rest of the world.

Data from full patient enrollment in the SIERRA trial (153 patients), was presented at the Transplantation & Cellular Therapy (TCT) Tandem Meetings of ASTCT and CIBMTR, the combined annual meetings of the American Society for Transplantation and Cellular Therapy (ASTCT) and the Center for International Blood & Marrow Transplant Research (CIBMTR) in April 2022. The data presented includes rates of BMT access and engraftment, 100-day non-relapse transplant-related mortality (100-day TRM) and adverse events, which has been reported from interim analyses conducted at 25%, 50%, 75% and 100% of patient enrollment pursuant to the study protocol. The data presented at ASH highlighted that 100% of patients (66/66) on the study arm that received a therapeutic dose of Iomab-B received a BMT, with a median time to BMT of 30 days, and all patients achieved neutrophil and platelet engraftment in a median time of 18 days despite a high median blast count of 30%. On the control arm, only 18% of patients (14/77) achieved remission after salvage therapy, and then received a BMT with a median time to BMT of 67 days and median blast count of 20%. Of the 82% of patients failing to achieve a complete remission (“CR”) with conventional care (63/77), 40 patients were eligible and elected to cross over to receive Iomab-B followed by transplant. These patients are considered as having failed the primary endpoint of the study. All crossover patients who received the therapeutic dose of Iomab-B (40/40) received a BMT, with a median time to BMT of 24 days and they achieved engraftment in a median time of 19 days despite high median blast count of 35% at time of crossover. It was also reported that 100-day TRM of the study or Iomab-B arm was 09% (6/65) of patients that received a BMT compared to 14% of patients (2/14) who received a BMT after salvage therapy on the control arm. The universal engraftment rate and low 100-day TRM rate of the Iomab-B arm resulted in 59 patients potentially evaluable for the primary endpoint compared to 12 patients in the control arm, an approximate five times difference. At each of the interim analyses throughout the SIERRA trial, this approximate five times difference has been consistent in favor of the Iomab-B arm as a result of higher rates of BMT engraftment and lower rates of 100-day TRM. Top-line data for the primary endpoint of durable Complete Remission is expected to be presented in the fourth quarter of 2022 based on the current status of the data collection and data query process with certain SIERRA trial sites. We believe topline data from SIERRA will support the submission of a Biologics License Application (“BLA”) with the FDA, which we expect to file in the first half of 2023.

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

We are studying Iomab-ACT in a clinical collaboration with Memorial Sloan Kettering Cancer Center (“MSKCC”) for targeted conditioning prior to administration of MSKCC’s 19-28z CD19 targeting CAR-T in patients with relapsed or refractory B-cell acute lymphoblastic leukemia (“ALL”) or diffuse large B-cell lymphoma (“DLBCL”). We received grant funding from the National Institute of Health (“NIH”) to fund this trial with MSKCC being a co-recipient on this grant. This is a first of its kind study to use an ARC-based conditioning regimen with CAR-T therapy. The hypothesized rationale for this study is that Iomab-ACT will exert an anti-tumor effect on the chemotherapy-refractory B-ALL cells that are sensitive to radiation resulting in reduced disease burden and simultaneously deplete CD45 expressing immune cells implicated in CAR-T related toxicities, resulting in an optimal homeostatic environment for the CAR-T cells. Results with MSKCC’s 19-28z CD-19 CAR-T in 53 patients with r/r B-ALL published in the New England Journal of Medicine reported complete remissions in 83% (44/53) of patients, which compares favorably to standard chemotherapy regimens that have complete remission rates of 18% - 45% in this patient population. Median event-free survival (“EFS”) was 6.1 months and median overall survival (“OS”) was 12.9 months at a median follow up period of 29 months (range 1 – 65 months). There was a 26% (14/53) rate of Grade 3 or greater CRS and a 42% rate of Grade 3 or 4 neurotoxicity reported. The study will evaluate the feasibility of using an ARC-based conditioning regimen with CAR-T therapy and will evaluate safety measures including incidence of CRS and neurotoxicity and efficacy measures including responses and survival outcomes. We expect proof of concept data from this study in the second half of 2022.

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

Actimab-A + Venetoclax

We are also conducting a Phase 1/2 Actimab-A combination trial with the Bcl-2 inhibitor Venetoclax in fit and unfit patients age 18 and above with relapsed or refractory AML. This multi-center trial is being led by UCLA Medical Center. This combination is supported by mechanistic evidence in preclinical studies using Venetoclax -resistant AML tumor cell lines. In these models, we have demonstrated that Actimab-A can deplete Mcl-1 and Bcl-XL, two proteins implicated in mediating resistance to Venetoclax, in addition to causing potentially lethal double-stranded DNA breaks in these CD33 expressing cells. Furthermore, in vivo studies in animal models of Venetoclax-resistant AML demonstrated robust tumor regression and improved survival in cohorts receiving the Actimab-A Venetoclax combination compared to Venetoclax alone. The rationale for this clinical study is that the addition of Actimab-A will; 1) have a direct anti-tumor effect via double-stranded DNA breaks and 2) deplete Mcl-1 and Bcl-XL making the AML cells more susceptible to Venetoclax. Updated data from the Phase 1 dose escalation portion of this study was presented at ASH in December 2021 from three dose cohorts of 0.50, 0.75 and 1.0 µCi/kg of Actimab-A in a total of 12 patients. 50% of patients received Venetoclax therapy prior to enrollment on the Actimab-A combination trial. And 67% of patients had poor risk cytogenetics, of which, 3 had a TP53 mutation, which is associate with poorer response rates and survival outcomes. Of the patients with a TP53 mutation, 67% achieved a remission including a patient that achieved a CR who remained in follow-up 230 days (~7.5 months) at the time of data cutoff for ASH. The combination of Actimab-A with Venetoclax was reported to be well-tolerated with no 30-day mortality. The data to date support advancing to the Phase 2 portion of the trial and we expect to provide an update on the development strategy, including consideration of patients with a TP53 mutation, after the Phase 1 dose finding portion of the trial is complete and the recommended Phase 2 dose is determined.

In addition to these ongoing trials, we actively seek and evaluate additional modalities and agents that can be the basis for Actimab-A therapeutic combinations such as the CD47 immunotherapy magrolimab combinations we announced at the Society for Immunotherapy of Cancer (“SITC”) in November 2021 to leverage our clinical experience, supply chain and AWE technology platform.

CD47 Based ARC Combinations in Solid Tumors and Blood Cancers

CD47 is a macrophage checkpoint that is upregulated in multiple cancers including blood cancers such as AML and MDS as well as solid tumors. CD47 acts as a “don’t eat me” signal on cancer cells to suppress phagocytosis and evade detection and destruction by the immune system. It has become an immunotherapy target of significant interest with multiple biopharmaceutical companies actively developing CD47 targeting agents across a wide range of oncology and hematology indications. CD47 targeting agents have shown limited efficacy as single agent monotherapies in AML/MDS or solid tumors, which has led to combinations such as with hypomethylating agents in AML/MDS. We hypothesized that targeted radiotherapy via ARCs could synergize with CD47 targeting agents via the direct cytotoxic and immunogenic effect of ARCs without overlapping toxicities. To explore this synergy and the potential to improve patient outcomes and we have initiated a program in AML with our Actimab-A ARC, consistent with our strategy to establish Actimab-A as a backbone AML therapy, and in solid tumors with a HER2 and HER3 targeting ARCs, which emanated from our AWE technology platform. To our knowledge, these are the first and only ARC-based targeted radiotherapy combinations with CD47 immunotherapy. Data from the novel HER2 magrolimab combination was presented at the 36th Annual SITC Meeting in April 2022 and at the HER3 magrolimab combination was presented American Association for Cancer Research (“AACR”) Annual Meeting in April 2022 that showed a significant increase in tumor control compared to magrolimab alone in preclinical non-small cell lung cancer (“NSCLC”)

The most advanced CD47 development programs are being studied in patients with AML and MDS. Leveraging our clinical experience with Actimab-A in these indications we have begun studying Actimab-A with the anti-CD47 antibody immunotherapy magrolimab, which is owned by Gilead Sciences, Inc., in preclinical models of AML. In preclinical models, it was shown that in multiple AML cell lines, the combination of Actimab-A with magrolimab led to increased phagocytosis of AML cells compared to magrolimab alone. Our studies also demonstrated that AML cell lines exposed to Actimab-A had an upregulation of calreticulin, which is a pro-phagocytic or “eat me” signal, which we hypothesize makes Actimab-A potentially synergistic with magrolimab and other anti-CD47 antibodies. The Actimab-A and magrolimab combination showed a significant increase in survival compared to Actimab-A alone in a disseminated AML animal tumor model. We intend to continue to study preclinically this combination with the goal of advancing to human clinical trials.

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

Antibody Warhead Enabling Technology Platform

Our proprietary AWE technology platform is supported by intellectual property, know-how and trade secrets that cover the generation, development, methods of use and manufacture of targeted radiotherapies and certain of their components. Our AWE technology patent portfolio presently includes 43 patent families comprised of over 190 issued patents and pending patent applications, of which 10 are issued and 37 are pending in the United States, and 144 are issued or pending internationally. The effective lives of the issued patents in our portfolio, or patents that may issue from the pending applications in our portfolio, ranges from expirations between 2024 and 2042. Our technology enables the direct labeling, or conjugation and labeling, of a biomolecular targeting agent to a radionuclide warhead and its development and use as a therapeutic regimen for the treatment of diseases such as cancer. Our AWE intellectual property covers various methods of use in multiple diseases, including indication, dose and scheduling, radionuclide warhead, and therapeutic combinations. We have particular expertise in utilizing the alpha emitting isotope Ac-225 including clinical experience in treating approximately 150 patients with our alpha-emitter-based therapies, “gold standard” linker technology and 5 issued patents in the United States and 49 patents internationally related to the manufacturing or Ac-225 in a cyclotron, which we believe has the potential to produce higher quantities of Ac-225 than currently utilized methods.

Our research is focused on applying our AWE technology platform to the development of radiation conjugates and to execute on research collaborations. Our R&D efforts employ a multidisciplinary approach leveraging our team’s knowledge and experience in cancer cell biology, radiochemistry, radiation sciences, immunology and oncology drug development. We intend to focus on generating targeted radiotherapies using our existing intellectual property, evaluating assets for in-licensing to complement our existing clinical pipeline and securing collaborations and partnerships with biopharmaceutical companies. By adding research and development capabilities to our clinical development and clinical supply chain capabilities, we seek to enable the rapid translation of radiotherapies.

Our AWE technology platform is being utilized in our ongoing research collaboration with Astellas to arm select targeting agents owned by Astellas with the alpha-emitting radioisotope Ac-225 for the development of theranostics for solid tumor indications, which combine the ability of radioisotopes to be used for both diagnostic and therapeutic purposes.

We also utilized AWE to create a HER2-targeting radiotherapy using the antibody Trastuzumab with either Ac-225 or Lu-177 radioisotopes to study in combination with magrolimab for solid tumors. Anti-CD47 monotherapies, such as magrolimab, have not shown meaningful responses in clinical studies in solid tumors. We hypothesized that radiation directed at HER2 expressing cells would upregulate cell surface calreticulin, a pro-phagocytic “eat me” signal, that when combined with an anti-CD47 blockade therapy would enhance antitumor activity. Data from this combination was presented at the Annual Meeting of the Society for Immunotherapy for Cancer in November 2021. In vitro studies showed that immunogenicity, determined by binding to HER2 expressing cells, remained intact after radiolabeling Trastuzumab with Ac-225 or Lu-177. In multiple cells lines radiolabeled Trastuzumab increased cell surface calreticulin and the combination with magrolimab increased phagocytosis. The combination of the Ac-225 or Lu-117 Trastuzumab with magrolimab slowed tumor growth in animal models of solid tumors compared to either the radiolabeled Trastuzumab or magrolimab as single agents. We are continuing to evaluate this combination in additional tumor models, and we intend to continue to study this combination with the goal of advancing to human clinical trials.

We are also collaborating with AVEO Oncology (“AVEO”) to develop a targeted radiotherapy against ErbB3, also known as HER3, with the Ac-225 isotope for solid tumor indications. HER3 is overexpressed in several solid tumor indications with high unmet needs, including colorectal, gastric, head and neck, breast, ovarian, melanoma, prostate and bladder cancers with HER3 agents under development demonstrating activity in preclinical and clinical studies. To our knowledge, this is the first HER3 targeting radiotherapy in development. AVEO is developing high affinity antibodies including HER3 targeting AV-203, which has demonstrated preclinical activity across a number of solid tumor indications and was studied in a Phase 1 open-label trial in patients with advanced solid tumors where it was found to be safe and generally well tolerated. In April 2022, we presented data at the AACR Annual Meeting showing potent tumor cell cytotoxicity, enhanced antitumor effects and significantly improved survival with an Ac-225 radiolabeled HER3 antibody compared to a naked HER3 antibody in a preclinical NSCLC model. We believe these preliminary results support our collaboration with AVEO and given that AV-203 has clinical safety data, a potentially accelerated regulatory pathway to clinical studies with an Ac-225 HER3 targeted radiotherapy.

Recent Developments

Impact of COVID–19 Pandemic

The global health crisis caused by the novel coronavirus COVID-19 pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, the Omicron variants of COVID-19, which appears to be the most transmissible variants to date, has spread globally. The full impact of the Omicron variants, or any subsequent variants, cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Omicron variants and the response by governmental bodies and regulators. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business.

Many countries around the world have continued to impose quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. Accordingly, our ability to continue to operate our business may also be limited. Such events may result in a period of business, supply and drug product manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. In response to COVID-19, we implemented hybrid working for our office-based staff, while our research staff has been actively working in our laboratory throughout the pandemic and thus far have not experienced a significant disruption or delay in our operations as it relates to the clinical development, preclinical research or manufacturing of our drug candidates. Such government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will be put in place again due to a resurgence in COVID-19 cases, including those involving new variants of the coronavirus, which may be more contagious and deadly than prior strains. Therefore, the COVID-19 pandemic may continue to affect our operation, may further divert the attention and efforts of the medical community to coping with COVID-19 and disrupt the marketplace in which we operate and may have a material adverse effect on our operations.

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

Results of Operations – Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Three Months Ended March 31,
(in thousands)	2022	2021

Revenue:
Revenue	$-	$-
Other revenue	940	622
Total revenue	940	622

Operating expenses:
Research and development, net of reimbursements	4,369	4,276
General and administrative	1,735	1,718
Total operating expenses	6,104	5,994

Other income:
Interest income – net	35	52
Total other income	35	52

Net loss	$(5,129)	$(5,320)

Revenue

We recorded no commercial revenue for the three months ended March 31, 2022 and March 31, 2021.

Other revenue

We determined that certain collaborations with a third-party are within the scope of Topic ASC 606, Revenue Recognition from Contracts with Customers, or ASC 606. The collaboration agreement is made up of multiple modules related to various research activities. While the third party has the option to terminate the agreement at the conclusion of any module, we identified a single performance obligation to provide research services within each module for which we receive monetary consideration. Other revenue recognized during the three months ended March 31, 2022 and March 31, 2021 was $0.8 million and $0.6 million respectively.

The National Institutes of Health awarded us a Small Business Technology Transfer cost reimbursable grant to support a clinical collaboration with Memorial Sloan Kettering Cancer Center, or MSK, to study Iomab-ACT, our CD45-targeting Antibody Radio-Conjugate, for targeted conditioning to achieve lymphodepletion prior to administration of a CD19-targeted CAR T-cell therapy developed at MSK. We recognized other revenue during the three months ended March 31, 2022 of $0.1 million.

Research and development expense

Research and development expenses of $4.4 million for the three months ended March 31, 2022 increased $0.1 million from $4.3 million for the three months ended March 31, 2021. Higher expenses related to our research activities at our laboratory space and government grant program were mostly offset by lower expenses on our CD45 program resulting from the completion of enrollment in the SIERRA trial.

General and administrative expense

General and administrative expenses of $1.7 million for the three months ended March 31, 2022 were unchanged from $1.7 million for the three months ended March 31, 2021.

Other income

Other income is comprised of net interest income in both reporting periods. The amount for the three months ended March 31, 2022 of $35 thousand decreased from $52 thousand for the three months ended March 31, 2021 due to a lower average interest rate.

Net loss

Net loss of $5.1 million for the three months ended March 31, 2022 decreased by $0.2 million from $5.3 million for the three months ended March 31, 2021 primarily due to the increase in other revenue recognized during the respective periods.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through sales of shares of our stock. The following tables sets forth selected cash flow information for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2022	2021

Cash used in operating activities	$(5,781)	$(5,642)
Cash used in investing activities	(7)	(4)
Cash used in /provided by financing activities	(22)	14,340

Net change in cash, cash equivalents and restricted cash	$(5,810)	$8,694

Net cash used in operating activities for the three months ended March 31, 2022 of $5.8 million increased by $0.2 million from $5.6 million in the prior-year period. A lower net loss of $0.2 million was more than offset by $0.9 million in receipts for other revenue that were received in 2021 and recognized in the three months ended March 31, 2022.

Net cash used in financing activities for the three months ended March 31, 2022 was $22 thousand of payments of finance leases. During the three months ended March 31, 2021, net cash provided by financing activities was $14.3 million, primarily from the sale of shares of our common stock.

In August 2020 we entered into the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of our common stock. Shares of common stock are offered pursuant to our shelf registration statement on Form S-3 filed with the SEC on August 7, 2020. As of December 31, 2021, we had sold 6.7 million shares of common stock, resulting in gross proceeds of $59.1 million and net proceeds of $57.0 million. For the three months ended March 31, 2022, there were no sales of shares of common stock. For the three months ended March 31, 2021, we sold 1.7 million shares of common stock, resulting in gross proceeds of $14.8 million and net proceeds of $14.4 million.

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

Our significant accounting policies are described in detail in the notes to our consolidated financial statements appearing in our Annual Report filed on Form 10-K for the year ended December 31, 2021.

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

Accounting Standards Recently Adopted

In May 2021, FASB issued ASU 2021-04, Earnings Per Share (topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718) and Derivatives and Hedging – Contracts in an Entity’s Own Equity (Subtopic 815-40) – Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which provides guidance of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The amendments in this ASU are effective January 1, 2022, including interim periods. We adopted this standard effective January 1, 2022 and the standard did not have a material effect on our financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance, which provides guidance on disclosure requirements to entities other than not-for-profit entities about transaction with a government that are accounted for by applying a grant or contribution accounting model by analogy. ASU 2021-10 requires an entity to make annual disclosures related to (1) the nature of the transactions and the related accounting policy used to account for the government transactions, (2) quantification and disclosure of amounts related to the government transactions included in balance sheet and income statement financial statement line items, and (3) significant terms and conditions of the government transactions, including commitments and contingencies. The amendments of ASU 2021-10 are effective January 1, 2022, including interim periods. We adopted this standard effective January 1, 20212 and the standard did not have a material impact on our financial statements.

Accounting Standards Recently Issued

In October 2021, FASB issued ASU 2021-08, Business Combinations (Topic 805), Account for Contract Assets and Contract Liabilities from Contracts with Customers, which provides guidance on accounting for contract assets and contract liabilities acquired in a business combination in accordance ASC 606. To achieve this, an acquirer may assess how the acquiree applied ASC 606 to determine what to record for the acquired revenue contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. The amendments of ASU 2021-08 are effective January 1, 2023, including interim periods. Early adoption is permitted, including adoption in an interim period. We will evaluate the impact of ASU 2021-08 on any future business combinations that we may enter in the future.

Subsequent Events

On April 7, 2022, we entered into a license and supply agreement (the “License Agreement”) with Immedica Pharma AB (“Immedica”), pursuant to which Immedica licensed the exclusive product rights for commercialization of Iomab-B (I-131 apamistamab) in the European Economic Area, Middle East and North Africa (EUMENA) including Algeria, Andorra, Bahrain, Cyprus, Egypt, Iran, Iraq, Israel, Jordan, Kuwait, Lebanon, Libya. Monaco, Morocco, Oman, Palestine, Qatar, San Marino, Saudi Arabia, Switzerland, Syria, Tunisia, Turkey, the United Arab Emirates, the United Kingdom, the Vatican City and Yemen. Upon signing, we were entitled to an upfront payment of $35 million from Immedica, which was received in May 2022. Under the terms of the License Agreement, we are eligible to receive aggregate regulatory and commercial milestone payments of up to approximately $417 million, subject to future currency exchange rates. Additionally, we are entitled to receive royalties in the mid-20 percent range on net sales of the product in certain countries that may result from the License Agreement. We will continue to be responsible for certain clinical development activities and the manufacturing of Iomab-B and will retain commercialization rights in the U.S. and rest of the world.

Since March 31, 2022, we have sold 1.6 million shares of common stock under our Capital on Demand™ Sales Agreement with JonesTrading, resulting in net proceeds of $11.1 million.

The cumulative effect of these subsequent events has been to increase our cash position by $46.1 million, resulting in an unaudited cash position as of May 13, 2022, of approximately $115 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not currently exposed to significant market risk related to changes in interest rates. As of March 31, 2022, our cash equivalents consisted primarily of short-term money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2022 and 2021.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of March 31, 2022, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our system of internal controls over financial reporting during the period covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In analyzing our company, you should consider carefully the following risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q. Factors that could cause or contribute to differences in our actual results include those discussed in the following subsection, as well as those discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Annual Report filed on Form 10-K for the year ended December 31, 2021. Each of the following risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our company. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

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

We are not profitable and have incurred losses in each period since our inception. As of March 31, 2022 and December 31, 2021, we had an accumulated deficit of $260.9 million and $255.7 million, respectively. We reported a net loss of $5.1 million and $5.3 million for the three months ended March 31, 2022 and 2021, respectively. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, which would have an adverse effect on our business prospects, financial condition and results of operation.

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

We cannot predict whether we will encounter problems with any of our ongoing or planned clinical trials that will cause us or regulatory authorities to delay, suspend, or discontinue clinical trials or to delay the collection or analysis of data from ongoing clinical trials. Any of the following could delay or disrupt the clinical development of our product candidates and potentially cause our product candidates to fail to receive regulatory approval:

●	conditions imposed on us by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

●	delays in receiving, or the inability to obtain, required approvals from IRBs or other reviewing entities at clinical sites selected for participation in our clinical trials;

●	delays in enrolling patients into clinical trials;

●	a lower than anticipated retention rate of patients in clinical trials;

●	the need to repeat or discontinue clinical trials as a result of inconclusive or negative results or unforeseen complications in testing or because the results of later trials may not confirm positive results from earlier preclinical studies or clinical trials;

●	inadequate supply, delays in distribution, deficient quality of, or inability to purchase or manufacture drug product, comparator drugs or other materials necessary to conduct our clinical trials;

●	unfavorable FDA or other foreign regulatory inspection and review of a clinical trial site or records of any clinical or preclinical investigation;

●	serious and unexpected drug-related side effects experienced by participants in our clinical trials, which may occur even if they were not observed in earlier trials or only observed in a limited number of participants;

●	a finding that the trial participants are being exposed to unacceptable health risks;

●	the placement by the FDA or a foreign regulatory authority of a clinical hold on a trial;

●	delays in obtaining regulatory agency authorization for the conduct of our clinical trials;

●	delays by us or third parties in the collection or analysis of data from our clinical trials; or

●	delays due to COVID-19 or a similar global health pandemic.

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

The key patents related to the humanized antibody, lintuzumab, which we use in our CD33 program product candidates have expired. It is generally possible that others may be eventually able to use an antibody with the same sequence, and we will then need to rely on additional patent protection covering alpha particle drug products comprising Ac-225. Our final drug construct consists of the lintuzumab antibody labeled with the isotope Ac-225. We have licensed issued patents that relate to the linker technology we use to conjugate the isotope to the antibody. Further, we own issued and pending patents related to methods for drug conjugation and isotope labeling and for methods of isotope production. In addition, we possess trade secrets and know how related to the manufacturing and use of isotopes. Any competing product based on the lintuzumab antibody is likely to require several years of development before achieving our product candidate’s current status and may be subject to significant regulatory hurdles but such development by others is nevertheless a possibility that could negatively impact our business in the future. We own 3 issued U.S. patents, 1 issued European patent (validated as a national patent in several countries) and 1 issued Japanese patent that relate to the composition of our Iomab-B product candidate. Several patent applications relating to Iomab-B are also pending in the U.S. and internationally. We have and may continue to file patents related to Iomab-B that can provide barriers to entry but there is no certainty that these patents will be granted or such granting thereof will adequately prevent others from seeking to replicate and use the apamistamab antibody or the construct. We have pending patents related to radioimmunoconjugate composition, formulation administration, and methods of use in solid or liquid cancers. This matter includes composition, administration, and methods of treatment for our products Actimab-A and Iomab-B. Any competing product based on the antibody used in Iomab-B is likely to require several years of development before achieving our product candidate’s current status and may be subject to significant regulatory hurdles but such development by others is nevertheless a possibility that could negatively impact our business in the future.

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

Our contract for supply of this isotope from the DOE must be renewed yearly, we recently renewed our contract to extend through the end of 2022. While we expect this contract will continue to be renewed at the end of its term as it has since 2009, there can be no assurance that the DOE will renew the contract or change its policies that allow for the sale of isotope to us. Failure to acquire sufficient quantities of medical grade Ac-225 would make it impossible to effectively complete clinical trials and to commercialize any Ac-225 based drug candidates that we may develop and would materially harm our business.

Our ability to conduct clinical trials to advance our ARC drug candidates is dependent on our ability to obtain the radioisotopes I-131, Ac-225 and other isotopes we may choose to utilize in the future. Currently, we are dependent on third party manufacturers and suppliers for our isotopes. These suppliers may not perform their contracted services or may breach or terminate their agreements with us. Our suppliers are subject to regulations and standards that are overseen by regulatory and government agencies and we have no control over our suppliers’ compliance to these standards. Failure to comply with regulations and standards may result in their inability to supply isotopes and could result in delays in our clinical trials, which could have a negative impact on our business. We have developed intellectual property, know-how and trade secrets related to the manufacturing process of Ac-225. While we have manufactured medical grade Ac-225 of a purity compared to the cyclotron sourced material in the past, this activity was terminated due to operating cost reasons and we currently do not have experience in manufacturing medical grade Ac-225 and may not obtain the resources necessary to establish our own manufacturing capabilities in future. Our inability to build out and establish our own manufacturing facilities would require us to continue to rely on third party suppliers as we currently do. However, based on our current third-party suppliers and potential future suppliers of Ac-225 we expect to have adequate isotope supply to support our current ongoing clinical trials, current AWE program activities and commercialization should our drug candidates receive approval.

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

We do not have the ability to independently conduct our clinical trials for our product candidates and we must rely on third parties, such as contract research organizations, medical institutions, clinical investigators and contract laboratories to conduct such trials. Our reliance on these third parties for clinical development activities results in reduced control over these activities. Moreover, the FDA requires us to comply with regulations and standards, commonly referred to as GCPs (good clinical practices), for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the trial participants are adequately protected. Our reliance on third parties does not relieve us of these responsibilities and requirements. If we or any of our third-party contractors fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials complies with GCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practice, or (“cGMP”) regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

Furthermore, these third-party contractors, whether foreign or domestic, may experience regulatory compliance difficulty, mechanical shutdowns, employee strikes, or any other unforeseeable acts that may delay or limit production. Our inability to adequately establish, supervise and conduct (either ourselves or through third parties) all aspects of the formulation and manufacturing processes, and the inability of third-party manufacturers to consistently supply quality product when required would have a material adverse effect on our ability to develop or commercialize our products. We have faced delays and risks associated with reliance on key third party manufacturers in the past and may be faced with such delays and risks in the future. Any future manufacturing interruptions or related supply issues could have an adverse effect on our company, including delays in clinical trials.

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

We rely on trade secrets that we seek to protect through numerous measures, including non-compete and confidentiality agreements with our employees and other parties. If these agreements are breached, our competitors may obtain and use our trade secrets to gain a competitive advantage over us. Any remedies that may be available to us may not be adequate to protect our business or compensate us for the damaging disclosure. In addition, we may have to expend resources to protect our interests from possible infringement by others. We have learned that a former employee violated the non-compete provision of their employment agreement by working for a direct competitor. This employee, who had access to materials containing proprietary information and trade secrets, may have been solicited, and until recently, pursuant to actions taken by Actinium, was employed by a direct competitor. We intend to fully investigate this matter and, if appropriate, pursue litigation against all parties that may be involved to protect our confidential information and trade secrets.

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

Our future success also depends on our ability to identify, attract, hire or engage, retain and motivate other well-qualified managerial, technical, clinical and regulatory personnel. This activity is likely to create additional demands on the time and attention of our senior management personnel as they identify, hire, and train external and internal candidates to fill the sizable number of positions required to execute our business plans including submit a BLA and build a commercial organization. The market for talent in our industry is very competitive. Many of the other biopharmaceutical companies we compete against for qualified personnel have greater financial and other resources, more favorable risk profiles and a longer operating history in the biopharmaceutical industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these opportunities may be more appealing to high-quality candidates than what we have to offer.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on April 17, 2013).

3.2	Certificate of Amendment to Certificate of Incorporation, as amended, filed January 7, 2014 (incorporated by reference to Exhibit 3.5 to Form S-1 filed on January 31, 2014).

3.3	Certificate of Amendment to Certificate of Incorporation, as amended, filed February 3, 2014. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 7, 2014).

3.4	Certificate of Amendment to Certificate of Incorporation, as amended, filed on February 26, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 4, 2015).

3.5	Certificate of Amendment to Certificate of Incorporation, as amended, filed on February 26, 2018 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 26, 2018).

3.6	Certificate of Amendment to Certificate of Incorporation, as amended, filed on March 6, 2019 (incorporated by reference to Exhibit 3.7 to Form 10-K filed on March 15, 2019).

3.7	Certificate of Amendment to Certificate of Incorporation, as amended, filed on June 16, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 16, 2020).

3.8	Certificate of Amendment to Certificate of Incorporation, as amended, filed on August 10, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 14, 2020).

3.9	Amended and Restated Bylaws, dated August 8, 2018 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on August 9, 2018).

3.10	Amendment to Amended and Restated Bylaws, dated May 7, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 5, 2020).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2**	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Schema Document
101.CAL *	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTINIUM PHARMACEUTICALS, INC.

Date: May 13, 2022	By:	/s/ Sandesh Seth
Sandesh Seth
Chairman and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Steve O’Loughlin
Steve O’Loughlin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)