Form 10-Q
period 2022-06-30
Actinium Pharmaceuticals, Inc.
filed 2022-08-12
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 12, 2022: 25,184,654

Actinium Pharmaceuticals, Inc.

Table of Contents

i

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2022 and December 31, 2021, and the results of operations and cash flows for the three and six months ended June 30, 2022 and 2021, respectively, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2021 in the Company’s Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$116,330	$77,829
Restricted cash	392	392
Security deposit	50	50
Prepaid expenses and other current assets	1,525	1,478
Total Current Assets	118,297	79,749

Property and equipment, net of accumulated depreciation of $395 and $335	557	340
Security deposit – long term	299	-
Operating leases right-of-use assets	2,629	241
Finance leases right-of-use assets	18	58
Total Assets	$121,800	$80,388

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$5,767	$5,535
Other revenue deferred– current liability	204	998
Operating leases current liability	292	245
Finance leases current liability	19	62
Total Current Liabilities	6,282	6,840

Long-term license revenue deferred	35,000	-
Long-term operating leases obligations	2,335	-
Long-term finance leases obligations	2	3
Total Liabilities	$43,619	$6,843

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 24,870,623 and 22,143,974 shares issued and outstanding, respectively	25	22
Additional paid-in capital	346,800	329,271
Accumulated deficit	(268,644)	(255,748)
Total Stockholders’ Equity	78,181	73,545

Total Liabilities and Stockholders’ Equity	$121,800	$80,388

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue
Revenue	$-	$-	$-	$-
Other revenue	45	266	985	888
Total revenue	45	266	985	888

Operating expenses:
Research and development, net of reimbursements	4,662	3,631	9,031	7,907
General and administrative	3,233	1,710	4,968	3,428
Total operating expenses	7,895	5,341	13,999	11,335

Loss from operations	(7,850)	(5,075)	(13,014)	(10,447)

Other income:
Interest income - net	83	54	118	106
Total other income	83	54	118	106

Net loss	$(7,767)	$(5,021)	$(12,896)	$(10,341)

Net loss per common share – basic and diluted	$(0.33)	$(0.25)	$(0.56)	$(0.54)
Weighted average common shares outstanding – basic and diluted	23,731,886	20,231,278	22,942,317	19,308,487

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2022

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2022	22,143,974	$22	$329,271	$(255,748)	$73,545

Stock-based compensation	-	-	421	-	421
Net loss	-	-	-	(5,129)	(5,129)
Balance, March 31, 2022	22,143,974	$22	$329,692	$(260,877)	$68,837

Stock-based compensation	-	-	425	-	425
Sale of common stock, net of issuance costs	2,726,649	3	16,683	-	16,686
Net loss	-	-	-	(7,767)	(7,767)
Balance, June 30, 2022	24,870,623	$25	$346,800	$(268,644)	$78,181

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2021

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2021	17,532,893	$18	$292,275	$(230,974)	$61,319

Stock-based compensation	-	-	376	-	376
Sale of common stock, net of costs	1,712,745	1	14,360	-	14,361
Net loss	-	-	-	(5,320)	(5,320)
Balance, March 31, 2021	19,245,638	$19	$307,011	$(236,294)	$70,736

Stock-based compensation	8,705	-	459	-	459
Sale of common stock, net of issuance costs	1,835,688	2	14,317	-	14,319
Exercise of stock options	900	-	6	-	6
Net loss	-	-	-	(5,021)	(5,021)
Balance, June 30, 2021	21,090,931	$21	$321,793	$(241,315)	$80,499

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(12,896)	$(10,341)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	846	835
Depreciation	317	254
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(47)	106
Payment of security deposit	(299)	-
Accounts payable and accrued expenses	232	(913)
Other revenue deferred– current liability	(794)	-
Long-term license revenue deferred	35,000	-
Operating lease liabilities	(222)	(167)
Net Cash Provided By/Used In Operating Activities	22,137	(10,226)

Cash Flows Used In Investing Activities:
Purchase of property and equipment	(277)	(65)
Net Cash Used In Investing Activities	(277)	(65)

Cash Flows From Financing Activities:
Payments on finance leases	(45)	(42)
Sales of shares of common stock, net of costs	16,686	28,680
Proceeds from exercise of stock options	-	6
Net Cash Provided By Financing Activities	16,641	28,644

Net change in cash, cash equivalents, and restricted cash	38,501	18,353
Cash, cash equivalents, and restricted cash at beginning of period	78,221	63,999
Cash, cash equivalents, and restricted cash at end of period	$116,722	$82,352

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Nature of Business - Actinium Pharmaceuticals, Inc. (the “Company” or “Actinium”) is a clinical-stage, biopharmaceutical company focused on developing and potentially commercializing targeted radiotherapies for patients with unmet needs. The Company applies its proprietary technology platform consisting of over 195 patents and patent applications, know-how and clinical experience in approximately 600 patients to develop novel therapies for blood cancer and solid tumor indications. Its clinical and preclinical development programs utilize multiple isotopes including Actinium-225, Iodine-131 and Lutetium-177 directed at multiple validated cancer targets including CD45, CD33, CD38, CD47, HER2 and HER3 for targeted conditioning prior to cell and gene therapies including bone marrow transplant and cancer therapeutics as single agents or in combination with other therapeutic modalities.

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for condensed financial information, and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the condensed periods presented. Condensed results are not necessarily indicative of the results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Principles of Consolidation - The basis of consolidation is unchanged from the disclosure in the Company’s Notes to the Consolidated Financial Statements section in its Report on Form 10-K for the year ended December 31, 2021. The unaudited condensed consolidated financial statements include the Company’s accounts and those of the Company’s wholly owned subsidiaries.

Use of Estimates - The preparation of these unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Impact of COVID–19 Pandemic on Financial Statements - The global health crisis caused by the novel coronavirus (“COVID-19”) pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, the Omicron variants of COVID-19, including subvariants BA.4 and BA.5, which appear to be the most transmissible variants to date, have spread globally. The full impact of the Omicron variants, or any subsequent variants, cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Omicron variants and subsequent variants and the response by governmental bodies and regulators.

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

The following is a summary of cash, cash equivalents and restricted cash at June 30, 2022 and December 31, 2021:

(in thousands)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$116,330	$77,829
Restricted cash	392	392
Cash, cash equivalents and restricted cash	$116,772	$78,221

Restricted cash relates to a certificate of deposit held as collateral for a letter of credit issued in connection with the Company’s lease for corporate office space.

Leases – The Company has operating and finance leases for corporate office space, office equipment and furniture located at the corporate office space. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense for these leases is recognized on a straight-line basis over the lease term. The Company entered into a lease for corporate office space effective June 1, 2022 and paid a security deposit to the landlord. A certificate of deposit will be provided as collateral for a letter of credit to be issued with this new office space during 2022 and at that time, the security deposit will be returned to the Company.

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

Grant Revenue – The Company has a grant from a government-sponsored entity for research and development related activities that provides for payments for reimbursed costs, which includes overhead and general and administrative costs as well as an administrative fee. The Company recognizes revenue from grants as it performs services and all conditions are met under this arrangement. Associated expenses are recognized when incurred as research and development expense. Revenue and related expenses are presented gross in the consolidated statements of operations.

License Revenue – The Company entered into a product licensing agreement whereby the Company allowed a third party to commercialize a certain product in specified territories using the Company’s trademarks. The terms of this arrangement includes payment to the Company for a combination of one or more of the following: upfront license fees; development, regulatory and sales-based milestone payments; and royalties on net sales of licensed products. The Company uses its judgment to determine whether milestones or other variable consideration should be included in the transaction price.

Upfront license fees: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company will recognize revenue from upfront license fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company determines whether the combined performance obligation is satisfied over time or at a point in time.

Development, regulatory or commercial milestone payments: At the inception of each arrangement that includes payments based on the achievement of certain development, regulatory and sales-based or commercial events, the Company evaluates whether the milestones are considered probable of being achieved and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within the Company’s or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until regulatory approval is received. At the end of each subsequent reporting period, the Company will re-evaluate the probability of achieving such development and regulatory milestones and any related constraint, and if necessary, adjust the Company’s estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis and recorded as part of license revenue during the period of adjustment.

Sales-based milestone payments and royalties: For arrangements that include sales-based royalties, including milestone payments based on the volume of sales, the Company will determine whether the license is deemed to be the predominant item to which the royalties or sales-based milestones relate and if such is the case, the Company will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Upfront payments and fees may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements or when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or when the uncertainty associated with any variable consideration is subsequently resolved. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional.

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

        Net Loss Per Common Share - Basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the reporting period. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive. For the three months ended June 30, 2022 and 2021, the Company’s potentially dilutive shares, which include outstanding common stock options and warrants, have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

(in thousands)	June 30, 2022	June 30, 2021
Options	1,431	859
Warrants	2,053	2,114
Total	3,484	2,973

Recently Adopted Accounting Pronouncements – In May 2021, FASB issued ASU 2021-04, Earnings Per Share (topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718) and Derivatives and Hedging – Contracts in an Entity’s Own Equity (Subtopic 815-40) – Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which provides guidance of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The amendments in this ASU are effective January 1, 2022, including interim periods. The Company adopted this standard effective January 1, 2022 and the standard did not have a material effect on the Company’s financial statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance, which provides guidance on disclosure requirements to entities other than not-for-profit entities about transaction with a government that are accounted for by applying a grant or contribution accounting model by analogy. ASU 2021-10 requires an entity to make annual disclosures related to (1) the nature of the transactions and the related accounting policy used to account for the government transactions, (2) quantification and disclosure of amounts related to the government transactions included in balance sheet and income statement financial statement line items, and (3) significant terms and conditions of the government transactions, including commitments and contingencies. The amendments of ASU 2021-10 are effective January 1, 2022, including interim periods. The Company adopted this standard effective January 1, 2022, and the standard did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements – In October 2021, FASB issued ASU 2021-08, Business Combinations (Topic 805), Account for Contract Assets and Contract Liabilities from Contracts with Customers, which provides guidance on accounting for contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. To achieve this, an acquirer may assess how the acquiree applied ASC 606 to determine what to record for the acquired revenue contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. The amendments of ASU 2021-08 are effective January 1, 2023, including interim periods. Early adoption is permitted, including adoption in an interim period. The Company will evaluate the impact of ASU 2021-08 on any future business combinations the Company may enter in the future.

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

Note 3 - Leases

The Company entered into a lease for corporate office space, effective June 1, 2022. As of June 30, 2022, the Company has two operating leases for corporate office space and two finance leases for office equipment and furniture located in one of the corporate office spaces. In addition, the Company has auxiliary corporate office space that it rents on a month-to-month basis; this rental is accounted for as an operating lease with the same term as the Company’s main office.

The components of lease expense are as follows:

	Three months ended		Six months ended
(in thousands)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease expense	$141	$93	$234	$186

Finance lease cost
Amortization of right-to-use assets	$20	$21	$41	$41
Interest on lease liabilities	$1	$2	$2	$5
Total finance lease cost	$21	$23	$43	$46

Supplemental cash flow information related to leases are as follows:

Cash flow information:

	Six months ended
(in thousands)	June 30, 2022	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow use from operating leases	$239	$188
Operating cash flow use from finance leases	$2	$5
Financing cash flow use from finance leases	$45	$42

Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,605	$-
Finance Leases	$-	$-

Weighted average remaining lease terms are as follows at June 30, 2022:

Weighted average remaining lease term:
Operating leases	5.0 years
Finance Leases	0.5 year

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

Weighted average discount rates:
Operating leases	4.8%
Finance Leases	8.0%

Maturities of lease liabilities are as follows:

(in thousands) Year ending December 31,	Operating Leases	Finance Leases
2022 (excluding six months ended June 30, 2022)	$113	$17
2023	606	5
2024	618	-
2025	630	-
2026	643	-
2027	380	-
Total lease payments	$2,990	$22
Less imputed interest	(363)	(1)
Present value of lease liabilities	$2,627	$21

Note 4 – Other revenue

The Company determined that certain collaborations with a third party are within the scope of ASC 606. The collaboration agreement is made up of multiple modules related to various research activities. The Company identified a single performance obligation to provide research services within each module for which the Company receives monetary consideration. The third party can choose to proceed with each module or can terminate the agreement at any time. The Company recognizes revenue for each module on a straight-line basis over the expected module period. Revenue for succeeding modules is not recognized until all contingencies are resolved, inclusive of the third party’s ability to terminate the module. Other revenue recognized during the three months and six months ended June 30, 2022 was $0.0 million and $0.9 million, respectively, and for the three months and six months ended June 30, 2021 was $0.3 million and $0.9 million, respectively.

The Company has a grant from a government-sponsored entity for research and development related activities that provide for payments for reimbursed costs, which includes overhead and general and administrative costs as well as an administrative fee. The Company recognizes revenue from grants as it performs services under this arrangement. Associated expenses are recognized when incurred as research and development expense. Other revenue recognized during the three months and six months ended June 30, 2022 was $0.0 million and $0.1 million, respectively. There was no other revenue recognized from a grant from a government-sponsored entity during the six months ended June 30, 2021.

On April 7, 2022, the Company entered into a license and supply agreement (the “License Agreement”) with Immedica Pharma AB (“Immedica”), pursuant to which Immedica licensed the exclusive product rights for commercialization of Iomab-B (I-131 apamistamab) in the European Economic Area, Middle East and North Africa (EUMENA) including Algeria, Andorra, Bahrain, Cyprus, Egypt, Iran, Iraq, Israel, Jordan, Kuwait, Lebanon, Libya, Monaco, Morocco, Oman, Palestine, Qatar, San Marino, Saudi Arabia, Switzerland, Syria, Tunisia, Turkey, the United Arab Emirates, the United Kingdom, the Vatican City and Yemen. Upon signing, the Company was entitled to an upfront payment of $35 million from Immedica, which was received in May 2022. Under the terms of the License Agreement, the Company is eligible to receive regulatory and commercial milestone payments and is entitled to receive royalties in the mid-20 percent range on net sales of the product in certain countries that may result from the License Agreement. The Company will continue to be responsible for certain clinical development activities and the manufacturing of Iomab-B and will retain commercialization rights in the U.S. and rest of the world.

The Company’s contract liabilities are recorded within Other revenue deferred – current liability or Long-term license revenue deferred in its condensed consolidated balance sheets depending on the short-term or long-term nature of the payments to be recognized. The Company’s contract liabilities primarily consist of advanced payments from licensees. Other revenue deferred – current liability was $0.2 million at June 30, 2022 and $0.9 million at December 31, 2021. Long-term license revenue deferred was $35.0 million at June 30, 2022; there was no long-term license revenue deferred at December 31, 2021. This deferred revenue will be recognized upon EU regulatory approval of Iomab B.

Note 5 - Equity

In August 2020 the Company entered into the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which the Company may sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of its common stock. Shares of common stock are offered pursuant to a shelf registration statement on Form S-3 filed with the SEC on August 7, 2020. As of December 31, 2021, the Company had sold 6.7 million shares of common stock, resulting in gross proceeds of $59.1 million and net proceeds of $57.0 million. For the six months ended June 30, 2022, the Company sold 2.7 million shares of common stock, resulting in gross proceeds of $17.2 million and net proceeds of $16.7 million. For the six months ended June 30, 2021, the Company sold 3.5 million shares of common stock, resulting in gross proceeds of $29.6 million and net proceeds of $28.7 million.

On June 28, 2022, the Company entered into an Amendment and Restated Capital on Demand™ Sales Agreement (the “A&R Sales Agreement”) with JonesTrading and B. Riley Securities, Inc. (“B. Riley Securities”). The A&R Sales Agreement modifies the original Capital on Demand™ Sales Agreement to include B. Riley Securities as an additional sales agent thereunder.

Stock Options

The following is a summary of stock option activity for the six months ended June 30, 2022:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2022	1,362	$12.45	8.69	$-
Granted	120	5.23
Cancelled	(51)	8.89
Outstanding, June 30, 2022	1,431	11.97	8.36	-

Exercisable, June 30, 2022	473	22.19	7.07	-

During the six months ended June 30, 2022, the Company granted new employees options to purchase 120 thousand shares of common stock with an exercise price ranging from $5.20 to $5.93 per share, a term of 10 years, and a vesting period of 4 years. The options have an aggregated fair value of $442 thousand that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate range from 1.52% to 3.03% (2) expected life of 6 years, (3) expected volatility range from 78.8% to 79.9%, and (4) zero expected dividends.

The fair values of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at June 30, 2022 was $4.4 million related to unvested options, which is expected to be expensed over a weighted average of 3.0 years. During the six months ended June 30, 2022 and 2021, the Company recorded compensation expense related to stock options of $0.8 million and $0.7 million, respectively.

Warrants

Following is a summary of warrant activity for the six months ended June 30, 2022:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2022	2,112	$20.52	1.76	$276
Granted	-	-
Exercised	-	-
Cancelled/Expired	(59)	3.62
Outstanding, June 30, 2022	2,053	$21.01	1.32	$-

Exercisable, June 30, 2022	2,049	$20.57	1.31	$-

Note 6 – Subsequent Event

Since June 30, 2022, the Company has sold 0.3 million shares of common stock under its A&R Sales Agreement, resulting in net proceeds of $1.4 million.

On August 2, 2022, warrants to purchase an aggregate of 0.6 million shares of common stock expired. These warrants were issued on August 2, 2017, when the Company completed an underwritten offering of 0.7 million shares of its common stock and warrants to purchase an aggregate of 0.6 million shares of its common stock at a price of $22.50 per share and related warrant. The warrants were exercisable for a period of 5 years at an exercise price of $31.50 per share. As of August 12, 2022, the Company has 1.4 million warrants outstanding.

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

Description of Business

Actinium Pharmaceuticals, Inc. is a clinical-stage, biopharmaceutical company applying its proprietary platform technology and deep understanding of radiobiology to the development of novel targeted radiotherapies for patients with unmet needs. Our targeted radiotherapies combine the cell-killing ability of radiation via a radioisotope payload with a targeting agent, such as a monoclonal antibody, to deliver radiation in a precise manner inside the body to specific, targeted cells, to potentially achieve greater efficacy with lower toxicity than with external beam radiation. They also enable a broader usage of radiation than external beam radiation as they can be used in the treatment of both solid tumors and blood cancers, which generally cannot be treated with external radiation given their diffuse nature. Our clinical pipeline is focused on targeting the antigens CD45 and CD33, both of which are expressed in multiple hematologic cancers, which are known to be highly sensitive to radiation. Our clinical programs are focused on two primary areas: (1) targeted conditioning prior to a bone marrow transplant (“BMT”), adoptive cell therapy (“ACT”) such as CAR-T or gene therapy with Iomab-B and (2) targeted radiotherapy combinations with Actimab-A and other therapeutic agents. Our product development strategy is actively informed by clinical data with Iomab-B and Actimab-A in approximately 600 patients, including our ongoing Pivotal Phase 3 SIERRA trial, which completed its targeted enrollment of 150 patients in the third quarter of 2021, with the last patient receiving their BMT in the fourth quarter of 2021. Our clinical pipeline has emanated from our Antibody Warhead Enabling (“AWE”) technology platform, which is protected by over 195 issued and pending patents, trade secrets and know-how that we are applying to the development of targeted radiotherapies for blood and solid tumor indications, independently and with collaborators. Ongoing collaborations include a research partnership with Astellas Pharma, Inc. (“Astellas”) focused on the development of theranostics, which enable the diagnosis and treatment, for solid tumor indications, a collaboration with EpicentRx, Inc, focused on a novel CD47 immunotherapy targeted radiotherapy combination, leveraging EpicentRx’s RRx-001, that is being studied in a Phase 3 trial in non-small cell lung cancer, with our clinical stage Actimab-A in AML models, and a collaboration with AVEO Oncology, focused on developing a HER3 targeting ARC or Antibody Radiation Conjugate for solid tumors leveraging with their clinical stage antibody. We are also utilizing our AWE technology platform to advance our research objectives focused on developing next-generation targeted radiotherapies with our expanded research and development organization and research laboratories leveraging our drug development experience.

Targeted Conditioning

To the best of our knowledge, we are advancing the most advanced multi-target, multi-indication, clinical-stage pipeline for targeted conditioning. Our targeted conditioning agents are intended to potentially enable improved access and outcomes to cell-based therapies with curative potential, including BMT, ACT and gene therapy. Conditioning in the context of BMT, ACT or gene therapy is the act of depleting certain blood and immune-forming cells, including bone marrow stem cells and, in some cases, cancer cells prior to transplanting new cells into a patient. Currently, conditioning is accomplished using a combination of cytotoxic chemotherapeutic agents and external radiation. These non-targeted conditioning regimens are highly toxic and may prevent a patient from receiving a potentially curative therapy and hinder outcomes. We believe our targeted conditioning agents have the potential to increase patient access and outcomes by way of their ability to selectively deplete targeted cells while sparing normal healthy cells, resulting in potentially lower systemic and off-target toxicities. We use our ARCs both at high isotope dose levels to achieve myeloablation, which fully depletes bone marrow stem cells and at lower isotope dose levels to achieve lymphodepletion, which spares bone marrow stem cells from depletion. In addition, dosing may be titrated downward from myeloablative doses to achieve partial myeloablation, which may be appropriate for certain gene therapy programs.

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

If approved, we expect our initial commercial launch would target the leading 50-100 BMT and medical centers that perform the vast majority of BMTs in the United States. In the European Union (“EU”), we received favorable feedback from the European Medicines Agency (“EMA”) via their scientific advice program that the trial design, primary endpoint and planned statistical analysis from the SIERRA trial are acceptable as the basis for a Marketing Authorization Application, or MAA. Additionally, the EMA commented that it does not anticipate the need for further standalone preclinical toxicology or safety studies. Overall, transplant procedures in the EU are approximately fifty percent higher than in the United States with a similar market dynamic, with a majority of BMT volume being conducted in a concentrated number of leading medical centers. In April 2022, we entered into a license and supply agreement with Immedica Pharma AB, or Immedica, pursuant to which Immedica licensed the exclusive product rights for commercialization of Iomab-B in the European Economic Area, Middle East and North Africa. including Algeria, Andorra, Bahrain, Cyprus, Egypt, Iran, Iraq, Israel, Jordan, Kuwait, Lebanon, Libya. Monaco, Morocco, Oman, Palestine, Qatar, San Marino, Saudi Arabia, Switzerland, Syria, Tunisia, Turkey, the United Arab Emirates, the United Kingdom, the Vatican City and Yemen. Upon signing, we were entitled to an upfront payment of $35 million from Immedica, which we received in May 2022. Under the terms of the agreement, we are eligible to receive regulatory and commercial milestone payments and we are entitled to receive royalties in the mid-20 percent range on net sales of the product in certain countries that may result from the License Agreement. We will continue to be responsible for certain clinical development activities and the manufacturing of Iomab-B and will retain commercialization rights in the U.S. and rest of the world.

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

Our CD33 development program is driven by data obtained from over one hundred fifty treated patients, including results from a Phase 1/2 trial that studied Actimab-A as a single agent at multiple dose levels in 58 patients with newly diagnosed AML, which was completed in 2018, as well as trials studying Actimab-A in combination with other agents.

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

Actimab-A + Venetoclax

We are also conducting a Phase 1/2 Actimab-A combination trial with the Bcl-2 inhibitor Venetoclax in fit and unfit patients age 18 and above with relapsed or refractory AML. This multi-center trial is being led by UCLA Medical Center. This combination is supported by mechanistic evidence in preclinical studies using Venetoclax -resistant AML tumor cell lines. In these models, we have demonstrated that Actimab-A can deplete Mcl-1 and Bcl-XL, two proteins implicated in mediating resistance to Venetoclax, in addition to causing potentially lethal double-stranded DNA breaks in these CD33 expressing cells. Furthermore, in vivo studies in animal models of Venetoclax-resistant AML demonstrated robust tumor regression and improved survival in cohorts receiving the Actimab-A Venetoclax combination compared to Venetoclax alone. The rationale for this clinical study is that the addition of Actimab-A will; 1) have a direct anti-tumor effect via double-stranded DNA breaks and 2) deplete Mcl-1 and Bcl-XL making the AML cells more susceptible to Venetoclax. Updated data from the Phase 1 dose escalation portion of this study was presented at ASH in December 2021 from three dose cohorts of 0.50, 0.75 and 1.0 µCi/kg of Actimab-A in a total of 12 patients. 50% of patients received Venetoclax therapy prior to enrollment on the Actimab-A combination trial. And 67% of patients had poor risk cytogenetics, of which, 3 had a TP53 mutation, which is associate with poorer response rates and survival outcomes. Of the patients with a TP53 mutation, 67% achieved a remission including a patient that achieved a CR who remained in follow-up 230 days (~7.5 months) at the time of data cutoff for ASH. The combination of Actimab-A with Venetoclax was reported to be well-tolerated with no 30-day mortality. The data to date support advancing to the Phase 2 portion of the trial and we expect to provide an update on the development strategy after the Phase 1 dose finding portion of the trial is complete and the recommended Phase 2 dose is determined.

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

Antibody Warhead Enabling Technology Platform

Our proprietary AWE technology platform is supported by intellectual property, know-how and trade secrets that cover the generation, development, methods of use and manufacture of targeted radiotherapies and certain of their components. Our AWE technology patent portfolio presently includes 45 patent families comprised of over 195 issued patents and pending patent applications, of which 12 are issued and 39 are pending in the United States, and 145 are issued or pending internationally. The effective lives of the issued patents in our portfolio, or patents that may issue from the pending applications in our portfolio, ranges from expirations between 2024 and 2043. Our technology enables the direct labeling, or conjugation and labeling, of a biomolecular targeting agent to a radionuclide warhead and its development and use as a therapeutic regimen for the treatment of diseases such as cancer. Our AWE intellectual property covers various methods of use in multiple diseases, including indication, dose and scheduling, radionuclide warhead, and therapeutic combinations. We have particular expertise in utilizing the alpha emitting isotope Ac-225 including clinical experience in treating approximately 150 patients with our alpha-emitter-based therapies, “gold standard” linker technology and 5 issued patents in the United States and 49 patents internationally related to the manufacturing or Ac-225 in a cyclotron, which we believe has the potential to produce higher quantities of Ac-225 than currently utilized methods.

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

Recent Developments

Impact of COVID–19 Pandemic

The global health crisis caused by the novel coronavirus COVID-19 pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, the Omicron variants of COVID-19, including subvariants BA.4 and BA.5, which appear to be the most transmissible variants to date, have spread globally. The full impact of the Omicron variants, or any subsequent variants, cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Omicron variants and the response by governmental bodies and regulators. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business.

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

Results of Operations – Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Three Months Ended June 30,
(in thousands)	2022	2021

Revenue:
Revenue	$-	$-
Other revenue	45	266
Total revenue	45	266

Operating expenses:
Research and development, net of reimbursements	4,662	3,631
General and administrative	3,233	1,710
Total operating expenses	7,895	5,341

Other income:
Interest income – net	83	54
Total other income	83	54

Net loss	$(7,767)	$(5,021)

Revenue

We recorded no commercial revenue for the three months ended June 30, 2022 and June 30, 2021.

Other revenue

We determined that certain collaborations with a third-party are within the scope of Topic ASC 606, Revenue Recognition from Contracts with Customers, or ASC 606. The collaboration agreement is made up of multiple modules related to various research activities. While the third party has the option to terminate the agreement at the conclusion of any module, we identified a single performance obligation to provide research services within each module for which we receive monetary consideration. Other revenue recognized during the three months ended June 30, 2022 and June 30, 2021 was $45 thousand and $0.3 million respectively.

Research and development, net of reimbursements

Research and development expenses of $4.7 million for the three months ended June 30, 2022 increased $1.1 million from $3.6 million for the three months ended June 30, 2021. Higher expenses related to increased compensation of $0.5 million, resulting from increased compensation expenses and higher expenses due to an increase in the number of employees and increased research activities at our laboratory space.

General and administrative

General and administrative expenses of $3.2 million for the three months ended June 30, 2022 increased $1.5 million from $1.7 million for the three months ended June 30, 2021. The increase was primarily attributable to increased compensation of $0.8 million, higher professional fees and consulting fees including recruitment costs, and higher legal fees.

Other income

Other income is comprised of net interest income in both reporting periods. The amount for the three months ended June 30, 2022 of $83 thousand increased from $54 thousand for the three months ended June 30, 2021 due to a higher average balance.

Net loss

Net loss of $7.8 million for the three months ended June 30, 2022 increased by $2.8 million from $5.0 million for the three months ended June 30, 2021, due to the increases in research and development expenses and general and administrative expenses.

Results of Operations – Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Six Months Ended June 30,
(in thousands)	2022	2021

Revenue:
Revenue	$-	$-
Other revenue	985	888
Total revenue	985	888

Operating expenses:
Research and development, net of reimbursements	9,031	7,907
General and administrative	4,968	3,428
Total operating expenses	13,999	11,335

Other income:
Interest income – net	118	106
Total other income	118	106

Net loss	$(12,896)	$(10,341)

Revenue

We recorded no commercial revenue for the six months ended June 30, 2022 and June 30, 2021.

Other revenue

We determined that certain collaborations with a third-party are within the scope of ASC 606. The collaboration agreement is made up of multiple modules related to various research activities. While the third party has the option to terminate the agreement at the conclusion of any module, we identified a single performance obligation to provide research services within each module for which we receive monetary consideration. Other revenue recognized during the six months ended June 30, 2022 and June 30, 2021 was $0.9 million and $0.9 million respectively.

The National Institutes of Health awarded us a Small Business Technology Transfer cost reimbursable grant to support a clinical collaboration with Memorial Sloan Kettering Cancer Center, or MSK, to study Iomab-ACT for targeted conditioning to achieve lymphodepletion prior to administration of a CD19-targeted CAR T-cell therapy developed at MSK. We recognized other revenue during the six months ended June 30, 2022 of $0.1 million.

Research and development, net of reimbursements

Research and development expenses of $9.0 million for the six months ended June 30, 2022 increased $1.1 million from $7.9 million for the six months ended June 30, 2021. The increase was due to higher expenses related to our research activities at our laboratory space and government grant program and increased compensation of $0.5 million.

General and administrative

General and administrative expenses of $5.0 million for the six months ended June 30, 2022 increased $1.6 million from $3.4 million for the six months ended June 30, 2021. The increase was primarily attributable to increased compensation of $0.8 million, higher professional fees and consulting fees including recruitment costs, and higher legal fees.

Other income

Other income is comprised of net interest income in both reporting periods. The amount for the six months ended June 30, 2022 of $0.1 million was unchanged from the prior-year period.

Net loss

Net loss of $12.9 million for the six months ended June 30, 2022 increased by $2.6 million from $10.3 million for the six months ended June 30, 2021, due to the increases in research and development expenses and general and administrative expenses.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through sales of shares of our stock. The following tables sets forth selected cash flow information for the periods indicated:

	For the Six Months Ended June 30,
(in thousands)	2022	2021

Cash provided by/used in operating activities	$22,137	$(10,226)
Cash used in investing activities	(277)	(65)
Cash provided by financing activities	16,641	28,644

Net change in cash, cash equivalents and restricted cash	$38,501	$18,353

Net cash provided by operating activities for the six months ended June 30, 2022 of $22.1 million increased by $32.3 million from a use of funds of $10.2 million in the prior-year period. This increase was due to the receipt of the $35.0 million up-front payment from Immedica.

Net cash used in investing activities of $0.3 million for the six months ended June 30, 2022 and $0.1 million for the prior-year period are primarily due to the acquisition of equipment for our laboratory.

Net cash provided by financing activities for the six months ended June 30, 2022 of $16.6 million and for the six months ended June 30, 2021 of $28.6 million was primarily from the sale of shares of our common stock.

We entered into a lease for corporate office space effective June 1, 2022 and paid a security deposit to the landlord. The lease has a term of 5 years 2 months, with an expiration date of July 30, 2027, and a current annual rate of $0.6 million. We are also responsible for certain other costs, such as insurance, taxes, utilities and maintenance. In July, 2022 a certificate of deposit was provided as collateral for a letter of credit and the security deposit was returned.

In August 2020 we entered into a Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of our common stock. Shares of common stock are offered pursuant to our shelf registration statement on Form S-3 filed with the SEC on August 7, 2020. As of December 31, 2021, we had sold 6.7 million shares of common stock, resulting in gross proceeds of $59.1 million and net proceeds of $57.0 million. For the six months ended June 30, 2022, we sold 2.7 million shares of common stock, resulting in gross proceeds of $17.2 million and net proceeds of $16.7 million. For the six months ended June 30, 2021, we sold 3.5 million shares of common stock, resulting in gross proceeds of $29.6 million and net proceeds of $28.7 million.

On June 28, 2022, we entered into an Amendment and Restated Capital on Demand™ Sales Agreement, or the A&R Sales Agreement, with JonesTrading and B. Riley Securities, Inc., or B. Riley Securities. The A&R Sales Agreement modifies the original Capital on Demand™ Sales Agreement to include B. Riley Securities as an additional sales agent thereunder.

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

License Revenue

We entered into a product licensing agreement whereby we allowed a third party to commercialize a certain product in specified territories using our trademarks. The terms of this arrangement includes payment to us for a combination of one or more of the following: upfront license fees; development, regulatory and sales-based milestone payments; and royalties on net sales of licensed products. We use judgment to determine whether milestones or other variable consideration should be included in the transaction price.

Upfront license fees: If the license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we will recognize revenue from upfront license fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, we determine whether the combined performance obligation is satisfied over time or at a point in time.

Development, regulatory or commercial milestone payments: At the inception of each arrangement that includes payments based on the achievement of certain development, regulatory and sales-based or commercial events, we evaluate whether the milestones are considered probable of being achieved and estimate the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. Milestone payments that are not within our or the licensee’s control, such as regulatory approvals, are not considered probable of being achieved until regulatory approval is received. At the end of each subsequent reporting period, we will re-evaluate the probability of achieving such development and regulatory milestones and any related constraint, and if necessary, adjust our estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis and recorded as part of license revenues during the period of adjustment.

Sales-based milestone payments and royalties: For arrangements that include sales-based royalties, including milestone payments based on the volume of sales, we will determine whether the license is deemed to be the predominant item to which the royalties or sales-based milestones relate and if such is the case, we will recognize revenue at the later of (i) when the related sales occur, or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied).

Upfront payments and fees may require deferral of revenue recognition to a future period until we perform our obligations under these arrangements or when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with any variable consideration is subsequently resolved. Amounts payable to us are recorded as accounts receivable when our right to consideration is unconditional.

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

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance, which provides guidance on disclosure requirements to entities other than not-for-profit entities about transaction with a government that are accounted for by applying a grant or contribution accounting model by analogy. ASU 2021-10 requires an entity to make annual disclosures related to (1) the nature of the transactions and the related accounting policy used to account for the government transactions, (2) quantification and disclosure of amounts related to the government transactions included in balance sheet and income statement financial statement line items, and (3) significant terms and conditions of the government transactions, including commitments and contingencies. The amendments of ASU 2021-10 are effective January 1, 2022, including interim periods. We adopted this standard effective January 1, 2022 and the standard did not have a material impact on our financial statements.

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

Subsequent Events

Since June 30, 2022, we have sold 0.3 million shares of common stock under our A&R Sales Agreement, resulting in net proceeds of $1.4 million.

On August 2, 2022, warrants to purchase an aggregate of 0.6 million shares of common stock expired. These warrants were issued on August 2, 2017, when we completed an underwritten offering of 0.7 million shares of our common stock and warrants to purchase an aggregate of 0.6 million shares of our common stock at a price of $22.50 per share and related warrant. The warrants were exercisable for a period of 5 years at an exercise price of $31.50 per share. As of August 12, 2022, we have 1.4 million warrants outstanding.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not currently exposed to significant market risk related to changes in interest rates. As of June 30, 2022, our cash equivalents consisted primarily of short-term money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2022 and 2021.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of June 30, 2022, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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

We are not profitable and have incurred losses in each period since our inception. As of June 30, 2022, and December 31, 2021, we had an accumulated deficit of $268.6 million and $255.7 million, respectively. We reported a net loss of $12.9 million and $10.3 million for the six months ended June 30, 2022, and 2021, respectively. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, which would have an adverse effect on our business prospects, financial condition and results of operation.

If we fail to obtain additional financing, we will be unable to continue or complete our product development and you will likely lose your entire investment.

In August 2020, we entered into the Capital on Demand™ Sales Agreement with JonesTrading, pursuant to which we may sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of our common stock. Shares of common stock are offered pursuant to our shelf registration statement filed with the SEC on August 7, 2020. As of December 31, 2021, we had sold 6.7 million shares of common stock, resulting in gross proceeds of $59.1 million and net proceeds of $57.0 million. For the six months ended June 30, 2022, we sold 2.7 million shares of common stock, resulting in gross proceeds of $17.2 million and net proceeds of $16.7 million.

On June 28, 2022, we entered into an Amendment and Restated Capital on Demand™ Sales Agreement, or the A&R Sales Agreement, with JonesTrading and B. Riley Securities, Inc., or B. Riley Securities. The A&R Sales Agreement modifies the Original Capital on Demand™ Sales Agreement to include B. Riley Securities as an additional sales agent thereunder.

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

We have completed patient enrollment in the pivotal Phase 3 SIERRA trial (Study of Iomab-B in Elderly Relapsed or Refractory AML), a 153-patient multi-center randomized trial that will compare outcomes of patients who receive Iomab-B and a BMT to those patients receiving physician’s choice of salvage chemotherapy, defined as conventional care, as no standard of care exists for this patient population. The SIERRA trial may be unsuccessful and fail to demonstrate a safety and efficacy profile that is necessary to receive favorable regulatory approval. Even if Iomab-B receives favorable regulatory approval, we may not be successful in securing adequate reimbursement or establishing successful commercial operations. Any or all of these factors could have a material adverse impact on our business and ability to continue operations.

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

The global health crisis caused by the novel coronavirus COVID-19 pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, the Omicron variants of COVID-19, including subvariants BA.4 and BA.5, which appear to be the most transmissible variants to date, have spread globally. The full impact of the Omicron variant, or any subsequent variant, cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines against the Omicron variant and the response by governmental bodies and regulators. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business.

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

Our operations are increasingly dependent on information technologies and services. Threats to information technology systems associated with cybersecurity risks and cyber incidents or attacks continue to grow, and include, among other things, storms and natural disasters, terrorist attacks, utility outages, theft, viruses, phishing, malware, design defects, human error, and complications encountered as existing systems are maintained, repaired, replaced, or upgraded. Risks associated with these threats include, among other things:

●	theft or misappropriation of funds;

●	loss, corruption, or misappropriation of intellectual property, or other proprietary, confidential or personally identifiable information (including supplier, clinical data or employee data);

●	disruption or impairment of our and our business operations and safety procedures;

●	damage to our reputation with our potential partners, patients and the market;

●	exposure to litigation; and

●	increased costs to prevent, respond to or mitigate cybersecurity events.

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

From time to time, we may publicly disclose preliminary, interim, and top-line data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change as more patient data become available or following a more comprehensive review of the data related to the particular study or trial. For example, at the ASH annual meeting in December 2021 and TCT annual meeting in April 2022, we presented safety and feasibility data available at the time of data submission from 100% patient enrollment from the SIERRA trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Our clinical trials may be open label studies and certain of our clinical development and or operations staff may review interim or preliminary safety or efficacy data during routine data collection, cleaning and analysis from time to time. Interim or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Preliminary, interim or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line, interim or preliminary data we previously published. As a result, top-line, interim and preliminary data should be viewed with caution until the final data are available.

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

The key patents related to the humanized antibody, lintuzumab, which we use in our CD33 program product candidates have expired. It is generally possible that others may be eventually able to use an antibody with the same sequence, and we will then need to rely on additional patent protection covering alpha particle drug products comprising Ac-225. Our final drug construct, Actimab-A, consists of the lintuzumab antibody labeled with the isotope Ac-225. We currently own issued and pending patents relating to methods of manufacturing Actimab-A, methods of treatment using Actimab-A and production of the Ac-225 isotope. In addition, we possess trade secrets and know how related to the manufacturing and use of isotopes. Any competing product based on the lintuzumab antibody is likely to require several years of development before achieving our product candidate’s current status and may be subject to significant regulatory hurdles but such development by others is nevertheless a possibility that could negatively impact our business in the future. We own 4 issued U.S. patents, 1 issued European patent (validated as a national patent in several countries) and 1 issued Japanese patent that relate to the composition of our Iomab-B product candidate. Several patent applications relating to Iomab-B are also pending in the U.S. and internationally. We have and may continue to file patents related to Iomab-B that can provide barriers to entry but there is no certainty that these patents will be granted or such granting thereof will adequately prevent others from seeking to replicate and use the apamistamab antibody or the construct. We have pending patents related to radioimmunoconjugate composition, formulation administration, and methods of use in solid or liquid cancers. This subject matter includes composition, administration, and methods of treatment for our product candidates Actimab-A and Iomab-B. Any competing product based on the antibody used in Iomab-B is likely to require several years of development before achieving our product candidate’s current status and may be subject to significant regulatory hurdles but such development by others is nevertheless a possibility that could negatively impact our business in the future.

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

Our contract for supply of Ac-225 from the DOE must be renewed annually and our current contract extends through the end of 2022. While we expect this contract will continue to be renewed at the end of its term as it has since 2009, there can be no assurance that the DOE will renew the contract or change its policies that allow for the sale of isotope to us. Failure to acquire sufficient quantities of medical grade Ac-225 would make it impossible to effectively complete clinical trials and to commercialize any Ac-225 based drug candidates that we may develop and would materially harm our business.

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

Third-party payors may not adequately reimburse customers for any of our products that we may commercialize or promote and may impose coverage restrictions or limitations such as prior authorizations and step edits that affect their use.

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

The antibodies we use in our targeted radiotherapy product candidates may be subject to generic competition.

We are not aware of any existing or pending regulations or legislation that pertains to generic radiopharmaceutical products such as antibody radiation-conjugate product candidates. Our product candidates are regulated by the FDA as biologic products and we intend to seek approval for these products pursuant to the BLA pathway. The Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated pathway for the approval of biosimilar and interchangeable biologic products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. Even if a biosimilar gets approved for one of the antibodies that we use, the final constructs of our drug candidates consist of an antibody, radioisotope and in some cases a linker. Therefore, we do not believe that the final drug product of our candidates can be subject to competition from a biosimilar as outlined in BPCIA.

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

If in the future we are unable to establish U.S. or global sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if they are approved and we may not be able to generate any revenue.

We currently do not have a marketing or sales team for the marketing, sales and distribution of any of our product candidates that may receive regulatory approval. In order to commercialize any product candidates after approval, we must build on a territory-by-territory basis marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our product candidates receive regulatory approval, we may decide to establish an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time-consuming and will require significant attention of our executive officers to manage. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of any of our product candidates that we obtain approval to market.

With respect to the commercialization of all or certain of our product candidates, we may choose to collaborate, either globally or on a territory-by-territory basis, with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems. In particular, we have and expect to continue to partner with third parties to commercialize Iomab-B outside the United States. In April 2022, we entered into a licensing agreement with Immedica, in which Immedica acquired the product rights for commercialization of Iomab-B for certain territories outside the U.S. If we are unable to enter into or maintain such arrangements when needed on acceptable terms, or at all, we may not be able to successfully commercialize any of our product candidates that receive regulatory approval or any such commercialization may experience delays or limitations. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

Risks Related to Our Operations

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product candidate development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution.

We currently do not have a marketing or sales team for the marketing, sales and distribution of any of our product candidates that are potentially able to obtain regulatory approval. In order to commercialize any product candidates, we must build on a territory-by-territory basis marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If our product candidates receive regulatory approval, we intend to establish an internal sales or marketing team with technical expertise and supporting distribution capabilities to commercialize our product candidates, which will be expensive and time consuming and will require significant attention of our executive officers to manage. We will also have to compete with other pharmaceutical and biotechnology companies to recruit, hire, train and retain marketing and sales personnel. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of any of our product candidates that we obtain approval to market.

To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a public company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Provisions of our certificate of incorporation and bylaws may delay or discourage transactions involving an actual or potential change in our control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. Therefore, these provisions could adversely affect the price of our stock. Among other things, the certificate of incorporation and bylaws:

●	provide that the authorized number of directors may be changed by resolution of the board of directors;

●	provide that all vacancies, including newly created directorships, may, except as otherwise required by law, be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

●	divide the board of directors into three classes; and

●	provide that stockholders seeking to present proposals before a meeting of stockholders or to nominate candidates for election as directors at a meeting of stockholders must provide notice in writing in a timely manner, and meet specific requirements as to the form and content of a stockholder’s notice.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on April 17, 2013).

3.2	Certificate of Amendment to Certificate of Incorporation, as amended, filed January 7, 2014 (incorporated by reference to Exhibit 3.5 to Form S-1 filed on January 31, 2014).

3.3	Certificate of Amendment to Certificate of Incorporation, as amended, filed February 3, 2014. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 7, 2014).

3.4	Certificate of Amendment to Certificate of Incorporation, as amended, filed on February 26, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 4, 2015).

3.5	Certificate of Amendment to Certificate of Incorporation, as amended, filed on February 26, 2018 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 26, 2018).

3.6	Certificate of Amendment to Certificate of Incorporation, as amended, filed on March 6, 2019 (incorporated by reference to Exhibit 3.7 to Form 10-K filed on March 15, 2019).

3.7	Certificate of Amendment to Certificate of Incorporation, as amended, filed on June 16, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 16, 2020).

3.8	Certificate of Amendment to Certificate of Incorporation, as amended, filed on August 10, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 14, 2020).

3.9	Amended and Restated Bylaws, dated August 8, 2018 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on August 9, 2018).

3.10	Amendment to Amended and Restated Bylaws, dated May 7, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 5, 2020).

10.1+†*	Exclusive License and Supply Agreement, dated April 7, 2022, between Immedica Pharma AB and Actinium Pharmaceuticals, Inc.

10.2*	Sublease Agreement, dated April 28, 2022, between ABN AMRO HOLDINGS USA LLC and Actinium Pharmaceuticals, Inc.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2**	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Schema Document
101.CAL *	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management contract or compensatory plan or arrangement.
+	Certain of the schedules (and similar attachments) to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5) of Regulation S-K under the Securities Act of 1933, as amended, because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the Exhibit or the disclosure document. The registrant hereby agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) the type that the registrant treats as private or confidential. A copy of the omitted portions will be furnished to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTINIUM PHARMACEUTICALS, INC.

Date: August 12, 2022	By:	/s/ Sandesh Seth
Sandesh Seth
Chairman and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Steve O’Loughlin
Steve O’Loughlin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)