Form 10-Q
period 2022-09-30
Actinium Pharmaceuticals, Inc.
filed 2022-11-14
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 11, 2022: 25,483,306

Actinium Pharmaceuticals, Inc.

Table of Contents

i

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2022 and December 31, 2021, and the results of operations and cash flows for the three and nine months ended September 30, 2022 and 2021, respectively, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2021 in the Company’s Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Current Assets:
Cash and cash equivalents	$111,815	$77,829
Restricted cash - current	394	392
Security deposit	-	50
Prepaid expenses and other current assets	1,214	1,478
Total Current Assets	113,423	79,749

Property and equipment, net of accumulated depreciation of $440 and $335	635	340
Restricted cash – long term	300	-
Operating leases right-of-use assets	2,454	241
Finance leases right-of-use assets	4	58
Total Assets	$116,816	$80,388

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$7,869	$5,535
Other revenue deferred– current liability	91	998
Operating leases current liability	386	245
Finance leases current liability	4	62
Total Current Liabilities	8,350	6,840

Long-term license revenue deferred	35,000	-
Long-term operating leases obligations	2,210	-
Long-term finance leases obligations	1	3
Total Liabilities	$45,561	$6,843

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 25,212,072 and 22,143,974 shares issued and outstanding, respectively	25	22
Additional paid-in capital	349,348	329,271
Accumulated deficit	(278,118)	(255,748)
Total Stockholders’ Equity	71,255	73,545

Total Liabilities and Stockholders’ Equity	$116,816	$80,388

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue
Revenue	$-	$-	$-	$-
Other revenue	45	233	1,030	1,121
Total revenue	45	233	1,030	1,121

Operating expenses:
Research and development, net of reimbursements	6,771	4,708	15,802	12,615
General and administrative	3,073	1,994	8,041	5,422
Total operating expenses	9,844	6,702	23,843	18,037

Loss from operations	(9,799)	(6,469)	(22,813)	(16,916)

Other income:
Interest income - net	325	46	443	152
Total other income	325	46	443	152

Net loss	$(9,474)	$(6,423)	$(22,370)	$(16,764)

Net loss per common share – basic and diluted	$(0.38)	$(0.30)	$(0.94)	$(0.84)
Weighted average common shares outstanding – basic and diluted	25,164,599	21,539,455	23,691,218	20,060,315

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2022

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2022	22,143,974	$22	$329,271	$(255,748)	$73,545

Stock-based compensation	-	-	421	-	421
Net loss	-	-	-	(5,129)	(5,129)
Balance, March 31, 2022	22,143,974	$22	$329,692	$(260,877)	$68,837

Stock-based compensation	-	-	425	-	425
Sale of common stock, net of issuance costs	2,726,649	3	16,683	-	16,686
Net loss	-	-	-	(7,767)	(7,767)
Balance, June 30, 2022	24,870,623	$25	$346,800	$(268,644)	$78,181

Stock-based compensation	19,639	-	970	-	970
Sale of common stock, net of issuance costs	321,810	-	1,578	-	1,578
Net loss	-	-	-	(9,474)	(9,474)
Balance, September 30, 2022	25,212,072	$25	$349,348	$(278,118)	$71,255

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2021

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2021	17,532,893	$18	$292,275	$(230,974)	$61,319

Stock-based compensation	-	-	376	-	376
Sale of common stock, net of costs	1,712,745	1	14,360	-	14,361
Net loss	-	-	-	(5,320)	(5,320)
Balance, March 31, 2021	19,245,638	$19	$307,011	$(236,294)	$70,736

Stock-based compensation	8,705	-	459	-	459
Sale of common stock, net of issuance costs	1,835,688	2	14,317	-	14,319
Exercise of stock options	900	-	6	-	6
Net loss	-	-	-	(5,021)	(5,021)
Balance, June 30, 2021	21,090,931	$21	$321,793	$(241,315)	$80,499
Stock-based compensation	12,601	-	412	-	412
Sale of common stock, net of issuance costs	927,306	1	5,796	-	5,797
Net loss	-	-	-	(6,423)	(6,423)
Balance, September 30, 2021	22,030,838	$22	$328,001	$(247,738)	$80,285

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows From Operating Activities:
Net loss	$(22,370)	$(16,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,816	1,246
Depreciation and amortization expense	538	387
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	264	137
Accounts payable and accrued expenses	2,334	(566)
Other revenue deferred– current liability	(907)	-
Long-term license revenue deferred	35,000	-
Operating lease liabilities	(253)	(254)
Net Cash Provided By/Used In Operating Activities	16,422	(15,814)

Cash Flows Used In Investing Activities:
Purchase of property and equipment	(350)	(133)
Net Cash Used In Investing Activities	(350)	(133)

Cash Flows From Financing Activities:
Payments on finance leases	(48)	(63)
Sales of shares of common stock, net of costs	18,264	34,477
Proceeds from exercise of stock options	-	6
Net Cash Provided By Financing Activities	18,216	34,420

Net change in cash, cash equivalents, and restricted cash	34,288	18,473
Cash, cash equivalents, and restricted cash at beginning of period	78,221	63,999
Cash, cash equivalents, and restricted cash at end of period	$112,509	$82,472

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activity:
Acquisition of equipment financed by security deposit	$50	$-

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Nature of Business - Actinium Pharmaceuticals, Inc. (the “Company” or “Actinium”) is a clinical-stage, biopharmaceutical company focused on developing and potentially commercializing targeted radiotherapies for patients with unmet needs. The Company applies its proprietary technology platform consisting of over 195 patents, know-how and clinical experience in approximately 600 patients to develop novel therapies for blood cancer and solid tumor indications. Its clinical and preclinical development programs utilize multiple isotopes including Actinium-225, Iodine-131 and Lutetium-177 directed at multiple validated cancer targets including CD45, CD33, CD38, CD47, HER2 and HER3 for targeted conditioning prior to cell and gene therapies including bone marrow transplant and cancer therapeutics as single agents or in combination with other therapeutic modalities. Its lead drug candidate, Iomab-B, has met the primary endpoint of the pivotal Phase 3 SIERRA Trial with a high degree of statistical significance (p<0.0001) and the Company will report additional data from the SIERRA trial by the end of 2022. Its second most advanced drug candidate, Actimab-A, is being studied in a Phase 1 combination trial with the chemotherapy regimen CLAG-M and has reported median overall survival of 12 months, 53% 1-year overall survival and 32% 2-year overall survival in patients with relapsed or refractory AML who have adverse cytogenetics such as a TP53 mutation or have failed targeted therapies. Data from this trial will be presented in an oral presentation at the American Society of Hematology Annual Meeting & Symposium in December 2022.

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

Impact of COVID–19 Pandemic on Financial Statements - The global health crisis caused by the novel coronavirus (“COVID-19”) pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, the Omicron variants of COVID-19, including subvariants BA.4 and BA.5, which appear to be the most transmissible variants to date, have spread globally. The full impact of the Omicron variants, or any subsequent variants, cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines and boosters against the Omicron variants and subsequent variants and the response by governmental bodies and regulators.

Many countries around the world have continued to impose quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. Accordingly, the Company’s ability to continue to operate its business may also be limited. Such events may result in a period of business, supply and drug product manufacturing disruption, and in reduced operations, any of which could materially affect the Company’s business, financial condition and results of operations. In response to COVID-19, the Company implemented hybrid working for its office-based staff, while its research staff has been actively working in its laboratory throughout the pandemic and thus far, has not experienced a significant disruption or delay in its operations as it relates to the clinical development, preclinical research or manufacturing of its drug candidates. Although the Company is adhering to health and safety protocols, an outbreak of COVID-19 at the Company’s facilities could nonetheless cause shutdowns of facilities and a reduction in its workforce, which could cause a disruption or delay in such operations. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on the Company’s ability to access capital, which could in the future negatively affect the Company’s liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect the Company’s business and the value of the Company’s common stock.

Additionally, COVID-19 may result in delays in receiving approvals from local and foreign regulatory authorities, delays in necessary interactions with IRB’s or Institutional Review Boards, local and foreign regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees.

To date, COVID-19 has not had a direct financial impact on the Company. The Company continues to monitor the impacts of COVID-19 on the global economy and on its business operations. However, at this time, it is difficult to predict how long the potential operational impacts of COVID-19 will last or to what degree further disruption might impact the Company’s operations and financial results.

Cash, Cash Equivalents and Restricted Cash - The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. Balances held by the Company are typically in excess of Federal Deposit Insurance Corporation insured limits.

The following is a summary of cash, cash equivalents and restricted cash at September 30, 2022 and December 31, 2021:

(amounts in thousands)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$111,815	$77,829
Restricted cash - current	394	392
Restricted cash – long-term	300	-
Cash, cash equivalents and restricted cash	$112,509	$78,221

Restricted cash relates to certificates of deposit held as collateral for letters of credit issued in connection with the Company’s leases of corporate office spaces.

Leases – The Company has operating and finance leases for corporate office space, office equipment and furniture located at the corporate office space. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense for these leases is recognized on a straight-line basis over the lease term. The Company entered into a lease for corporate office space effective June 1, 2022 and paid a security deposit to the landlord. A certificate of deposit was provided as collateral for a letter of credit issued with this office space during 2022 and at that time, the security deposit was returned to the Company.

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

Net Loss Per Common Share - Basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the reporting period. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive. For the three and nine months ended September 30, 2022 and 2021, the Company’s potentially dilutive shares, which include outstanding common stock options, restricted stock units and warrants, have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

(amounts in thousands)	September 30, 2022	September 30, 2021
Options	3,192	1,426
Restricted Stock Units	300	-
Warrants	1,443	2,114
Total	4,935	3,540

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

Note 3 - Leases

The Company entered into a lease for corporate office space, effective June 1, 2022. The lease has a term of 5 years 2 months, with an expiration date of July 30, 2027, and a current annual rate of $0.6 million. The Company is also responsible for certain other costs, such as insurance, utilities and maintenance. As of September 30, 2022, the Company has two operating leases for corporate office space and two finance leases for office equipment and furniture located in one of the corporate office spaces. In addition, the Company has auxiliary corporate office space that it rents on a month-to-month basis; this rental is accounted for as an operating lease with the same term as the Company’s main office.

The components of lease expense are as follows:

	Three months ended		Nine Months ended
(amounts in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating lease expense	$206	$93	$440	$279

Finance lease cost
Amortization of right-to-use assets	$14	$20	$54	$61
Interest on lease liabilities	$-	$2	$2	$7
Total finance lease cost	$14	$22	$56	$68

Supplemental cash flow information related to leases are as follows:

Cash flow information:

	Nine Months ended
(amounts in thousands)	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow use from operating leases	$302	$282
Operating cash flow use from finance leases	$2	$7
Financing cash flow use from finance leases	$48	$63

Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,605	$-
Finance Leases	$-	$-

Weighted average remaining lease terms are as follows at September 30, 2022:

Weighted average remaining lease term:
Operating leases	4.8 years
Finance Leases	1.3 year

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

Weighted average discount rates:
Operating leases	4.8%
Finance Leases	8.0%

Maturities of lease liabilities are as follows:

(amounts in thousands) Year ending December 31,	Operating Leases	Finance Leases
2022 (excluding nine months ended September 30, 2022)	$50	$1
2023	606	4
2024	618	-
2025	630	-
2026	643	-
2027	380	-
Total lease payments	$2,927	$5
Less imputed interest	(331)	-
Present value of lease liabilities	$2,596	$5

Note 4 – Other revenue

The Company determined that certain collaborations with a third party are within the scope of ASC 606. The collaboration agreement is made up of multiple modules related to various research activities. The Company identified a single performance obligation to provide research services within each module for which the Company receives monetary consideration. The third party can choose to proceed with each module or can terminate the agreement at any time. The Company recognizes revenue for each module on a straight-line basis over the expected module period. Revenue for succeeding modules is not recognized until all contingencies are resolved, inclusive of the third party’s ability to terminate the module. Other revenue recognized during the three months and nine months ended September 30, 2022 was $0.0 million and $0.9 million, respectively, and for the three months and nine months ended September 30, 2021 was $0.0 million and $0.9 million, respectively.

The Company has a grant from a government-sponsored entity for research and development related activities that provide for payments for reimbursed costs, which includes overhead and general and administrative costs as well as an administrative fee. The Company recognizes revenue from grants as it performs services under this arrangement. Associated expenses are recognized when incurred as research and development expense. Other revenue recognized during the three months and nine months ended September 30, 2022 was $0.0 million and $0.1 million, respectively. Other revenue recognized during the three and nine months ended September 30, 2021 was $0.2 million.

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

The Company’s contract liabilities are recorded within Other revenue deferred – current liability or Long-term license revenue deferred in its condensed consolidated balance sheets depending on the short-term or long-term nature of the payments to be recognized. The Company’s contract liabilities primarily consist of advanced payments from licensees. Other revenue deferred – current liability was $0.1 million at September 30, 2022 and $0.9 million at December 31, 2021. Long-term license revenue deferred was $35.0 million at September 30, 2022; there was no long-term license revenue deferred at December 31, 2021. This deferred revenue will be recognized upon European Union regulatory approval of Iomab B.

Note 5 - Equity

In August 2020 the Company entered into the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which the Company may sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of its common stock. Shares of common stock are offered pursuant to a shelf registration statement on Form S-3 filed with the SEC on August 7, 2020. As of December 31, 2021, the Company had sold 6.7 million shares of common stock, resulting in gross proceeds of $59.1 million and net proceeds of $57.0 million. For the nine months ended September 30, 2022, the Company sold 3.0 million shares of common stock, resulting in gross proceeds of $18.9 million and net proceeds of $18.3 million. For the nine months ended September 30, 2021, the Company sold 4.5 million shares of common stock, resulting in gross proceeds of $35.6 million and net proceeds of $34.5 million.

On June 28, 2022, the Company entered into an Amendment and Restated Capital on Demand™ Sales Agreement (the “A&R Sales Agreement”) with JonesTrading and B. Riley Securities, Inc. (“B. Riley Securities”). The A&R Sales Agreement modifies the original Capital on Demand™ Sales Agreement to include B. Riley Securities as an additional sales agent thereunder.

Stock Options

The following is a summary of stock option activity for the nine months ended September 30, 2022:

(amounts in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2022	1,362	$12.45	8.69	$-
Granted	1,885	4.99
Cancelled	(55)	11.06
Outstanding, September 30, 2022	3,192	8.06	9.03	5,377

Exercisable, September 30, 2022	638	17.94	7.43	397

During the nine months ended September 30, 2022, the Company granted options to purchase 1.9 million shares of common stock with an exercise price ranging from $4.96 to $8.46 per share, a term of 10 years, and a vesting period of 4 years. The options have an aggregated fair value of $6.6 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate range from 1.52% to 3.45% (2) expected life of 6 years, (3) expected volatility range from 78.8% to 80.2%, and (4) zero expected dividends.

The fair values of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at September 30, 2022 was $9.7 million related to unvested options, which is expected to be expensed over a weighted average of 3.5 years. During the nine months ended September 30, 2022 and 2021, the Company recorded compensation expense related to stock options of $1.6 million and $1.0 million, respectively.

Restricted Stock Units

The Company issued 300 thousand restricted stock units (“RSUs”) in August 2022 to an employee. These RSUs were immediately vested on the date of the grant, however, shares under the RSUs will not be issued until the earlier of a change of control event, the termination of the recipient’s continuous service status for any reason other than by the Company for cause, or the third anniversary of the date of the grant. The fair value of the RSUs, $1.8 million, was determined based on the stock price of $5.85 on the date of the grant and is being recognized over three years. The unrecognized compensation expense at September 30, 2022 of $1.7 million is expected to be expensed over 2.9 years. During the three months and nine months ended September 30, 2022, the Company recorded compensation expense related to RSUs of $0.1 million.

Warrants

Following is a summary of warrant activity for the nine months ended September 30, 2022:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2022	2,112	$20.52	1.76	$276
Granted	-	-
Exercised	-	-
Cancelled/Expired	(669)	29.01
Outstanding, September 30, 2022	1,443	$16.58	1.58	$-

Exercisable, September 30, 2022	1,440	$15.95	1.58	$-

On August 2, 2022, warrants to purchase an aggregate of 0.6 million shares of common stock expired. These warrants were issued on August 2, 2017, when the Company completed an underwritten offering of 0.7 million shares of common stock and warrants to purchase 0.6 million shares of common stock at a price of $22.50 per share and related warrant. The warrants were exercisable for a period of 5 years at an exercise price of $31.50 per share.

Note 6 – Subsequent Event

Since September 30, 2022, the Company has sold 0.3 million shares of common stock under its A&R Sales Agreement, resulting in net proceeds of $2.7 million.

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

Description of Business

Actinium Pharmaceuticals, Inc. is a clinical-stage, biopharmaceutical company applying its proprietary platform technology and clinical experience to develop novel targeted radiotherapies for patients with unmet needs. Our targeted radiotherapies combine the cell-killing ability of radiation via a radioisotope payload with a targeting agent, such as a monoclonal antibody, to deliver radiation in a precise manner inside the body to specific, targeted cells such as cancer cells, to potentially achieve greater efficacy with lower toxicity than with cytotoxic chemotherapy or external beam radiation. Targeted radiotherapies also enable broader application of radiation than external beam radiation as they can be used in the treatment of both solid tumors and blood cancers, which generally cannot be treated with external radiation given their diffuse nature.

CD45 and CD33 are both expressed in multiple hematologic cancers, which are known to be highly sensitive to radiation. Our clinical programs against these targets are focused on two primary areas: (1) targeted conditioning prior to a bone marrow transplant (“BMT”), adoptive cell therapy (“ACT”) such as CAR-T or gene therapy with Iomab-B and (2) targeted radiotherapy combinations with Actimab-A and other therapeutic agents.

Our most advanced clinical development program is Iomab-B, a CD45 targeting radiotherapy being developed to enable patients with blood cancers and other conditions to receive cellular and gene therapies. Iomab-B is being studied in the pivotal Phase SIERRA trial to enable a bone marrow transplant (“BMT”) in patients with active, relapsed or refractory acute myeloid leukemia (“r/r AML”) age 55 and above, a patient population not considerable eligible for BMT, which is the only potentially curative treatment option, with current approaches.

On October 31, 2022, we announced that Iomab-B met the primary endpoint of the SIERRA trial with a high degree of statistical significance (p<0.0001). Additional data from the SIERRA trial will be reported by year end 2022 including survival data. The trial was conducted in patients 55 years of age or older with r/r AML who typically cannot access a potentially lifesaving BMT as they are deemed unfit and thus unable to tolerate standard chemotherapy-based conditioning. Trial results showed that with Iomab-B conditioning, these patients have increased access to a BMT with a clinically meaningful duration of complete remission, along with a favorable safety profile, potentially establishing a new treatment option for the majority of the 10,000 r/r AML patients in the U.S. who are deemed unfit for BMT with current approaches.

Our second most advanced clinical program is Actimab-A, a CD33 targeting radiotherapy that we are developing as a therapeutic to be used in combination with our treatment modalities to leverage the potential synergistic mechanism of targeted radiation. Actimab-A is being studied in a Phase 1/2 combination trial with the salvage regimen CLAG-M in patients with r/r AML fit for intensive therapy and in a Phase 1/2 combination trial with Venetoclax, a targeted therapy, in patients with r/r AML who are both fit and unfit for intensive therapy.

On November 3, 2022, we announced that Phase 1 results from the Actimab-A CLAG-M trial were accepted for oral presentation at the American Society of Hematology (“ASH”) Annual Meeting & Symposium on December 10, 2022. The study enrolled patients with r/r AML with a median age of 63, 2 lines of prior therapies (range: 1- 5), and 67% had adverse cytogenetics with 52% having a TP53 mutation. Prior treatment included BMT in 57% and prior Venetoclax therapy in 57% of patients. This patient population has dismal survival outcomes and outside of this novel combination clinical trial, would not be treated with CLAG-M. There was a 67% overall response rate (“ORR”) across all dose cohorts and an 83% ORR at the recommended Phase 2 dose (“RP2D”). Overall, 72% of patients achieving a Complete Remission (“CR”) or Complete Remission with incomplete count recovery (“CRi”) were minimal residual disease (“MRD”) negative and 83% of patients receiving the RP2D were MRD negative. Median overall survival was 12-months with a 53% 1-year overall survival rate and 32% 2-year overall survival rate. To provide context for this analysis, the median OS in patients who relapse post Venetoclax is less than 3 months and the median OS in patients who relapse with a TP53 mutation is less than 2 months. More detailed information will be presented in an oral presentation at ASH in December.

Data from our Actimab-A Venetoclax combination trial has been accepted for poster presentation at ASH. This trial is exploring the potential mechanistic synergy we elucidated in preclinical models, that depleting Mcl-1 via targeted radiation from Actimab-A can re-sensitize or reduce resistance to Venetoclax. We have observed responses including a CR in early-dose cohorts. This trial is ongoing with dose escalation and scheduling optimization ongoing. We expect to present proof of concept from the Phase 1 portion of this study in 2023.

We are studying Iomab-ACT, a low dose version of Iomab-B, for conditioning prior to CAR-T cellular therapy in collaboration with Memorial Sloan Kettering Cancer Center, which is funded by a National Institutes of Health (“NIH”) grant. We have completed treatment of an initial cohort of 3 patients and will expand to a second cohort. We expect to present proof of concept data from this study in 2023.

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

Our Pipeline

We are advancing a pipeline of clinical-stage development programs that we believe can improve patient access to potentially curative treatments and improve patient outcomes. To the best of our knowledge, we are developing the most advanced multi-indication, clinical-stage radiotherapy pipeline for targeted conditioning. In addition, we believe we have the most experience with Actinium-225 based alpha therapies with approximately 150 patients treated across six Phase 1 and Phase 2 clinical trials.

Our product development strategy is actively informed by clinical data with our drug candidates Iomab-B, Actimab-A and Iomab-ACT in approximately 600 patients and 19 clinical trials, including the Pivotal Phase 3 SIERRA trial for Iomab-B, 12 prior clinical trials with Iomab-B at the Fred Hutchinson Cancer Research Center, 6 trials with Actimab-A and the MSKCC/NIH trial with Iomab-ACT. We are applying our clinical experience to address unmet patient needs with our programs:

Targeted Conditioning Programs for Cell and Gene Therapy: Iomab-B and Iomab-ACT are intended to potentially enable improved access and outcomes to cell-based therapies with curative potential, including BMT, ACT and gene therapy. Conditioning in the context of BMT, ACT or gene therapy is the act of depleting certain blood and immune-forming cells, including bone marrow stem cells and, in some cases, cancer cells prior to transplanting new cells into a patient. Currently, conditioning is accomplished using a combination of cytotoxic chemotherapeutic agents and external radiation. These non-targeted conditioning regimens are highly toxic and may prevent a patient from receiving a potentially curative therapy and hinder outcomes. We believe our targeted conditioning agents have the potential to increase patient access and outcomes by way of their ability to selectively deplete targeted cells while sparing normal healthy cells, resulting in potentially lower systemic and off-target toxicities. We intend to develop our targeted conditioning programs for BMT, ACT and gene therapy applications for malignant and non-malignant diseases and believe that multiple radioisotopes may be utilized including alpha and beta emitters.

Actinium-225 Based Therapeutic Backbone Therapy Program in AML: Our Actimab-A program demonstrates our leadership in the clinical development of Ac-225 therapeutics, as we focus this industry leading alpha-isotope based radiotherapy program as a backbone therapy for novel combinations in r/r AML. Actimab-A is the first radiotherapeutic for r/r AML and has the unique value proposition of broad applicability, a differentiated mechanism of action, and targeted precision that is well-tolerated with minimal toxicity. Specifically, Actimab-A targets CD33, which is expressed in virtually all AML patients regardless of cytogenetics or mutations and enables potent alpha radiation to be directed against radiosensitive AML cells that have no known resistance or repair mechanism when hit with the Ac-225 isotope payload that causes double stranded breaks in DNA. We believe that Actimab-A in combination with chemotherapy, targeted agents or immunotherapy, in r/r AML as a backbone therapy, represents a significant opportunity to improve patient outcomes in AML and are developing our product candidates according to this strategy.

Platform Collaborations and Preclinical Programs: We are leveraging our clinical experience, robust intellectual property and radiotherapy know-how through research collaborations and our own preclinical development programs. Through our research collaborations, such as with Astellas, we are advancing into solid tumors indications. Here we can utilize the ability of radioisotopes to be used for diagnostic purposes as well as therapeutics, which is referred to as theranostics. We are also exploring novel targeted radiotherapies in solid tumors and blood cancers such as HER3 expressing solid tumors in collaboration with AVEO and combinations with immunotherapies such as CD47 immune checkpoint inhibitors with EpicentRx.

Acute Myeloid Leukemia and Relapsed or Refractory Disease

AML is a blood cancer that arises when hematopoietic progenitor cells fail to differentiate into functioning mature cells and begin to proliferate rapidly, crowding functional mature cells out of the bone marrow. AML is the most common acute leukemia with approximately 21,000 patients expected to be diagnosed in the U.S. this year. It is also one of the most lethal blood cancers with the lowest 5-year survival. The median age of diagnosis is 68 years of age and more than 50% of patients are over the age of 50. Treatment for AML is determined by a patient’s fitness or ability to tolerate treatment intensity. Initial treatment is classified as intensive therapy with curative intent or lower intensity conditioning with non-curative intent. Chemotherapy regimens such as cytarabine and daunorubicin known as “7+3” are examples of intensive regimens, while azacytidine or other hypomethylating agents (“HMAs”) are examples of lower intensity treatment. Multiple targeted agents have been approved since 2017, including Venetoclax, FLT3 inhibitors, IDH inhibitors, hedgehog pathway inhibitors and mylotarg. An estimated 60% of patients are fit and able to tolerate intensive therapy while 40% are unfit and can only receive less intensive therapy that does not have curative intent. Approximately 50% of patients ultimately relapse or develop refractory disease including primary induction failure, where a patient never achieves a remission. The only curative treatment option for relapsed or refractory AML is a BMT.

Development Strategy for Relapsed and Refractory AML

We are developing Iomab-B and Actimab-A to holistically address the unmet needs of both fit and unfit patients with AML, initially targeting the estimated 10,000 patients with relapsed or refractory disease. These patients are largely treated in approximately 100 centers and a majority of the BMTs are done in the top 50 centers. There is virtually total overlap between the top 50 BMT centers and top 100 AML treatment centers. By developing two targeted radiotherapies for this indication, we believe we can address a significant number of patients at various stages of their disease and treatment journey. We also believe we can produce operating leverage through synergies in supply chain and commercialization across both drug candidates. In addition, we believe both Iomab-B and Actimab-A have potential to be used in other blood cancer indications.

Iomab-B enables patients with r/rr AML with active disease, who cannot tolerate intensive therapy and who otherwise would not be considered for BMT, to receive a potentially curative BMT. The SIERRA trial demonstrated the ability of Iomab-B conditioning to enable 100% of patients to proceed to BMT and achieve rapid engraftment resulting in significantly higher rates of patients with Complete Remissions and durable Complete Remissions. The tolerable safety profile of Iomab-B and efficacy as shown in SIERRA trial could transform the treatment paradigm for r/r AML.

For r/r AML patients requiring salvage therapy, we believe combinations based on our Actimab-A alpha therapy have the potential to improve patient outcomes. We are combining Actimab-A with CLAG-M for patients fit for intensive therapy in a Phase 1 trial conducted at the Medical College of Wisconsin (“MCW”). This novel combination trial enrolled patients who otherwise would not be considered for CLAG-M and added Actimab-A to precisely target and kill any residual AML cells following treatment with CLAG-M. The Actimab-A CLAG-M combination has a manageable safety profile and produced high response rates, high rates of MRD negativity and 53% 1- year and 32% 2-year median overall survival in a cohort of heavily pretreated patients with adverse cytogenetics, including 52% of patients who had a TP53 mutation. These survival outcomes represent a significant improvement over current dismal survival rates in these very hard to treat patients and support continued development.

We are also studying Actimab in combination with Venetoclax for patients who are both unfit and fit for intensive therapy. Venetoclax is approved in combination with HMAs, and we believe Actimab-A has a more synergistic mechanism and that its targeted nature can produce better patient outcomes than Venetoclax HMA combinations. We are currently conducting a multi-center Phase 1/2 trial of this novel combination and are optimizing the dosing regimen for the anticipated Phase 2 portion of the trial.

Iomab-B

Iomab-B (I-131 apamistamab), our lead candidate and targeted conditioning agent is comprised of the anti-CD45 monoclonal antibody known as apamistamab (formerly BC8) and the radioisotope Iodine-131 (“I-131”). Iomab-B is a first-in-class targeted radiotherapy intended to improve patient access to potentially curative BMT by simultaneously and rapidly depleting blood cancer, immune and bone marrow stem cells that uniquely express CD45. CD45 is an antigen expressed on leukemia, lymphoma and myeloma cancer cells, but is not expressed outside of the hematopoietic, or blood-forming system. This unique expression on blood cancer and immune cells enables simultaneous depletion of both cell types, making CD45 an optimal antigen for targeted conditioning applications. CD45 is a cell surface antigen with an average expression of 200,000 copies per cell, however, it only internalizes at a rate of 10-15%. We believe our targeted radiotherapy approach is the most effective method to target CD45 positive cells, as the radioisotope payload linear energy transfer can readily ablate a targeted cell without requiring payload internalization like an antibody drug conjugate or without relying on biological effector function processes like a naked antibody. Developed at the Fred Hutchinson Cancer Research Center, a pioneer in the field of BMT, Iomab-B is supported by data in six disease indications including leukemias, lymphomas and multiple myeloma, which afflict over 100,000 patients annually. Studied in over 400 patients, prior studies with Iomab-B have demonstrated nearly universal access to BMT, increased survival and tolerability in multiple clinical trials including the recently completed pivotal Phase 3 SIERRA trial in patients with active leukemic blasts >5%, relapsed or refractory acute myeloid leukemia age 55 and above.

Pivotal Phase 3 SIERRA Trial

The pivotal Phase 3 SIERRA (Study of Iomab-B in Elderly relapsed or refractory AML) is a 153-patient, randomized, multi-center clinical trial, studying Iomab-B compared to the control arm of physician's choice of salvage therapy. Patients with active, r/r AML are not considered eligible for BMT with current approaches and the SIERRA trial is the only randomized Phase 3 trial to offer BMT as a treatment option for this patient population. The SIERRA trial compares outcomes of patients randomized to receive Iomab-B and a BMT (the “study arm”) to those patients randomized to receive physician’s choice of salvage therapy (the “control arm”). The control arm is also defined as conventional care, as no standard of care exists for this patient population and includes over 20 agents that may be used as single agents or in combination including Venetoclax, a targeted Bcl-2 inhibitor, Midostaurin and Sorafenib, targeted FLT3 inhibitors, hypomethylating agents and cytotoxic chemotherapies. Patients who fail to achieve a Complete Remission (“CR”) on the control arm are ineligible to proceed to a BMT, but the trial design permits these patients to “cross over” to receive the study arm treatment if they meet the eligibility criteria. The primary endpoint of the SIERRA trial is durable Complete Remission (“dCR”) of 180 days and the secondary endpoints are Overall Survival (“OS”) and Event Free Survival (“EFS”).

On October 31, 2022, we announced positive topline results from the SIERRA trial that Iomab-B met the study’s dCR primary endpoint with a high degree of statistical significance (p<0.0001). Additional data from the SIERRA trial is expected to be presented by year-end 2022. Data from full patient enrollment in the SIERRA trial (153 patients), was previously presented at the Transplantation & Cellular Therapy (TCT) Tandem Meetings of ASTCT and CIBMTR, the combined annual meetings of the American Society for Transplantation and Cellular Therapy (ASTCT) and the Center for International Blood & Marrow Transplant Research (CIBMTR) in April 2022 and at ASH highlighting that 100% of patients (66/66) on the study arm that received a therapeutic dose of Iomab-B received a BMT, with a median time to BMT of 30 days, and all patients achieved neutrophil and platelet engraftment in a median time of 18 days despite a high median blast count of 30%. On the control arm, only 18% of patients (14/77) achieved remission after salvage therapy, and then received a BMT with a median time to BMT of 67 days and median blast count of 20%. Of the 82% of patients failing to achieve a complete remission (“CR”) with conventional care (63/77), 40 patients were eligible and elected to cross over to receive Iomab-B followed by transplant. These patients are considered as having failed the primary endpoint of the study. All crossover patients who received the therapeutic dose of Iomab-B (40/40) received a BMT, with a median time to BMT of 24 days and they achieved engraftment in a median time of 19 days despite high median blast count of 35% at time of crossover. It was also reported that 100-day TRM of the study or Iomab-B arm was 09% (6/65) of patients that received a BMT compared to 14% of patients (2/14) who received a BMT after salvage therapy on the control arm. These data support the value proposition of Iomab-B enabling patients access to BMT who would not otherwise be eligible and potentially better outcomes. Actinium intends to submit a Biologics License Application (BLA) in 2023, seeking approval for Iomab-B to address patients age 55+ with r/r AML who cannot access BMT with currently available therapies. Iomab-B has been granted Orphan Drug Designation from the U.S. Food and Drug Administration (FDA) and has patent protection into 2037.

If approved, we expect our initial commercial launch will target the leading 50-100 BMT and medical centers that perform the vast majority of BMTs in the United States. In the European Union (“EU”), we received favorable feedback from the European Medicines Agency (“EMA”) via their scientific advice program that the trial design, primary endpoint and planned statistical analysis from the SIERRA trial are acceptable as the basis for a Marketing Authorization Application, or MAA. Additionally, the EMA commented that it does not anticipate the need for further standalone preclinical toxicology or safety studies. Overall, transplant procedures in the EU are approximately fifty percent higher than in the United States with a similar market dynamic, with a majority of BMT volume being conducted in a concentrated number of leading medical centers. In April 2022, we entered into a license and supply agreement with Immedica Pharma AB, or Immedica, pursuant to which Immedica licensed the exclusive product rights for commercialization of Iomab-B in the European Economic Area, Middle East and North Africa. including Algeria, Andorra, Bahrain, Cyprus, Egypt, Iran, Iraq, Israel, Jordan, Kuwait, Lebanon, Libya. Monaco, Morocco, Oman, Palestine, Qatar, San Marino, Saudi Arabia, Switzerland, Syria, Tunisia, Turkey, the United Arab Emirates, the United Kingdom, the Vatican City and Yemen. Upon signing, we were entitled to an upfront payment of $35 million from Immedica, which we received in May 2022. Under the terms of the agreement, we are eligible to receive regulatory and commercial milestone payments and we are entitled to receive royalties in the mid-20 percent range on net sales of the product in certain countries that may result from the License Agreement. We will continue to be responsible for certain clinical development activities and the manufacturing of Iomab-B and will retain commercialization rights in the U.S. and rest of the world.

Iomab-ACT

Our Iomab-ACT program is intended for targeted conditioning prior to ACT or gene therapy and uses the same I-131-apamistamab construct as Iomab-B at varying doses. At lower doses of one-eighth to one-sixth of the myeloablative dose, it is applicable for lymphodepletion prior to CAR-T or certain gene therapy applications where stem cell myeloablation is not necessary. At higher doses it is applicable for gene therapy applications where stem cell myeloablation is necessary. We believe our Iomab-ACT program is highly differentiated when compared to Fludarabine and Cyclophosphamide (“Flu/Cy”) or other chemotherapy-based regimens that are used as the standard of practice today for lymphodepletion prior to CAR-T. CD45 is an antigen expressed on certain immune cell types that are relevant to the mechanism of CAR-T therapies including lymphocytes, regulatory T-cells and macrophages that have been associated with clinical responses that may limit the safety, efficacy and durability of response of these CAR-T therapies including cytokine release syndrome (“CRS”) and neurotoxicity. Some of these limitations may be attributable to the chemotherapy-based conditioning agents that are being used prior to CAR-T therapies. Unlike chemotherapy, Iomab-ACT is targeted in nature and due to this CD45-directed targeting, we expect we can improve CAR-T cell expansion, potentially resulting in responses that are more durable, but also resulting in reduced CAR-T related toxicities. Importantly, we expect the Iomab-ACT program construct to enable lymphodepletion through a single-dose, outpatient administration versus Flu/Cy or other chemotherapy-based lymphodepletion regimens that can require multiple infusion cycles over several days. Because of this potentially superior profile, the Iomab-ACT construct could result in improved access to CAR-T therapy and better outcomes.

We are studying Iomab-ACT in a clinical collaboration with Memorial Sloan Kettering Cancer Center (“MSKCC”) for targeted conditioning prior to administration of MSKCC’s 19-28z CD19, targeting CAR-T in patients with relapsed or refractory B-cell acute lymphoblastic leukemia (“ALL”) or diffuse large B-cell lymphoma (“DLBCL”). We received grant funding from the National Institute of Health (“NIH”) to fund this trial with MSKCC being a co-recipient on this grant. This is a first of its kind study to use an ARC-based conditioning regimen with CAR-T therapy. The hypothesized rationale for this study is that Iomab-ACT will exert an anti-tumor effect on the chemotherapy-refractory B-ALL cells that are sensitive to radiation, resulting in reduced disease burden and simultaneously deplete CD45 expressing immune cells implicated in CAR-T related toxicities, resulting in an optimal homeostatic environment for the CAR-T cells. The study will evaluate the feasibility of using a targeted radiotherapy based conditioning regimen with CAR-T therapy and will evaluate safety measures including incidence of CRS and neurotoxicity and efficacy measures, including responses and survival outcomes. We expect proof of concept data from this study in 2023.

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

Actinium-225 Based Therapeutic Backbone Therapy Program in AML

Our CD33 Alpha program is evaluating the clinical utility of Actimab-A, comprised of the anti-CD33 mAb lintuzumab linked to the potent alpha-emitting radioisotope Actinium-225 (“Ac-225”). CD33 is expressed in the majority of patients with AML and myelodysplastic syndrome (“MDS”) as well as approximately one-third of patients with multiple myeloma. Ac-225 emits four alpha particles and can kill a cell with one alpha-particle hit, making it one of the most powerful cell-killing agents with no know resistance mechanism to the double strand DNA breaks it can cause. We source Ac-225 from the Department of Energy’s Oak Ridge National Laboratory. Our CD33 development program is driven by data obtained from over 150 treated patients, including results from a Phase 1/2 trial that studied Actimab-A as a single agent at multiple dose levels in 58 patients with newly diagnosed AML, which was completed in 2018, as well as trials studying Actimab-A in combination with other agents.

We believe that radiation delivered internally via a targeting moiety can be synergistic when used in combination with chemotherapy, targeted agents and immunotherapy based on mechanistic rationales supported by our own clinical data, preclinical research and scientific and clinical evidence in the literature. We have prioritized our efforts and resources in favor of combination trials for our CD33 program development strategy, rather than single agent trials at this time as we believe Actimab-A can be a backbone therapy in AML when combined with other therapeutic modalities. Our CD33 development program encompasses the following ongoing trials:

Actimab-A + CLAG-M

Actimab-A combined with CLAG-M has been studied in a Phase 1 combination trial that was conducted in collaboration with the Medical College of Wisconsin in patients age 18 and above with r/r AML. CLAG-M (cladribine, cytarabine, filgrastim and mitoxantrone) is a salvage chemotherapy regimen routinely used to treat patients with r/r AML. Data from the Phase 1 combination trial of Actimab-A + CLAG-M has been accepted for an oral presentation at ASH in December 2022. Patients enrolled on this study were a median of 63 years of age and were heavily pretreated with a median of 2 lines of prior treatment (range: 1-5) with 55% of patients receiving prior Venetoclax therapy and 55% receiving a prior BMT. Patients had high-risk cytogenetics with 67% having adverse features including 52% having a TP53 mutation. In addition, 52% of patients had secondary AML. Patients with r/r AML with a TP53 mutation have an expected median OS of 2 months and r/r AML patients who relapse after Venetoclax therapy have an expected survival of 2.4 months. Patients with these characteristics would not typically be considered for CLAG-M therapy outside of this clinical trial of the novel Actimab-A combination.

In the 21 patients evaluable for a response who received Actimab-A CLAG-M, median 1-year overall survival is 53% and 2-year overall survival is 32%. These survival results are in conjunction with a 72% rate of minimal residual disease (“MRD) negativity. In patients receiving the recommended Phase 2 dose, an 83% overall response rate (“ORR”) and 75% MRD negativity rate was achieved. Based on these positive results, we are working to develop a regulatory and development pathway for the Actimab-A CLAG-M combination and will be evaluating potential registration-enabling strategies. In addition, we believe this Actimab-A + CLAG-M combination study has provided proof of principle that the addition of Actimab-A to other AML therapies can lead to well-tolerated regimens with improved responses and survival, which supports our Actimab-A backbone therapy strategy for patients with AML.

Actimab-A + Venetoclax

We are also conducting a Phase 1/2 trial combining Actimab-A with the Bcl-2 inhibitor Venetoclax in both fit and unfit patients age 18 and above with relapsed or refractory AML. This multi-center trial is being led by UCLA Medical Center. This combination is supported by mechanistic evidence in preclinical studies using Venetoclax -resistant AML tumor cell lines. In these models, we have demonstrated that Actimab-A can deplete Mcl-1 and Bcl-XL, two proteins implicated in mediating resistance to Venetoclax, in addition to causing potentially lethal double-stranded DNA breaks in these CD33 expressing cells. Furthermore, in vivo studies in animal models of Venetoclax-resistant AML demonstrated robust tumor regression and improved survival in cohorts receiving the Actimab-A Venetoclax combination compared to Venetoclax alone. The rationale for this clinical study is that the addition of Actimab-A will; 1) have a direct anti-tumor effect via double-stranded DNA breaks and 2) deplete Mcl-1 and Bcl-XL making the AML cells more susceptible to Venetoclax. The Actimab-A Venetoclax combination has been well tolerated with responses, including a CR and a partial response in early dose escalation cohorts. We are continuing dose escalation and evaluating the appropriate dose sequence to determine our strategy for the Phase 2 portion of this study. Additional data from this novel combination is expected by year-end 2022 and proof of concept in early 2023.

Antibody Warhead Enabling Technology Platform

Our proprietary AWE technology platform is supported by intellectual property, know-how and trade secrets that cover the generation, development, methods of use and manufacture of targeted radiotherapies and certain of their components. Our AWE technology patent portfolio presently includes 43 patent families comprised of over 195 issued patents and pending patent applications, of which 10 are issued and 37 are pending in the United States, and 144 are issued or pending internationally. The effective lives of the issued patents in our portfolio, or patents that may issue from the pending applications in our portfolio, ranges from expirations between 2024 and 2042. Our technology enables the direct labeling, or conjugation and labeling, of a biomolecular targeting agent to a radionuclide warhead and its development and use as a therapeutic regimen for the treatment of diseases such as cancer. Our AWE intellectual property covers various methods of use in multiple diseases, including indication, dose and scheduling, radionuclide warhead, and therapeutic combinations. We have particular expertise in utilizing the alpha emitting isotope Ac-225 including clinical experience in treating approximately 150 patients with our alpha-emitter-based therapies, “gold standard” linker technology and 5 issued patents in the United States and 49 patents internationally related to the manufacturing or Ac-225 in a cyclotron, which we believe has the potential to produce higher quantities of Ac-225 than currently utilized methods.

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

We are also collaborating with AVEO Oncology (“AVEO”) to develop a targeted radiotherapy against ErbB3, also known as HER3, with the Ac-225 isotope for solid tumor indications. HER3 is overexpressed in several solid tumor indications with high unmet needs, including colorectal, gastric, head and neck, breast, ovarian, melanoma, prostate and bladder cancers with HER3 agents under development demonstrating activity in preclinical and clinical studies. To our knowledge, this is the first HER3 targeting radiotherapy in development. AVEO is developing high affinity antibodies including HER3 targeting AV-203, which has demonstrated preclinical activity across a number of solid tumor indications and was studied in a Phase 1 open-label trial in patients with advanced solid tumors where it was found to be safe and generally well tolerated. In April 2022, we presented data at the AACR Annual Meeting showing potent tumor cell cytotoxicity, enhanced antitumor effects and significantly improved survival with an Ac-225 radiolabeled HER3 antibody compared to a naked HER3 antibody in a preclinical NSCLC model. We are continuing to explore the feasibility of this approach as part of the partnership.

We are collaborating with EpicentRx to evaluate Actimab-A in combination with EpicentRx’s RRx-001in AML. EpicentRx’s RRx-001, currently under investigation in a Phase 3 trial for Small Cell Lung Cancer and in other oncology and non-oncology indications, is a versatile next generation small molecule immunotherapeutic that targets the CD47-SIRPα axis and the NLRP3 inflammasome to alter the tumor microenvironment and optimize immune response. This collaboration will explore the mechanistic synergy of RRx-001’s CD47–SIRPα downregulation with Actinium’s targeted radiotherapy calreticulin upregulation to increase the immune detection and destruction of cancer cells. Preclinical experiments have begun exploring this combination in AML models. We intend to leverage our experience with CD47 targeting agents such as magrolimab in this collaboration. Based on Actimab-A and RRx-001 both being clinical-stage assets, we believe there is a potentially faster pathway to clinical trials with this novel combination, particularly if the preclinical safety and efficacy profile are in line with what was observed with Actimab-A and magrolimab.

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

Recent Developments

Impact of COVID–19 Pandemic

The global health crisis caused by the novel coronavirus COVID-19 pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, the Omicron variants of COVID-19, including subvariants BA.4 and BA.5, which appear to be the most transmissible variants to date, have spread globally. The full impact of the Omicron variants, or any subsequent variants, cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines and boosters against the Omicron variants and the response by governmental bodies and regulators. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business.

Many countries around the world have continued to impose quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. Accordingly, our ability to continue to operate our business may also be limited. Such events may result in a period of business, supply and drug product manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. In response to COVID-19, we implemented hybrid working for our office-based staff, while our research staff has been actively working in our laboratory throughout the pandemic and thus far have not experienced a significant disruption or delay in our operations as it relates to the clinical development, preclinical research or manufacturing of our drug candidates. Although we are adhering to health and safety protocols, an outbreak of COVID-19 at our facilities could nonetheless cause shutdowns of facilities and a reduction in our workforce, which could cause a disruption or delay in such operations. Certain government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will be put in place again due to a resurgence in COVID-19 cases, including those involving new variants of the coronavirus, which may be more contagious and deadly than prior strains. Therefore, the COVID-19 pandemic, may further divert the attention and efforts of the medical community to coping with COVID-19, and may disrupt the marketplace in which we operate and may have a material adverse effect on our operations.

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

To date, COVID-19 has not had a direct financial impact on our company. We continue to monitor the impacts of COVID-19 on the global economy and on our business operations. However, the ultimate impact of COVID-19 on our business operations and financial results during 2022 will depend on, among other things, the ultimate severity and scope of the pandemic, including the new variants of the virus, the possible imposition of governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and whether, and the speed with which the economy recovers. We are not able to fully quantify the impact that these factors will have on our financial results during 2022 and beyond.

Results of Operations – Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Three Months Ended September 30,
(amounts in thousands)	2022	2021

Revenue:
Revenue	$-	$-
Other revenue	45	233
Total revenue	45	233

Operating expenses:
Research and development, net of reimbursements	6,771	4,708
General and administrative	3,073	1,994
Total operating expenses	9,844	6,702

Other income:
Interest income – net	325	46
Total other income	325	46

Net loss	$(9,474)	$(6,423)

Revenue

We recorded no commercial revenue for the three months ended September 30, 2022 and September 30, 2021.

Other revenue

We determined that certain collaborations with a third-party are within the scope of Topic ASC 606, Revenue Recognition from Contracts with Customers, or ASC 606. The collaboration agreement is made up of multiple modules related to various research activities. While the third party has the option to terminate the agreement at the conclusion of any module, we identified a single performance obligation to provide research services within each module for which we receive monetary consideration. Other revenue recognized during the three months ended September 30, 2022 was $45 thousand. No revenue associated with this collaboration was recognized during the three months ended September 30, 2021.

The National Institutes of Health, or NIH, awarded us a Small Business Technology Transfer cost reimbursable grant to support a clinical collaboration with Memorial Sloan Kettering Cancer Center, or MSK, to study Iomab-ACT for targeted conditioning to achieve lymphodepletion prior to administration of a CD19-targeted CAR T-cell therapy developed at MSK. No revenue associated with this grant was recognized during the three months ended September 30, 2022. We recognized other revenue during the three months ended September 30, 2021 of $0.2 million.

Research and development, net of reimbursements

Research and development expenses of $6.8 million for the three months ended September 30, 2022 increased $2.1 million from $4.7 million for the three months ended September 30, 2021. The increase was primarily due to increased CMC activity, higher expenses related to our research activities at our laboratory space, as well as higher expenses due to an increase in the number of employees.

General and administrative

General and administrative expenses of $3.1 million for the three months ended September 30, 2022 increased $1.1 million from $2.0 million for the three months ended September 30, 2021. The increase was primarily attributable to increased non-cash equity compensation of $0.5 million, and increased compensation due to an increase in the number of employees.

Other income

Other income is comprised of net interest income in both reporting periods. The amount for the three months ended September 30, 2022 of $325 thousand increased from $46 thousand for the three months ended September 30, 2021 due to a higher average balance and higher interest rates.

Net loss

Net loss of $9.5 million for the three months ended September 30, 2022 increased by $3.1 million from $6.4 million for the three months ended September 30, 2021, primarily due to the increases in research and development expenses and general and administrative expenses.

Results of Operations – Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Nine Months Ended September 30,
(amounts in thousands)	2022	2021

Revenue:
Revenue	$-	$-
Other revenue	1,030	1,121
Total revenue	1,030	1,121

Operating expenses:
Research and development, net of reimbursements	15,802	12,615
General and administrative	8,041	5,422
Total operating expenses	23,843	18,037

Other income:
Interest income – net	443	152
Total other income	443	152

Net loss	$(22,370)	$(16,764)

Revenue

We recorded no commercial revenue for the nine months ended September 30, 2022 and September 30, 2021.

Other revenue

We determined that certain collaborations with a third-party are within the scope of ASC 606. Other revenue related to these collaborations recognized during the nine months ended September 30, 2022 and September 30, 2021 was $0.9 million in each reporting period.

We recognized other revenue related to our NIH Small Business Technology Transfer grant during the nine months ended September 30, 2022 and September 30, 2021 of $0.1 million and $0.2 million, respectively.

Our contract liabilities are recorded within Other revenue deferred – current liability or Long-term license revenue deferred in our condensed consolidated balance sheets depending on the short-term or long-term nature of the payments to be recognized. Our contract liabilities primarily consist of advanced payments from licensees. Other revenue deferred – current liability was $0.1 million at September 30, 2022 and $0.9 million at December 31, 2021. Long-term license revenue deferred was $35.0 million at September 30, 2022; there was no long-term license revenue deferred at December 31, 2021. This deferred revenue will be recognized upon European Union regulatory approval of Iomab B.

Research and development, net of reimbursements

Research and development expenses of $15.8 million for the nine months ended September 30, 2022 increased $3.2 million from $12.6 million for the nine months ended September 30, 2021. The increase was due to increased CMC activity, higher expenses related to our research activities at our laboratory space and government grant program and increased compensation of $0.5 million resulting from an increased number of employees.

General and administrative

General and administrative expenses of $8.0 million for the nine months ended September 30, 2022 increased $2.6 million from $5.4 million for the nine months ended September 30, 2021. The increase was primarily attributable to increased compensation of $1.1 million, increased non-cash equity compensation of $0.5 million, higher professional fees and consulting fees including recruitment costs, and higher legal fees.

Other income

Other income is comprised of net interest income in both reporting periods. The amount for the nine months ended September 30, 2022 of $443 thousand increased from $152 thousand for the nine months ended September 30, 2021 due to a higher average balance and higher interest rates.

Net loss

Net loss of $22.4 million for the nine months ended September 30, 2022 increased by $5.6 million from $16.8 million for the nine months ended September 30, 2021, due to the increases in research and development expenses and general and administrative expenses.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through sales of shares of our stock. The following tables sets forth selected cash flow information for the periods indicated:

	For the Nine Months Ended September 30,
(amounts in thousands)	2022	2021

Cash provided by/used in operating activities	$16,422	$(15,814)
Cash used in investing activities	(350)	(133)
Cash provided by financing activities	18,216	34,420

Net change in cash, cash equivalents and restricted cash	$34,288	$18,473

Net cash provided by operating activities for the nine months ended September 30, 2022 of $16.4 million increased by $32.2 million from a use of funds of $15.8 million in the prior-year period. This increase was due to the receipt of the $35.0 million up-front payment from Immedica.

Net cash used in investing activities of $0.4 million for the nine months ended September 30, 2022 and $0.1 million for the prior-year period are primarily due to the acquisition of equipment for our laboratory.

Net cash provided by financing activities for the nine months ended September 30, 2022 of $18.2 million and for the nine months ended September 30, 2021 of $34.4 million was primarily from the sale of shares of our common stock.

We entered into a lease for corporate office space effective June 1, 2022 and paid a security deposit to the landlord. The lease has a term of 5 years 2 months, with an expiration date of July 30, 2027, and a current annual rate of $0.6 million. We are also responsible for certain other costs, such as insurance, utilities and maintenance. In July, 2022 a certificate of deposit was provided as collateral for a letter of credit and the security deposit was returned.

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

As of December 31, 2021, we had sold 6.7 million shares of common stock, resulting in gross proceeds of $59.1 million and net proceeds of $57.0 million. For the nine months ended September 30, 2022, we sold 3.0 million shares of common stock, resulting in gross proceeds of $18.9 million and net proceeds of $18.3 million. For the nine months ended September 30, 2021, we sold 4.5 million shares of common stock, resulting in gross proceeds of $35.6 million and net proceeds of $34.5 million.

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

Recent Developments

On August 10, 2022, our Board of Directors adopted the Third Amendment to Actinium Pharmaceuticals, Inc. 2019 Stock Plan, which provided for the future issuance of restricted stock units under the Company’s 2019 Stock Plan.

Subsequent Event

Since September 30, 2022, we have sold 0.3 million shares of common stock under our A&R Sales Agreement, resulting in net proceeds of $2.7 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not currently exposed to significant market risk related to changes in interest rates. As of September 30, 2022, our cash equivalents consisted primarily of short-term money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2022 and 2021.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of September 30, 2022, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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

We are not profitable and have incurred losses in each period since our inception. As of September 30, 2022, and December 31, 2021, we had an accumulated deficit of $278.1 million and $255.7 million, respectively. We reported a net loss of $22.3 million and $16.8 million for the nine months ended September 30, 2022, and 2021, respectively. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, which would have an adverse effect on our business prospects, financial condition and results of operation.

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

We have completed patient enrollment in the pivotal Phase 3 SIERRA trial (Study of Iomab-B in Elderly Relapsed or Refractory AML), a 153-patient multi-center randomized trial that will compare outcomes of patients who receive Iomab-B and a BMT to those patients receiving physician’s choice of salvage chemotherapy, defined as conventional care, as no standard of care exists for this patient population. We have announced that Iomab-B met the primary endpoint of dCR in the SIERRA trial with statistical significance (p<0.0001). The SIERRA trial may be unsuccessful and fail to demonstrate a safety and efficacy profile that is necessary to receive favorable regulatory approval. Even if Iomab-B receives favorable regulatory approval, we may not be successful in securing adequate reimbursement or establishing successful commercial operations. Any or all of these factors could have a material adverse impact on our business and ability to continue operations.

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

The global health crisis caused by the novel coronavirus COVID-19 pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite progress in vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, the Omicron variants of COVID-19, including subvariants BA.4 and BA.5, which appear to be the most transmissible variants to date, have spread globally. The full impact of the Omicron variant, or any subsequent variant, cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines and boosters against the Omicron variant and the response by governmental bodies and regulators. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business.

Many countries around the world have continued to impose quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. Accordingly, our ability to continue to operate our business may also be limited. Such events may result in a period of business, supply and drug product manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. In response to COVID-19, we implemented hybrid working for our office-based staff, while our research staff has been actively working in our laboratory throughout the pandemic and thus far have not experienced a significant disruption or delay in our operations as it relates to the clinical development, preclinical development of manufacturing of our drug candidates. Although we are adhering to health and safety protocols, an outbreak of COVID-19 at our facilities could nonetheless cause shutdowns of facilities and a reduction in our workforce, which could cause a disruption or delay in such operations. Certain government-imposed precautionary measures may have been relaxed in certain countries or states, but there is no assurance that more strict measures will be put in place again due to a resurgence in COVID-19 cases, including those involving new variants of the coronavirus, which may be more contagious and deadly than prior strains. Therefore, the COVID-19 pandemic may further divert the attention and efforts of the medical community to coping with COVID-19, and may disrupt the marketplace in which we operate and may have a material adverse effect on our operations.

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

We continue to monitor the impacts of COVID-19 on the global economy and on our business operations. However, the ultimate impact from COVID-19 on our business operations and financial results during 2022 will depend on, among other things, the ultimate severity and scope of the pandemic, including the new variants of the virus, the possible imposition of governmental and private travel restrictions and public concerns about public gatherings will ease, the rate at which historically large increases in unemployment rates will decrease, if at all, and whether, and the speed with which the economy recovers. We are not able to fully quantify the impact that these factors will have on our financial results during 2022 and beyond.

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

In June 2012, we acquired rights to apamistamab, a clinical stage anti-CD45 monoclonal antibody with safety and efficacy data in more than 300 patients in need of a BMT. Iomab-B is our product candidate that links I-131 to apamistamab that is being studied in the pivotal Phase 3 SIERRA trial. Product candidates utilizing apamistamab would require BLA approval before they can be marketed in the United States. We are also evaluating Iomab-ACT, which uses a lower dose I-131 for lymphodepletion prior to CAR-T or adoptive cell therapy. We are currently evaluating clinical trials that would use our construct for lymphodepletion. Our CD33 Alpha program studying Actimab-A (lintuzumab-Ac-225) product candidate is also being studied in several Phase 1 trials under our sponsorship and investigator-initiated trials in patients with r/r AML. Product candidates utilizing the lintuzumab antibody would require BLA approval before they can be marketed in the United States. We are in the early stages of evaluating other product candidates consisting of conjugates of Ac-225 with human or humanized antibodies for pre-clinical and clinical development in other types of cancer. The FDA may not approve these products for the indications that are necessary or desirable for successful commercialization. The FDA may fail to approve any BLA we submit for new product candidates or for new intended uses or indications for approved products or future product candidates. Failure to obtain FDA approval for our products in the proposed indications would have a material adverse effect on our business prospects, financial condition and results of operations.

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

In December 2015, the FDA cleared our IND filing for Iomab-B and we have completed patient enrollment of a randomized, controlled, pivotal Phase 3 clinical trial under such IND to study Iomab-B in patients 55 years of age or older with relapsed or refractory AML. The Phase 3 trial SIERRA trial has met its primary endpoint assuming there are no unexpected issues or delays, including with secondary endpoints, it is expected to form the basis for a BLA for Iomab-B for use in preparing and conditioning AML patients for a BMT. Additionally, there are physician IND trials at the FHCRC that have been conducted or are currently ongoing at FHCRC with Iomab-B (for other target indications) and the apamistamab antibody (formerly known as BC8) we licensed. And, we have multiple Phase 1 and Phase 2 clinical trials ongoing and others that we have planned but not-yet commenced, for our other drug candidates under our own sponsorship and multiple investigator-initiated trials ongoing. Except for Iomab-B (for patients with AML), we expect that the clinical trials we need to conduct to be in a position to submit BLAs for our product candidates currently in-development will take, at least, several years to complete. Moreover, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Also, the results of early preclinical and clinical testing may not be predictive of the results of subsequent clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. And, preclinical and clinical data are often susceptible to multiple interpretations and analyses. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have, nonetheless, failed to obtain marketing approval of their products. Success in preclinical testing and early clinical trials does not ensure that later clinical trials, which involve many more subjects, and the results of later clinical trials may not replicate the results of prior clinical trials and preclinical testing. Any failure or substantial delay in our product development plans may have a material adverse effect on our business.

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

From time to time, we may publicly disclose preliminary, interim, and top-line data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change as more patient data become available or following a more comprehensive review of the data related to the particular study or trial. For example, in October 2022 we announced that Iomab-B met the primary endpoint of dCR in the SIERRA trial with statistical significance (p<0.0001). We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Our clinical trials may be open label studies and certain of our clinical development and or operations staff may review interim or preliminary safety or efficacy data during routine data collection, cleaning and analysis from time to time. Interim or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Preliminary, interim or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line, interim or preliminary data we previously published. As a result, top-line, interim and preliminary data should be viewed with caution until the final data are available.

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

Our CD33 program is comprised of several clinical trials including investigator-initiated trials in r/r AML that are studying the same drug construct consisting of lintuzumab-Ac-225. Negative results from any of these trials could negatively impact our ability to enroll or complete our other trials studying lintzumab-Ac-225. Additionally, negative outcomes including safety concerns, may result in the FDA discontinuing other trials utilizing lintuzumab-Ac-225.

We may be unable to obtain a sufficient supply of isotopes to support clinical development or at commercial scale.

Iodine-131 is a key component of our Iomab-B drug candidate. We currently source medical grade I-131 from three suppliers including two leading global manufacturers. Currently, there is sufficient supply of I-131 to support additional trials we may undertake utilizing I-131 and for commercialization of Iomab-B. We continually evaluate I-131 manufacturers and suppliers and intend to have multiple qualified suppliers prior to the commercial launch of Iomab-B. While we consider I-131 to be commoditized and obtainable through several suppliers, there can be no guarantee that we will be able to secure I-131 or obtain I-131 on terms that are acceptable to us.

Actinium-225 is a key component of our CD33 Alpha program, AWE platform and other drug candidates that we might consider for development with the Ac-225 payload. There are adequate quantities of Ac-225 available today to meet our current needs via our present supplier, the Department of Energy (“DOE”). The Ac-225 currently supplied to Actinium’s clinical trials from the DOE is derived from the natural decay of thorium-229 from so-called ‘thorium-cows’ and is able to produce sufficient quantities that are several multiples of the amount of Ac-225 we require to supply our clinical programs through to early commercialization phase. The DOE is also producing Ac-225 from a recently developed alternative route for Ac-225 production via a linear accelerator that is currently being evaluated by Actinium. Initial preclinical and modelling results have indicated that the linear accelerator sourced Ac-225 does not impact labelling efficiency and expected distribution. In accordance with representations made by the DOE, the capacity of Ac-225 from this route is expected to be sufficient to supply all of Actinium’s pipeline and commercial Ac-225 needs and support new program expansion by not just Actinium but also other companies that are developing Ac-225 based products. Additional routes of Ac-225 production are being pursued by the DOE including the generation of new thorium cows and production via a cyclotron. The cyclotron production method for Ac-225 production leverages Actinium’s proprietary technology and know-how and presents an additional path towards production of high-quality Ac-225 that would be able to satisfy commercial needs. In addition, we are aware of at least six other government and non-government entities globally including the U.S., Canada, Russia, Belgium, France and Japan that have, or expect to have ability to supply Ac-225 or equipment for its production within the timeframes relevant to the potential first commercial approval of our Ac-225 ARC.

Our contract for supply of Ac-225 from the DOE must be renewed annually and our current contract extends through the end of 2022. While we expect this contract will continue to be renewed at the end of its term as it has since 2009, there can be no assurance that the DOE will renew the contract or change its policies that allow for the sale of isotope to us. Failure to acquire sufficient quantities of medical grade Ac-225 at a cost effective price would make it impossible to effectively complete clinical trials and to commercialize any Ac-225 based drug candidates that we may develop and would materially harm our business.

Our ability to conduct clinical trials to advance our drug candidates is dependent on our ability to obtain the radioisotopes I-131, Ac-225 and other isotopes we may choose to utilize in the future. Currently, we are dependent on third party manufacturers and suppliers for our isotopes. These suppliers may not perform their contracted services or may breach or terminate their agreements with us. Our suppliers are subject to regulations and standards that are overseen by regulatory and government agencies and we have no control over our suppliers’ compliance to these standards. Failure to comply with regulations and standards may result in their inability to supply isotopes and could result in delays in our clinical trials, which could have a negative impact on our business. We have developed intellectual property, know-how and trade secrets related to the manufacturing process of Ac-225. While we have manufactured medical grade Ac-225 of a purity compared to the cyclotron sourced material in the past, this activity was terminated due to operating cost reasons and we currently do not have experience in manufacturing medical grade Ac-225 and may not obtain the resources necessary to establish our own manufacturing capabilities in future. Our inability to build out and establish our own manufacturing facilities would require us to continue to rely on third party suppliers as we currently do. However, based on our current third-party suppliers and potential future suppliers of Ac-225 we expect to have adequate isotope supply to support our current ongoing clinical trials, current AWE program activities and commercialization should our drug candidates receive approval.

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

The timely completion of clinical trials in accordance with their protocols depends on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons, including:

●	the size and nature of the patient population;

●	the patient eligibility criteria defined in the protocol;

●	the size of the study population required for analysis of the trial’s primary and secondary endpoints;

●	the proximity of patients to trial sites;

●	the design of the trial;

●	our ability to recruit clinical trial investigators with the appropriate competencies and expertise;

●	competing clinical trials for similar or alternate therapeutic treatments;

●	clinician’s and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies;

●	our ability to obtain and maintain patient consents; and

●	the risk that patients enrolled in clinical trials will not complete a clinical trial.

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

Most recently, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA Act”), which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms. Specifically, the IRA Act authorizes and directs the Department of Health and Human Services (the “DHHS”) to set drug price caps for certain high-cost Medicare Part B and Part D qualified drugs, with the initial list of drugs to be selected by September 1, 2023, and the first year of maximum price applicability to begin in 2026. The IRA Act further authorizes the DHHS to penalize pharmaceutical manufacturers that increase the price of certain Medicare Part B and Part D drugs faster than the rate of inflation. Finally, the IRA Act creates significant changes to the Medicare Part D benefit design by capping Part D beneficiaries’ annual out-of-pocket spending at $2,000 beginning in 2025. We cannot be sure whether additional or related legislation or rulemaking will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.

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

It is particularly difficult to recruit and hire new employees during the COVID-19 pandemic as the uncertainty created by the COVID-19 pandemic makes it less likely potential candidates will be willing to leave a stable job to explore a new opportunity. There can be no assurance that such professionals will be available in the market, or that we will be able to retain existing professionals or meet or continue to meet their compensation requirements. Furthermore, the cost base in relation to such compensation, which may include equity compensation, may increase significantly, which could have a material adverse effect on us. Failure to establish and maintain an effective management team and workforce could adversely affect our ability to operate, grow and manage our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on April 17, 2013).

3.2	Certificate of Amendment to Certificate of Incorporation, as amended, filed January 7, 2014 (incorporated by reference to Exhibit 3.5 to Form S-1 filed on January 31, 2014).

3.3	Certificate of Amendment to Certificate of Incorporation, as amended, filed February 3, 2014. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 7, 2014).

3.4	Certificate of Amendment to Certificate of Incorporation, as amended, filed on February 26, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 4, 2015).

3.5	Certificate of Amendment to Certificate of Incorporation, as amended, filed on February 26, 2018 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 26, 2018).

3.6	Certificate of Amendment to Certificate of Incorporation, as amended, filed on March 6, 2019 (incorporated by reference to Exhibit 3.7 to Form 10-K filed on March 15, 2019).

3.7	Certificate of Amendment to Certificate of Incorporation, as amended, filed on June 16, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 16, 2020).

3.8	Certificate of Amendment to Certificate of Incorporation, as amended, filed on August 10, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 14, 2020).

3.9	Amended and Restated Bylaws, dated August 8, 2018 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on August 9, 2018).

3.10	Amendment to Amended and Restated Bylaws, dated May 7, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 5, 2020).

10.1#	Third Amendment to the Actinium Pharmaceuticals, Inc. 2019 Stock Plan (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 filed on August 19, 2022).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2**	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS *	Inline XBRL Instance Document
101.SCH *	Inline XBRL Taxonomy Schema Document
101.CAL *	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF *	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB *	Inline XBRL Taxonomy Label Linkbase Document
101.PRE *	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTINIUM PHARMACEUTICALS, INC.

Date: November 14, 2022	By:	/s/ Sandesh Seth
Sandesh Seth
Chairman and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Steve O’Loughlin
Steve O’Loughlin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)