Form 10-K
period 2022-12-31
Actinium Pharmaceuticals, Inc.
filed 2023-03-31
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Under Section 13 or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the act): Yes ☐  No ☒

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock on the NYSE American on June 30, 2022 was $119,589,361.

As of March 31, 2023, 25,729,370 shares of common stock, $0.001 par value per share, were outstanding.

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

ii

PART I

ITEM 1. BUSINESS.

Description of Our Business

Actinium Pharmaceuticals, Inc. (“Actinium”) is a biopharmaceutical company developing targeted radiotherapies to deliver cancer-killing radiation with cellular level precision to treat patients with high unmet medical needs. Our vision is to build a specialty, hospital focused radiotherapeutics company that develops and markets medicines for relapsed or refractory cancer patients who are treated primarily in large quaternary care hospitals and their catchment areas. We intend to leverage the clinical data of our lead product candidates, Iomab-B and Actimab-A, to improve outcomes in patients with relapsed or refractory acute myeloid leukemia (“r/r AML”) by launching two radiotherapy drugs in 5 years that address the significant need for better outcomes from treatment with therapeutics or from undergoing a bone marrow transplant (“BMT”).

We also intend during this time frame to further advance Iomab-B outside of acute myeloid leukemia (“AML”) based on promising data as a disease control and conditioning agent for various other blood cancers. Based on early promising clinical trial results, we are also working on a lower dose next generation conditioning program, Iomab-ACT, for rapidly growing cell and gene therapies.

Our Clinical Pipeline

AML is an aggressive, heterogeneous disease that is difficult-to-treat. Most AML patients develop relapsed or refractory disease within one year and have an extremely poor prognosis and dismal survival. Currently, a BMT is the only curative regimen available for AML patients, however, access is limited to AML patients who are fit enough to withstand the challenges associated with this treatment. The majority of AML patients are considered not transplantable in routine clinical practice as they are not fit enough to withstand the rigors of the patient journey which includes: therapy to attain a remission, conditioning regimens to destroy diseased marrow, challenge of the transplant itself or post-transplant complications.

Our Iomab-B and Actimab-A product candidates fill the major unmet medical needs in r/r AML in a complementary fashion as they are directed at different parts of the patient journey. Iomab-B is a targeted bridging therapy that provides both disease control and conditioning in one agent. Results from a phase 3 trial has demonstrated unprecedented access to a BMT and improved survival in unfit patients who are currently not considered transplantable in routine clinical practice. Actimab-A is a targeted therapy for fit patients that has demonstrated an impressive extension in survival in a proof-of-concept study and is poised for advanced development in collaboration with the NCI, or National Cancer Institute. Together, they provide us the opportunity to transform the treatment of AML, especially in the relapsed and refractory segment which represents over 50% of AML patients.

On October 31, 2022, we announced topline results from the pivotal Phase 3 Study of Iomab-B in Elderly Relapsed or Refractory AML or SIERRA trial, which demonstrated that Iomab-B met the primary endpoint of durable Complete Remission (“dCR”) with a high degree of statistical significance (p<0.0001). On February 18, 2023, we announced full trial results, demonstrating unprecedented access, improved outcomes and better safety and tolerability with double 1-year and median overall survival (“OS”) compared to control arm patients receiving Iomab-B at the 2023 Tandem Meetings aka the Transplantation & Cellular Therapy Meetings of the American Society for Transplantation and Cellular Therapy (“ASTCT”) and the Center for International Blood & Marrow Transplant Research (“CIBMTR”). We believe these results provide the opportunity to establish Iomab-B as a new standard of care, and if approved, we intend to commercialize the product in the United States (“U.S.”).

On April 12, 2022, we announced a commercialization agreement for Iomab-B with Immedica AB (“Immedica”) for exclusive rights in Europe, the Middle East and North Africa (“EUMENA”). Actinium received an upfront payment of $35 million USD with the potential for an additional $417 million USD in regulatory and sales milestones and mid-twenty percent royalties. The market in the EU region is attractive due to the higher incidence of AML and number of BMT procedures compared to the U.S. with the same unmet patient need, and our partnership with Immedica positions us well to capitalize on this opportunity.

Actimab-A is the industry-leading program, leveraging the potent alpha radiation emitting isotope Actinium-225 (“Ac-225”) based on clinical development in approximately 150 patients treated over 6 clinical trials. The potent linear energy transfer emitted by Ac-225 has no known resistance mechanism. Actimab-A is being developed in combination with other regimens to exploit mechanistic synergies and leverage the mutation-agnostic mechanism of action of Ac-225 with the objective of establishing it as a backbone therapy in AML, an extremely heterogenous disease.

On December 10, 2022, we shared the Phase 1 results from the Actimab-A CLAG-M combination trial at the American Society of Hematology (“ASH”) Annual Meeting & Exposition that showed high response rates and minimal residual disease (“MRD”) negativity, translating to a meaningful survival benefit of 53%and 32%at one and two years in patients who are typically expected to live two to four months. At the same meeting, we shared Phase 1 data showing that the combination of Actimab-A + venetoclax was well-tolerated with responses, including a Complete Remission (“CR”) and a partial response in early dose escalation cohorts. We believe the promise of these results paved the way for the NCI Cooperative Research and Development Agreement (“CRADA”), announced on February 6, 2023, to develop Actimab-A for the treatment of patients with AML and other hematologic malignancies.

Our differentiated R&D is further exemplified by our next-generation Iomab-ACT conditioning program for rapidly growing cell and gene therapies, as well as our solid tumor and immunotherapy collaborations with Astellas Pharma Inc. (“Astellas”), AVEO Oncology/LG Chem (“LG Chem”) and EpicentRx, Inc. (“EpicentRx”). In addition, we have several other programs in solid tumors at the pre-clinical stage with investigational new drug (“IND”) enabling studies ongoing and our extensive intellectual property (“IP”) portfolio includes over 200 issued patents and pending patent applications worldwide.

We are actively working on launching an early access program (“EAP”) for Iomab-B and intend to file a Biologics License Application (“BLA”) by year-end while preparing for a U.S. commercial launch and working with our partner Immedica to support the Marketing Authorization Application (“MAA”) and commercialization in the EU. Late-stage Actimab-A development is expected to begin in the second half of 2023 under the NCI CRADA and is anticipated to have a material balance sheet sparing impact over the next several years. We expect to create significant value due to the combination of major milestones and balance sheet strength with the approximately $100 million cash on hand at year-end 2022 projected to fund operations through 2025 as we continue to drive ahead with realizing our five-year plan.

Market Opportunity

The market opportunity for Iomab-B and Actimab-A, as depicted in the diagram below, exists in AML and for cellular therapy conditioning in various blood cancers. We believe that Iomab-B and Actimab-A can fill the major unmet medical needs in r/r AML in a complementary fashion as they are utilized in different parts of the patient treatment journey. The incidence of AML is approximately 21,000 patients per year, with a prevalence of approximately 70,000 in the U.S., (approximately 27,500 new patients per year in Europe) and the disease has an outsized economic impact relative to its population size. Over 50% of patients diagnosed with AML will develop relapsed or refractory disease, with a median age of 68 years at diagnosis. Despite 10 new approved therapies since 2017, no significant advancements have been made toward a cure and there is a significant unmet need for better therapeutics, which provide the opportunity for Actimab-A. Actimab-A is a targeted radiotherapy for fit patients that has demonstrated an impressive improvement in survival in a proof-of-concept study and is poised for advanced development in collaboration with the NCI. Using Actimab-A in combination with chemotherapy or a targeted therapy, we have the potential opportunity to treat both newly diagnosed or r/r AML patients, with the potential addressable population comparable to the prevalence of patients with AML.

Today, less than 20% of AML patients are able to access a BMT, currently the only potentially curative option. These patients are usually younger, fit, and able to withstand the challenges associated with this treatment, leaving the large majority of AML patients ineligible for transplant. This provides an opportunity for Iomab-B, which has demonstrated the ability to enable unfit patients to benefit from a BMT. Thus Iomab-B can potentially expand the market from the approximately 400 r/r AML patients who are transplanted currently to approximately 8,000 unfit patients that could be eligible for transplant. Iomab-B has demonstrated the ability to improve BMT access with extended survival and potentially curative outcomes in several other hematological diseases outside of AML. Several clinical trials in over 300 patients with myelodysplastic syndromes (“MDS”), acute lymphocytic leukemia (“ALL”), Hodgkin’s lymphoma (“HL”), Non-Hodgkin lymphoma (“NHL”) and multiple myeloma (“MM”) have demonstrated the same value proposition as in AML. This data provides an opportunity to expand the market for Iomab-B beyond AML via label expansion. In the U.S., there are approximately 185,000 patients diagnosed with blood cancers (e.g., leukemia, lymphoma, and myeloma) that are treatable with BMT, of which, only approximately 20,000 are transplanted, leaving greater than 165,000 patients who could potentially benefit from transplant. These patients do not receive a BMT today primarily because they are unfit with active disease and are not considered eligible, as they cannot tolerate the rigors of therapy required to induce a remission and the conditioning agents required to ablate the marrow prior to a BMT.

Beyond BMT, the opportunity exists for better conditioning in other areas of cellular therapy such as CAR-T as well as gene therapies. The pipeline of CAR-T and gene therapies has rapidly expanded, with the addressable patient population expected to nearly double in the next one to five years and reach approximately 93,000 patients in the U.S. by 2030 based on the current pipeline. The CAR-T market size in terms of dollars is estimated to grow at a CAGR of approximately 11% over the next 5 plus years. The addressable market for Iomab-ACT is in line with the patient population for cellular therapy as all patients receive conditioning of some type prior to these treatments. We will continue to develop Iomab-ACT, our lower dose, next generation conditioning program for rapidly growing cell and gene therapies based on early promising results, ultimately with the value proposition of improving overall access and outcomes for patients who need cellular or gene therapies.

Our Strategy

Actinium’s strategy is to build a fully-integrated, specialty radiotherapeutics company focused on the top 100 cancer hospitals using the power of our platform to deliver new treatment options for patient populations living with high unmet medical needs in hematology and oncology. We believe our focus on relapsed and refractory disease in cancer indications with high unmet medical need, with limited or no competition, and where the primary delivery of care occurs in a few large comprehensive cancer care centers, is the appropriate strategy for our company. The cell killing power of linear energy transfer delivered via radiotherapeutics is unmatched by other technologies and we believe relapsed, refractory disease is an area where radiotherapeutics can succeed over other approaches. However, radiotherapeutics must be delivered on a just-in-time basis, and commercial and supply chain barriers are higher than with other types of medicines. The validity of our approach is demonstrated by our product development strategy as well as the commercial and operating model that we are building for our lead product candidates, Iomab-B and Actimab-A.

We intend to transform the treatment of AML with our Iomab-B and Actimab-A product candidates, each of which has demonstrated impressive extension of survival in the most difficult-to-treat patients who are typically expected to survive two to four months. The r/r AML segment comprises over 50% of all AML patients. Actimab-A, a therapeutic agent, and Iomab-B for induction and conditioning, can be used in a complementary fashion as depicted in the diagram below. Based on solid clinical evidence with these product candidates, we intend to develop and commercialize these two radiotherapy drugs, starting with Iomab-B in 2024 and Actimab-A in 2027, if approved, to improve survival in patients with r/r AML.

Iomab-B and Actimab-A have the potential to significantly improve r/r AML outcomes in a complementary manner

The operating model required to achieve our vision is attractive for several reasons, including the concentrated point of care; the top 50 transplant centers account for approximately 75% of BMTs and the top 100 hospitals treat over 50 percent of r/r AML patients. Further, there is significant overlap in the healthcare providers and ecosystem required to diagnose, treat and care for r/r AML patients within these hospitals, which will enable us to deploy a relatively small commercial organization and operate a supply chain without the need for large investments. Our product pipeline is targeting a broader opportunity in conditioning via label expansion of Iomab-B into BMT for other blood cancers and with Iomab-ACT, our next generation conditioning program for rapidly growing cell and gene therapies. Further, our solid tumor programs are initially directed at relapsed or refractory cancers, a stage of disease where treatment is again concentrated in large hospitals, which account for a significant portion of patients. We believe our strategy will enable us to build a successful company with high operating efficiencies and is feasible to achieve without requiring a commercial partner.

Our strategic priorities are to:

●	Establish Iomab-B as the standard of care to improve BMT access and survival outcomes in r/r AML patients who are currently not considered transplantable in routine clinical practice: We intend to file a BLA in the second half of 2023 based on the strong results from the Pivotal Phase 3 SIERRA trial and leverage our proven operating track record at key cancer centers to build a high impact organization that can effectively commercialize Iomab-B. By virtue of the SIERRA trial, we have established operations at 24 leading BMT centers that represent about 30% of transplant volume in the U.S. and have strong working partnership with Key Opinion Leaders and their teams. The positive SIERRA results demonstrating unprecedented access to BMT and outcomes along with our commitment to operational excellence provides a strong foundation for our commercial team in the U.S. We will also work with our partner Immedica to file the MAA for the EU and support Iomab-B’s potential approval and launch with our expertise, as well as supply drug product for commercialization.

●	Advance Actimab-A in combinations as a backbone therapy for r/r AML: We intend to progress late-stage development of Actimab-A to leverage its mutation-agnostic mechanism of action and exploit synergies by combining with other treatments to develop it as an AML backbone therapy. This approach is validated by proof-of-concept data from our Actimab-A + CLAG-M combination trial in r/r AML, which included 57% of patients who had failed venetoclax and live two to four months on average. The results demonstrated high response rates overall and in these venetoclax failed patients median overall survival was 59% at one year and thirty-two percent at two years. Our collaboration with the NCI under the CRADA will provide broad support for late-stage development of Actimab-A + CLAG-M and also other clinical trials to broaden use while preserving our balance sheet. Actimab-A, if approved, would enable us to launch a second product that is complementary to Iomab-B and fulfill our ambition of radically transforming the treatment outcomes of r/r AML and expand our commercial footprint into the remaining top 100 cancer care centers outside of the leading BMT hospitals.

●	Expand the Iomab-B label and revenue stream via life cycle management: We intend to leverage data from several clinical trials that demonstrate the ability of Iomab-B to improve BMT access and outcomes in five additional hematologic indications. These data in MDS, ALL, HL, NHL and MM provide the foundation to expand the label for Iomab-B and increase its market potential. In AML, we would seek label expansion into haploidentical transplants, earlier lines of treatment and younger patients below the age of 55, the cutoff in the SIERRA trial. As much as possible, we would seek to use investigator sponsored trials as the primary strategy for label expansion in order to maximize capital utilization.

●	Further expand our conditioning franchise by developing Iomab-ACT for cell and gene therapies: We plan to develop Iomab-ACT to be used for either lymphodepletion or reduced intensity conditioning prior to CAR-T and gene therapies. Similar to BMT, access and outcomes of patients who might benefit from these therapies is limited by sub-optimal chemotherapy-based conditioning agents. The number of patients potentially eligible for Iomab-ACT is growing with increased availability of commercial cell and gene therapy products, as well as the expanding number of indications. We are studying Iomab-ACT in conditioning prior to CAR-T cellular therapy via a National Institutes of Health (“NIH”) funded clinical trial with Memorial Sloan Kettering Cancer Center (“MSKCC”). We expect to present proof-of-concept data from this study in the second half of 2023 and announce further development of this program in the CAR-T space.

●	Leverage our R&D capabilities and technological prowess to advance our solid tumor programs and partnerships: We intend to continue to direct our R&D effort to advance our solid tumor programs into the clinic and support life cycle management for Iomab-B and Actimab-A. Our solid tumor programs and technological capabilities are validated by our partnerships with Astellas, LG Chem, and EpicentRx, which are focused on solid tumors and immunotherapies. Our R&D prowess is demonstrated by our robust patent portfolio with over 200 issued and pending patent applications worldwide which include protection for Iomab-B into 2037. Our IP portfolio also includes several patent families to manufacture Ac-225 in a cyclotron, and valuable know-how.

In keeping with our strategic vision over the next five years, we would first focus our energies on ensuring an Iomab-B approval and successful launch into core BMT centers to ensure commercial success. We intend to expand the Iomab-B label and revenue stream in a capital efficient manner while progressing the development of Actimab-A by leveraging the NCI CRADA and its balance sheet sparing opportunity. We will progress the development of Iomab-ACT to proof-of-concept and explore partnerships as a means to achieve commercialization. Our solid tumor programs will progress toward the clinic as we continue to build out our commercial footprint into the top 100 hospitals leaving us well-positioned to develop them in accordance with our vision. With commercial dynamics aligning favorably for a successful Iomab-B launch and with late-stage development of Actimab-A in collaboration with the NCI, we plan to deliver on our mission to transform the treatment of AML and patient outcomes, and create a highly differentiated, specialty radiotherapeutics company focused on the top 100 large hospitals.

Our Product Pipeline

We have strategically focused our development efforts in areas where there is a significant unmet medical need. We are developing a portfolio of novel radiotherapeutics that has the potential to positively impact the outcomes of people living with hard-to-treat diseases such as r/r AML via both a therapeutic and induction/conditioning agent. Outside of AML, our pipeline development offers the opportunity to enhance the value proposition of cell and gene therapies with our targeted conditioning programs.

AML Focused Programs – Iomab-B and Actimab-A

Our Iomab-B and Actimab-A product candidates are focused on addressing the major unmet medical needs in r/r AML in a complementary manner and are directed at different parts of the patient journey.

Iomab-B – Targeted Radiotherapeutic for Induction and Conditioning. A potential new standard of care enabling a curative BMT in currently non-transplantable r/r AML patients with poor survival prognosis

Opportunity to Change the Current Paradigm for Accessing a BMT and Improving Outcomes

The current approach in preparing patients for a BMT is to first induce a remission with therapeutic agents to reduce the disease burden and then suppress or destroy the patient’s immune system, including the diseased bone marrow, with conditioning regimens prior to transplanting the healthy donor hematopoietic stem cells, which are expected to restore normal bone marrow function following engraftment. As this approach requires patients to withstand multiple challenges from non-targeted therapies, which include chemotherapy agents and/or total body irradiation that are highly toxic, BMT is typically limited to FIT patients. Iomab-B is a targeted therapy that provides both disease control and conditioning in one agent and is well-tolerated even by UNFIT patients who typically are not transplanted in routine practice today. The SIERRA trial was designed to demonstrate that UNFIT patients with active disease could be administered Iomab-B and proceed directly to a BMT without the need for inducing a remission and that this approach could result in improved survival and curative outcomes. As seen by the positive results of the SIERRA trial detailed below, Iomab-B represents an exciting new paradigm in the management of AML patients and establishes a potential new standard of care especially for UNFIT patients in the relapsed or refractory setting.

A similar approach has also been tried in the Phase 3 ASAP trial but with FIT patients. However, to avoid confusion between the potential of the approaches used in the ASAP and SIERRA trials, important distinctions between these trials are depicted in the graphic below. The ASAP trial sought to demonstrate non-inferiority between two non-novel approaches and found that outcomes similar to those of current practice could be achieved without first getting a patient into remission before taking them to BMT by giving them sequential conditioning or treating them twice with non-targeted chemotherapy agents that are typically used in this setting.

The ASAP approach is limited to only FIT patients as the UNFIT patients treated in SIERRA could not tolerate ASAP’s highly toxic sequential conditioning approach. Sequential conditioning is not novel as a similar trial to ASAP was conducted by the UK National Cancer Research Institute in 2019, which did not show any benefit from this approach in high-risk AML and MDS patients (Craddock et al. Augmented Reduced Intensity Regimen Does Not Improve Postallogeneic Transplant Outcomes in Acute Myeloid Leukemia. J Clin Oncol. 2021).  The SIERRA trial results therefore can change the paradigm in transplant because non-transplantable patients in routine clinical practice can benefit from a transplant with Iomab-B and have superior outcomes. While both approaches in these trials support increased access to BMT, only Iomab-B is applicable to the unfit patients who comprise approximately 80%of r/r AML patients and can potentially expand the market for transplant.

Schetelig et al. Results from the Randomized Phase III ASAP Trial. ASH 2022

Pivotal Phase 3 SIERRA Trial for Iomab-B (131Iodine-apamistamab)

The SIERRA trial was designed to demonstrate the ability of Iomab-B to overcome challenges related to patient access to curative BMT. Unfortunately, approximately 30% of patients with AML have primary refractory disease while 50% relapse quickly after achieving initial remission. Getting these patients with primary r/r AML into remission is very challenging due to characteristics such as age, comorbidities, and disease features such as high-risk mutations that contribute to lack of response to salvage therapies and limit treatment options.

Patients must be able to overcome several challenges related to curative BMT. The first access challenge is that the patient needs to be in complete remission prior to BMT. The current clinical practice is not to transplant patients with active AML as outcomes are poor due to high relapse rates. The National Comprehensive Cancer Network (“NCCN”) guidelines also recommend treatment to achieve remission prior to transplant in patients with relapsed AML. The second challenge to access is tolerance to current conditioning regimens. For older patients, myeloablative regimens are not an option due to intense toxicity and mortality. The third challenge is the ability to achieve post-BMT remission and successful engraftment. Inadequate conditioning can lead to graft failure, which is associated with very high mortality. Patients who fail to achieve a CR post-transplant have extremely poor outcomes and a survival of a few weeks. The fourth challenge relates to BMT tolerability and post-BMT complications. The conditioning and immunosuppressive regimens given to these patients put them at high risk for infectious complications and toxicity. In the SIERRA trial, Iomab-B addresses all four of these challenges. Access to BMT is improved as CR is not needed pre-BMT given effective disease control and targeted myeloablation. With better post-BMT engraftment, CR and lower complications, the SIERRA trial also addressed the challenges related to improved outcomes through Iomab-B.

The SIERRA results, presented in the late-breaker session at the 2023 Tandem Meetings: Transplantation & Cellular Therapy Meetings of the ASTCT and the CIBMTR, support Iomab-B’s value proposition of enabling both improved access and outcomes of a BMT, thereby providing a significant curative option for r/r patients, a segment that represents approximately 50% of all AML patients and the majority not transplanted today. The design of the SIERRA trial is provided in the figure below.

SIERRA: A Novel, Pivotal Phase 3 Study of Iomab-B in r/r AML

The pivotal Phase 3 SIERRA trial is a 153-patient, randomized, multi-center, controlled trial of Iomab-B in patients aged 55 and above with active r/r AML, who were heavily pre-treated and had high-risk characteristics. Patients enrolled had blast counts of 5% or greater in the marrow or circulating blasts suggestive of active AML. In this study, Iomab-B was compared to the control arm that allowed physician’s choice of over 20 available agents, including chemotherapies and/or targeted therapies such as venetoclax (BCL-2 inhibitor), FLT3 inhibitors, IDH inhibitors and Mylotarg, reflecting current best treatment practices attempting to get patients to CR. The control arm included recently approved AML therapies that were added to the SIERRA protocol as they became available. The crossover arm was designed in SIERRA for an equipoise that offered Iomab-B to patients failing to achieve a CR on the control arm with an intent to rescue them by taking them to transplant. Of note, SIERRA had highly restrictive optionality for post-transplant maintenance. Patients with active, r/r AML are not considered eligible for BMT with current approaches and the SIERRA trial was the only randomized Phase 3 trial to offer BMT as a treatment option for this patient population. These patients would not be offered BMT in standard practice and therefore have dismal survival outcomes of two to three months. The primary endpoint of the SIERRA trial was dCR of 180 days and the secondary endpoints are OS and Event-Free Survival (“EFS”). The comparison of OS in subjects randomized to the control arm who crossed over to receive Iomab-B versus all others in the control group was an exploratory efficacy endpoint.

As seen in the graphic below, the primary endpoint of 6-month dCR was met with a high degree of statistical significance (p<0.0001). 75% of patients (44/59) receiving Iomab-B achieved an initial remission 30 days after their BMT compared to 6.3% of patients (4/64) in the control arm. 22% of the patients receiving Iomab-B maintained dCR lasting 180 days or more despite limited optionality for post-transplant maintenance, while none of the patients on the control arm achieved dCR. The current standard practice is to administer post-transplant maintenance therapy to reduce chances of relapse. The results presented below are on a per protocol basis, which means that only data that was in strict adherence to the protocol without any deviations was considered for the analysis. It is important to note that the p-value of the primary endpoint in the intent-to-treat analysis was <0.0001, the same as the per protocol analysis.

SIERRA Results: Iomab-B Meets Primary Endpoint with High Significance (p<0.0001)

As demonstrated in the OS graph below, patients who achieved 6-month dCR had 92.3% 1-year survival and 59.9% 2-year survival. Median OS had not been reached in these patients. It is worth noting that two years in CR is a significant milestone in this patient population, highly indicative of long-term survival and a possible curative outcome.

Overall Survival for Patients who Achieved 6-month dCR with Iomab-B

OS was one of the secondary endpoints of the study. The Kaplan-Meier plot in the inset of the graph below shows Intent-to-Treat (“ITT”) OS results between the Iomab-B arm and the control arm. Due to the crossover design, ITT analysis of OS was confounded by the early crossover of patients (within 28 days) from the control arm to the Iomab-B arm (57.1%). The effective rescue of these crossover patients by Iomab-B led to an outsized contribution of the Iomab-B effect on control arm patients. As a result, median OS in the Iomab-B arm was similar to that in the control arm and this secondary endpoint was not met in the ITT analysis.

In order to isolate the true impact of Iomab-B on OS, one of the exploratory efficacy endpoints was the comparison of OS in subjects randomized to the control arm who crossed over to receive Iomab-B versus all others in the control arm, as well as the control arm patients who did not crossover versus the Iomab-B arm. The Kaplan-Meier plot of OS in the graphic below shows that this exploratory analysis demonstrated the clear benefit of Iomab-B over the control arm. The median OS for the Iomab-B group was 6.4 months which was double the 3.2 months for the non-crossover patients in the control arm. Patients who crossed over from the control arm to receive Iomab-B had a median OS of 7.1 months demonstrating further the ability of Iomab-B to treat patients who are non-treatable by conventional means.

A similar pattern favoring the Iomab-B group was seen across the pre-defined subgroups, where 1-year OS for Iomab-B was 26.1% compared with 13.1% for the non-crossover control arm. The 1-year OS for patients in the crossover arm was 35.8%. This clearly demonstrates the OS benefit of Iomab-B over the control arm and two to three-fold improvement in survival outcomes possible with its use.

Kaplan-Meier Plot of Overall Survival ‒ Iomab-B, Crossover, and Non-Crossover Control Arm

Iomab-B produced a significant and clinically meaningful improvement in the secondary endpoint of EFS, with a 78% reduction in the probability of an event (Hazard Ratio=0.22, p<0.0001 for both per protocol and ITT basis). EFS at 180 days for the Iomab-B arm was 28% compared to 0.2% for the control arm. In the SIERRA trial, an event is defined as one of the following: a patient not achieving CR/CRp or crossing over, patient not receiving BMT, a patient relapsing or death.

In the figure below comparing EFS with Iomab-B versus the control arm, the initial vertical drop in the curve in the Iomab-B arm represents those patients who did not achieve a remission after Iomab-B or those who did not proceed to transplant, while the initial vertical drop in the curve in the control arm mainly represents patients who did not achieve a remission with salvage therapy and either crossed over to Iomab-B or went onto best supportive care.

Event-Free Survival with Iomab-B Versus Control Arm

The table below shows relevant adverse events in transplanted Iomab-B patients. In these patients, incidence of sepsis was four times lower in the Iomab-B arm than the control arm (6.1% vs. 28.6%). In addition, rates of other treatment related adverse events were lower in favor of Iomab-B, including febrile neutropenia (43.9% vs. 50.0%), mucositis (15.2% vs. 21.4%) and acute graft versus host disease (“GVHD”) (26.1% vs. 35.7%).

Grade ≥3 Treatment-Emergent Adverse Events in Transplanted Patients Through Day 100 Post-HCT

With current treatment practice, patients who have r/r AML with active disease, utilizing current conditioning agents have poor outcomes and very low survival rates. Using an Iomab-B led regimen, an unprecedented number of patients were able to access transplant and were able to do so with active disease, eliminating need for achieving a CR in order to transplant the patient. Thus, patients are also able to access BMT faster with Iomab-B, in less than half the time compared to conventional care. Iomab-B represents an exciting new paradigm with the potential to establish a new standard of care in r/r AML setting, making it possible for most patients to get to a successful transplant with Iomab-B with a portion of these patients having a long-term survival benefit. As shown below, with an Iomab-B led regimen, the majority of patients who are non-transplantable in routine clinical practice can be successfully transplanted, administering myeloablative radiation with reduced intensity conditioning tolerability to ultimately achieve transformative survival outcome, changing the treatment paradigm for r/r AML patients.

Iomab-B – New Paradigm to Upend BMT Access and Improve r/r AML Outcomes

Future Development and Life Cycle Management for Iomab-B

The results of the Pivotal Phase 3 SIERRA trial validate the value proposition of Iomab-B, and we believe it could establish unprecedented access to transplant (currently the only curative option) with better safety and tolerability and improved outcomes, all of which could potentially make Iomab-B the new standard of care for patients with r/r AML. We are actively working to launch an EAP and successfully file a BLA in the second half of 2023, and if approved, we anticipate the commercial launch for Iomab-B in 2024.

We intend to commercialize Iomab-B in the U.S. The commercial opportunity is supported by favorable dynamics, summarized by the “Three Ps and Two Cs”:

●	Patients: With its promising profile, Iomab-B provides the opportunity for unprecedented BMT access and better outcomes for patients, with favorable safety and tolerability

●	Physicians: Our goal is to help physicians make BMT an option for a vast majority of r/r AML patients who currently are unable to access transplant without disruption to current practice. Patients are able to return to their referring physicians for post-BMT follow-up, long-term care

●	Payers: Iomab-B potentially unlocks value through getting patients safely to effective, potentially curative transplants, with improved outcomes and a manageable safety and tolerability profile

●	Competition: While there have been multiple new product approvals in AML over the last several years, they primarily focus on addressing genetic mutations, with limited competition in conditioning to increase access to BMT. We do not see direct or indirect visible competition for Iomab-B in the 5-to-10-year horizon to impair the commercial success of Iomab-B

●	Concentrated Call Points: The commercialization for Iomab-B will benefit from a concentrated market. The top 50 centers perform 75% of BMTs and tend to be concentrated in metropolitan areas. These factors allow for commercialization delivered by a focused 35–50-person commercial organization.

The favorable commercial dynamics for Iomab-B in the U.S. are further supported by the strong foundation of core competencies developed during the successful execution of the SIERRA trial at leading high-volume BMT centers. We established and actively managed end-to-end supply chain, never missing a patient dose, and were able to treat 60% more patients than expected due to the high number of crossover patients. We focused on operational excellence at the point of care, working in partnership with leading Key Opinion Leaders and their teams to successfully execute SIERRA at a wide array of centers. As a result, we have broad reach across leading BMT centers that account for 30% of BMT volume, which speaks to the concentration of the BMT market. The positive SIERRA results of unprecedented access and outcomes along with our commitment to operational excellence provide a strong foundation for our commercial team.

In April 2022, Actinium licensed the EUMENA commercial rights for Iomab-B to Immedica, an independent pharmaceutical company headquartered in Sweden. Immedica has significant know-how and experience in commercializing niche and specialty care products across Europe and the Middle East, with extensive regulatory and commercial expertise and capabilities. Actinium will continue to be responsible for certain clinical development activities and Iomab-B manufacturing and will retain commercialization rights in the U.S. and rest of the world. Currently, there an estimated ~7,200 BMTs for AML in EUMENA, two times that of the U.S., performed in a concentrated of number of centers. The incidence rate of AML in Europe is 3.7 per 100,000, or ~27,500 new patients per year. Actinium received an upfront payment of $35 million USD with the potential for an additional $417 million USD in regulatory and sales milestones and mid-twenty percent royalties. Iomab-B has been granted Orphan Drug Designation by the EMA and has received positive Scientific Advice from EMA that the SIERRA trial can support a marketing authorization with filing expected in 2024.

Background on Iomab-B

Iomab-B is a first in class targeted radiotherapy consisting of apamistamab, an anti-CD45 mouse antibody conjugated to radioactive iodine 131 (“I-131”) designed to deliver targeted myeloablative radiation to malignant and hematopoietic cells prior to allogeneic BMT. CD45 is uniquely expressed on blood cancer, immune and bone marrow stem cells at high levels. Targeting CD45 enables delivery of high radiation doses directly to the bone marrow, with a median of 16 gray and as high as 44.6 gray in the SIERRA trial, while minimizing radiation exposure to vital organs such as lungs, heart and gastrointestinal tract, thereby producing myeloablative outcomes with an overall better safety profile and the tolerability of a reduced intensity regimen. I-131 is a beta- and gamma-emitting radioisotope that works on the cell surface and does not need to be internalized. Developed at the Fred Hutchinson Cancer Research Center (“FHCRC”), Iomab-B has been studied in multiple disease indications including leukemias, lymphomas, MDS, and MM. Over 300 patients received Iomab-B through prior studies, demonstrating the potential for unprecedented access to BMT, improved survival and tolerability, and we intend to leverage these data as we plan for label expansion of Iomab-B. Iomab-B has been granted Orphan Drug Designation from the U.S. Food and Drug Administration (“FDA”) and has patent protection into 2037.

Actimab-A – CD33 targeting radiotherapeutic – mutation agnostic mechanism of action has potential as combination backbone therapy in highly radiosensitive, mutation rich AML

Our Actimab-A (225Ac-lintuzumab satetraxetan) program is focused on developing combinations with other AML treatment regimens with mechanistic synergies to establish Actimab-A as a backbone therapy, leveraging the mutation-agnostic mechanism of action of Actimab-A. There is no known resistance mechanism to targeted radiotherapies, making Actimab-A an attractive candidate for a variety of combinations. The scientific rational is to use CLAG-M, a powerful chemotherapy regimen routinely used to treat patients with r/r AML, and then use Actimab-A for its precision targeting ability that produces double-strand-DNA breaks that lead to cancer cell death to clear out residual disease. Actimab-A has demonstrated clinically significant survival benefit in a proof-of-concept study and is poised for advanced development in collaboration with the NCI.

Actimab-A + CLAG-M Phase 1 Study Results

In collaboration with the Medical College of Wisconsin, the Actimab-A + CLAG-M Phase 1 trial was conducted in r/r AML patients. These patients had a median age of 63, failed two or more lines of therapy, which includes 57% having received prior treatment with venetoclax, a BCL-2 inhibitor. 67% of these patients had adverse cytogenetics, 52% had a TP53 mutation, and 57% had a prior BMT. Median OS is typically two to four months for this patient population, with a median OS of less than 3 months for patients who relapsed following venetoclax and a median OS less than 2 months for those with a TP53 mutation.

These trial results were presented as an oral presentation at the ASH Annual Meeting on December 10, 2022. In this difficult-to-treat r/r AML population, the results demonstrate its high potential. We reported 1-year survival of 53% and 2-year survival of 32%, which are as much as double what can be expected with currently available therapies. The trial showed an Overall Response Rate (“ORR”) of 65% across all dose cohorts, 52% complete remission rate, and a 75% MRD negativity rate. As highlighted in the figure below, the results are highly encouraging and show that the high rates of responses and MRD negativity are translating to a meaningful survival benefit in these difficult-to-treat patients, who would otherwise have dismal outcomes.

Actimab-A + CLAG-M – Impressive Response and Survival Benefit in r/r AML

Actimab-A + CLAG-M Compared to CLAG-M Alone in r/r AML

Efficacy of CLAG-M has been reported in older studies (Halpern and Walter. CLAG-M with dose-escalated mitoxantrone for adults with acute myeloid leukemia. Oncotarget 2018 and Mushtaq et al. Comparison of Salvage Chemotherapy Regimens in Relapsed/Refractory Acute Myeloid Leukemia. ASH 2018) in patients with r/r AML, however, almost all of these studies were conducted in the pre-targeted therapy era where no patients enrolled had prior venetoclax-based therapy, thus efficacy data of CLAG-M in the current era, in patients exposed to prior venetoclax, or with other high-risk features, is limited. When combined with Actimab-A, the combination has demonstrated a clinically significant survival benefit in a proof-of-concept study irrespective of prior targeted treatment. Relapsed or refractory AML after failing venetoclax-based therapy is associated with dismal survival outcomes, with a median OS of less than 3 months. In comparison, the combination trial of Actimab-A + CLAG-M led to 1-year survival of 59% and 2-year survival of 32% in patients who failed prior venetoclax-based therapy, which compares very favorably to the traditional outcomes in these patients.

Actimab-A + venetoclax Phase 1/2 Study Results

We are conducting a Phase 1/2 multi-center trial combining Actimab-A + venetoclax in both fit and unfit patients 18 years and older with r/r AML led by UCLA Medical Center. On December 10, 2022, data from our Actimab-A + venetoclax combination trial was presented at the ASH Annual Meeting. We have demonstrated preclinically that combinations of Actimab-A and venetoclax have mechanistic synergies. Overexpression of MCL-1, an anti-apoptotic protein, is associated with resistance to venetoclax in AML. Actimab-A kills tumors cells with DNA double-strand breaks and downregulates MCL-1, which can (re-)sensitize AML cells or reduce tumor resistance to venetoclax. The Actimab-A + venetoclax combination has been well-tolerated with responses, including a CR and a partial response in early dose escalation cohorts. In our ongoing clinical trial, we are exploring the optimal dose of Actimab-A, as well as the dosing regimen of the combination. We expect to present proof-of-concept of this study in the second half of 2023.

Advanced Development and Planning for Actimab-A

On February 6, 2023, we announced that we entered into a CRADA with the NCI, part of the NIH, to develop Actimab-A for the treatment of patients with AML and other hematologic malignancies. The NCI will serve as the regulatory sponsor for any clinical trials mutually approved by both parties to study Actimab-A, and the CRADA will provide extensive support for and accelerate the development of Actimab-A alone or in combination with chemotherapy, immunotherapy, targeted agents and other novel combinations. The CRADA studies will be overseen by the NCI in collaboration with Actinium’s clinical development team, where Actinium has the right to review and approval all protocols and has full right to all data. This broad collaboration may accelerate our Actimab-A development efforts with access to NCI’s vast network of over 2,000 clinical trial sites and its Myelomatch program. Later this year, we will provide updates on our progress as we move into late-stage development with Actimab-A + CLAG-M, as well as other developments with our venetoclax combination trial as part of our backbone development strategy.

Background on Actimab-A

Actimab-A is an anti-CD33 antibody linked to the potent alpha-emitting radioisotope Ac-225. Actimab-A targets CD33, which is expressed in virtually all malignant cells in patients with AML regardless of cytogenetics or mutations and enables potent alpha radiation to be directed against radiosensitive AML cells. These cells have no known resistance or repair mechanisms when hit with the alpha particles from the Ac-225 isotope payload that cause double stranded DNA breaks. We believe Actimab-A is the first radiotherapeutic for r/r AML and has the unique value proposition of broad applicability, a differentiated mechanism of action, and targeted precision that is well-tolerated with minimal toxicity. Our CD33 development program is driven by data obtained from approximately 150 AML patients in 6 trials and demonstrated single agent activity with high response rates, but was also associated with prolonged neutropenia. A combination strategy was considered appropriate given the changing treatment landscape of AML; hence, based on presumed mechanistic synergies, an investigator initiated trial of Actimab-A + CLAG-M and a company-sponsored Actimab-A + venetoclax were developed and patients were enrolled into these studies.

Conditioning Focused Programs

Iomab-B

We will further expand the Iomab-B franchise by focusing on lifecycle management for label enhancement and indication expansion. Iomab-B data in five additional hematologic indications (i.e., MDS, ALL, HL, NHL, and MM) provide the foundation to explore indication expansion opportunities to increase the total addressable market for Iomab-B. Across early trials at the FHCRC, Iomab-B demonstrated similar improved access to BMT and outcomes. We will leverage these data with strong results from the pivotal Phase 3 SIERRA trial to execute a comprehensive life cycle management strategy to further expand Iomab-B’s role in a variety of malignant and non-malignant hematological disorders, We will continue to develop the Iomab-B franchise to potentially address a broader market opportunity to address the over 165,000 patients diagnosed with cancers (e.g., leukemia, lymphoma, and myeloma), who could potentially benefit from transplant, but are unable to access one today.

Iomab-ACT

Iomab-ACT is comprised of apamistamab, the same anti-CD45 antibody as Iomab-B, but utilizes lower, nonmyeloablative levels of I-131 to achieve lymphodepletion for cellular therapies such as CAR-T or reduced intensity conditioning for gene therapies. We intend to continue to develop the Iomab-ACT program designed specifically for use prior to CAR-T and gene therapies, ultimately with a value proposition of improving overall access and outcomes for patients who need cellular or gene therapies.

Preclinical data showed a single, low-dose of Iomab-ACT demonstrated lymphodepletion and as CD45 positive immune cells are implicated in major CAR-T side effects, i.e., cytokine release syndrome ("CRS") and immune effector cell–associated neurotoxicity syndrome (“ICANS"), Iomab-ACT has the potential to be developed as a conditioning agent for CAR-T therapies. CRS and ICANS remain two most common toxicities of CAR-T therapies with severe cases (>Grade 3) seen in >20% of patients and fatality rates between 0-10%. Due to its effect on host monocytes/macrophages, we believe conditioning with Iomab-ACT will potentially reduce the incidence of CRS and ICANS.

Unlike chemotherapy, Iomab-ACT is targeted in nature, and we expect it to potentially promote improved CAR-T cell expansion, resulting in responses that are higher and more durable. We believe our Iomab-ACT program is highly differentiated when compared to fludarabine and cyclophosphamide (“Flu/Cy”) or other chemotherapy-based regimens that are used as standard practice today for lymphodepletion prior to cell therapy.

We are studying Iomab-ACT in collaboration with MSKCC, for conditioning prior to CAR-T therapy for patients with relapsed or refractory B-cell acute lymphoblastic leukemia (“B-ALL”) or diffuse large B-cell lymphoma (“DLBCL”). This study funded by a NIH grant is the first-of-its-kind study to use a radiotherapeutic-based conditioning regimen with CAR-T therapy. We have completed treatment of an initial cohort of three patients and will expand to a second cohort. This study was presented at the ASH Annual Meeting in December 2022 as a trial-in-progress. We expect to present proof-of-concept data from this study in 2023 and look forward to sharing more on our Iomab-ACT trial with MSKCC, along with future development plans in the CAR-T space.

R&D and Preclinical Programs

Our R&D efforts yield differentiated, high-value programs that demonstrate our experience across multiple validated cancer targets and isotopes and cover broad areas of focus leveraging our clinical development experience across hematology, targeted conditioning, solid tumors, and next generation radiotherapies. Our programs also inform the advancement of our Iomab-B, Actimab-A, and Iomab-ACT programs. Our research collaborations with Astellas, LG Chem, formerly AVEO Oncology, and EpicentRx establish our work with immunotherapies and in solid tumors. We are working on several preclinical programs which include novel approaches to established targets such as HER2 and HER3, as well as novel targets that show immense potential for radiotherapeutic approaches. Underpinning our development programs is our expanded patent portfolio of over 200 issued patents and pending patent applications worldwide.

We have utilized our technology platform to develop our clinical portfolio in hematology – Iomab-B and Actimab-A, in conditioning for transplant and as a therapeutic, respectively. In addition, our robust platform been used to develop a pipeline of novel radiotherapeutic assets to drive company growth. Preclinical pharmacology studies with our targeted radiotherapeutics such as HER3-ARC, HER2-ARC or CD33-ARC have shown dramatic improvement in tumor growth inhibition in various preclinical tumor models as single agents or in combination with immunotherapy such as magrolimab, an anti-CD47 monoclonal antibody. These results have prompted the team to spearhead efforts in multiple solid tumor programs.

Actinium’s lead solid tumor program is a targeted radiotherapy against HER3, a pan-cancer target that is overexpressed in several solid tumor indications with high unmet need. In April 2022, we presented the first HER3-targeted radiotherapeutic agent at the American Association for Cancer Research (“AACR”) Annual Meeting showing potent tumor cell cytotoxicity, enhanced antitumor effects and significantly improved survival with an Ac-225 radiolabeled HER3 antibody compared to a naked HER3 antibody in a preclinical non-small cell lung cancer (“NSCLC”) model. We have also demonstrated the direct impact of targeted radiotherapy in modulating immune signals such as calreticulin upregulation to enhance tumor cell killing. Further, we have leveraged the immunomodulatory effect(s) of targeted radiotherapy in combination with CD47 targeting agents such as magrolimab for sustained tumor growth inhibition in mouse models of AML and NSCLC. These results were presented at the Society for Immunotherapy of Cancer (“SITC”) Annual Meeting held in 2021.

Our R&D team continues to expand on capabilities and technologies across therapeutic modalities, linker technologies and in vivo cancer models, and build significant visibility through presentations at key conferences and publications in journals of high impact. Our R&D efforts are centered on the advancement of our key programs with a robust “fast-to-clinic” approach in niche indications and are backed by an extensive IP estate that comprises over 200 patents and patent applications including the methods of Ac-225 production.

Our Platform Technology

Our proprietary technology platform is built on the core competency to produce targeted radiotherapeutics, and coupled with our know-how and IP, establishes our company in the development of isotope-agnostic, multi-targeted products that may address the treatment of hard-to-treat diseases. In our clinical and preclinical programs, we have utilized multiple isotopes including Ac-225, I-131 and Lutetium-177 directed at multiple targets in oncology and hematology such as CD45, CD33, HER3, among others. Our targeted radiotherapies combine the cell-killing ability of radiation via a radioisotope payload with a targeting agent, such as a monoclonal antibody.

In addition to developing targeted radiotherapies, we also own patents related to the manufacturing of Ac-225 in a cyclotron. We have expertise in utilizing the alpha emitting isotope Ac-225 including clinical experience in treating approximately 150 patients with our alpha-emitter-based therapies, “gold standard” linker technology and five issued patents in the U.S. and 49 patents internationally related to the manufacturing or Ac-225 in a cyclotron, which we believe has the potential to produce higher quantities of highly pure Ac-225 than current methods. When appropriate, we are well-positioned to leverage this technology to produce Ac-225.

Intellectual Property

Our proprietary technology platform is supported by IP, know-how and trade secrets that cover the generation, development, methods of use and manufacture of targeted radiotherapies and their select components. Our IP covers various methods of use in multiple diseases, including indication, dose and scheduling, radionuclide warhead, and therapeutic combinations.

As of March 2023, we have expanded our patent portfolio to over 200 issued patents and pending patent applications worldwide, which we believe constitutes a valuable business asset. Our IP includes 45 patent families, including key patents that relate primarily to our radiotherapeutic candidates. Our patent portfolio includes 12 issued patents and 39 pending patent applications in the U.S., and 151 that are issued or pending internationally. The effective lives of the issued patents in our portfolio, or patents that may issue from the pending applications in our portfolio, ranges from expirations between 2024 and 2043.

For our Iomab-B product candidate, we have four issued patents in the U.S. and issued patents in Canada, Europe and Japan that relate to the composition. The basic patent terms of these patents expire in 2036 and 2037. Related patent applications are also currently pending in the U.S. and internationally. In addition, we own both U.S. and international pending patent applications that relate to the use of Iomab-B or Iomab-ACT in the treatment of cancers and non-malignant conditions.

Our patents also cover key areas of our business such as manufacturing key components of our product candidate, Actimab-A, including Ac-225 in a cyclotron. We have expertise in utilizing the alpha emitting isotope Ac-225 including clinical experience in treating approximately 150 patients with our alpha-emitter-based therapies, “gold standard” linker technology and five issued patents in the U.S. and 49 patents internationally related to the manufacturing or Ac-225 in a cyclotron, which we believe has the potential to produce higher quantities of Ac-225 than currently utilized methods. These patents will expire in the years 2024 through 2027. In addition, we also own U.S. and international patents and pending patent applications that relate to the manufacturing of Actimab-A and its use in the treatment of cancers.

Strategic Collaborations and Licensing Agreements

Fred Hutchinson Cancer Research Center

On June 15, 2012, the Company entered into a license and sponsored research agreement with FHCRC to build upon previous and ongoing clinical trials with Iomab-B. Developed at the FHCRC, a pioneer in the field of BMT, Iomab-B has been studied in over 400 patients and is supported by data in six disease indications including leukemias, lymphomas and multiple myeloma. The Company has been granted exclusive rights to the antibody and related master cell bank developed by FHCRC. A milestone payment of $1 million will be due to FHCRC upon FDA approval of the first drug utilizing the licensed antibody. Upon commercial sale of the drug, royalty payments of 2% of net sales will be due to FHCRC.

Immedica AB

In April 2022, Actinium licensed the EUMENA commercial rights for Iomab-B to Immedica, an independent pharmaceutical company headquartered in Sweden. Immedica has significant know-how and experience in commercializing niche and specialty care products across Europe and the Middle East, with extensive expertise and capabilities across sales and marketing, market access, regulatory and medical affairs, drug safety and quality assurance, among others. Actinium received an upfront payment of $35 million USD with the potential for an additional $417 million USD in regulatory and sales milestones and mid-twenty percent royalties. The market potential is extremely compelling in the EU with approximately 50% larger with 15,000 patients with r/r AML and double the number of BMTs performed than in the US. Iomab-B has been granted Orphan Drug Designation by the EMA and has received positive Scientific Advice from the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA.

National Cancer Institute

In February 2023, we announced that Actinium entered into a CRADA with the NCI, part of the NIH, to develop Actimab-A in for the treatment of patients with AML and other hematologic malignancies. Under the terms of the CRADA, the NCI will serve as the regulatory sponsor for any clinical trials mutually approved by both parties to study Actimab-A while Actinium will be responsible for supplying and distributing Actimab-A to participating clinical sites and providing additional support as needed. The CRADA will provide broad support for the development of Actimab-A alone or in combination with chemotherapy, immunotherapy, targeted agents and other novel combinations. The CRADA studies will be overseen by NCI in collaboration with Actinium's clinical development team.

Astellas, LG Chem, and EpicentRx

We are leveraging our clinical experience, robust IP and radiotherapy know-how through research collaborations. Our collaborations with Astellas, LG Chem and EpicentRx establish our work with immunotherapies and in solid tumors. Through our research collaborations, such as with Astellas, we are advancing into solid tumors indications. With Astellas, we are utilizing a diagnostic agent developed in parallel with a therapeutic agent that shares the same target to identify patients who would benefit from the treatment.

Our platform is being utilized in our ongoing research collaboration with Astellas to arm select targeting agents owned by Astellas with the alpha-emitting radioisotope Ac-225 for the development of theranostics for solid tumor indications, which combine the ability of radioisotopes to be used for both diagnostic and therapeutic purposes.

We are also exploring novel targeted radiotherapies in solid tumors and blood cancers such as HER3 expressing solid tumors in collaboration with LG Chem and combinations with immunotherapies such as CD47 immune checkpoint inhibitors with EpicentRx.

Competition

The biopharmaceutical industry is extremely competitive and rapidly evolving, particularly in the field of oncology and hematology drug development. Our competition is likely to come from larger pharmaceutical companies, biotechnology companies, academia, and other public and private entities that focus on three broad areas relevant to our pipeline candidates – AML drugs, conditioning agents and radiopharmaceuticals. In addition, in markets where we are going after a target, companies with research programs and capabilities in our disease area focus may also be competing with our programs and pipeline.

In AML, the pipeline is crowded with 100+ programs, however, there are a few Phase 3 assets with limited potential that do not represent an imminent, competitive threat to Iomab-B or Actimab-A. None of the Phase 2 development programs in AML show the promise of producing high rates or duration of remission, and most patients that relapse tend to have poor survival outcomes. The Phase 2 assets primarily consist of agents targeting specific AML mutations, immunotherapies, or cell cycle modulators. Early clinical and preclinical stage assets consist of more cell therapy and immune cell engagers, and the potential success of these modalities in AML remain uncertain. Our strategy is to develop Actimab-A in combination with other products, and the agents in the development pipeline have the potential for synergies in combination with Actimab-A.

In conditioning, agents currently used for myeloablation prior to a BMT, lymphodepletion prior to CAR-T and other adoptive cell therapies and reduced intensity conditioning for gene therapy are largely generic, non-targeted chemotherapeutic agents. Recently, Jasper Therapeutics and Magenta Therapeutics ceased development of their antibody and antibody-drug conjugate or ADC conditioning programs for BMT. Certain companies such as Vertex Pharmaceuticals (“Vertex”), Gilead Sciences (“Gilead”) and Allogene Therapeutics (“Allogene") have or continue to explore non-chemotherapy conditioning with ADCs and antibodies for their in-house, proprietary cellular therapy programs. For example, Vertex has in-licensed ImmunoGen Inc.’s ADC technology, and had a collaboration with Molecular Templates, Inc. to develop targeted conditioning agents, which was subsequently terminated. Allogene is using its own proprietary anti-CD52 monoclonal antibody for use as a lymphodepletion agent in conjunction with CAR-T therapies. Telix Pharmaceuticals has announced plans for a conditioning program based on a CD66 radiotherapeutic approach in systemic amyloid light-chain amyloidosis (“SALA”) via an early stage investigator sponsored trial. Without exception, all these companies have either preclinical or early-stage programs that are solely focused on their proprietary programs. We believe that we are the only company with a phase 3 completed targeted conditioning asset that has demonstrated clinical benefit with the opportunity to be paradigm-changing.

Several companies are focused on developing radiotherapies, including, but not limited to: Abdera Therapeutics, Aktis Oncology, Bayer AG, Convergent Therapeutics, CuraSight, Fusion Pharmaceuticals, Inc., Lantheus Holdings, Inc., Mariana Oncology (previously, Curie Therapeutics), Monopar Therapeutics, Novartis AG, Point Biopharma, Inc., RadioMedix, Inc., Radiopharm Theranostics, Radionetics Oncology, RayzeBio, Inc., Q BioMed, Inc., Telix, and Y-mAbs Therapeutics, Inc.

Government Regulation

Regulatory Compliance

Our research and development activities are all subject to stringent regulation, primarily by the FDA in the U.S. under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) and its implementing regulations, and the Public Health Service Act (“PHSA”) and its implementing regulations, and by comparable authorities under similar laws and regulations in other countries. This includes research and development, testing, and oversight of suppliers and contract manufacturers involved in the production of our product candidates we are developing, as well as the design, manufacturing, safety, efficacy, handling, labeling, storage, record-keeping, advertising, promotion and marketing. If, for any reason, we do not comply with applicable requirements, such noncompliance can result in adverse consequences, including delays in approval of, or even the refusal to approve, product licenses or other applications, the suspension or termination of clinical investigations, the revocation of approvals previously granted, as well as fines, criminal prosecution, recall or seizure of products, injunctions against shipping products and suspension of production and/or refusals of government contracts.

FDA Review Process and Product Approval

Our product candidates are regulated as biologics and must be approved by the FDA before they may be marketed in the U.S. This process generally involves the following:

●	completion of preclinical studies in accordance with the FDA’s current Good Laboratory Practices (“GLP”) requirements;

●	submission to the FDA of an IND, which must become effective before human clinical trials may begin and must be updated annually;

●	approval by an independent Institutional Review Board (“IRB”) ethics committee at each clinical site before the trial is initiated;

●	performance of adequate and well-controlled clinical trials to establish the safety, purity and potency of the proposed biologic, and its safety and efficacy for each indication, in accordance with good clinical practice (“GCP”);

●	submission to the FDA of a BLA for a new biologic, after completion of all pivotal clinical trials;

●	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;

●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities to assess compliance with applicable current Good Manufacturing Practice (“cGMP”) regulations;

●	potential FDA audit of the clinical trial sites that generated the data in support of the BLA; and

●	FDA review and approval of a BLA for a new biologic, prior to any commercial marketing or sale of the product in the U.S.

Clinical trials generally are conducted in three sequential phases, although they may overlap or be combined.

●	Phase 1 studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the investigational product in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness

●	Phase 2 studies are conducted to preliminarily or further evaluate the effectiveness of the investigational product for a particular indication(s) in patients with the disease or condition under study, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks associated with the product

●	Phase 3 clinical trials generally involve a large number of patients at multiple sites designed to provide the data required to demonstrate the effectiveness of the product for its intended use, safety and to establish the benefit-risk relationship of the product and provide an adequate basis for product labeling

The results of the preclinical and clinical testing, along with information regarding the manufacturing of the product and proposed product labeling, are evaluated and, if determined appropriate, submitted to the FDA through a BLA. Once the BLA submission has been accepted for filing, the FDA’s standard goal is to review applications within ten months of the filing date or, if the application relates to a drug that treats a serious condition and would provide a significant improvement in safety or effectiveness qualifying for Priority Review, six months from the filing date. The review process is often significantly extended by FDA requests for additional information or clarification.

The FDA offers certain programs, such as Breakthrough Designation (“BTD”) and Fast Track designation, designed to expedite the development and review of applications for products intended for the treatment of a serious or life-threatening disease or condition. For BTD, preliminary clinical evidence of the product indicates that it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. The FDA may initiate review of sections of a BLA before the application is complete, and the product may be eligible for accelerated approval. However, receipt of BTD or Fast Track designation does not ensure that a product will be developed or approved on an expedited basis, or at all.

The FDA reviews the BLA to determine, among other things, whether the proposed product is safe, pure and potent, which includes determining whether it is effective for its intended use, and whether the product is being manufactured in accordance with cGMP, to assure and preserve the product’s identity, strength, quality, potency and purity. The FDA may refer an application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved, and applications for new molecular entities and original BLAs are generally discussed at advisory committee meetings unless the FDA determines that this type of consultation is not needed under the circumstances.

After the FDA evaluates the BLA and conducts inspections of manufacturing facilities, it may issue an approval letter or a complete response letter (“CRL”). An approval letter authorizes commercial marketing of the biologic with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete, but the FDA cannot grant approval. A CRL may require additional inspections, and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. The FDA could approve the BLA with a Risk Evaluation and Mitigation Strategy (“REMS”) to mitigate risks, which could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications, or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase 4 clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

Post-Approval Requirements

Any products manufactured or distributed by us or on our behalf pursuant to FDA approvals are subject to continuing regulation by the FDA and certain state agencies, including requirements for record-keeping, reporting of adverse experiences with the biologic, submitting biological product deviation reports to notify the FDA of unanticipated changes in distributed products, establishment registration, compliance with cGMP standards, and certain state licensing requirements.

Additionally, any significant change in the approved product or in how it is manufactured, including changes in formulation or the site of manufacture, generally require prior FDA approval. The packaging and labeling of all products developed by us are also subject to FDA approval and ongoing regulation. Noncompliance with any regulatory requirements can result in, among other things, issuance of warning letters, civil and criminal penalties, seizures, and injunctive action. Accordingly, manufacturers must continue to maintain compliance with cGMP and other aspects of regulatory compliance. The commercial distribution of prescription drugs is subject to the Drug Supply Chain Security Act (“DSCSA”), which regulates the distribution of the products at the federal level and sets certain standards for federal or state registration and compliance of entities in the supply chain.

The DSCSA preempts certain previously enacted state laws and the pedigree requirements of the Prescription Drug Marketing Act (“PDMA”). Trading partners within the drug supply chain must now ensure certain product tracing requirements are met, and are required to exchange transaction information, transaction history, and transaction statements. Product identifier information (an aspect of the product tracing scheme) is also now required. The DSCSA requirements, development of standards, and the system for product tracing have been and will continue to be phased in over a period of years through 2023. In addition to new legislation, FDA regulations, guidance documents, and policies are often revised or reinterpreted by the agency in ways that may significantly affect our business and our product candidates.

Orphan Drug Act

We have received Orphan Drug designation for Iomab-B and Actimab-A for patients with AML. Under the Orphan Drug Act, FDA may grant Orphan Drug designation to drugs intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan Drug designation must be requested before submitting a BLA. In the U.S., Orphan Drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. Orphan Drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first BLA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA Orphan Drug designation is entitled to a seven-year exclusive marketing period in the U.S. for that product, for that indication. During the seven-year exclusivity period, FDA may not approve any other applications to market the same drug for the same orphan indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity or where the manufacturer of the approved product cannot assure sufficient quantities. As a result, there can be no assurance that our competitors will not receive approval of drugs or biologics that have a different active ingredient for treatment of the diseases for which our products and product candidates are targeted.

Pediatric Information

Under the Pediatric Research Equity Act (“PREA”), certain BLAs must contain data to assess the safety and efficacy of the drug or biologic for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The Food and Drug Administration Safety and Innovation Act (“FDASIA”), amended the FDCA to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (“PSP”) within 60 days of an end of Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. A sponsor can submit amendments to an initial PSP if changes to the pediatric plan need to be considered based on preclinical data collected, early phase clinical trials as well as other clinical development programs.

Foreign Regulation

In addition to regulations in the U.S., we are subject to foreign regulations governing clinical trials and commercial sales and distribution of our product candidates, and products being marketed outside of the U.S. We must obtain approval by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of our products in those countries. The approval process varies from country to country, and the time may be longer or shorter than required by the FDA for BLA licensure. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. As in the U.S., we are subject to post-approval regulatory requirements.

Other Regulatory Considerations

We are also subject to regulation under the Occupational Safety and Health Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act, The Clean Air Act, and other current and potential future federal, state, or local regulations. Our research and development activities involve the controlled use of hazardous materials, chemicals, biological materials and various radioactive compounds. We believe that our procedures comply with the standards prescribed by state and federal regulations; however, the risk of injury or accidental contamination cannot be completely eliminated. We may also be subject to healthcare regulation and enforcement by the federal government and the states and foreign governments where we may market our products and product candidates, if approved. These laws and regulations include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, data privacy and security, aggregate spend reporting, and product price advertising.

The federal Anti-Kickback Statute, which prohibits, among other things, persons and entities including pharmaceutical manufacturers from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, overtly or covertly, in case or in kind, to induce or reward, or in return for, or either the referral of an individual for, or the purchase, lease or order or recommendation of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the federal Anti-Kickback Statute. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances.

In addition, Patient Protection and Affordable Care Act of 2010, as amended (“ACA”) codified cash law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (“FCA”). The FCA prohibits individuals or entities from, among other things, knowingly presenting or causing the presentation of a claims payment to, or approval by, the federal government that are false, fictitious or fraudulent, or knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. Our activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under the FCA. State statutes and regulations equivalent or substantially similar to the federal laws may extend to items and services reimbursed by commercial insurers and/or by patients directly. State law equivalents to the Anti-Kickback Statute and False Claims Act may not have adopted exceptions and safe harbors available at the federal level and therefore, may implicate a broader range of activities.

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud or obtain, by any means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. The federal physician payment transparency requirements, sometimes referred to as the “Physician Payments Sunshine Act,” created under the ACA, and its implementing regulations, which requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program (with certain exceptions) to annually report to the Department of Health and Human Services (“HHS”), information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Under recent legislation, the Sunshine Act will extend to payments and transfers of value to physician assistants, nurse practitioners, and other mid-level healthcare providers. The Centers for Medicare and Medicaid Services (“CMS”) has the potential to impose penalties for violations of the Sunshine Act, depending on the circumstances, and payments reported under the Sunshine Act also have the potential to draw scrutiny on payments to and relationships with physicians and teaching hospitals, which may have implications under the Anti-Kickback Statute and other healthcare laws.

We may also be subject to data privacy and security regulation by both the federal government and the state governments in which we conduct our business. HIPAA, as amended by the Health Information Technology and Clinical Health Act of 2009 (“HITECH”) and their respective implementing regulations, imposes, among other things, obligations, including mandatory contractual terms with respect to safeguarding the privacy, security and transmission of individually identifiable health information held by certain healthcare providers, health plans and healthcare clearinghouses, known as covered entities, and business associates. The HHS Office of Civil Rights (“OCR”) has increased its focus on compliance and continues to train state attorneys general for enforcement purposes. Even where HIPAA does not apply, according to the U.S. Federal Trade Commission (“FTC”), failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act (“FTCA”), 15 U.S. Code §45(a). Medical data is considered sensitive data that merits stronger safeguards. There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns, and some state privacy laws apply in broader circumstances than HIPAA.

We are subject to the U.S. Foreign Corrupt Practices Act (“FCPA”), which prohibits corporations and individuals from engaging in certain activities to obtain or retain business or to influence a person working in an official capacity. Our present and future business has been and will continue to be subject to various other laws and regulations.

Human Capital

As of March 31, 2023, we had 49 full-time employees, 17 of whom have Ph.D. or M.D. degrees and 22 of whom are engaged in research and development and clinical development activities. We believe that we have been successful to date in attracting skilled and experienced personnel despite the competitive hiring marketing in the industry. Our employees are not covered by a collective bargaining agreement, and we believe that our relationship with our employees is excellent. We continue to engage external consultants on an as-needed basis to temporarily supplement existing staff.

Corporate Information

We were incorporated under the laws of the State of Delaware in 2013. Our principal executive offices are located at 275 Madison Avenue, New York, NY 10016, and our telephone number is (646) 677-3870. Our website address is www.actiniumpharma.com. The information contained on our website or that can be accessed through our website is not considered part of this report.

We make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any such amendments to those reports as soon as reasonably practicable after we electronically file such material with or furnish such material to the Securities and Exchange Commission (“SEC”). The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding companies that file electronically with the SEC.

ITEM 1A. RISK FACTORS

In analyzing our company, you should consider carefully the following risk factors, together with all of the other information included in this Annual Report on Form 10-K. Factors that could cause or contribute to differences in our actual results include those discussed in the following subsection, as well as those discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere throughout this Annual Report on Form 10-K. The following are material factors that make an investment in our company speculative or risky. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Summary of Risk Factors

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

●	We are a clinical-stage company and have generated no revenue from commercial sales to date;

●	We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future;

●	If we fail to obtain additional financing, we will be unable to continue or complete our product development or product commercialization and you will likely lose your entire investment;

●	We are highly dependent on the success of Iomab-B and the SIERRA trial and we may not be able to complete the necessary clinical development or our development efforts may not result in the data necessary to receive regulatory approval;

●	Our business could be adversely affected by the effects of health epidemics, including the global COVID-19 pandemic;

●	We have not demonstrated that any of our products are safe and effective for any indication and will continue to expend substantial time and resources on clinical development before any of our current or future product candidates will be eligible for FDA approval, if ever;

●	Our clinical trials may fail to demonstrate adequately the efficacy and safety of our product candidates, which would prevent or delay regulatory approval and commercialization;

●	Preliminary, Interim, and “top-line” data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.;

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

We are not profitable and have incurred losses in each period since our inception. As of December 31, 2022 and December 31, 2021, we had an accumulated deficit of $288.8 million and $255.7 million, respectively. We reported a net loss of $33.0 million and $24.8 million for the years ended December 31, 2022 and 2021, respectively. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, which would have an adverse effect on our business prospects, financial condition and results of operation.

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

We have limited access to the capital markets and even if we can raise additional funding, we may be required to do so on unfavorable terms.

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

The global health crisis caused by the novel coronavirus COVID-19 pandemic and its resurgences has and may continue to negatively impact global economic activity, which, despite vaccination efforts, remains uncertain and cannot be predicted with confidence. In addition, highly transmissible new variants of COVID-19 have spread globally. The full impact of such variants cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines and boosters against the COVID-19 variants and the response by governmental bodies and regulators. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the COVID-19 pandemic on our business.

Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings and could reinstitute such policies in response to future COVID-19 outbreaks. In such a scenario, our ability to continue to operate our business may also be limited. Such events may result in a period of business, supply and drug product manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. In response to COVID-19, we implemented hybrid working for our office-based staff, while our research staff has been actively working in our laboratory throughout the pandemic and thus far have not experienced a significant disruption or delay in our operations as it relates to the clinical development, preclinical development of manufacturing of our drug candidates. Although we are adhering to health and safety protocols, an outbreak of COVID-19 at our facilities could nonetheless cause shutdowns of facilities and a reduction in our workforce, which could cause a disruption or delay in such operations. New outbreaks may further divert the attention and efforts of the medical community to coping with COVID-19, and may disrupt the marketplace in which we operate and may have a material adverse effect on our operations.

A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

We believe our earlier stage CD33 clinical trials will continue to recruit and enroll patients given the acute nature of relapsed or refractory AML. The continuation of the pandemic could adversely affect our planned clinical trial operations, including our ability to conduct the trials on the expected timelines and recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if their geography is impacted by the pandemic. Further, the continuation and/or resurgence of the COVID-19 pandemic could result in delays in our clinical trials due to prioritization of hospital resources toward the pandemic, restrictions in travel, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions are reinstated that impede patient movement or interrupt healthcare services. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the pandemic may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us, which may result in delays or hinder our ability to collect data from our clinical trials.

Additionally, COVID-19 may result in delays in receiving approvals from local and foreign regulatory authorities, delays in necessary interactions with IRB’s or Institutional Review Boards, local and foreign regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees.

We continue to monitor the impacts of COVID-19 on the global economy and on our business operations. However, the ultimate impact from COVID-19 on our business operations and financial results during 2023 will depend on, among other things, the ultimate severity and scope of the pandemic, including the new variants of the virus, and whether governmental and private travel restrictions and public concerns about public gatherings are reinstated. We are not able to fully quantify the impact that these factors had on our financial results during 2022 and will have in 2023.

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

In December 2015, the FDA cleared our IND filing for Iomab-B and we have completed patient enrollment of a randomized, controlled, pivotal Phase 3 clinical trial under such IND to study Iomab-B in patients 55 years of age or older with relapsed or refractory AML. The Phase 3 SIERRA trial met its primary endpoint with high statistical significance with positive results for secondary endpoints and exploratory endpoints and it is expected to form the basis for a BLA for Iomab-B for use in preparing and conditioning AML patients for a BMT. Additionally, there are physician IND trials at the FHCRC that have been conducted or are currently ongoing at FHCRC with Iomab-B (for other target indications) and the apamistamab antibody (formerly known as BC8) we licensed. We have other clinical trials ongoing and others that we have planned but not-yet commenced, for our other drug candidate Actimab-A under our own sponsorship and investigator-initiated trials ongoing. Except for Iomab-B (for patients with AML), we expect that the clinical trials we need to conduct to be in a position to submit BLAs for our product candidates currently in-development will take, at least, several years to complete. Moreover, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Also, the results of early preclinical and clinical testing may not be predictive of the results of subsequent clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. And, preclinical and clinical data are often susceptible to multiple interpretations and analyses. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have, nonetheless, failed to obtain marketing approval of their products. Success in preclinical testing and early clinical trials does not ensure that later clinical trials, which involve many more subjects, and the results of later clinical trials may not replicate the results of prior clinical trials and preclinical testing. Any failure or substantial delay in our product development plans may have a material adverse effect on our business.

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

Initiating and completing clinical trials necessary to support FDA approval of a BLA for Iomab-B, Actimab-A, and other product candidates, is a time-consuming and expensive process, and the outcome is inherently uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product candidate we advance into clinical trials may not have favorable results in later clinical trials. We worked with the FDA to develop the SIERRA clinical trial to test the safety and efficacy of Iomab-B in patients with relapsed or refractory AML who are age 55 and above prior to a BMT. This trial is designed to support a BLA filing for marketing approval by the FDA. In addition to clinical data, a BLA filing encompasses preclinical, CMC, labeling and other information. Even if the clinical data from the SIERRA trial is positive, there can be no assurances that the BLA filing we produce will meet all of the FDA’s requirements or that they will not request additional information or studies, which may delay the FDA’s review or we may not be able to produce. We have also worked with the FDA to develop a regulatory pathway for lintuzumab-Ac-225 in patients with high-risk MDS that consists of a dose-confirming Phase 1 trial that can be followed by a randomized, controlled pivotal trial that could support a BLA filing. To date, we have not initiated this clinical trial and we may never elect or be able to do so. There can be no assurance that the data generated during the trial, or any trial, will meet our chosen safety and effectiveness endpoints or otherwise produce results that will eventually support the filing or approval of a BLA. Even if the data from this trial are favorable, the data may not be predictive of the results of any future clinical trials.

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

The key patents related to the humanized antibody, lintuzumab, which we use in our Actimab-A product candidate have expired. It is generally possible that others may be eventually able to use an antibody with the same sequence, and we will then need to rely on additional patent protection covering alpha particle drug products comprising Ac-225. Our final drug construct, Actimab A, consists of the lintuzumab antibody labeled with the isotope Ac-225. We currently own issued and pending patents relating to methods of manufacturing Actimab-A, methods of treatment using Actimab-A and production of the Ac-225 isotope. In addition, we possess trade secrets and know how related to the manufacturing and use of isotopes. Any competing product based on the lintuzumab antibody is likely to require several years of development before achieving our product candidate’s current status and may be subject to significant regulatory hurdles but such development by others is nevertheless a possibility that could negatively impact our business in the future. We own 4 issued U.S. patents, 1 issued Canadian patent, 1 issued European patent (validated as a national patent in several countries) and 1 issued Japanese patent that relate to the composition of our Iomab-B product candidate. Patent applications relating to Iomab-B are also pending in the U.S. and internationally. We have and may continue to file patents related to Iomab-B that can provide barriers to entry but there is no certainty that these patents will be granted or such granting thereof will adequately prevent others from seeking to replicate and use the apamistamab antibody or the construct. Our patent portfolio includes pending applications related to radioimmunoconjugate composition, formulation administration, and methods of use in treating solid or liquid cancers. This subject matter includes composition, administration, and methods of treatment for our product candidates Actimab-A and Iomab-B. Any competing product based on the antibody used in Iomab-B is likely to require several years of development before achieving our product candidate’s current status and may be subject to significant regulatory hurdles but such development by others is nevertheless a possibility that could negatively impact our business in the future.

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

Actinium-225 is a key component of our Actimab-A product candidate, technology platform, preclinical R&D programs and other drug candidates that we might consider for development with the Ac-225 payload. There are adequate quantities of Ac-225 available today to meet our current needs via our present supplier, the Department of Energy (“DOE”). The Ac-225 currently supplied to Actinium’s clinical trials from the DOE is derived from the natural decay of thorium-229 from so-called ‘thorium-cows’ and is able to produce sufficient quantities that are several multiples of the amount of Ac-225 we require to supply our clinical programs through to early commercialization phase. The DOE is also producing Ac-225 from a recently developed alternative route for Ac-225 production via a linear accelerator that is currently being evaluated by Actinium. Initial preclinical and modelling results have indicated that the linear accelerator sourced Ac-225 does not impact labelling efficiency and expected distribution. In accordance with representations made by the DOE, the capacity of Ac-225 from this route is expected to be sufficient to supply all of Actinium’s pipeline and commercial Ac-225 needs and support new program expansion by not just Actinium but also other companies that are developing Ac-225 based products. Additional routes of Ac-225 production are being pursued by the DOE including the generation of new thorium cows and production via a cyclotron. The cyclotron production method for Ac-225 production leverages Actinium’s proprietary technology and know-how and presents an additional path towards production of high-quality Ac-225 at a scale that would be able to satisfy commercial needs. In addition, we are aware of at least ten other government and non-government entities globally including the U.S., Canada, Russia, Belgium, France and Japan that have, or expect to have ability to supply Ac-225 or equipment for its production within the timeframes relevant to the potential first commercial approval of our Ac-225-based drug candidate.

Our contract for supply of this isotope from the DOE must be renewed yearly, and we renewed our contract to extend through the end of 2023. While we expect this contract will continue to be renewed at the end of its term as it has since 2009, there can be no assurance that the DOE will renew the contract or that change its policies that allow for the sale of isotope to us. Failure to acquire sufficient quantities of medical grade Ac-225 would make it impossible to effectively complete clinical trials and to commercialize any Ac-225 based drug candidates that we may develop and would materially harm our business.

Our ability to conduct clinical trials to advance our drug candidates is dependent on our ability to obtain the radioisotopes I-131, Ac-225 and other isotopes we may choose to utilize in the future. Currently, we are dependent on third party manufacturers and suppliers for our isotopes. These suppliers may not perform their contracted services or may breach or terminate their agreements with us. Our suppliers are subject to regulations and standards that are overseen by regulatory and government agencies and we have no control over our suppliers’ compliance to these standards. Failure to comply with regulations and standards may result in their inability to supply isotopes and could result in delays in our clinical trials, which could have a negative impact on our business. We have developed intellectual property, know-how and trade secrets related to the manufacturing process of Ac-225. While we have manufactured medical grade Ac-225 of a purity compared to the cyclotron sourced material in the past, this activity was terminated due to operating cost reasons and we currently do not have experience in manufacturing medical grade Ac-225 and may not obtain the resources necessary to establish our own manufacturing capabilities in future. Our inability to build out and establish our own manufacturing facilities would require us to continue to rely on third party suppliers as we currently do. However, based on our current third-party suppliers and potential future suppliers of Ac-225 we expect to have adequate isotope supply to support our current ongoing clinical trials, current and planned preclinical R&D activities and commercialization should our drug candidates receive regulatory approval.

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

We have received orphan drug designation for Iomab-B and Actimab-A for treatment of AML in both the United States and the EU. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making available a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Similarly, the EMA grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU.

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

There have been significant judicial, administrative, executive, and legislative initiatives to modify, limit, replace, or repeal the Affordable Care Act since its enactment. For example, former President Trump issued several Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress considered legislation that would repeal or replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation the Affordable Care Act have been passed. For example, the Tax Cuts and Jobs Act of 2017 eliminated the Affordable Care Act provision requiring individuals to purchase and maintain health coverage, or the “individual mandate,” by reducing the associated penalty to zero, beginning in 2019. In December 2018, a district court in Texas held that the individual mandate is unconstitutional and that the rest of the Affordable Care Act is, therefore, invalid. On appeal, the Fifth Circuit Court of Appeals affirmed the holding on the individual mandate but remanded the case back to the lower court to reassess whether and how such holding affects the validity of the rest of the Affordable Care Act. The Fifth Circuit’s decision on the individual mandate was appealed to the U.S. Supreme Court. On June 17, 2021, the Supreme Court held that the plaintiffs (comprised of the state of Texas, as well as numerous other states and certain individuals) did not have standing to challenge the constitutionality of the Affordable Care Act’s individual mandate and, accordingly, vacated the Fifth Circuit’s decision and instructed the district court to dismiss the case. As a result, the Affordable Care Act will remain in-effect in its current form for the foreseeable future; however, we cannot predict what additional challenges may arise in the future, the outcome thereof, or the impact any such actions may have on our business.

In addition to the Affordable Care Act, there have been numerous other Congressional initiatives and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. Pharmaceutical product prices have been the focus of increased scrutiny by the government, including certain state attorneys general, members of Congress and the United States Department of Justice. State or federal healthcare reform measures or other social or political pressure to lower the cost of pharmaceutical products could have a material adverse impact on our business, results of operations and financial condition.

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

Most recently, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”), which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms. Specifically, the IRA authorizes and directs the Department of Health and Human Services (the “DHHS”) to set drug price caps for certain high-cost Medicare Part B and Part D qualified drugs, with the initial list of drugs to be selected by September 1, 2023, and the first year of maximum price applicability to begin in 2026. The IRA further authorizes the DHHS to penalize pharmaceutical manufacturers that increase the price of certain Medicare Part B and Part D drugs faster than the rate of inflation. Finally, the IRA creates significant changes to the Medicare Part D benefit design by capping Part D beneficiaries’ annual out-of-pocket spending at $2,000 beginning in 2025. We cannot be sure whether additional or related legislation or rulemaking will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.

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

Third-party payors may not adequately reimburse customers for any product candidates that we may commercialize or promote, and may impose coverage restrictions or limitations such as prior authorizations and step edits that affect their use.

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

We are not aware of any existing or pending regulations or legislation that pertains to generic radiopharmaceutical products such as our targeted radiotherapy product candidates. Our product candidates are regulated by the FDA as biologic products and we intend to seek approval for these products pursuant to the BLA pathway. The Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated pathway for the approval of biosimilar and interchangeable biologic products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. Even if a biosimilar gets approved for one of the antibodies that we use, the final constructs of our drug candidates consist of an antibody, radioisotope and in some cases a linker. Therefore, we do not believe that the final drug product of our candidates can be subject to competition from a biosimilar as outlined in BPCIA.

Our product candidates may never achieve market acceptance.

Iomab-B, Actimab-A product and future product candidates that we may develop may never gain market acceptance among physicians, patients and the medical community. The degree of market acceptance of any of our products will depend on a number of factors, including the actual and perceived effectiveness and reliability of the product; the results of any long-term clinical trials relating to use of the product; the availability, relative cost and perceived advantages and disadvantages of alternative technologies; the degree to which treatments using the product are approved for reimbursement by public and private insurers; the strength of our marketing and distribution infrastructure; and the level of education and awareness among physicians and hospitals concerning the product.

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

We or our licensors have applied for and will continue to apply for patents for certain products and methods. Such applications may not result in the issuance of any patents, and any patents now held or that may be issued may not provide us with adequate protection from competition. Furthermore, it is possible that patents issued or licensed to us may be challenged successfully. In that event, if we have a preferred competitive position because of such patents, such preferred position would be lost. If we are unable to secure or to continue to maintain a preferred position, we could become subject to competition from the sale of generic products. Failure to receive, inability to protect, or expiration of our patents for medical use, manufacture, conjugation and labeling of Ac-225, the antibodies that we license from third parties, or subsequent related filings, would adversely affect our business and operations.

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

Certain of our patent rights are licensed to us by third parties. If we fail to comply with the terms of these license agreements, our rights to those patents may be terminated, and we may be unable to conduct our business.

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

We rely on trade secrets that we seek to protect through numerous measures, including non-compete and confidentiality agreements with our employees and other parties. If these agreements are breached, our competitors may obtain and use our trade secrets to gain a competitive advantage over us. Any remedies that may be available to us may not be adequate to protect our business or compensate us for the damaging disclosure. In addition, we may have to expend resources to protect our interests from possible infringement by others. For instance, we learned that a former employee, Qing Liang, Ph.D., who was employed by Actinium in the position of Vice President, Head of Radiation Sciences, violated the non-compete provision of her employment agreement by working for a direct competitor. Dr. Liang, who had access to materials containing proprietary information and trade secrets, is no longer employed by the direct competitor (who terminated her employment after learning of her actions). With the assistance of outside counsel and a forensic investigator, we also identified that Dr. Liang downloaded confidential information prior to the end of her employment with Actinium. We petitioned for and were granted a Stipulated Preliminary Injunction by the Supreme Court of the State of New York, New York County (Index No. 656841/2022) that ordered that Dr. Liang be enjoined from destroying or deleting any Actinium documents or information, enjoined from using, transmitting or transferring any Actinium Information (as defined in the injunction) other than to her counsel or Actinium’s counsel, ordered to return all Actinium information within 5 days of the Stipulated Preliminary Injunction, ordered to disclose to Actinium, under oath, all persons and devices to whom she transferred or disclosed Actinium Information, and ordered to allow a qualified forensic examiner selected by Actinium to remove and permanently delete all Actinium Information from any electronic devices, systems, email accounts, or other electronic or physical storage sites belonging to Dr. Liang. We also filed an arbitration proceeding against Dr. Liang and we intend to enforce the terms of her employment agreement, especially the non-compete and confidentiality provisions, to the fullest extent of our ability.

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

The trading price of our common stock may be highly volatile and could fluctuate in response to factors such as:

●	actual or anticipated variations in our operating results;

●	announcements of developments by us or our competitors;

●	the timing of IND and/or BLA approval, the completion and/or results of our clinical trials;

●	regulatory actions regarding our products;

●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

●	adoption of new accounting standards affecting our industry;

●	additions or departures of key personnel;

●	introduction of new products by us or our competitors;

●	sales of our common stock or other securities in the open market;

●	inaccurate or unfavorable reports from securities or industry analysts; and

●	other events or factors, many of which are beyond our control.

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

General Risk Factors

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

Our compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur substantial accounting expense and expend significant management efforts. We complied with Section 404 at December 31, 2022 and 2021 and while our testing did not reveal any material weaknesses in our internal controls, any material weaknesses in our internal controls in the future would be required us to remediate in a timely manner so as to be able to comply with the requirements of Section 404 each year. If we are not able to comply with the requirements of Section 404 in a timely manner each year, we could be subject to sanctions or investigations by the SEC, NYSE American or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our common stock. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, and investors could lose confidence in our reported financial information.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We do not own any real property. We have leased offices at 275 Madison Avenue, New York, NY for seven years and our long-term lease for this space expired in 2022. We entered into a short-term lease for the same space until April 2023 with a monthly rate of $53 thousand. We are also responsible for certain other costs, such as insurance and maintenance. We issued a letter of credit of $391 thousand in connection with the lease and maintain a $391 thousand certified deposit as collateral for the letter of credit.

We entered into a lease for corporate office space at 100 Park Avenue, New York, NY effective June 1, 2022. The lease has a term of 5 years 2 months, with an expiration date in 2027, and a current annual rate of $599 thousand. We are also responsible for certain other costs, such as insurance, taxes, utilities and maintenance. We issued a letter of credit of $299 thousand in connection with the lease and maintain a $299 thousand certified deposit as collateral for the letter of credit.

We lease lab space and office space at Albert Einstein College of Medicine, 1300 Morris Park Avenue, Bronx, NY. The lease has a term of twelve months, expiring August 31, 2023, with a current annual rate of $136 thousand.

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

Holders

As of March 31, 2023, there were 25,729,370 shares of common stock issued and outstanding, which were held by approximately 100 holders of record. There are no shares of preferred stock outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

We currently have three equity compensation plans defined as follows:

The Company’s 2019 Amended and Restated Stock Plan has an expiration date of October 18, 2029 and the number of shares of our common stock authorized under the plan for grant to employees, directors and consultants is 9,333,333 shares.

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

The following table indicates shares of common stock authorized for issuance under our equity compensation plans as of December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options and restricted stock units (1)	Weighted- average exercise price of outstanding options and restricted stock units (2)	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	3,721,429	$8.00	6,383,638
Equity compensation plans not approved by security holders	-	-	-
Total	3,721,429	$8.00	6,383,638

(1)	Includes shares issuable upon the conversion of outstanding restricted stock units (“RSUs”).

(2)	The Weighted Average Exercise Price column does not include an amount for outstanding RSUs.

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information and financial data discussed below is derived from the audited consolidated financial statements of Actinium Pharmaceuticals, Inc. for its fiscal years ended December 31, 2022 and 2021. The consolidated financial statements of Actinium Pharmaceuticals, Inc. were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Actinium Pharmaceuticals, Inc. contained elsewhere in this Report. The financial statements contained elsewhere in this Report fully represent Actinium Pharmaceuticals, Inc.’s financial condition and operations; however, they are not indicative of the Company’s future performance. See “Cautionary Note Regarding Forward-Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Report.

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

Results of Operations – Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the years ended December 31,		Increase
(amounts in thousands)	2022	2021	(Decrease)

Revenue:
Revenue	$-	$-	$-
Other revenue	1,030	1,144	(114)
Total revenue	1,030	1,144	(114)

Operating expenses:
Research and development, net of reimbursements	23,135	18,031	5,104
General and administrative	11,999	8,077	3,922
Total operating expenses	35,134	26,108	9,026

Other income
Interest income – net	1,087	190	897
Total other income	1,087	190	897

Net loss	$(33,017)	$(24,774)	$(8,243)

Revenues

We recorded no commercial revenues for the years ended December 31, 2022 and 2021, respectively.

Other revenue

We determined that certain collaborations with a third-party are within the scope of Topic ASC 606, Revenue Recognition from Contracts with Customers, or ASC 606. The collaboration agreement is made up of multiple modules related to various research activities. While the third party has the option to terminate the agreement at the conclusion of any module, we identified a single performance obligation to provide research services within each module for which we receive monetary consideration. The consideration is recognized as revenue over each module and revenue of $0.9 million was recognized during each of the years ended December 31, 2022 and December 31, 2021.

The National Institutes of Health awarded us a Small Business Technology Transfer cost reimbursable grant to support a clinical collaboration with Memorial Sloan Kettering Cancer Center, or MSK, to study Iomab-ACT, our CD45-targeting Antibody Radio-Conjugate, for targeted conditioning to achieve lymphodepletion prior to administration of a CD19-targeted CAR T-cell therapy developed at MSK. We recognized other revenue during the years ended December 31, 2022 and 2021 of $0.1 million and $0.2 million, respectively, from this grant.

On April 7, 2022, we entered into a license and supply agreement with Immedica Pharma AB, or Immedica, pursuant to which Immedica licensed the exclusive product rights for commercialization of Iomab-B in the European Economic Area, Middle East and North Africa (EUMENA) including Algeria, Andorra, Bahrain, Cyprus, Egypt, Iran, Iraq, Israel, Jordan, Kuwait, Lebanon, Libya, Monaco, Morocco, Oman, Palestine, Qatar, San Marino, Saudi Arabia, Switzerland, Syria, Tunisia, Turkey, the United Arab Emirates, the United Kingdom, the Vatican City and Yemen. Upon signing, we were entitled to an upfront payment of $35 million from Immedica, which was received in May 2022. Under the terms of the License Agreement, we are eligible to receive regulatory and commercial milestone payments and are entitled to receive royalties in the mid-20 percent range on net sales of the product in certain countries that may result from the License Agreement. We will continue to be responsible for certain clinical development activities and the manufacturing of Iomab-B and will retain commercialization rights in the U.S. and rest of the world.

Our contract liabilities are recorded within Other revenue deferred – current liability or Long-term license revenue deferred in our condensed consolidated balance sheets depending on the short-term or long-term nature of the payments to be recognized. Our contract liabilities primarily consist of advanced payments from licensees. There was no Other revenue deferred-current liability at December 31, 2022, Other revenue deferred – current liability was $1.0 million at December 31, 2021. Long-term license revenue deferred was $35.0 million at December 31, 2022, resulting from the receipt from Immedica; there was no Long-term license revenue deferred at December 31, 2021. This deferred revenue will be recognized upon European Union regulatory approval of Iomab B.

Research and Development Expense, net of reimbursements

Research and development expenses increased by $5.1 million to $23.1 million for the year ended December 31, 2022 compared to $18.0 million for the year ended December 31, 2021. Higher expenses were primarily due to increased CMC activity related to Iomab-B, as well as increased compensation of $1.0 million resulting from increased headcount.

General and Administrative Expenses

General and administrative expenses increased by $3.9 million to $12.0 million for the year ended December 31, 2022 compared to $8.1 million for the year ended December 31, 2021. Higher expenses were primarily due to increased compensation of $0.9 million, increased non-cash equity compensation of $1.0 million, higher professional fees and consulting fees including recruitment costs, and higher legal fees.

Other Income

Other income is comprised of net interest income in both reporting periods. Other income of $1.1 million for the year ended December 31, 2022 increased from $0.2 million for the year ended December 31, 2021 due to a higher average balance and higher interest rates.

Net Loss

Net loss increased by $8.2 million to $33.0 million for the year ended December 31, 2022 compared to $24.8 million for the year ended December 31, 2021, primarily due to higher research and development expenses and general and administrative expenses, partially offset by other income.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through sales of our common stock and common stock equivalents. The following tables sets forth selected cash flow information for the periods indicated:

	For the years ended December 31,
(amounts in thousands)	2022	2021

Cash provided by/used in operating activities	$8,644	$(20,866)
Cash used in investing activities	(366)	(133)
Cash provided by financing activities	23,109	35,221

Net change in cash, cash equivalents and restricted cash	$31,387	$14,222

Net cash provided by operating activities for the year ended December 31, 2022 of $8.6 million increased by $29.5 million from a use of funds of $20.9 million for the year ended December 31, 2021. This increase was due to the receipt of the $35.0 million up-front payment from Immedica.

Net cash used in investing activities was $0.4 million and $0.1 million for the years ended December 31, 2022 and December 31, 2021, respectively, primarily due to the purchase of equipment for our laboratory space.

In August 2020 we entered into the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we would be able to sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of its common stock. On June 28, 2022, we entered into an Amendment and Restated Capital on Demand™ Sales Agreement, or the Amended Sales Agreement, with JonesTrading and B. Riley Securities, Inc. The Amended Sales Agreement modifies the original Capital on Demand™ Sales Agreement to include B. Riley as an additional sales agent thereunder. Shares of common stock are offered pursuant to a shelf registration statement on Form S-3 filed with the SEC on August 7, 2020. For the year ended December 31, 2022, we sold 3.5 million shares of common stock, resulting in gross proceeds of $23.9 million and net proceeds of $23.2 million. For the year ended December 31, 2021, we sold 4.6 million shares of common stock, resulting in gross proceeds of $36.5 million and net proceeds of $35.3 million. As of December 31, 2022, we have sold 10.2 million shares of common stock, resulting in gross proceeds of $83.0 million and net proceeds of $80.2 million relating to the Sales Agreement, as amended.

We entered into a lease for corporate office space effective June 1, 2022 and paid a security deposit to the landlord. The lease has a term of 5 years 2 months, with an expiration date in 2027, and current annual rent of $0.6 million. We are also responsible for certain other costs, such as insurance, utilities and maintenance. In July 2022, a certificate of deposit was provided as collateral for a letter of credit and the security deposit was returned.

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

Critical Accounting Policies

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions

Fair Value Measurement

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

Grant Revenue

We had a grant from a government-sponsored entity for research and development related activities that provided for payments for reimbursed costs, which included overhead and general and administrative costs as well as an administrative fee. We recognized revenue from the grant as we performed services under this arrangement. Associated expenses were recognized when incurred as research and development expense. Revenue and related expenses are presented gross in the consolidated statements of operations.

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

Accounting Standards Recently Adopted

In May 2021, the Financial Accounting Standards Board, or FASB, issued ASU 2021-04, Earnings Per Share (topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation – Stock Compensation (Topic 718) and Derivatives and Hedging – Contracts in an Entity’s Own Equity (Subtopic 815-40) – Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, which provides guidance of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The amendments in this ASU are effective January 1, 2022, including interim periods. We adopted this standard effective January 1, 2022 and the standard did not have a material effect on our financial statements.

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

Subsequent Event

Since December 31, 2022, we have sold 0.1 million shares of common stock under our Amended Sales Agreement, resulting in net proceeds of $0.8 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

 We are not currently exposed to significant market risk related to changes in interest rates. As of December 31, 2022, our cash equivalents consisted primarily of short-term money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the years ended December 31, 2022 and 2021.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Actinium Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Actinium Pharmaceuticals, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas
March 31, 2023

Actinium Pharmaceuticals, Inc.
Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$108,910	$77,829
Restricted cash – current	396	392
Security deposit	-	50
Prepaid expenses and other current assets	1,636	1,478
Total Current Assets	110,942	79,749

Property and equipment, net of accumulated depreciation of $487 and $335	604	340
Restricted cash – long term	302	-
Operating lease right-of-use assets	2,341	241
Finance leases right-of-use assets	3	58
Total Assets	$114,192	$80,388

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$10,130	$5,535
Other revenue deferred – current liability	-	998
Operating leases current liability	494	245
Finance leases current liability	4	62
Total Current Liabilities	10,628	6,840

Long-term license revenue deferred	35,000	-
Long-term operating lease obligations	2,083	-
Long-term finance lease obligations	-	3
Total Liabilities	47,711	6,843

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 25,674,823 and 22,143,974 shares issued and outstanding	26	22
Additional paid-in capital	355,220	329,271
Accumulated deficit	(288,765)	(255,748)
Total Stockholders’ Equity	66,481	73,545

Total Liabilities and Stockholders’ Equity	$114,192	$80,388

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.
Consolidated Statements of Operations

(amounts in thousands, except share and per share data)

	For the Year ended December 31,
	2022	2021

Revenue
Revenue	$-	$-
Other Revenue	1,030	1,144
Total revenue	1,030	1,144

Operating expenses:
Research and development, net of reimbursements	23,135	18,031
General and administrative	11,999	8,077
Total operating expenses	35,134	26,108

Loss from operations	(34,104)	(24,964)

Other income:
Interest income - net	1,087	190
Total other income	1,087	190

Net loss	$(33,017)	$(24,774)

Net loss per common share - basic and diluted	$(1.37)	$(1.20)

Weighted average common shares outstanding - basic and diluted	24,141,545	20,568,373

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2022 and 2021
(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2021	17,532,893	$18	$292,275	$(230,974)	$61,319
Stock-based compensation	21,306	-	1,694	-	1,694
Sale of common stock, net of offering costs	4,588,875	4	35,296	-	35,300
Issuance of common stock from exercise of stock options	900	-	6	-	6
Net loss	-	-	-	(24,774)	(24,774)
Balance, December 31, 2021	22,143,974	$22	$329,271	$(255,748)	$73,545
Stock-based compensation	19,639	-	2,795	-	2,795
Sale of common stock, net of offering costs	3,511,210	4	23,154	-	23,158
Net loss	-	-	-	(33,017)	(33,017)
Balance, December 31, 2022	25,674,823	$26	$355,220	$(288,765)	$66,481

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows

(amounts in thousands)

	For the Year ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(33,017)	$(24,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,795	1,694
Depreciation and amortization expense	699	524
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(158)	(161)
Accounts payable and accrued expenses	4,595	1,195
Other revenue deferred – current liability	(998)	998
Long-term license revenue deferred	35,000	-
Operating lease liabilities	(272)	(342)
Net Cash Provided By/Used In Operating Activities	8,644	(20,866)

Cash Flows Used in Investing Activities:
Purchase of property and equipment	(366)	(133)
Net Cash Used In Investing Activities	(366)	(133)

Cash Flows from Financing Activities:
Payments on finance leases	(49)	(85)
Proceeds from sales of shares of common stock, net of offering costs	23,158	35,300
Proceeds from the exercise of stock options	-	6
Net Cash Provided By Financing Activities	23,109	35,221

Net change in cash, cash equivalents and restricted cash	31,387	14,222
Cash, cash equivalents and restricted cash at beginning of year	78,221	63,999
Cash, cash equivalents and restricted cash at end of year	$109,608	$78,221

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$2,605	$-
Equipment obtained in exchange for security deposit	$50	$-

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Nature of Business - Actinium Pharmaceuticals, Inc. is a biopharmaceutical company developing targeted radiotherapies to deliver cancer-killing radiation with cellular level precision to treat patients with high unmet medical needs.

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

Following is a summary of cash, cash equivalents and restricted cash at December 31, 2022 and December 31, 2021:

(in thousands)	December 31, 2022	December 31, 2021
Cash and cash equivalents	$108,910	$77,829
Restricted cash – current	396	392
Restricted cash – long-term	302	-
Cash, cash equivalents and restricted cash	$109,608	$78,221

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

Leases – The Company has operating and finance leases for corporate office space and office equipment located at the corporate office space. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense for these leases is recognized on a straight-line basis over the lease term. The Company entered into a lease for corporate office space effective June 1, 2022 and paid a security deposit to the landlord. A certificate of deposit was provided as collateral for a letter of credit issued with this office space during 2022 and at that time, the security deposit was returned to the Company.

Fair Value Measurement - Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. A fair value hierarchy has been established for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

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

Grant Revenue – The Company had a grant from a government-sponsored entity for research and development related activities that provided for payments for reimbursed costs, which included overhead and general and administrative costs as well as an administrative fee. The Company recognized revenue from grants as it performed services under this arrangement. Associated expenses were recognized when incurred as research and development expense. Revenue and related expenses are presented gross in the consolidated statements of operations.

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

Income Taxes - The Company accounts for income taxes in accordance with ASC 740 Income Taxes, which requires the asset and liability method to calculate deferred taxes. Deferred taxes are recognized based on the differences between the financial reporting and income tax bases of assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company reviews deferred tax assets for a valuation allowance based upon whether it is more likely than not that the deferred tax asset will be fully realized.

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

For the years ended December 31, 2022 and 2021, the Company’s potentially dilutive shares, which include outstanding common stock options, restricted stock units and warrants, have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

(in thousands)	December 31, 2022	December 31, 2021
Stock Options	3,396	1,362
Restricted Stock Units	325	-
Warrants	1,443	2,112
Total	5,164	3,474

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

Note 2 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Prepaid insurance	$684	$874
Prepaid clinical trial expenses	887	543
Other prepaid expenses and other current assets	65	61
Total prepaid expenses and other current assets	$1,636	$1,478

Note 3 - Property and Equipment

Property and equipment consisted of the following at December 31, 2022 and 2021:

		December 31,	December 31,
(in thousands)	Lives	2022	2021
Lab equipment	5 years	$776	$476
Office equipment and furniture	3 - 7 years	315	199
Less: accumulated depreciation		(487)	(335)
Property and equipment, net		$604	$340

Depreciation expense consisted of the following for the years ended December 31, 2022 and 2021, respectively:

	December 31,	December 31,
(in thousands)	2022	2021
Research and development	$141	$88
General administrative	11	17
Total Depreciation expense	$152	$105

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

The Company entered into a lease for corporate office space, effective June 1, 2022. The lease has a term of 5 years 2 months, with an expiration date on July 30, 2027 and current annual rent of $0.6 million. The Company is also responsible for certain other costs, such as insurance, utilities and maintenance. At December 31, 2022, for capitalization purposes under ASC842, the Company has this operating lease and a finance lease for office equipment.

At December 31, 2021, for capitalization purposes under ASC842, the Company had an operating lease for corporate office space that expired in 2022 and finance leases for office equipment and furniture located in the corporate office space. In addition, the Company has auxiliary corporate office space that it rents on a month-to-month basis; this rental was accounted for as an operating lease with the same term as the Company’s office space.

The components of lease expense are as follows:

(in thousands)	Year ended December 31, 2022	Year ended December 31, 2021
Operating lease expense	$584	$372

Finance lease cost
Amortization of right-to-use assets	$55	$81
Interest on lease liabilities	$2	$9
Total finance lease cost	57	$90

Supplemental cash flow information related to leases are as follows:

	Year ended
(in thousands)	December 31, 2022	December 31, 2021
Cash flow information:

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow use from operating leases	$352	$377
Operating cash flow use from finance leases	$2	$9
Financing cash flow use from finance leases	$49	$85

Non-cash activity:

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,605	$-
Finance Leases	$-	$-

Weighted average remaining lease terms are as follows at December 31, 2022:

Weighted average remaining lease term:
Operating leases	4.6 years
Finance Leases	1.0 years

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

Weighted average discount rates:
Operating leases	4.8%
Finance Leases	8.0%

Maturities of lease liabilities are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2023	606	4
2024	618	-
2025	630	-
2026	643	-
2027	380	-
Total lease payments	$2,877	$4
Less imputed interest	(300)	-
Present value of lease liabilities	$2,577	$4

Note 5 - Other revenue

The Company determined that certain collaborations with a third party are within the scope of ASC 606. The collaboration agreement is made up of multiple modules related to various research activities. The Company identified a single performance obligation to provide research services within each module for which the Company receives monetary consideration. The third party can choose to proceed with each module or can terminate the agreement at any time. The Company recognizes revenue for each module on a straight-line basis over the expected module period. Revenue for succeeding modules is not recognized until all contingencies are resolved, inclusive of the third party’s ability to terminate the module. The consideration is recognized to revenue over each module and revenue of $0.9 million was recognized during each of the years ended December 31, 2022 and December 31, 2021.

The Company had a grant from a government-sponsored entity for research and development related activities that provide for payments for reimbursed costs, which included overhead and general and administrative costs as well as an administrative fee. The Company recognized revenue from grants as it performed services under this arrangement. Associated expenses are recognized when incurred as research and development expense. Other revenue recognized from this grant during the years ended December 31, 2022 and 2021 was $0.1 million and $0.2 million, respectively.

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

The Company’s contract liabilities are recorded within Other revenue deferred – current liability or Long-term license revenue deferred in its condensed consolidated balance sheets, depending on the short-term or long-term nature of the payments to be recognized. The Company’s contract liabilities primarily consist of advanced payments from licensees. There was no Other revenue deferred – current liability at December 31, 2022 and $1.0 million at December 31, 2021. Long-term license revenue deferred was $35.0 million at December 31, 2022; there was no Long-term license revenue deferred at December 31, 2021. This deferred revenue will be recognized upon European Union regulatory approval of Iomab B.

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

Note 7 - Equity

In August 2020, the Company entered into the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which the Company may sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of its common stock. Shares of common stock are offered pursuant to a shelf registration statement on Form S-3 filed with the SEC on August 7, 2020. For the year ended December 31, 2022, the Company sold 3.5 million shares of common stock, resulting in gross proceeds of $23.9 million and net proceeds of $23.2 million. For the year ended December 31, 2021, the Company sold 4.6 million shares of common stock, resulting in gross proceeds of $36.5 million and net proceeds of $35.3 million.

On June 28, 2022, the Company entered into an Amendment and Restated Capital on Demand™ Sales Agreement (the “A&R Sales Agreement”) with JonesTrading and B. Riley Securities, Inc. (“B. Riley Securities”). The A&R Sales Agreement modifies the original Capital on Demand™ Sales Agreement to include B. Riley Securities as an additional sales agent thereunder.

2019 Amended and Restated Stock Plan

In December 2019, the Company’s 2019 Stock Plan was established. The expiration date of the plan is October 18, 2029 and the total number of shares of the Company’s common stock available for grant to employees, directors and consultants of the Company was 333,333 shares. After a number of amendments approved by stockholders, the number of shares authorized under the plan was 5,833,333 shares. At the Company’s Annual Meeting of Stockholders held on December 30, 2022, its stockholders authorized an increase in the number of shares authorized under the plan, resulting in the number of shares authorized in the plan to be 9,333,333 shares.

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

Stock Options

Following is a summary of stock option activity for the years ended December 31, 2022 and 2021:

(in thousands, except for per-share amount)	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($)
Outstanding, January 1, 2021	815	21.53	8.51	120
Granted	881	6.43
Exercised	(1)	6.69
Cancelled	(333)	18.78
Outstanding, December 31, 2021	1,362	12.45	8.69	-
Granted	2,094	5.25
Exercised	-	-
Cancelled	(60)	12.90
Outstanding, December 31, 2022	3,396	8.00	8.85	15,204

Exercisable, December 31, 2022	804	15.30	7.58	2,432

During 2022, the Company granted its employees and members of the Board of Directors options to purchase 2.1 million shares of common stock with an exercise price ranging from $4.96 to $13.54 per share, a term of 10 years, and a vesting period from 4 to 4.2 years. The options have an aggregated fair value of $7.7 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate range from 1.5% to 4.3% (2) expected life of 6 years, (3) expected volatility range from 78.8% to 81.1%, and (4) zero expected dividends.

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

During the years ended December 31, 2022 and 2021, options to purchase 60 thousand and 333 thousand common shares were cancelled, respectively, upon the termination of employment. During 2021, 1 thousand options were exercised for shares of common stock. There were no exercises of options during 2022.

The fair values of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at December 31, 2022 was $10.0 million related to unvested options, which is expected to be expensed over a weighted average of 3.3 years. During 2022 and 2021, the Company recorded total option expense of $2.5 million and $1.5 million, respectively.

Restricted Stock Units

The Company issued 325 thousand restricted stock units (“RSUs”) to employees during 2022:

(in thousands, except for per-share amount)	RSUs	Weighted Average Grant date Fair Value Per Share ($)
Outstanding, January 1, 2022	-	-
Granted	325	5.96
Vested	-	-
Outstanding, December 31, 2022	325	5.96

The RSUs vest at the earliest of a change of control event, the termination of the recipient’s continuous service status for any reason other than by the Company for cause and the third anniversary of the date of the grant. The fair value of the RSUs, $1.9 million, was determined based on the stock prices on the dates of the grants and is being recognized over three years. The unrecognized compensation expense at December 31, 2022 of $1.7 million is expected to be expensed over 2.4 years. During 2022, the Company recorded compensation expense related to RSUs of $0.2 million.

Warrants

Following is a summary of warrant activities for the years ended December 31, 2022 and 2021:

(in thousands, except for per-share amounts)	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2021	2,113	20.55	2.76	362
Granted	1	8.30
Exercised	-	-
Cancelled	(2)	50.17
Outstanding, December 31, 2021	2,112	20.52	1.76	276
Granted	-	-
Exercised	-	-
Cancelled	(669)	29.01
Outstanding, December 31, 2022	1,443	16.58	1.33	5

Exercisable, December 31, 2022	1,440	15.95	1.33	4

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

During the years ended December 31, 2022 and 2021, the Company recorded stock-based compensation expense related to warrants of $6 thousand and $16 thousand, respectively.

Note 8 - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2022 and 2021 are as follows:

(in thousands)	2022	2021
Deferred tax assets:
Net operating losses carry forward	$44,233	$36,405
Share-based compensation	1,334	1,213
Research and development/orphan drug credits	17,247	14,536
Capitalized research and development expenses	13,210	10,426
Others	69	19
Less: valuation allowance	(76,093)	(62,599)
Deferred tax assets, net	$-	$-

The Company has recorded a valuation allowance of $76.1 million and $62.6 million against its deferred tax assets at December 31, 2022 and 2021 respectively, because management determined that it is not more-likely-than not that those assets will be realized.

For federal income tax purposes, the Company has $178.6 million of unused net operating losses (“NOLs”) at December 31, 2022 available for carry forward to future years. NOLs of $118.4 million generated prior to 2018 will begin to expire if unused in 2023. NOLs generated in 2018 and later years of $60.2 million have an indefinite life, but will be limited to 80% of their value if used in a tax year ending after January 1, 2023.

For state income tax purposes, the Company has $271.1 million of unused NOLs at December 31, 2022 available for carry forward to future years. These NOLs will begin to expire in 2034 if unused.

The Company has federal research and development tax credits of $3.4 million at December 31, 2022 which will begin to expire in 2034 if unused and orphan drug credits of $13.8 million which will begin to expire in 2028 if unused.

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

The difference between the income tax provision and the amount that would result if the U.S. Federal statutory rates were applied to pre-tax losses for the year ended December 31, 2022 and 2021 are as follows:

(in thousands)	December 31, 2022		December 31, 2021

Federal statutory income taxes	$(6,943)	(21.0)%	$(5,202)	(21.0)%
State income taxes	(4,863)	(14.7)%	(373)	(1.5)%
Deferred true-up	89	0.3%	562	2.3%
Research and development/orphan drug tax credit	(2,711)	(8.2)%	(1,898)	(7.7)%
Other	934	2.8%	486	2.0%
Change in valuation allowance	13,494	40.8%	6,425	25.9%
Provision for income tax	$-	-	$-	-

Note 9 - Subsequent Event

Since December 31, 2022, the Company has sold 0.1 million shares of common stock under its A&R Sales Agreement, resulting in net proceeds of $0.8 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure controls and procedures. The Company, under the supervision and with the participation of its management, including the Company’s principal executive officer and principal financial and accounting officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s principal executive officer and principal financial and accounting officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2022 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management concluded that as of December 31, 2022, the Company’s internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The names, positions and ages of our directors and executive officers as of March 31, 2023, are as follows:

Name	Age	Position
Sandesh Seth	58	Chairman and Chief Executive Officer

Steve O’Loughlin	38	Chief Financial Officer (Principal Financial and Accounting Officer)

Jeffrey W. Chell M.D.	68	Director

David Nicholson, Ph.D.	67	Lead Independent Director

Richard I. Steinhart	65	Director

Ajit S. Shetty, Ph.D.	76	Director

Directors hold office for a term consistent with classified board provisions of our Charter. For further information, see the section titled “—Corporate Governance—Term of Office” below. Officers serve at the discretion of the Board of Directors.

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

David Nicholson, Ph.D., Director

David Nicholson has been a Director of the Company since 2008. Dr. Nicholson is also a member of our Compensation Committee and our Nominating and Corporate Governance Committee. Since March 2015, Dr. Nicholson served as Executive Vice President and Chief R&D Officer of Allergan, which was acquired by Abbvie in May 2020. In August 2014, Dr. Nicholson joined Allergan (previously known as Actavis plc and Forest Laboratories, Inc.) as senior vice president, Actavis Global Brands R&D. From March 2012 to August 2014, Dr. Nicholson was on the executive committee of Bayer CropScience as head of research & development responsible for the integration of the company’s R&D activities into one global organization. Dr. Nicholson graduated in pharmacology, earning his B.Sc. from the University of Manchester (1975) and his Ph.D. from the University of Wales (1980). Between 1978 and 1988, Dr. Nicholson worked in the pharmaceutical industry for the British company Beecham-Wülfing in Gronau, Germany. The main emphasis of his activities as group leader in a multidisciplinary project group was the development of cardiovascular drugs.

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

Ajit S. Shetty, Ph.D., Director

Dr. Shetty has been a Director of the Company since March 2017. Dr. Shetty is also a member of our Audit Committee, Compensation Committee, and Chairman of our Nominating and Corporate Governance Committee. Dr. Shetty joined Janssen Pharmaceutical, Inc. (“Janssen”) in 1976 ultimately rising to the position of president in 1986 where he led the establishment of Janssen’s business in the U.S. From 1999 to 2008 he was managing director of Janssen, during this time the Janssen Group of companies’ global sales grew from $1 billion to $8 billion, and from 2004 until 2012 he was chairman of the board of directors. In Dr. Shetty’s most recent role at Johnson & Johnson he was head of Enterprise Supply Chain, where he reported to the chief executive officer and was responsible for the transformation and optimization of Johnson & Johnson’s supply chain. Dr. Shetty earned a Ph.D. in Metallurgy and B.A. Natural Sciences from Trinity College, Cambridge University and a Master of Business Administration from Carnegie Mellon University. Dr. Shetty has served as a member of Agile Therapeutics, Inc.’s board of directors since February 2016. In 2007, Dr. Shetty was bestowed the title of Baron by King Albert II of Belgium for his exceptional merits. He is a member of the Board of Trustees of Carnegie Mellon University, serves on the Board of Governors for GS1 (Global Standards) in Belgium and formerly served on the Corporate Advisory Board of the John Hopkins Carey Business School. In 2016, Dr. Shetty was named as chairperson of the Vlaams Instituut voor Biotechnologie (VIB), a Belgium based life sciences research institute focused on translating scientific results into pharmaceutical, agricultural and industrial applications. In addition, he was elected Manager of the Year in 2004 in Flanders and received a Life-Time Achievement Award in India in 2010. We believe Dr. Shetty’s qualifications to sit on our Board include his extensive pharmaceutical experience leading commercial and supply chain operations and his significant education background.

That Dr. Shetty has more than 30 years of leadership and executive experience in the pharmaceutical industry, that he has significant supply chain knowledge and that he has experience conducting business in the U.S. and Europe, led us to conclude that Dr. Shetty should serve as a director.

Richard I. Steinhart, Director

Mr. Steinhart has served as our Director and Chairman of the Audit Committee since November 2013. Mr. Steinhart is also a member of our Nominating and Corporate Governance Committee. Since October 2017 Mr. Steinhart has been the senior vice president and chief financial officer of BioXcel Therapeutics, Inc. Since March 2014, Mr. Steinhart has been a member of the board of directors of Atossa Genetics, Inc. where he is chairman of the audit committee and a member of the compensation committee. From October 2015 to April 2017, Mr. Steinhart was vice president and chief financial officer at Remedy Pharmaceuticals, a privately-held, clinical stage pharmaceutical company. From January 2014 through September 2015 Mr. Steinhart worked as a financial and strategic consultant to the biotechnology and medical device industries. From April 2006 through December 2013, Mr. Steinhart was employed by MELA Sciences, Inc., as its vice president, finance and chief financial officer, treasurer and secretary. In April 2012, Mr. Steinhart received a promotion to senior vice president, finance and chief financial officer. From May 1992 until joining MELA Sciences, Mr. Steinhart was a managing director of Forest Street Capital/SAE Ventures, a boutique investment banking, venture capital, and management consulting firm focused on healthcare and technology companies. Prior to Forest Street Capital/SAE Ventures, he was vice president and chief financial officer of Emisphere Technologies, Inc. Mr. Steinhart’s other experience includes seven years at CW Group, Inc., a venture capital firm focused on medical technology and biopharmaceutical companies, where he was a general partner and chief financial officer. Mr. Steinhart began his career at Price Waterhouse, now known as PricewaterhouseCoopers. He holds BBA and MBA degrees from Pace University and is a Certified Public Accountant (inactive).

That Mr. Steinhart brings more than 30 years of financial experience to our Board, having served in various executive-level financial positions over the course of his career, and that Mr. Steinhart is a certified public accountant (inactive), led us to conclude that Mr. Steinhart should serve as a director and chair the Audit Committee.

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

Term of Office

Our directors are divided into three classes, designated Class I, Class II and Class III. Class I shall consists of two directors, Class II shall consist of one director, and Class III consists of one director. The term of office for each Class I director expires at 2023 Annual Meeting of Stockholders; the term of office for each Class II director expires at the 2024 Annual Meeting of stockholders; and the term of office for each Class III director expires at the 2025 Annual Meeting of stockholders.

The term of each director is set forth below or until their successors are duly elected:

Director	Class	Term (from 2022 Annual Meeting)
David Nicholson	Class I	1 year
Richard Steinhart	Class I	1 year
Sandesh Seth	Class II	2 years
Jeffrey W. Chell	Class II	2 years
Ajit Shetty	Class III	3 years

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

Under the terms of the employment agreement, Mr. Seth is entitled to (i) a base salary, which will be determined by the Board and adjusted to be competitively aligned to a range between the 25th and 75th percentile of the relevant market data of chief executive officer positions of similarly situated publicly companies, (ii) a performance bonus with a target of 50% of his annual base salary as well as other multipliers as determined by the Board and (iii) options to purchase shares of common stock of the Company as the Board may grant. For 2021, Mr. Seth’s annual base salary was set at $615,000, and for 2022, his annual base salary was set at $665,000.

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

If Mr. Seth’s employment as Chief Executive Officer or Chairman is terminated due to death or disability, Mr. Seth will be entitled to earned, but unpaid, salary, benefits and the Pro-Rated Bonus (as defined below) for the year of termination. Upon termination of his employment for Cause (as defined in the employment agreement), or his resignation without Good Reason (as defined in the employment agreement), Mr. Seth will receive any accrued and unpaid base salary, the Pro-Rated Bonus and benefits through the date of termination.

If we terminate Mr. Seth’s employment without Cause, or if Mr. Seth resigns for Good Reason other than in connection with a Change in Control, Mr. Seth will be entitled to (i) a single lump sum payment equal to 24 months of his compensation, (ii) continued health benefits for 24 months, (iii) immediate vesting of all outstanding equity awards granted to Mr. Seth, and (iv) a single lump sum payment equal to his annual bonus subject to the achievement of the applicable goals, pro-rated based on the number of days in the Company’s fiscal year through the date of termination (the “Pro-Rated Bonus”).

In addition, if we terminate Mr. Seth’s employment without Cause or if Mr. Seth resigns for Good Reason, or if we fail to renew his position as Chief Executive Officer and Chairman on February 24, 2024, in any case, within the 12-month period beginning on the date of a Change in Control (as defined in the 2013 Stock Plan and 2019 Plan), Mr. Seth will be entitled to (i) a single lump sum payment equal to 30 months of his compensation, (ii) continued health benefits for 30 months, (iii) immediate vesting of all outstanding equity awards granted to Mr. Seth, and (iv) a single lump sum payment equal to the Pro-Rated Bonus.

Chief Financial Officer Compensation

On August 12, 2020, we entered into an employment agreement with Mr. O’Loughlin, pursuant to which he serves as Chief Financial Officer of the Company. Under the terms of the employment agreement, Mr. O’Loughlin is entitled to (i) a base salary, which shall be determined by the Board, (ii) a performance bonus, which may be up to 30% of the annual base salary based upon the achievement of certain objectives such as the Board shall determine and (iii) options to purchase shares of common stock of the Company as the Board may grant. For 2021, Mr. O’Loughlin’s annual base salary was set at $370,000, and for 2022, his annual base salary was set at $400,000.

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

Board of Directors Meetings and Attendance

During 2022, our Board of Directors held five meetings and acted by unanimous written consent on three occasions. Each director attended all of the meetings of our Board during the year ended December 31, 2022.

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

Audit Committee

Our Audit Committee, which currently consists of three independent directors, provides assistance to our Board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, financial reporting, internal control and compliance functions of the Company. The Board has determined that Mr. Steinhart is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our Audit Committee employs an independent registered public accounting firm to audit the financial statements of the Company and perform other assigned duties. Further, our Audit Committee provides general oversight with respect to the accounting principles employed in financial reporting and the adequacy of our internal controls. In discharging its responsibilities, our Audit Committee may rely on the reports, findings and representations of the Company’s auditors, legal counsel, and responsible officers. Our Board has determined that all members of the Audit Committee are financially literate within the meaning of SEC rules and under the current listing standards of the NYSE American. The Audit Committee met four times during 2022. Each member of the Audit Committee was present at all of the Audit Committee meetings held during 2022.

Compensation Committee

Our Compensation Committee, which currently consists of three directors, establishes executive compensation policies consistent with the Company’s objectives and stockholder interests. The Compensation Committee met two times and acted by unanimous written consent on one occasion during 2022. Each member of the Compensation Committee was present at all committee meetings held in 2022. Our Compensation Committee also reviews the performance of our executive officers and establishes, adjusts and awards compensation, including incentive-based compensation, as more fully discussed below. In addition, our Compensation Committee generally is responsible for:

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

Outside consulting firms retained by our Compensation Committee and management also will, if requested, provide assistance to the Compensation Committee in making its compensation-related decisions. The Compensation Committee engaged StreeterWyatt Analytics LLC, or Streeter Wyatt and paid consultant fees of $22,000 during the year ended December 31, 2022. Streeter Wyatt was instructed to provide support and analysis to the Compensation Committee and their services included developing a peer group regarding executive and director compensation.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee, which currently consists of three directors, is charged with the responsibility of reviewing our corporate governance policies and proposing potential director nominees to the Board for consideration. Our Board has determined that each member of our Nominating and Corporate Governance Committee qualifies as an “independent” member of the Board as defined by the rules and regulations of the SEC and the NYSE American. The Nominating and Corporate Governance Committee held no meetings and acted by unanimous written consent on one occasion during 2022.

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

Our Nominating and Corporate Governance Committee considers all qualified candidates identified by members of the Board, by senior management and by stockholders. The Committee follows the same process and uses the same criteria for evaluating candidates proposed by stockholders, members of the Board and members of senior management. When evaluating a candidate to serve on our Board, the members of our Nominating and Corporate Governance Committee consider items such as experience in the biotechnology sector, experience with public companies, executive managerial experience, operations and commercial experience, fundraising experience and contacts in the investment banking industry, personal and skill set compatibility with current Board members, industry reputation, knowledge of our company generally, and independence.

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

Lead Director

In September 2017, our Board of Directors created the position of Lead Director and designated David Nicholson, an existing independent director, as our Lead Director. Pursuant to the charter of the Lead Director, the Lead Director shall be an independent, non-employee director designated by our Board of Directors who shall serve in a lead capacity to coordinate the activities of the other non-employee directors, interface with and advise management, and perform such other duties as are specified in the charter or as our Board of Directors may determine.

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

Compensation Discussion and Analysis

Our Compensation Committee of our Board of Directors has the responsibility to review, determine and approve the compensation for our executive officers. Further, our Compensation Committee oversees our overall compensation strategy, including compensation policies, plans and programs that cover all employees. At our 2022 Annual Meeting of Stockholders, our Stockholders voted on an advisory basis to approve the compensation of named executive officers. Of the votes cast (excluding abstentions and broker non-votes), 79.3% were cast in support of the results of our compensation program. In light of this, in reviewing the executive compensation program for 2021 and 2022, our Compensation Committee decided to retain the general overall program design, which ties a significant portion of the executives’ pay closely with our performance. In the future, our Compensation Committee will continue to consider the executive compensation program in light of changing circumstances and stockholder feedback.

We currently employ two executive officers: (1) Sandesh Seth, our Chairman and Chief Executive Officer (who we refer to in this Compensation Discussion and Analysis as our CEO) and (2) Steve O’Loughlin, our Chief Financial Officer.

This Compensation Discussion and Analysis sets forth a discussion of the compensation for our Named Executive Officers, or NEOs, as well as a discussion of our philosophies underlying the compensation for our NEOs and our employees generally.

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

We utilize the services of StreeterWyatt Analytics LLC to review compensation programs of peer companies in order to assist the Compensation Committee in determining the compensation levels for our NEOs, as well as for other employees of our company. StreeterWyatt is a recognized independent consulting company and services clients throughout the United States.

Elements of Our Compensation Program and Why We Chose Each

Main Compensation Components

Our company-wide compensation program, including for our NEOs, is broken down into three main components: base salary, performance cash bonuses and potential long-term compensation in the form of stock options or restricted stock unit awards. We believe these three components constitute the minimum essential elements of a competitive compensation package in our industry.

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

Equity Grant Practices

All stock options and/or restricted stock units granted to the NEOs and other executives are approved by the Compensation Committee. Exercise prices for options are set at the closing price of our common stock on the date of grant. Grants are generally made: (i) on the employee’s start date and (ii) at board of director meetings held once each year and following annual performance reviews. However, grants have been made at other times during the year. The size of year-end grants for each NEO is assessed against our internal equity guidelines. Current market conditions for grants for comparable positions and internal equity may also be assessed. Also, grants may be made in connection with promotions or job-related changes in responsibilities. In addition, on occasion, the Compensation Committee may make additional special awards for extraordinary individual or company performance.

Compensation Setting Process

Annually, at a meeting of our Board of Directors and the Compensation Committee, overall corporate performance and relative achievement of the corporate goals for the prior year are assessed. The relative achievement of each goal is assessed and quantified and the summation of the individual components results in a corporate goal rating, expressed as percentages. The Compensation Committee then approves the final disbursement of salary increases, cash bonuses and option or restricted stock unit grants.

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

We paid consultant fees to StreeterWyatt of $22,000 during the year ended December 31, 2022. NEOs may have indirect input in the compensation results for other executive officers by virtue of their participation in the performance review and feedback process for the other executive officers.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information regarding the compensation earned during the years ended December 31, 2022 and 2021 for our named executive officers.

Name/Position	Year	Salary	Bonus (1)	Option Awards (2)	All Other Compensation	Total
Sandesh Seth	2022	$665,000	$480,000	$2,875,167	$-	$4,020,167
Chairman and Chief Executive Officer(3)	2021	$615,000	$430,000	$1,290,323	$-	$2,335,323

Steve O’Loughlin	2022	$400,000	$185,000	$891,144	$-	$1,476,144
Chief Financial Officer	2021	$370,000	$150,000	$447,034	$-	$967,034

(1)	The bonus disclosed in this column relates to performance in the prior year, but was contingent upon board approval, and was paid in the year disclosed.

(2)	The dollar amounts in this column represent the aggregate grant date fair value of all option awards granted during the indicated year. These amounts have been calculated in accordance with FASB ASC Topic 718, using the Black-Scholes option-pricing model. For a discussion of valuation assumptions, see Note 6 to our financial statements. These amounts do not necessarily correspond to the actual value that may be recognized from the option awards by the NEOs.

(3)	In addition to the foregoing, on August 17, 2022, Mr. Seth was granted an award of 300,000 restricted stock units, or RSUs, which were granted in exchange for warrants that Mr. Seth received for services provided to the Company prior to becoming employed by Actinium. These warrants were granted on December 17, 2012 and vested and became exercisable on the 12-month anniversary of the grant date. The warrants were in the money for their entire existence since vesting. Mr. Seth was appointed Chairman of the Board in October 2013, became Executive Chairman in August 2014 and Chief Executive Officer in June 2017. Mr. Seth refrained from exercising the warrants in order to be aligned with the long-term interests of the Company and shareholders. In November 2018, the Board extended the expiration of Mr. Seth’s warrants to February 2022. In February 2022, the Company requested that Mr. Seth not exercise the warrants to maintain alignment with the long-term interests of the Company. In exchange for refraining from exercising these warrants, the Board determined to grant Mr. Seth 300,000 RSUs based on the average fair value of the warrants during their vested life based on the Black-Scholes option-pricing model to continue to align Mr. Seth with the long-term interest of the Company and shareholders. The RSU grant was detailed on Form 4 filed with the SEC on August 19, 2022.

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

On August 17, 2022, Mr. Seth was issued 300,000 restricted stock units, or RSUs, in exchange for warrants issued to him for services provided to the Company prior to being employed by Actinium. These RSUs vest at the earliest of a change of control event, the termination of the recipient’s continuous service status for any reason other than by the Company for cause and the third anniversary of the date of the grant.

On July 1, 2022, Mr. Seth was granted an option to purchase 827,366 shares of common stock and Mr. O’Loughlin was granted an option to purchase 256,438 shares of common stock. The options have an exercise price of $4.96 per share and expire on July 1, 2032. Pursuant to the terms of the Company’s Amended and Restated 2019 Stock Plan, 2% of the options will vest each month from the respective dates of grants until fully vested.

On September 1, 2021, Mr. Seth was granted an option to purchase 310,182 shares of common stock and Mr. O’Loughlin was granted an option to purchase 107,463 shares of common stock. The options have an exercise price of $6.07 per share and will expire on September 1, 2031. Pursuant to the terms of the Company’s Amended and Restated 2019 Stock Plan, 2% of the options will vest each month from the respective dates of grants until fully vested.

Director Compensation

The following table sets forth the compensation of our non-employee directors for the year ended December 31, 2022:

Name	Fees Earned	Stock Awards	Option Awards (1)(2)	All Other Compensation	Total
Jeffrey W. Chell	$51,000	-	$250,748	-	$301,748
David Nicholson	$63,000	-	$250,748	-	$313,748
Ajit J. Shetty	$58,500	-	$250,748	-	$309,248
Richard Steinhart	$63,000	-	$250,748	-	$313,748

(1)	The dollar amounts in this column represent the aggregate grant date fair value of all option awards granted during the indicated year. These amounts have been calculated in accordance with FASB ASC Topic 718, using the Black-Scholes option-pricing model. For a discussion of valuation assumptions, see Note 6 to our financial statements. These amounts do not necessarily correspond to the actual value that may be recognized from the option awards by the Directors.

(2)	At December 31, 2022, the aggregate number of option awards outstanding for each director was as follows: (i) for Dr. Chell, 112,423, (ii) for Dr. Nicholson, 115,506, (iii) for Dr. Shetty, 112,173, and (iv) for Mr. Steinhart, 117,171.

Our non-employee directors are paid an annual fee of $40,000 and receive annual option grants. Dr. Nicholson as Lead Director receives an additional annual fee of $10,000. Board committee members receive the following compensation:

BOD Committee	Chairman	Member
Audit	$20,000	$6,000
Compensation	$10,000	$5,000
Nominating and Corporate Governance	$7,500	$3,000

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END - 2022

The following table sets forth all unexercised stock options and unvested restricted stock units that have been awarded to our named executives by the Company that were outstanding as of December 31, 2022.

	Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) (Exercisable) (b)		Number of Securities Underlying Unexercised Options (#) (Unexercisable) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)

Sandesh Seth	9,333	(1)	-	-	183.90	9/23/2024	-	-	-	-
	5,000	(1)	-	-	107.40	2/15/2025	-	-	-	-
	16,666	(1)	-	-	59.70	4/15/2026	-	-	-	-
	24,998	(1)	-	-	41.70	3/14/2027	-	-	-	-
	33,333	(1)	-	-	23.487	7/13/2028	-	-	-	-
	41,000	(2)	9,000	-	6.96	7/12/2029	-	-	-	-
	77,868	(2)	61,194	-	9.55	8/12/2030	-	-	-	-
	93,054	(2)	217,128	-	6.07	9/01/2031	-	-	-	-
	82,736	(2)	744,630	-	4.96	7/01/3032	-	-	-	-
	-		-	-	-	-	300,000	3,195,000	-	-

Steve O’Loughlin	3,333	(1)	-	-	53.70	9/28/2025	-	-	-	-
	1,666	(1)	-	-	59.70	4/15/2026	-	-	-	-
	3,333	(1)	-	-	41.70	3/14/2027	-	-	-	-
	8,833	(2)	-	-	23.487	7/13/2028	-	-	-	-
	10,933	(2)	2,400	-	6.96	7/12/2029	-	-	-	-
	33,068	(2)	25,998	-	9.55	8/12/2030	-	-	-	-
	32,338	(2)	75,225	-	6.07	9/01/2031	-	-	-	-
	25,643	(2)	230,795	-	4.96	7/01/2032	-	-	-	-

(1)	Fully vested.

(2)	Pursuant to the terms of the Company’s 2013 Stock Plan or 2019 Stock Plan, 2% of these options vest each month from the date of grant.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our Common Stock as of March 31, 2023 held by (i) each person known to us to be the beneficial owner of more than five percent (5%) of any class of our shares; (ii) each director; (iii) each Named Executive Officer; and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held.  Shares of Common Stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of March 31, 2023, are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person.  Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our Common Stock shown as beneficially owned by them.

Unless otherwise indicated, the principal address of each of the persons below is c/o Actinium Pharmaceuticals, Inc., 275 Madison Ave, 7th floor, New York, NY 10016.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Ownership(a)
Beneficial Owners of 5% or More of Our Common Stock
Michael Bigger	1,691,667	(1)	6.6%

Name Executive Officers and Directors
Sandesh Seth	522,029	(2)	2.0%
Steve O’Loughlin	163,859	(3)	*
Jeffrey W. Chell, M.D.	39,915	(4)	*
David Nicholson, Ph.D.	43,581	(5)	*
Ajit S. Shetty, Ph.D.	40,672	(6)	*
Richard I. Steinhart	45,229	(7)	*
All Directors and Officers as a Group (6 persons)	855,285	(8)	3.2%

*	less than 1%

(a)	Based on 25,729,370 shares of common stock outstanding as of March 31, 2023

(1)	The address of record is 2250 Red Springs Drive, Las Vegas, NV 89135. Based on the beneficial owner’s Schedule 13G filed February 6, 2023, shares beneficially owned consist of 416,000 shares of Common Stock owned by Bigger Capital Fund, LP (“Bigger Capital”), 708,167 shares of Common Stock owned by District 2 Capital Fund LP (“District 2 CF”), 172,500 shares of Common Stock held by Mr. Bigger through an IRA and another account, 135,000 shares of Common Stock through an IRA held by Patricia Winter, the spouse of Mr. Bigger, and an aggregate of 260,000 shares of Common Stock through an IRA held by the sons of Mr. Bigger. Mr. Bigger is also the beneficial owner of 66,406 shares of Common Stock issuable upon exercise of Warrants owned by Bigger Capital and 96,666 shares of Common Stock issuable upon exercise of Warrants owned by District 2 CF. The warrants are subject to a 4.99% beneficial ownership limit. The number of shares and percentage set forth above assume the no exercise of the warrants due to the beneficial ownership limit. Mr. Bigger disclaims beneficial ownership of these securities.

(2)

On September 23, 2014, Mr. Seth was granted an option to purchase 9,333 shares of common stock with an exercise price of $183.90 per share. On February 18, 2015, Mr. Seth was granted an option to purchase 5,000 shares of common stock with an exercise price of $107.40 per share. On April 15, 2016, Mr. Seth was granted an option to purchase 16,666 shares of common stock at an exercise price of $59.70 per share. On March 14, 2017, Mr. Seth was granted options to purchase an aggregate of 24,998 shares of common stock at an exercise price of $41.70 per share. On July 13, 2018, Mr. Seth was granted an option to purchase 33,333 shares of common stock at an exercise price of $23.487 per share. On July 12, 2019, Mr. Seth was granted an option to purchase 50,000 shares of common stock at an exercise price of $6.96 per share. On August 12, 2020, Mr. Seth was granted an option to purchase 139,062 shares of common stock at an exercise price of $9.55 per share. On September 1, 2021, Mr. Seth was granted an option to purchase 310,182 shares of common stock at an exercise price of $6.07 per share. On July 1, 2022, Mr. Seth was granted an option to purchase 827,366 shares of common stock at an exercise price of $4.96 per share. All options are subject to vesting. Within 60 days of March 31, 2023, options to purchase an aggregate of 516,648 shares of common stock will have vested. Includes 5,381 shares of common stock.

(3)

On October 1, 2015, Mr. O’Loughlin was granted options to purchase 3,333 shares of common stock with an exercise price of $53.70 per share. On April 15, 2016, Mr. O’Loughlin was granted options to purchase of 1,666 shares of common stock at an exercise price of $59.70 per share. On March 14, 2017, Mr. O’Loughlin was granted options to purchase 3,333 shares of common stock at an exercise price of $41.70 per share. On July 13, 2018, Mr. O’Loughlin was granted an option to purchase 8,833 shares of common stock at an exercise price of $23.487 per share. On July 12, 2019, Mr. O’Loughlin was granted an option to purchase 13,333 shares of common stock at an exercise price of $6.96 per share. On August 12, 2020, Mr. O’Loughlin was granted an option to purchase 59,066 shares of common stock at an exercise price of $9.55 per share. On September 1, 2021, Mr. O’Loughlin was granted an option to purchase 107,463 shares of common stock at an exercise price of $6.07 per share. On July 1, 2022, Mr. O’Loughlin was granted an option to purchase 256,438 shares of common stock at an exercise price of $4.96 per share. Within 60 days of March 31, 2023, options to purchase an aggregate of 162,676 shares of common stock will have vested. Includes 1,183 shares of common stock.

(4)

On April 27, 2018, Dr. Chell was granted an option to purchase 2,500 shares of common stock with an exercise price of $10.41 per share. On July 13, 2018, Dr. Chell was granted an option to purchase 2,500 shares of common stock at an exercise price of $23.487 per share. On July 12, 2019, Dr. Chell was granted an option to purchase 8,333 shares of common stock at an exercise price of $6.96 per share. On August 12, 2020, Dr. Chell was granted an option to purchase 8,333 shares of common stock at an exercise price of $9.55 per share. On September 1, 2021, Dr. Chell was granted an option to purchase 18,351 shares of common stock at an exercise price of $6.07 per share. On July 1, 2022, Dr. Chell was granted an option to purchase 72,156 shares of common stock at an exercise price of $4.96 per share. All options are subject to vesting. Within 60 days of March 31, 2023, options to purchase an aggregate of 39,915 shares of common stock will have vested.

(5)

On February 18, 2015, Dr. Nicholson was granted an option to purchase 833 shares of common stock with an exercise price of $107.40 per share. On April 15, 2016, Dr. Nicholson was granted an option to purchase 2,500 shares of common stock at an exercise price of $59.70 per share. On March 14, 2017, Dr. Nicholson was granted an option to purchase 2,500 shares of common stock at an exercise price of $41.70 per share. On July 13, 2018, Dr. Nicholson was granted an option to purchase 2,500 shares of common stock at an exercise price of $23.487 per share. On July 12, 2019, Dr. Nicholson was granted an option to purchase 8,333 shares of common stock at an exercise price of $6.96 per share. On August 12, 2020, Dr. Nicholson was granted an option to purchase 8,333 shares of common stock at an exercise price of $9.55 per share. On September 1, 2021, Dr. Nicholson was granted an option to purchase 18,351 shares of common stock at an exercise price of $6.07 per share. On July 1, 2022, Dr. Nicholson was granted an option to purchase 72,156 shares at an exercise price of $4.96 per share. All options are subject to vesting. Within 60 days of March 31, 2023, options to purchase an aggregate of 43,248 shares of common stock will have vested. Includes 333 shares of common stock.

(6)

On March 28, 2017, Dr. Shetty was granted an option to purchase 2,500 shares of common stock with an exercise price of $47.40 per share. On July 13, 2018, Dr. Shetty was granted an option to purchase 2,500 shares of common stock at an exercise price of $23.487 per share. On July 12, 2019, Dr. Shetty was granted an option to purchase 8,333 shares of common stock at an exercise price of $6.96 per share. On August 12, 2020, Dr. Shetty was granted an option to purchase 8,333 shares of common stock at an exercise price of $9.55 per share. On September 1, 2021, Dr. Shetty was granted an option to purchase 18,351 shares of common stock at an exercise price of $6.07 per share. On July 1, 2022, Dr. Shetty was granted an option to purchase 72,156 shares at an exercise price of $4.96 per share. All options are subject to vesting. Within 60 days of March 31, 2023, options to purchase an aggregate of 39,915 shares of common stock will have vested. Includes 757 shares of common stock.

(7)

On December 16, 2013 Mr. Steinhart was granted an option to purchase 1,665 shares of common stock at an exercise price of $201.00 per share. On February 18, 2015, Mr. Steinhart was granted an option to purchase 833 shares of common stock at an exercise price of $107.40 per share. On April 15, 2016, Mr. Steinhart was granted an option to purchase 2,500 shares of common stock at an exercise price of $59.70 per share. On March 14, 2017, Mr. Steinhart was granted an option to purchase 2,500 shares of common stock at an exercise price of $41.70 per share. On July 13, 2018, Mr. Steinhart was granted an option to purchase 2,500 shares of common stock at an exercise price of $23.487 per share. On July 12, 2019, Mr. Steinhart was granted an option to purchase 8,333 shares of common stock at an exercise price of $6.96 per share. On August 12, 2020, Mr. Steinhart was granted an option to purchase 8,333 shares of common stock at an exercise price of $9.55 per share. On September 1, 2021, Mr. Steinhart was granted an option to purchase 18,351 shares of common stock at an exercise price of $6.07 per share. On July 1, 2022, Mr. Steinhart was granted an option to purchase 72,156 shares at an exercise price of $4.96 per share. All options are subject to vesting. Within 60 days of March 31, 2023, options to purchase an aggregate of 44,913 shares of common stock will have vested. Includes 316 shares of common stock.

(8)	Includes options to purchase 847,315 shares of common stock and 7,970 shares of common stock.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The table below shows the aggregate fees billed for professional services for the audits and audit-related fees of the Company’s annual financial statements included in Form 10-K for the years ending December 31, 2022 and 2021, respectively, by Marcum LLP (PCAOB ID Number 688).

	Year Ended December 31, 2022	Year Ended December 31, 2021
Audit Fees	$178,793	$128,400
Audit – Related Fees	29,540	20,600
Tax Fees	-	-
All Other Fees	-	-
Total	$208,333	$149,000

Audit Fees. This category includes the audit of our annual consolidated financial statements, reviews of our financial statements included in our Form 10-K and Form 10-Qs and services that are normally provided by our independent registered public accounting firm in connection with its engagements for those years.

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

All of the services rendered by Marcum in 2022 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
1.1	Capital on Demand™ Sales Agreement, dated August 7, 2020, by and between Actinium Pharmaceuticals, Inc. and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.2 to Registration Statement on Form S-3 filed on August 7, 2020).

1.2	Amended and Restated Capital on Demand™ Sales Agreement, by and between Actinium Pharmaceuticals, Inc., JonesTrading Institutional Services LLC, and B. Riley Securities, Inc., dated June 28, 2022 (incorporated by reference to Exhibit 1.1 to Form 8 K filed on June 29, 2022).

3.1	Certificate of Incorporation of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on April 17, 2013).

3.2	Certificate of Amendment to Certificate of Incorporation filed January 7, 2014 (incorporated by reference to Exhibit 3.5 to Form S-1 filed on January 31, 2014).

3.3	Certificate of Amendment to Certificate of Incorporation filed February 3, 2014. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 7, 2014).

3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 4, 2015).

3.5	Certificate of Amendment to Actinium’s Certificate of Incorporation, as amended, filed on February 26, 2018 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 26, 2018).

3.6	Certificate of Amendment to Actinium’s Certificate of Incorporation, as amended, filed on March 6, 2019 (incorporated by reference to Exhibit 3.7 to Form 10-K filed on March 15, 2019).

3.7	Certificate of Amendment to Certificate of Incorporation, as amended, filed on June 16, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 16, 2020).

3.8	Amended and Restated Bylaws, dated August 8, 2018 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on August 9, 2018).

3.9	Amendment to the Amended and Restated Bylaws, dated May 7, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 5, 2020).

4.1	Form of Common Stock Warrant, dated December 27, 2013 and January 10, 2014 (incorporated by reference to Exhibit 4.8 to Form S-1 filed on January 31, 2014).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 18, 2019).

4.3	Description of Securities (incorporated by reference to Exhibit 4.15 to Form 10 K filed on March 31, 2021)

10.1#	Actinium Pharmaceuticals, Inc. Amended and Restated 2013 Stock Plan (incorporated by reference to Exhibit 10.42 to Form 10-K filed on March 16, 2015).

10.2#	First Amendment to Amended and Restated 2013 Stock Plan, effective August 6, 2015 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 7, 2015).

10.3#	Second Amendment to the 2013 Amended and Restated Stock Plan, effective as of December 15, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 16, 2015).

10.4#	Third Amendment to the 2013 Amended and Restated Stock Plan, effective as of December 22, 2015 (incorporated by reference to Exhibit 10.56 to Form 10-K filed on March 11, 2016).

10.5#	Fourth Amendment to the 2013 Amended and Restated Stock Plan, effective as of December 13, 2016 (incorporated by reference to Exhibit 1.1 to Form 8-K filed on December 14, 2016).

10.6#	Fifth Amendment to the 2013 Amended and Restated Stock Plan, as amended (incorporated by reference to Exhibit 10.59 to Form 10-K filed on March 16, 2017).

10.7#	Director Agreement, dated March 28, 2017, between Ajit S. Shetty and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 28, 2017).

10.8#	Indemnity Agreement, dated March 28, 2017, between Ajit S. Shetty and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 28, 2017).

10.9	Confidential Information and Invention Assignment Agreement, dated March 28, 2017, between Ajit S. Shetty and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to Form 8-K filed on March 28, 2017).

10.10#	Amendment to Amended and Restated Consulting Agreement, dated May 5, 2017, by and between Actinium Pharmaceuticals, Inc. and Sandesh Seth (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 11, 2017).

10.11#	Employment Agreement, dated September 17, 2015, between Steve O’Loughlin and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 15, 2017).

10.12#	Indemnification Agreement, dated May 15, 2017, between Steve O’Loughlin and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on May 15, 2017).

10.13#	Sixth Amendment to the 2013 Amended and Restated Stock Plan, as amended (incorporated by reference to Exhibit 10.56 to Form 10-K filed on March 16, 2018).

10.14#	Director Agreement, dated April 27, 2018, by and between Actinium Pharmaceuticals, Inc. and Jeffrey W. Chell (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 1, 2018).

10.15#	Indemnity Agreement, dated April 27, 2018, by and between Actinium Pharmaceuticals, Inc. and Jeffrey W. Chell (incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 1, 2018).

10.16	Confidential Information and Invention Assignment Agreement, dated April 27, 2018, by and between Actinium Pharmaceuticals, Inc. and Jeffrey W. Chell (incorporated by reference to Exhibit 10.3 to Form 8-K filed on May 1, 2018).

10.17#	Employment Agreement, dated August 8, 2018, by and between Actinium Pharmaceuticals, Inc. and Sandesh Seth (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 9, 2018).

10.18#	Employment Agreement, dated August 8, 2018, by and between Actinium Pharmaceuticals, Inc. and Steve O’Loughlin (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 9, 2018).

10.19#	Seventh Amendment to the 2013 Amended and Restated Stock Plan, as amended (incorporated by reference to Exhibit 10.39 to Form 10-K filed on March 15, 2019).

10.20	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 18, 2020).

10.21#	Employment Agreement, dated August 12, 2020, by and between Actinium Pharmaceuticals, Inc. and Sandesh Seth (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 14, 2020).

10.22#	Employment Agreement, dated August 12, 2020, by and between Actinium Pharmaceuticals, Inc. and Steve O’Loughlin (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on August 14, 2020).

10.23#	Actinium Pharmaceuticals, Inc. 2019 Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 20, 2020).

10.24#	First Amendment to the Actinium Pharmaceuticals, Inc. 2019 Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 20, 2020).

10.25#	Second Amendment to the Actinium Pharmaceuticals, Inc. 2019 Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 9, 2021).

10.26+†	Exclusive License and Supply Agreement, dated April 7, 2022, between Immedica Pharma AB and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 12, 2022).

10.27	Sublease Agreement, dated April 28, 2022, between ABN AMRO HOLDINGS USA LLC and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 12, 2022).

10.28#	Third Amendment to the Actinium Pharmaceuticals, Inc. 2019 Stock Plan (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 filed on August 19, 2022).

10.29#	Fourth Amendment to the Actinium Pharmaceuticals, Inc. 2019 Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 30, 2022).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 8-K filed on January 2, 2013).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Form 10-K filed on March 16, 2015).

23.1*	Consent of Marcum LLP.

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS **	Inline XBRL Instance Document

101.SCH **	Inline XBRL Taxonomy Schema Document

101.CAL **	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF **	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB **	Inline XBRL Taxonomy Label Linkbase Document

101.PRE **	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management contract or compensatory plan or arrangement.
+	Certain of the schedules (and similar attachments) to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5) of Regulation S-K under the Securities Act of 1933, as amended, because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the Exhibit or the disclosure document. The registrant hereby agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) the type that the registrant treats as private or confidential. A copy of the omitted portions will be furnished to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant.

Dated: March 31, 2023	ACTINIUM PHARMACEUTICALS, INC.

	By:	/s/ Sandesh Seth
Sandesh Seth
Chairman and Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer)

	By:	/s/ Steve O’Loughlin
Steve O’Loughlin
Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sandesh Seth	Chairman and Chief Executive Officer	March 31, 2023
Sandesh Seth	(Principal Executive Officer)

/s/ Jeffrey Chell	Director	March 31, 2023
Jeffrey Chell

/s/ David Nicholson	Director	March 31, 2023
David Nicholson

/s/ Richard I. Steinhart	Director	March 31, 2023
Richard I. Steinhart

/s/ Ajit J. Shetty	Director	March 31, 2023
Ajit J. Shetty