Form 10-Q
period 2023-03-31
Actinium Pharmaceuticals, Inc.
filed 2023-05-15
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-36374

ACTINIUM PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-2963609
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100 Park Ave., 23rd Floor New York, NY	10017
(Address of Principal Executive Offices)	(Zip Code)

(646) 677-3870

(Registrant’s Telephone Number, Including Area Code)

275 Madison Avenue, 7th Fl.
New York, NY 10016

(Former Address)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 15, 2023: 26,409,826

Actinium Pharmaceuticals, Inc.

Table of Contents

i

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2023 and December 31, 2022, and the results of operations and cash flows for the three months ended March 31, 2023 and 2022, respectively, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2022 in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$94,522	$108,910
Restricted cash - current	399	396
Prepaid expenses and other current assets	3,625	1,636
Total Current Assets	98,546	110,942

Property and equipment, net of accumulated depreciation of $536 and $487	630	604
Restricted cash – long term	304	302
Operating leases right-of-use assets	2,544	2,341
Finance leases right-of-use assets	2	3
Total Assets	$102,026	$114,192

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$7,358	$10,130
Operating leases current liability	503	494
Finance leases current liability	3	4
Total Current Liabilities	7,864	10,628

Long-term license revenue deferred	35,000	35,000
Long-term operating lease obligations	1,954	2,083
Total Liabilities	44,818	47,711

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 25,729,370 and 25,674,823 shares issued and outstanding, respectively	26	26
Additional paid-in capital	356,984	355,220
Accumulated deficit	(299,802)	(288,765)
Total Stockholders’ Equity	57,208	66,481

Total Liabilities and Stockholders’ Equity	$102,026	$114,192

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except share and per share data)

	For the Three Months Ended March 31
	2023	2022

Revenue:
Revenue	$-	$-
Other revenue	-	940
Total revenue	-	940

Operating expenses:
Research and development, net of reimbursements	7,849	4,369
General and administrative	3,735	1,735
Total operating expenses	11,584	6,104

Loss from operations	(11,584)	(5,164)

Other income:
Interest income - net	547	35
Total other income	547	35

Net loss	$(11,037)	$(5,129)

Net loss per share of common stock – basic and diluted	$(0.43)	$(0.23)
Weighted average shares of common stock outstanding – basic and diluted	25,696,623	22,143,974

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Period from January 1, 2023 to March 31, 2023

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2023	25,674,823	$26	$355,220	$(288,765)	$66,481

Stock-based compensation	-	-	993	-	993
Sale of common stock, net of offering costs	54,414	-	770	-	770
Issuance of common stock from exercise of stock options	133	-	1	-	1
Net loss	-	-	-	(11,037)	(11,037)
Balance, March 31, 2023	25,729,370	$26	$356,984	$(299,802)	$57,208

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

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows Used In Operating Activities:
Net loss	$(11,037)	$(5,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	993	421
Depreciation & amortization expenses	182	137
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,989)	(114)
Accounts payable and accrued expenses	(2,770)	(275)
Other liability	-	(731)
Operating lease right-of-use assets	(336)	-
Operating lease liabilities	(120)	(90)
Net Cash Used In Operating Activities	(15,077)	(5,781)

Cash Flows Used In Investing Activities:
Purchase of property and equipment	(76)	(7)
Net Cash Used In Investing Activities	(76)	(7)

Cash Flows Provided By / Used In Financing Activities:
Payments on finance leases	(1)	(22)
Sales of shares of common stock, net of costs	770	-
Proceeds from the exercise of stock options	1	-
Net Cash Provided By / Used In Financing Activities	770	(22)

Net change in cash, cash equivalents, and restricted cash	(14,383)	(5,810)
Cash, cash equivalents, and restricted cash at beginning of period	109,608	78,221
Cash, cash equivalents, and restricted cash at end of period	$95,225	$72,411

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Basis of Presentation - Unaudited Interim Financial Information - The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2022.

Principles of Consolidation - The basis of consolidation is unchanged from the disclosure in the Company’s Notes to the Consolidated Financial Statements section in its Report on Form 10-K for the year ended December 31, 2022. The unaudited condensed consolidated financial statements include the Company’s accounts and those of the Company’s wholly owned subsidiaries.

Use of Estimates - The preparation of these unaudited interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash - The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. Balances held by the Company are typically in excess of Federal Deposit Insurance Corporation insured limits.

The following is a summary of cash, cash equivalents and restricted cash at March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$94,522	$108,910
Restricted cash - current	399	396
Restricted cash – long-term	304	302
Cash, cash equivalents and restricted cash	$95,225	$109,608

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

Net Loss Per Common Share - Basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the reporting period. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive. For the three and nine months ended March 31, 2023 and 2022, the Company’s potentially dilutive shares, which include outstanding common stock options, restricted stock units and warrants, have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

(in thousands)	March 31, 2023	March 31, 2022
Options	3,324	1,333
Restricted Stock Units	325	-
Warrants	1,443	2,052
Total	5,092	3,385

Recently Adopted Accounting Pronouncements – In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), Disclosures by Business Entities about Government Assistance, which provides guidance on disclosure requirements to entities other than not-for-profit entities about transaction with a government that are accounted for by applying a grant or contribution accounting model by analogy. ASU 2021-10 requires an entity to make annual disclosures related to (1) the nature of the transactions and the related accounting policy used to account for the government transactions, (2) quantification and disclosure of amounts related to the government transactions included in balance sheet and income statement financial statement line items, and (3) significant terms and conditions of the government transactions, including commitments and contingencies. The amendments of ASU 2021-10 are effective January 1, 2022, including interim periods. The Company adopted this standard effective January 1, 2022, and the standard did not have a material impact on the Company’s financial statements.

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

The Company entered into a lease for corporate office space effective June 1, 2022. The lease has a term of 5 years 2 months, with an expiration date on July 30, 2027 and current annual rent of $0.6 million. The Company is also responsible for certain other costs, such as insurance, utilities and maintenance. At March 31, 2023, for capitalization purposes under ASC842, the Company has this operating lease and a finance lease for office equipment. During the three months ended March 31, 2023, the Company spent $0.3 million in improvements at its corporate office space, which has been included in the value of the operating right-to-use asset as of March 31, 2023.

The components of lease expense are as follows:

	Three months ended
(in thousands)	March 31, 2023	March 31, 2022
Operating lease expense	$162	$93
Finance lease cost
Amortization of right-to-use assets	$1	$20
Interest on lease liabilities	$1	$1
Total finance lease cost	$2	$21

Supplemental cash flow information related to leases are as follows:

Cash flow information:	Three months ended
(in thousands)	March 31, 2023	March 31, 2022

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow use from operating leases	$150	$94
Operating cash flow use from finance leases	$1	$1
Financing cash flow use from finance leases	$1	$22

Non-cash activity:

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-
Finance Leases	$-	$-

Weighted average remaining lease terms are as follows at March 31, 2023:

Weighted average remaining lease term:
Operating leases	4.3 years
Finance Leases	0.8 year

As the interest rate implicit in the leases was not readily determinable at the time that the leases were evaluated, the Company used its incremental borrowing rate based on the information available in determining the present value of lease payments. The Company’s incremental borrowing rate was based on the term of the lease, the economic environment of the lease and reflects the rate the Company would have had to pay to borrow on a secured basis. Below is information on the weighted average discount rates used at the time that the leases were evaluated:

Weighted average discount rates:
Operating leases	4.8%
Finance Leases	8%

Maturities of lease liabilities are as follows:

(in thousands) Year ending December 31,	Operating Leases	Finance Leases
2023 (excluding three months ended March 31, 2023)	$456	$3
2024	618	-
2025	631	-
2026	643	-
2027	380	-
Total lease payments	$2,728	$3
Less imputed interest	(271)	-
Present value of lease liabilities	$2,457	$3

Note 4 – Other revenue

The Company determined that certain collaborations with a third party are within the scope of ASC 606. The collaboration agreement is made up of multiple modules related to various research activities. The Company identified a single performance obligation to provide research services within each module for which the Company receives monetary consideration. The third party can choose to proceed with each module or can terminate the agreement at any time. The Company recognizes revenue for each module on a straight-line basis over the expected module period. Revenue for succeeding modules is not recognized until all contingencies are resolved, inclusive of the third party’s ability to terminate the module. The consideration is recognized as revenue over each module and revenue of $0.8 million was recognized during the three months ended March 31, 2022. There was no other revenue recognized from a collaboration during the three months ended March 31, 2023.

The Company had a grant from a government-sponsored entity for research and development related activities that provides payments for reimbursed costs, which included overhead and general and administrative costs, as well as an administrative fee. The Company recognized revenue from grants as it performed services under this arrangement. Associated expenses are recognized when incurred as research and development expense. Other revenue recognized from this grant for the three months ended March 31, 2022 was $0.1 million. There was no corresponding revenue for the three months ended March 31, 2023.

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

The Company’s contract liabilities are recorded within Other revenue deferred – current liability or Long-term license revenue deferred in its condensed consolidated balance sheets, depending on the short-term or long-term nature of the payments to be recognized. The Company’s contract liabilities primarily consist of advanced payments from licensees. There was no Other revenue deferred – current liability at March 31, 2023 and December 31, 2022. Long-term license revenue deferred was $35.0 million at March 31, 2023 and December 31, 2022; this deferred revenue will be recognized upon European Union regulatory approval of Iomab-B.

Note 5 - Equity

In August 2020, the Company entered into the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which the Company may sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of its common stock. Shares of common stock are offered pursuant to a shelf registration statement on Form S-3 filed with the SEC on August 7, 2020. On June 28, 2022, the Company entered into an Amended and Restated Capital on Demand™ Sales Agreement (the “A&R Sales Agreement”) with JonesTrading and B. Riley Securities, Inc. (“B. Riley Securities”). The A&R Sales Agreement modifies the original Capital on Demand™ Sales Agreement to include B. Riley Securities as an additional sales agent thereunder.

For the three months ended March 31, 2023, the Company sold 0.1 million shares of common stock, resulting in gross proceeds and net proceeds of $0.8 million. For the three months ended March 31, 2022, there were no sales of common stock.

Stock Options

The following is a summary of stock option activity for the three months ended March 31, 2023:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2023	3,396	$8.00	8.85	$15,204
Granted	11	10.89
Exercised	(1)	7.00
Cancelled	(82)	5.76
Outstanding, March 31, 2023	3,324	8.07	8.50	11,114

Exercisable, March 31, 2023	975	13.66	7.21	2,304

During the three months ended March 31, 2023, the Company granted new employees options to purchase 11 thousand shares of common stock with an exercise price ranging from $10.20 to $11.60 per share, a term of 10 years, and a vesting period of 4 years. The options have an aggregated fair value of $82 thousand that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate range from 3.59% to 4.21% (2) expected life of 6 years, (3) expected volatility range from 81.3% to 81.4%, and (4) zero expected dividends.

The fair values of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at March 31, 2023 was $9.0 million related to unvested options, which is expected to be expensed over a weighted average of 3.1 years. During the three months ended March 31, 2023 and 2022, the Company recorded compensation expense related to stock options of $0.8 million and $0.4 million, respectively.

Restricted Stock Units

The following is a summary of restricted stock unit activity for the three months ended March 31, 2023:

(in thousands, except for per-share amount)	RSUs	Weighted Average Grant date Fair Value Per Share ($)
Outstanding, January 1, 2023	325	5.96
Granted	-	-
Vested	-	-
Outstanding, March 31, 2023	325	5.96

The RSUs vest at the earliest of a change of control event, the termination of the recipient’s continuous service status for any reason other than by the Company for cause and the third anniversary of the date of the grant. The fair value of the RSUs, $1.9 million, was determined based on the stock prices on the dates of the grants and is being recognized over three years. The unrecognized compensation expense at December 31, 2022 of $1.6 million is expected to be expensed over 2.4 years. During the three months ended March 31, 2023, the Company recorded compensation expense related to RSUs of $0.2 million. There was no compensation expense related to RSUs for the three months ended March 31, 2022.

Warrants

Following is a summary of warrant activity for the three months ended March 31, 2023:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2023	1,443	$16.58	1.33	$5
Granted	-	-
Expired	-	-
Outstanding, March 31, 2023	1,443	$16.58	1.08	$2

Exercisable, March 31, 2023	1,440	$15.94	1.08	$2

Note 6 - Subsequent Event

Since March 31, 2023, the Company has sold 0.6 million shares of common stock under its A&R Capital on Demand Sales Agreement, resulting in net proceeds of $5.6 million.

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

Description of Business

Actinium Pharmaceuticals, Inc. (“Actinium”) is a biopharmaceutical company developing targeted radiotherapies to deliver cancer-killing radiation with cellular level precision to treat patients with high unmet medical needs. Our vision is to build a specialty, hospital focused, radiotherapeutics company that develops and markets medicines for relapsed or refractory cancer patients who are treated primarily in large quaternary care hospitals and their catchment areas. We intend to leverage the clinical data of our lead product candidates, Iomab-B and Actimab-A, to improve outcomes in patients with relapsed or refractory acute myeloid leukemia (“r/r AML”) by launching two radiotherapy drugs over the next several years to address the significant need for better outcomes from treatment with therapeutics or from undergoing a bone marrow transplant (“BMT”).

We also intend to further advance Iomab-B outside of acute myeloid leukemia (“AML”) based on promising data as a disease control and conditioning agent for various other blood cancers. Based on early promising clinical trial results, we are also working on a lower dose, next generation conditioning program, Iomab-ACT, for rapidly growing cell and gene therapies.

Our Clinical Pipeline

AML is an aggressive, heterogeneous disease that is difficult-to-treat. Most AML patients develop relapsed or refractory disease within one year of being afflicted and have an extremely poor prognosis and dismal survival. Currently, a BMT is the only curative regimen available for AML patients, however, access is limited to AML patients who are fit enough to withstand the challenges associated with this treatment. The majority of AML patients are considered not transplantable in routine clinical practice as they are not fit enough to withstand the rigors of the patient journey which includes therapy to attain a remission, conditioning regimens to destroy diseased marrow, challenge of the transplant itself or post-transplant complications.

Our Iomab-B and Actimab-A product candidates potentially fill the major unmet medical needs in r/r AML in a complementary fashion as they are directed at different parts of the patient journey. Iomab-B is being developed as a targeted bridging therapy candidate that we believe could provide both disease control and conditioning in one agent. We believe results from a Phase 3 trial demonstrate the possibility for unprecedented access to a BMT and improved survival in unfit patients who are currently not considered transplantable in routine clinical practice. We are developing Actimab-A as a targeted therapy candidate for fit patients that has demonstrated an extension in survival in a proof-of-concept study and is poised for advanced development in collaboration with the NCI, or National Cancer Institute. Together, we believe these two product candidates could provide us the opportunity to transform the treatment of AML, especially in the relapsed and refractory segment which represents over 50% of AML patients.

We announced in October 2022 that Iomab-B met the primary endpoint of durable Complete Remission (“dCR”) with a high degree of statistical significance (p<0.0001) in the pivotal Phase 3 Study of Iomab-B in Elderly Relapsed or Refractor AML, or “SIERRA trial.” In February 2023, we announced full trial results, demonstrating unprecedented transplant access and improved outcomes in patients with relapsed/refractory AML, with double 1-year and median overall survival (“OS”) compared to control arm patients. These data were presented at the 2023 Tandem Meetings aka the Transplantation & Cellular Therapy Meetings of the American Society for Transplantation and Cellular Therapy (“ASTCT”) and the Center for International Blood & Marrow Transplant Research (“CIBMTR”). We believe these results from the SIERRA trial may provide the opportunity, if we are able to obtain FDA approval, to establish Iomab-B as a new standard of care.

The results from the SIERRA trial were recently presented and discussed at major oncology medical and nursing congresses, which is helping to broaden the awareness of Iomab-B among members of the relevant medical and scientific communities as we prepare for potential commercialization if we achieve FDA approval. On April 27, 2023, the results from the SIERRA trial were also showcased at the European Society for Blood and Marrow Transplantation (“EBMT”) 49th Annual Meeting, which is well-attended by the European transplant community. On April 28, 2023, we announced that two posters that detailed clinical findings from the SIERRA trial sites were presented at the 48th Annual Oncology Nursing Society (“ONS”) Congress. We believe that the scientific community present at such events took note of the successful administration of Iomab-B infusions at various BMT centers, which was done without increasing radiation exposure risks to treating nursing staff. On May 11, 2023, we announced that these results were also accepted for oral presentation at the European Hematology Association (“EHA”) 2023 Hybrid Congress to be held in Frankfurt, Germany on June 8-11, 2023.

We are working towards completing and submitting our Biologics License Application (“BLA”) for Iomab-B to the U.S. Food and Drug Administration (“FDA”) in the second half of 2023 and if approved, we intend to commercialize Iomab-B in the U.S.

We are committed to bringing Iomab-B to patients globally and are working with Immedica AB (“Immedica”), our European, Middle East and North Africa (“EUMENA”) partner, for the subsequent marketing authorization application (“MAA”) of Iomab-B with the European Medicines Agency (“EMA”). Europe represents a large commercial market opportunity with approximately twice as many transplants performed in Europe compared to the U.S.

Actimab-A is being developed under what we believe to be the current industry-leading clinical-study program utilizing the potent alpha radiation emitting isotope Actinium-225 (“Ac-225”) with clinical data in approximately 150 patients treated over 6 clinical trials. The potent linear energy transfer emitted by Ac-225 has no known resistance mechanism. Actimab-A is being developed in combination with other regimens to exploit mechanistic synergies and leverage the mutation-agnostic mechanism of action of Ac-225 with the objective of establishing it as a backbone therapy in AML, an extremely heterogenous disease.

We believe our Actimab-A + CLAG-M therapeutic combination trial results in r/r AML provide validation of this approach, which such results were presented at the American Society of Hematology (“ASH”) 2022 Annual Meeting & Exposition in December 2022. Phase 1 results from the Actimab-A + CLAG-M combination trial showed high response rates and minimal residual disease (“MRD”) negativity, translating to a survival benefit of 53% and 32% at one and two years in patients who are typically expected to live two to four months. At the same meeting, we shared Phase 1 data showing that the combination of Actimab-A + venetoclax was well-tolerated with responses, including a Complete Remission (“CR”) and a partial response in early dose escalation cohorts. We believe the promise of these results may pave the way for the NCI Cooperative Research and Development Agreement (“CRADA”), announced on February 6, 2023, to develop Actimab-A for the treatment of patients with AML and other hematologic malignancies.

To explore the potential for a broader development opportunity with our Actimab-A program, we are studying the potential use of Actimab-A in solid tumor indications through our R&D efforts. CD33-expressing myeloid derived suppressor cells (“MDSCs") are present within the tumor microenvironment and exert immunosuppressive effects. On April 18, 2023, we presented preclinical data at the Association for Cancer Research (“AACR”) Annual Meeting that depicted Actimab-A’s role in the tumor microenvironment to overcome immunosuppression driven by MDSCs. We believe that our findings thus far show Actimab-A’s potential to selectively deplete MDSCs in lung and colorectal cancer. Actimab-A also demonstrated superior depletion of human MDSCs compared to Mylotarg, a CD33-targeted antibody-drug conjugate (“ADC”) in colorectal cancer (p<0.01), highlighting the powerful cytotoxicity and potential therapeutic benefit of radiotherapy compared to naked antibodies or ADCs. We believe that the data we have gathered to-date continues to support our objective to demonstrate the potential for Actimab-A to be a backbone therapy to broadly improve antitumor activity of immunotherapies and other therapeutic modalities.

Our differentiated R&D efforts are further exemplified by our next-generation Iomab-ACT conditioning program for rapidly growing cell and gene therapies, as well as our solid tumor and immunotherapy collaborations with Astellas Pharma Inc. (“Astellas”), AVEO Oncology/LG Chem (“LG Chem”) and EpicentRx, Inc. (“EpicentRx”). We have several ongoing programs in solid tumors at the pre-clinical stage with investigational new drug (“IND”) enabling studies underway.

Our platform has been used to develop a pipeline of novel radiotherapeutic assets to drive company growth. Preclinical pharmacology studies with our targeted radiotherapeutics such as HER3-ARC, HER2-ARC or CD33-ARC have shown strong improvement in tumor growth inhibition in various preclinical tumor models as single agents or in combination with immunotherapy such as magrolimab, an anti-CD47 monoclonal antibody. These results have prompted the team to spearhead efforts in multiple solid tumor programs.

Actinium’s lead solid tumor program is a targeted radiotherapy against HER3, a pan-cancer target that is overexpressed in several solid tumor indications with high unmet need. We have aligned our R&D strategy of advancing solid tumors into the clinic with our Actimab-A program. We recently presented pre-clinical data at the AACR 2023 Annual Meeting, highlighting this opportunity. We believe the results support further testing to evaluate the anti-tumor effects of HER3-targeted radiotherapy. HER3 conjugated to either alpha-emitting Ac-225 or beta-emitting Lutetium-177 (“Lu-177”) displayed anticancer activity in ovarian and colorectal cancer preclinical models. The consistent overexpression of HER3 in multiple solid tumor types, including ovarian, renal, prostate, urothelial, breast, and lung cancers suggests broad utility of a HER3-targeted agent in a clinical setting, which we intend to explore further. In addition, our intellectual property (“IP”) portfolio includes over 200 issued patents and pending patent applications worldwide

We are actively working on launching an early access program (“EAP”) for Iomab-B and intend to file a BLA by year-end while preparing for a U.S. commercial launch, if such BLA is approved by FDA, and working with our partner Immedica to support the Marketing Authorization Application (“MAA”) and, if approved by EMA, commercialization in the EU. Late-stage Actimab-A development is expected to begin in the second half of 2023 under the NCI CRADA. With the approximately $94.5 million cash on hand as of March 31, 2023, we expect to fund operations through 2025 as we continue to drive ahead with realizing our five-year plan.

Market Opportunity

The market opportunity for Iomab-B and Actimab-A, as depicted in the diagram below, exists in AML and for cellular therapy conditioning in various blood cancers. We believe that Iomab-B and Actimab-A can fill the major unmet medical needs in r/r AML in a complementary fashion as they are utilized in different parts of the patient treatment journey. The incidence of AML is approximately 21,000 patients per year, with a prevalence of approximately 70,000 in the U.S., (approximately 27,500 new patients per year in Europe) and the disease has an outsized economic impact relative to its population size. Over 50% of patients diagnosed with AML will develop relapsed or refractory disease, with a median age of 68 years at diagnosis. Despite 10 new approved therapies since 2017, no significant advancements have been made toward a cure and there is an important unmet medical need for better therapeutics, which provide the opportunity for Actimab-A. Actimab-A is a targeted radiotherapy for fit patients that has demonstrated an impressive improvement in survival in a proof-of-concept study and is poised for advanced development in collaboration with the NCI. Using Actimab-A in combination with chemotherapy or a targeted therapy, we have the potential opportunity to treat both newly diagnosed or r/r AML patients, with the potential addressable population comparable to the prevalence of patients with AML.

Today, less than 20% of AML patients are able to access a BMT, currently the only potentially curative option. These patients are usually younger, fit, and able to withstand the challenges associated with this treatment, leaving the large majority of AML patients ineligible for transplant. This provides an opportunity for Iomab-B, which has demonstrated the ability to enable unfit patients to benefit from a BMT. Thus Iomab-B can potentially expand the market from the approximately 400 r/r AML patients who are transplanted currently to approximately 8,000 unfit patients that could be eligible for transplant. Iomab-B has demonstrated the ability to improve BMT access with extended survival and potentially curative outcomes in several other hematological diseases outside of AML. Several clinical trials in over 300 patients with myelodysplastic syndromes (“MDS”), acute lymphocytic leukemia (“ALL”), Hodgkin’s lymphoma (“HL”), Non-Hodgkin lymphoma (“NHL”) and multiple myeloma (“MM”) have demonstrated the same value proposition as in AML. This data provides a potential opportunity to expand the market for Iomab-B beyond AML via label expansion. In the U.S., there are approximately 185,000 patients diagnosed annually with blood cancers (e.g., leukemia, lymphoma, and myeloma) that are treatable with BMT, of which, approximately 20,000 are transplanted, leaving greater than 165,000 patients who could potentially benefit from transplant. These patients do not receive a BMT today primarily because they are unfit with active disease and are not considered eligible, as they cannot tolerate the rigors of therapy required to induce a remission and the conditioning agents required to ablate the marrow prior to a BMT.

Beyond BMT, the opportunity exists for better conditioning in other areas of cellular therapy such as CAR-T as well as gene therapies. The pipeline of CAR-T and gene therapies has rapidly expanded, with the addressable patient population expected to nearly double in the next one to five years and reach approximately 93,000 patients in the U.S. by 2030 based on the current pipeline of cellular therapies. The CAR-T market size in terms of dollars is estimated to grow at a CAGR of approximately 11% over the next 5 plus years. The addressable market for Iomab-ACT is in line with the patient population for cellular therapy as all patients receive conditioning of some type prior to these treatments. We will continue to develop Iomab-ACT, our lower dose, next generation conditioning program for rapidly growing cell and gene therapies based on early promising results, ultimately with the value proposition of improving overall access and outcomes for patients who need cellular or gene therapies.

Our Strategy

Actinium’s strategy is to build a fully integrated, specialty radiotherapeutics company focused on the top 100 cancer hospitals using the power of our platform to deliver new treatment options for patient populations living with high unmet medical needs in hematology and oncology. We believe our focus on relapsed and refractory disease in cancer indications with high unmet medical need, with limited or no competition, and where the primary delivery of care occurs in large comprehensive cancer care centers, is the appropriate strategy for our company. The cell killing power of linear energy transfer delivered via radiotherapeutics is unmatched by other technologies and we believe relapsed, refractory disease is an area where radiotherapeutics can succeed over other approaches. However, radiotherapeutics must be delivered on a just-in-time basis, and commercial and supply chain barriers are higher than with other types of medicines. The validity of our approach is demonstrated by our product development strategy as well as the commercial and operating model that we are building for our lead product candidates, Iomab-B and Actimab-A.

We intend to transform the treatment of AML with our Iomab-B and Actimab-A product candidates, each of which has demonstrated extension of survival in the most difficult-to-treat patients who are typically expected to survive for two to four months. The r/r AML segment comprises over 50% of all AML patients. Actimab-A, a therapeutic agent, and Iomab-B for induction and conditioning, can be used in a complementary fashion as depicted in the diagram below. Based on solid clinical evidence with these product candidates, we intend to develop and commercialize these two radiotherapy drugs, starting with Iomab-B in 2024 and Actimab-A in 2027, if approved, to improve survival in patients with r/r AML.

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

Our strategic priorities are to:

●	Establish Iomab-B as the standard of care to improve BMT access and survival outcomes in r/r AML patients who are currently not considered transplantable in routine clinical practice: We intend to file a BLA in the second half of 2023 based on the positive results from the Pivotal Phase 3 SIERRA trial and leverage our operating track record at key cancer centers to build an organization that can effectively commercialize Iomab-B. By virtue of the SIERRA trial, we have established operations at 24 leading BMT centers that represent about 30% of transplant volume in the U.S. and have strong working partnership with Key Opinion Leaders and their teams. The SIERRA results demonstrating unprecedented access to BMT and outcomes along with our commitment to operational excellence provides a strong foundation for our commercial team in the U.S. We will also work with our partner Immedica to file the MAA for the EU and support Iomab-B’s potential approval and launch with our expertise, as well as supply drug product for commercialization.

●	Advance Actimab-A in combinations as a backbone therapy for r/r AML: We intend to progress late-stage development of Actimab-A to leverage its mutation-agnostic mechanism of action and exploit synergies in combination with other treatments to develop it as an AML backbone therapy. This approach is validated by proof-of-concept data from our Actimab-A + CLAG-M combination trial in r/r AML, which included 57% of patients who had failed venetoclax and are expected to live two to four months on average. The results demonstrated high response rates overall and in these venetoclax failed patients’ median OS was 59% at one year and thirty-two percent at two years. Our collaboration with the NCI under the CRADA could provide broad support for late-stage development of Actimab-A + CLAG-M and also other clinical trials to broaden use of Actimab-A. Actimab-A, if approved, would enable us to launch a second product that is complementary to Iomab-B and fulfill our ambition of transforming the treatment outcomes of r/r AML and expand our commercial footprint into the remaining top 100 cancer care centers outside of the leading BMT hospitals.

●	Expand the Iomab-B label and revenue stream via life cycle management: We intend to leverage data from several clinical trials that demonstrate the ability of Iomab-B to improve BMT access and outcomes in five additional hematologic indications. These data in MDS, ALL, HL, NHL and MM provide the foundation to expand the label for Iomab-B and increase its market potential. In AML, we would seek label expansion into haploidentical transplants, earlier lines of treatment and younger patients below the age of 55, the cutoff in the SIERRA trial. As much as possible, we would seek to use investigator sponsored trials as the primary strategy for label expansion in order to maximize capital utilization.

●	Further expand our conditioning franchise by developing Iomab-ACT for cell and gene therapies: We plan to develop Iomab-ACT to be used for either lymphodepletion or reduced intensity conditioning prior to CAR-T and gene therapies. Similar to BMT, access and outcomes of patients who might benefit from these therapies is limited by sub-optimal chemotherapy-based conditioning agents. The number of patients potentially eligible for Iomab-ACT is growing with increased availability of commercial cell and gene therapy products, as well as the expanding number of indications. We are studying Iomab-ACT in conditioning prior to CAR-T cellular therapy via a National Institutes of Health (“NIH”) funded clinical trial with Memorial Sloan Kettering Cancer Center (“MSKCC”). We expect to present proof-of-concept data from this study in the second half of 2023 and announce further development of this program in the CAR-T space.

●	Leverage our R&D capabilities and technological prowess to advance our solid tumor programs and partnerships: We intend to continue to direct our R&D effort to advance our solid tumor programs into the clinic and support life cycle management for Iomab-B and Actimab-A. Our solid tumor programs and technological capabilities are validated by our partnerships with Astellas, LG Chem, and EpicentRx, which are focused on solid tumors and immunotherapies. Our R&D capability is demonstrated by our patent portfolio with over 200 issued and pending patent applications worldwide which include protection for Iomab-B into 2037. Our IP portfolio also includes several patent families to manufacture Ac-225 in a cyclotron and includes valuable know-how.

●	In keeping with our strategic vision over the next five years, we plan to first focus on ensuring an Iomab-B approval and successful launch into core BMT centers to support commercial success. We intend to expand the Iomab-B label and revenue stream while progressing the development of Actimab-A by leveraging the NCI CRADA. We will progress the development of Iomab-ACT to proof-of-concept and explore potential partnerships as a means to achieve commercialization. Our solid tumor programs will progress toward the clinic as we continue to build out our commercial footprint into the top 100 hospitals leaving us positioned to develop them in line with our vision. With commercial dynamics aligning favorably for a successful Iomab-B launch and with late-stage development of Actimab-A in collaboration with the NCI, we plan to deliver on our mission to transform the treatment of AML and patient outcomes, and create a highly differentiated, specialty radiotherapeutics company focused on the top 100 large hospitals.

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

As seen in the graphic below, the primary endpoint of 6-month dCR was met with a high degree of statistical significance (p<0.0001). 75% of patients (44/59) receiving Iomab-B achieved an initial remission 30 days after their BMT compared to 6.3% of patients (4/64) in the control arm. 22% of the patients receiving Iomab-B maintained dCR lasting 180 days or more despite limited optionality for post-transplant maintenance, while none of the patients on the control arm achieved dCR. The current standard practice is to administer post-transplant maintenance therapy to reduce chances of relapse. The results presented below are on a per protocol basis, which means that only data that was in strict adherence to the protocol without any deviations was considered for the analysis. It is important to note that the p-value of the primary endpoint in the Intent-to-Treat (“ITT”) analysis was <0.0001, the same as the per protocol analysis.

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

Overall Survival for Patients who Achieved 6-month dCR with Iomab-B

OS was one of the secondary endpoints of the study. The Kaplan-Meier plot in the inset of the graph below shows ITT OS results between the Iomab-B arm and the control arm. Due to the crossover design, ITT analysis of OS was confounded by the early crossover of patients (within 28 days) from the control arm to the Iomab-B arm (57.1%). The effective rescue of these crossover patients by Iomab-B led to an outsized contribution of the Iomab-B effect on control arm patients. As a result, median OS in the Iomab-B arm was similar to that in the control arm and this secondary endpoint was not met in the ITT analysis.

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

Background on Iomab-B

Iomab-B is a first-in-class targeted radiotherapy consisting of apamistamab, an anti-CD45 mouse antibody conjugated to radioactive iodine 131 (“I-131”) designed to deliver targeted myeloablative radiation to malignant and hematopoietic cells prior to allogeneic BMT. CD45 is uniquely expressed on blood cancer, immune and bone marrow stem cells at high levels. Targeting CD45 enables delivery of high radiation doses directly to the bone marrow, with a median of 16 gray and as high as 44.6 gray in the SIERRA trial, while minimizing radiation exposure to vital organs such as lungs, heart and gastrointestinal tract, thereby producing myeloablative outcomes with an overall better safety profile and the tolerability of a reduced intensity regimen. I-131 is a beta- and gamma-emitting radioisotope that works on the cell surface and does not need to be internalized. Developed at the Fred Hutchinson Cancer Research Center (“FHCRC”), Iomab-B has been studied in multiple disease indications including leukemias, lymphomas, MDS, and MM. Over 300 patients received Iomab-B through prior studies, demonstrating the potential for unprecedented access to BMT, improved survival and tolerability, and we intend to leverage these data as we plan for label expansion of Iomab-B. Iomab-B has been granted Orphan Drug Designation from the FDA and has patent protection into 2037.

Actimab-A – CD33 targeting radiotherapeutic – mutation agnostic mechanism of action has potential as combination backbone therapy in highly radiosensitive, mutation rich AML

Our Actimab-A (225Ac-lintuzumab satetraxetan) program is focused on developing combinations with other AML treatment regimens with mechanistic synergies to establish Actimab-A as a backbone therapy, leveraging the mutation-agnostic mechanism of action of Actimab-A. There is no known resistance mechanism to targeted radiotherapies, making Actimab-A an attractive candidate for a variety of combinations. The scientific rationale is to use CLAG-M, a powerful chemotherapy regimen routinely used to treat patients with r/r AML, and then use Actimab-A for its precision targeting ability that produces double-strand-DNA breaks that lead to cancer cell death to clear out residual disease. Actimab-A has demonstrated clinically significant survival benefit in a proof-of-concept study and is poised for advanced development in collaboration with the NCI.

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

These trial results were presented as an oral presentation at the ASH Annual Meeting in December 2022. In this difficult-to-treat r/r AML population, the results demonstrate its high potential. We reported 1-year survival of 53% and 2-year survival of 32%, which are as much as double what can be expected with currently available therapies. The trial showed an Overall Response Rate (“ORR”) of 65% across all dose cohorts, 52% complete remission rate, and a 75% MRD negativity rate. As highlighted in the figure below, the results are highly encouraging and show that the high rates of responses and MRD negativity are translating to a meaningful survival benefit in these difficult-to-treat patients, who would otherwise have dismal outcomes.

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

Actimab-A + venetoclax Phase 1/2 Study Results

We are conducting a Phase 1/2 multi-center trial combining Actimab-A + venetoclax in both fit and unfit patients 18 years and older with r/r AML led by UCLA Medical Center. Data from our Actimab-A + venetoclax combination trial was presented at the 2022 ASH Annual Meeting. We have demonstrated preclinically that combinations of Actimab-A and venetoclax have mechanistic synergies. Overexpression of MCL-1, an anti-apoptotic protein, is associated with resistance to venetoclax in AML. Actimab-A kills tumors cells with DNA double-strand breaks and downregulates MCL-1, which can (re-)sensitize AML cells or reduce tumor resistance to venetoclax. The Actimab-A + venetoclax combination has been well-tolerated with responses, including a CR and a partial response in early dose escalation cohorts. In our ongoing clinical trial, we are exploring the optimal dose of Actimab-A, as well as the dosing regimen of the combination. We expect to present proof-of-concept of this study in the second half of 2023.

Further Development for Actimab-A

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

We are exploring the broader opportunity with our Actimab-A program and the potential use of Actimab-A in solid tumor indications through our R&D efforts. CD33-expressing MDSCs are present within the tumor microenvironment and exert immunosuppressive effects, and we believe that Actimab-A can play an important role in the tumor microenvironment by depleting MDSCs in a targeted manner. On April 19, 2023, we presented data at the AACR Annual Meeting, that we believe support the potential role of Actimab-A to overcome immunosuppression by MDSCs in the tumor microenvironment. We believe our preclinical findings show promise with regard to Actimab-A’s ability to selectively deplete CD33-expressing MDSCs in both lung and colorectal cancer, which we intend to explore further via clinical development. Actimab-A also demonstrated superior depletion of human MDSCs compared to Mylotarg, a CD33-targeted ADC in colorectal cancer (p<0.01), highlighting the powerful cytotoxicity and potential therapeutic benefit of radiotherapy compared to naked antibodies or ADCs. MDSCs are ubiquitous across multiple cancer indications and with the substantial number of immunotherapies in development or currently in clinical use, we believe our data may support the potential for Actimab-A, if ultimately approved for commercialization for such indication, to be a backbone therapy that could broadly improve antitumor activity of immunotherapies such as checkpoint inhibitors and T and NK cell therapies and other therapeutic modalities in multiple solid tumor indications.

Background on Actimab-A

Actimab-A is an anti-CD33 antibody linked to the potent alpha-emitting radioisotope Ac-225. Actimab-A targets CD33, which is expressed in virtually all malignant cells in patients with AML regardless of cytogenetics or mutations and enables potent alpha radiation to be directed against radiosensitive AML cells. These cells have no known resistance or repair mechanisms when hit with the alpha particles from the Ac-225 isotope payload that cause double stranded DNA breaks. We believe Actimab-A is the first radiotherapeutic for r/r AML and has the unique value proposition of broad applicability, a differentiated mechanism of action, and targeted precision that is well-tolerated with minimal toxicity. Our CD33 development program is driven by data obtained from approximately 150 AML patients in 6 trials and demonstrated single agent activity with high response rates, but was also associated with prolonged neutropenia. A combination strategy was considered appropriate given the changing treatment landscape of AML; hence, based on presumed mechanistic synergies, an investigator-initiated trial of Actimab-A + CLAG-M and a company-sponsored Actimab-A + venetoclax were developed and patients were enrolled into these studies.

Conditioning Focused Programs

Iomab-B

We will further expand the Iomab-B franchise by focusing on lifecycle management for label enhancement and indication expansion. Iomab-B data in five additional hematologic indications (i.e., MDS, ALL, HL, NHL, and MM) provide the foundation to explore indication expansion opportunities to increase the total addressable market for Iomab-B. Across early trials at the FHCRC, Iomab-B demonstrated similar improved access to BMT and outcomes. We will leverage these data with strong results from the pivotal Phase 3 SIERRA trial to execute a comprehensive life cycle management strategy to further expand Iomab-B’s role in a variety of malignant and non-malignant hematological disorders. We will continue to develop the Iomab-B franchise to potentially address a broader market opportunity to address the over 165,000 patients diagnosed with cancers (e.g., leukemia, lymphoma, and myeloma), who could potentially benefit from transplant, but are unable to access one today.

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

We are studying Iomab-ACT in collaboration with MSKCC, for conditioning prior to CAR-T therapy for patients with relapsed or refractory B-cell acute lymphoblastic leukemia (“B-ALL”) or diffuse large B-cell lymphoma (“DLBCL”). This study funded by a NIH grant is the first-of-its-kind study to use a radiotherapeutic-based conditioning regimen with CAR-T therapy. We have completed treatment of an initial cohort of three patients and will expand to a second cohort. This study was presented at the ASH Annual Meeting in December 2022 as a trial-in-progress. We expect to present proof-of-concept data from this study in the second half of 2023 and look forward to sharing more on our Iomab-ACT trial with MSKCC, along with future development plans in the CAR-T space.

R&D and Preclinical Programs

Our R&D efforts yield differentiated, high-value programs that demonstrate our experience across multiple validated cancer targets and isotopes and cover broad areas of focus leveraging our clinical development experience across hematology, targeted conditioning, solid tumors, and next generation radiotherapies. Our programs also inform the advancement of our Iomab-B, Actimab-A, and Iomab-ACT programs. We have utilized our technology platform to develop our clinical portfolio in hematology – Iomab-B and Actimab-A, in conditioning for transplant and as a therapeutic, respectively. Our research collaborations with Astellas, LG Chem (formerly AVEO Oncology), and EpicentRx establish our work with immunotherapies and in solid tumors. We are working on several preclinical programs which include novel approaches to established targets such as HER2 and HER3, as well as novel targets that show immense potential for radiotherapeutic approaches. Underpinning our development programs is our expanded patent portfolio of over 200 issued patents and pending patent applications worldwide.

Our platform has been used to develop a pipeline of novel radiotherapeutic assets to drive company growth. Preclinical pharmacology studies with our targeted radiotherapeutics such as HER3-ARC, HER2-ARC or CD33-ARC have shown strong improvement in tumor growth inhibition in various preclinical tumor models as single agents or in combination with immunotherapy such as magrolimab, an anti-CD47 monoclonal antibody. These results have prompted the team to spearhead efforts in multiple solid tumor programs.

Actinium’s lead solid tumor program is a targeted radiotherapy against HER3, a pan-cancer target that is overexpressed in several solid tumor indications with high unmet need. The HER3-targeted radiotherapeutic agent showed potent tumor cell cytotoxicity, enhanced antitumor effects and significantly improved survival with an Ac-225 radiolabeled HER3 antibody compared to a naked HER3 antibody in a preclinical non-small cell lung cancer (“NSCLC”) model. We have also demonstrated the direct impact of targeted radiotherapy in modulating immune signals such as calreticulin upregulation to enhance tumor cell killing. Further, we have leveraged the immunomodulatory effect(s) of targeted radiotherapy in combination with CD47 targeting agents such as magrolimab for sustained tumor growth inhibition in mouse models of AML and NSCLC.

We have also aligned our R&D strategy of advancing solid tumors with HER3 into the clinic with our Actimab-A program. On April 19, 2023, we announced encouraging preclinical proof-of-concept data at the AACR 2023 Annual Meeting showcasing the anti-tumor effects of HER3-targted radiotherapy using multiple therapeutic radionuclides in preclinical models of high unmet need malignancies. Actinium’s HER3-ARC conjugated to either Ac-225 or Lu-177 showed highly significant tumor growth suppression (p<0.0001) in an ovarian cancer model compared to bevacizumab, an anti-VEGF monoclonal antibody indicated in ovarian cancer. Data presented also showed promising antitumor activity in a preclinical model of colorectal cancer, a highly aggressive malignancy, including a significant reduction in tumor growth (p<0.0001), when dosed with 225Ac-HER3-ARC. Actinium's HER3-targeted radiotherapy displayed strong anticancer activity when conjugated to either alpha-emitting Actinium-225 or beta-emitting Lutetium-177 in models of two high unmet need cancers, highlighting its therapeutic potential for HER3+ malignancies. The consistent overexpression of HER3 in multiple solid tumor types, including ovarian, renal, prostate, urothelial, breast, and lung cancers suggests broad utility of a HER3-targeted agent in a clinical setting.

We continue to expand on capabilities and technologies across therapeutic modalities, linker technologies and in vivo cancer models, and build visibility through presentations at key conferences and publications in journals of high impact. Our R&D efforts are centered on the advancement of our key programs with a robust “fast-to-clinic” approach in niche indications. Underpinning our development programs is our expanded patent portfolio of over 200 issued patents and pending patent applications worldwide.

Our Platform Technology

Our proprietary technology platform is built on the core competency to produce targeted radiotherapeutics, and coupled with our know-how and IP, establishes our company in the development of isotope-agnostic, multi-targeted products that may address the treatment of hard-to-treat diseases. In our clinical and preclinical programs, we have utilized multiple isotopes including Ac-225, I-131 and Lu-177 directed at multiple targets in oncology and hematology such as CD45, CD33, HER3, among others. Our targeted radiotherapies combine the cell-killing ability of radiation via a radioisotope payload with a targeting agent, such as a monoclonal antibody.

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

Results of Operations – Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Three Months Ended March 31,
(in thousands)	2023	2022

Revenue:
Revenue	$-	$-
Other revenue	-	940
Total revenue	-	940

Operating expenses:
Research and development, net of reimbursements	7,849	4,369
General and administrative	3,735	1,735
Total operating expenses	11,584	6,104

Other income:
Interest income – net	547	35
Total other income	547	35

Net loss	$(11,037)	$(5,129)

Revenue

We recorded no commercial revenue for the three months ended March 31, 2023 and March 31, 2022.

Other revenue

We determined that certain collaborations with a third-party are within the scope of Topic ASC 606, Revenue Recognition from Contracts with Customers, or ASC 606. The collaboration agreement is made up of multiple modules related to various research activities. While the third party has the option to terminate the agreement at the conclusion of any module, we identified a single performance obligation to provide research services within each module for which we receive monetary consideration. The consideration is recognized to revenue over each module and revenue of $0.8 million was recognized during the three months ended March 31, 2022. There was no other revenue recognized from a collaboration during the three months ended March 31, 2023.

The National Institutes of Health awarded us a Small Business Technology Transfer cost reimbursable grant to support a clinical collaboration with Memorial Sloan Kettering Cancer Center, or MSK, to study Iomab-ACT, our CD45-targeting Antibody Radio-Conjugate, for targeted conditioning to achieve lymphodepletion prior to administration of a CD19-targeted CAR T-cell therapy developed at MSK. We recognized other revenue from this grant for the three months ended March 31, 2022 of $0.1 million. There was no other revenue recognized from a grant from a government-sponsored entity for the three months ended March 31, 2023.

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

Our contract liabilities are recorded within Other revenue deferred – current liability or Long-term license revenue deferred in our condensed consolidated balance sheets depending on the short-term or long-term nature of the payments to be recognized. Our contract liabilities primarily consist of advanced payments from licensees. There was no Other revenue deferred-current liability at March 31, 2023 and December 31, 2022. Long-term license revenue deferred was $35.0 million at March 31, 2023 and December 31, 2022, resulting from the receipt from Immedica; this deferred revenue will be recognized upon European Union regulatory approval of Iomab-B.

Research and Development Expense, net of reimbursements

Research and development expenses of $7.8 million for the three months ended March 31, 2023 increased $3.4 million from $4.4 million for the three months ended March 31, 2022. Higher research and development expenses were primarily due to increased CMC activity related to the planned BLA filing for Iomab-B in the second half of 2023, as well as increased compensation of $1.1 million resulting from higher headcount. The CMC expenses associated with the planned BLA filing are expected to be one-time in nature and incurred in the first half of 2023, with a decrease in CMC expenses expected in the second half of 2023 with submission of the BLA for Iomab-B.

General and administrative expense

General and administrative expenses of $3.7 million for the three months ended March 31, 2023 increased by $2.0 million from $1.7 million for the three months ended March 31, 2022. Higher expenses were primarily due to higher professional and consulting fees, as well as legal fees, which as we detail in our subsequent risk factors herein, were related to obtaining a permanent injunction against a former employee who violated the non-compete provision of their employment agreement, increased compensation of $0.3 million and non-cash equity compensation of $0.5 million.

Other income

Other income is comprised of net interest income in both reporting periods. The amount for the three months ended March 31, 2023 of $0.5 million increased from $35 thousand for the three months ended March 31, 2022 due to a higher average interest rate, as well as a higher average cash balance.

Net loss

Net loss of $11.0 million for the three months ended March 31, 2023 increased by $5.9 million from $5.1 million for the three months ended March 31, 2022 primarily due to higher research and development expenses, of which certain CMC expenses are expected to be one-time in nature and incurred in the first half of 2023, as well as general and administrative expenses.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through sales of shares of our stock. The following table sets forth selected cash flow information for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2023	2022

Cash used in operating activities	$(15,077)	$(5,781)
Cash used in investing activities	(76)	(7)
Cash provided by / used in financing activities	770	(22)

Net change in cash, cash equivalents and restricted cash	$(14,383)	$(5,810)

Net cash used in operating activities for the three months ended March 31, 2023 of $15.1 million increased by $9.3 million from $5.8 million in the prior-year period, primarily as a result of a higher net loss of $5.9 million, and compared to the prior-year period, a reduction in accounts payable and accrued expenses of $2.5 million and an increase in prepaid expenses of $1.9 million.

Net cash used in investing activities was $76 thousand and $7 thousand for the three months ended March 31, 2023 and 2022, respectively, due to the purchase of equipment.

Net cash provided by financing activities for the three months ended March 31, 2023 was $0.8 million from the sale of common stock. During the three months ended March 31, 2022, net cash used in financing activities was $22 thousand of payments of finance leases.

In August 2020 we entered into the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of our common stock. On June 28, 2022, we entered into an Amended and Restated Capital on Demand™ Sales Agreement, or the Amended Sales Agreement, with JonesTrading and B. Riley Securities, Inc. The Amended Sales Agreement modifies the original Capital on Demand™ Sales Agreement to include B. Riley as an additional sales agent thereunder. Shares of common stock are offered pursuant to our shelf registration statement on Form S-3 filed with the SEC on August 7, 2020. For the three months ended March 31, 2023, we sold 0.1 million shares of common stock, resulting in gross proceeds and net proceeds of $0.8 million. For the three months ended March 31, 2022, there were no sales of common stock.

As of the date of filing this report, we expect that our existing resources will be sufficient to fund our planned operations for more than 12 months following the date of this report.

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

Our significant accounting policies are described in detail in the notes to our consolidated financial statements appearing in our Annual Report filed on Form 10-K for the year ended December 31, 2022.

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

Subsequent Event

Since March 31, 2023, we have sold 0.6 million shares of common stock under our A&R Sales Agreement, resulting in net proceeds of $5.6 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not currently exposed to significant market risk related to changes in interest rates. As of March 31, 2023, our cash equivalents consisted primarily of short-term money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2023 and 2022.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of March 31, 2023, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our system of internal controls over financial reporting during the period covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In analyzing our company, you should consider carefully the following risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q. Factors that could cause or contribute to differences in our actual results include those discussed in the following subsection, as well as those discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Annual Report filed on Form 10-K for the year ended December 31, 2022. Each of the following risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our company. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

Summary of Risk Factors

We are providing the following summary of the risk factors contained in this Report on Form 10-Q to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022 in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

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

We are not profitable and have incurred losses in each period since our inception. As of March 31, 2023 and December 31, 2022, we had an accumulated deficit of $299.8 million and $288.8 million, respectively. We reported a net loss of $11.0 million and $5.1 million for the three months ended March 31, 2023 and 2022, respectively. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, which would have an adverse effect on our business prospects, financial condition and results of operation.

If we fail to obtain additional financing, we will be unable to continue or complete our product development and you will likely lose your entire investment.

As of the date of filing this report, we expect that our existing resources will be sufficient to fund our planned operations for more than 12 months following the date of this report.

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

The global health crisis caused by the novel coronavirus COVID-19 pandemic and its resurgences has had and may in the future negatively impact global economic activity. Although the Public Health Emergency for COVID-19 declared by the U.S. federal government has ended, there remains a risk that new variants of COVID 19, or other infectious diseases, may still emerge. The full impact of such an event cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population, the effectiveness of COVID-19 vaccines and boosters against the COVID-19 variants and the response by governmental bodies and regulators. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of a future pandemic on our business.

Many countries around the world imposed quarantines and restrictions on travel and mass gatherings in response to the COVID-19 pandemic and could reinstitute such policies in response to future infectious disease outbreaks. In such a scenario, our ability to continue to operate our business may also be limited. Such events may result in a period of business, supply and drug product manufacturing disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. In response to COVID-19, we implemented hybrid working for our office-based staff, while our research staff has been actively working in our laboratory throughout the pandemic and thus far have not experienced a significant disruption or delay in our operations as it relates to the clinical development, preclinical development of manufacturing of our drug candidates. Although we are adhering to health and safety protocols, an outbreak of infectious disease at our facilities could nonetheless cause shutdowns of facilities and a reduction in our workforce, which could cause a disruption or delay in such operations. New outbreaks may further divert the attention and efforts of the medical community to coping with such outbreaks and may disrupt the marketplace in which we operate and may have a material adverse effect on our operations.

Market disruption and volatility following a new outbreak of infectious disease could have an adverse effect on our ability to access capital, which could in turn negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of such disease could materially affect our business and the value of our common stock.

A future pandemic could adversely affect our clinical trial operations, including our ability to conduct the trials on the expected timelines and recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to a future pandemic if their geography is impacted by the pandemic. Further, future pandemic could result in delays in our clinical trials due to prioritization of hospital resources toward the pandemic, restrictions in travel, potential unwillingness of patients to enroll in trials at this time, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions are reinstated that impede patient movement or interrupt healthcare services. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and the pandemic may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us, which may result in delays or hinder our ability to collect data from our clinical trials.

Additionally, a future pandemic may result in delays in receiving approvals from local and foreign regulatory authorities, delays in necessary interactions with IRB’s or Institutional Review Boards, local and foreign regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees.

We continue to monitor the impacts of COVID-19 on the global economy and on our business operations. However, the ultimate impact from COVID-19 or any future pandemic on our business operations and financial results during 2023 will depend on, among other things, the ultimate severity and scope of the pandemic, including the new variants of the virus, and whether governmental and private travel restrictions and public concerns about public gatherings are reinstated. We are not able to fully quantify the impact that these factors had on our financial results during 2022 and will have in 2023.

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

 From time to time, we may publicly disclose preliminary, interim, and top-line data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change as more patient data become available or following a more comprehensive review of the data related to the particular study or trial. For example, in February 2023 we announced that Iomab-B met the primary endpoint of dCR in the SIERRA trial with statistical significance (p<0.0001). We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Our clinical trials may be open label studies and certain of our clinical development and or operations staff may review interim or preliminary safety or efficacy data during routine data collection, cleaning and analysis from time to time. Interim or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Preliminary, interim or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line, interim or preliminary data we previously published. As a result, top-line, interim and preliminary data should be viewed with caution until the final data are available.

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

Unpatented trade secrets, improvements, confidential know-how and continuing technological innovation are important to our scientific and commercial success. Although we attempt to and will continue to attempt to protect our proprietary information through reliance on trade secret laws and the use of confidentiality agreements with our partners, collaborators, employees and consultants and other appropriate means, these measures may not effectively prevent disclosure of our proprietary information, and, in any event, others may develop independently, or obtain access to, the same or similar information. In addition, we cannot guarantee that we have executed these agreements with each party that may have or have had access to our trade secrets. Furthermore, if the employees and consultants who are parties to these agreements breach or violate the terms of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets through such breaches or violations.

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

We rely on trade secrets that we seek to protect through numerous measures, including non-compete and confidentiality agreements with our employees and other parties. If these agreements are breached, our competitors may obtain and use our trade secrets to gain a competitive advantage over us. Any remedies that may be available to us may not be adequate to protect our business or compensate us for the damaging disclosure. In addition, we may have to expend resources to protect our interests from possible infringement by others. For instance, we learned that a former employee, Qing Liang, Ph.D., who was employed by Actinium in the position of Vice President, Head of Radiation Sciences, violated the non-compete provision of her employment agreement by working for a direct competitor. Additionally, while working for the direct competitor, Dr. Liang continued to provide consulting services to Actinium. We also learned that Dr. Liang was providing consulting services to another company, which was in violation of certain provisions of her post-employment consulting agreement with Actinium. Dr. Liang, who had access to materials containing proprietary information and trade secrets, pursuant to actions taken by Actinium, is no longer employed by the direct competitor. With the assistance of outside counsel and a forensic investigator, we identified that Dr. Liang downloaded confidential information prior to her employment at Actinium ending. To aid in arbitration proceedings, we petitioned and were granted a Stipulated Preliminary Injunction by the Supreme Court of the State of New York, New York County (Index No. 656841/2022) on June 28, 2022 that ordered that Dr. Liang is enjoined from destroying or deleting any Actinium documents or information, is enjoined from using, transmitting or transferring any Actinium Information other than to her counsel or Actinium’s counsel, ordered to return Actinium information within 5 days of Stipulated Preliminary Injunction, ordered to disclose to Actinium under oath, all persons and devices she transferred or disclosed Actinium Information, and ordered to allow a qualified forensic examiner selected by Actinium to remove and permanently delete all Actinium Information from any electronic devices, systems, email accounts, or other electronic or physical storage sites belonging to Dr. Liang. We are currently in arbitration with Dr. Liang and intend to enforce the terms of her employment agreement, especially the non-compete and confidentiality provisions, to the fullest extent of our ability. On April 25, 2023, a Final Award and Permanent Injunction was granted by the Supreme Court of the State of New York, New York County (Case No. 01-22-0003-2375_ that ordered that Ms. Liang is permanently enjoined from using, possessing, transmitting or transferring any Actinium property, documents of business information. Further, until April 1, 2024, Dr. Liang shall not, either directly or indirectly, engage in any business that directly or indirectly is developing, or plans to develop, radioimmunotherapies for cancer or any targeted conditioning therapy or agent for adoptive cell therapy including bone marrow transplant and CAR-T.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on April 17, 2013).

3.2	Certificate of Amendment to Certificate of Incorporation, as amended, filed January 7, 2014 (incorporated by reference to Exhibit 3.5 to Form S-1 filed on January 31, 2014).

3.3	Certificate of Amendment to Certificate of Incorporation, as amended, filed February 3, 2014. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 7, 2014).

3.4	Certificate of Amendment to Certificate of Incorporation, as amended, filed on February 26, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 4, 2015).

3.5	Certificate of Amendment to Certificate of Incorporation, as amended, filed on February 26, 2018 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 26, 2018).

3.6	Certificate of Amendment to Certificate of Incorporation, as amended, filed on March 6, 2019 (incorporated by reference to Exhibit 3.7 to Form 10-K filed on March 15, 2019).

3.7	Certificate of Amendment to Certificate of Incorporation, as amended, filed on June 16, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 16, 2020).

3.8	Certificate of Amendment to Certificate of Incorporation, as amended, filed on August 10, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 14, 2020).

3.9	Amended and Restated Bylaws, dated August 8, 2018 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on August 9, 2018).

3.10	Amendment to Amended and Restated Bylaws, dated May 7, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 5, 2020).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2**	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTINIUM PHARMACEUTICALS, INC.

Date: May 15, 2023	By:	/s/ Sandesh Seth
Sandesh Seth
Chairman and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Steve O’Loughlin
Steve O’Loughlin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)