Form 10-Q
period 2023-06-30
Actinium Pharmaceuticals, Inc.
filed 2023-08-14
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 14, 2023: 26,997,587

Actinium Pharmaceuticals, Inc.

Table of Contents

i

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2023 and December 31, 2022, and the results of operations and cash flows for the three months and six months ended June 30, 2023 and 2022, respectively, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2022 in the Company’s Annual Report on Form 10-K. The results of operations for the three months and six months ended June 30, 2023 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$91,276	$108,910
Restricted cash - current	-	396
Prepaid expenses and other current assets	4,261	1,636
Total Current Assets	95,537	110,942

Property and equipment, net of accumulated depreciation of $590 and $487	624	604
Restricted cash – long term	307	302
Operating leases right-of-use assets	2,581	2,341
Finance leases right-of-use assets	2	3
Total Assets	$99,051	$114,192

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$8,637	$10,130
Operating leases current liability	512	494
Finance leases current liability	2	4
Total Current Liabilities	9,151	10,628

Long-term license revenue deferred	35,000	35,000
Long-term operating lease obligations	1,823	2,083
Total Liabilities	45,974	47,711

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 26,984,443 and 25,674,823 shares issued and outstanding, respectively	27	26
Additional paid-in capital	368,033	355,220
Accumulated deficit	(314,983)	(288,765)
Total Stockholders’ Equity	53,077	66,481

Total Liabilities and Stockholders’ Equity	$99,051	$114,192

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue
Revenue	$-	$-	$-	$-
Other revenue	-	45	-	985
Total revenue	-	45	-	985

Operating expenses:
Research and development, net of reimbursements	11,081	4,662	18,930	9,031
General and administrative	4,561	3,233	8,296	4,968
Total operating expenses	15,642	7,895	27,226	13,999

Loss from operations	(15,642)	(7,850)	(27,226)	(13,014)

Other income:
Interest income - net	461	83	1,008	118
Total other income	461	83	1,008	118

Net loss	$(15,181)	$(7,767)	$(26,218)	$(12,896)

Net loss per common share – basic and diluted	$(0.58)	$(0.33)	$(1.01)	$(0.56)
Weighted average common shares outstanding – basic and diluted	26,217,910	23,731,886	25,958,706	22,942,317

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Period from January 1, 2023 to June 30, 2023

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Stockholder’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2023	25,674,823	$26	$355,220	$(288,765)	$66,481

Stock-based compensation	-	-	993	-	993
Sale of common stock, net of offering costs	54,414	-	770	-	770
Issuance of common stock from exercise of stock options	133	-	1	-	1
Net loss	-	-	-	(11,037)	(11,037)
Balance, March 31, 2023	25,729,370	$26	$356,984	$(299,802)	$57,208

Stock-based compensation	-	-	1,001	-	1,001
Sale of common stock, net of offering costs	1,210,965	1	9,787	-	9,788
Issuance of common stock from exercise of stock options	44,108	-	261	-	261
Net loss	-	-	-	(15,181)	(15,181)
Balance, June 30, 2023	26,984,443	$27	$368,033	$(314,983)	$53,077

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2022

(Unaudited)

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Stockholder’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2022	22,143,974	$22	$329,271	$(255,748)	$73,545

Stock-based compensation	-	-	421	-	421
Net loss	-	-	-	(5,129)	(5,129)
Balance, March 31, 2022	22,143,974	$22	$329,692	$(260,877)	$68,837

Stock-based compensation	-	-	425	-	425
Sale of common stock, net of issuance costs	2,726,649	3	16,683	-	16,686
Net loss	-	-	-	(7,767)	(7,767)
Balance, June 30, 2022	24,870,623	$25	$346,800	$(268,644)	$78,181

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Six Months Ended June 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(26,218)	$(12,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,994	846
Depreciation & amortization expenses	391	317
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,625)	(47)
Payment of security deposit	-	(299)
Accounts payable and accrued expenses	(1,493)	232
Other revenue deferred – current liability	-	(794)
Long-term license revenue deferred	-	35,000
Operating lease right-of-use assets	(527)	-
Operating lease liabilities	(242)	(222)
Net Cash Used In/Provided By Operating Activities	(28,720)	22,137

Cash Flows Used In Investing Activities:
Purchase of property and equipment	(123)	(277)
Net Cash Used In Investing Activities	(123)	(277)

Cash Flows Provided By Financing Activities:
Payments on finance leases	(2)	(45)
Sales of shares of common stock, net of costs	10,558	16,686
Proceeds from the exercise of stock options	262	-
Net Cash Provided By Financing Activities	10,818	16,641

Net change in cash, cash equivalents, and restricted cash	(18,025)	38,501
Cash, cash equivalents, and restricted cash at beginning of period	109,608	78,221
Cash, cash equivalents, and restricted cash at end of period	$91,583	$116,722

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Nature of Business - Actinium Pharmaceuticals, Inc. develops targeted radiotherapies to meaningfully improve survival for patients with relapsed or refractory disease who have failed existing oncology therapies.

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

The following is a summary of cash, cash equivalents and restricted cash at June 30, 2023 and December 31, 2022:

(in thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$91,276	$108,910
Restricted cash - current	-	396
Restricted cash – long-term	307	302
Cash, cash equivalents and restricted cash	$91,583	$109,608

Restricted cash relates to a certificate of deposit held as collateral for a letter of credit issued in connection with the Company’s lease of corporate office space.

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

Grant Revenue – The Company had a grant from the National Institutes of Health (“NIH”) for research and development related activities that provided for payments for reimbursed costs, which included overhead and general and administrative costs as well as an administrative fee. The Company recognized revenue from grants as it performed services under this arrangement. Associated expenses were recognized when incurred as research and development expense. Revenue and related expenses are presented gross in the consolidated statements of operations.

License Revenue – The Company entered into a product licensing agreement whereby the Company allowed a third party to commercialize a certain product in specified territories using the Company’s trademarks. The terms of this arrangement include payment to the Company for a combination of one or more of the following: upfront license fees; development, regulatory and sales-based milestone payments; and royalties on net sales of licensed products. The Company uses its judgment to determine whether milestones or other variable consideration should be included in the transaction price.

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

Net Loss Per Common Share - Basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the reporting period. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive. For the three and nine months ended June 30, 2023 and 2022, the Company’s potentially dilutive shares, which include outstanding common stock options, restricted stock units and warrants, have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

(in thousands)	June 30, 2023	June 30, 2022
Options	3,418	1,431
Restricted Stock Units	330	-
Warrants	1,445	2,053
Total	5,193	3,484

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

The Company entered into a lease for corporate office space effective June 1, 2022. The lease has a term of 5 years 2 months, with an expiration date on July 30, 2027 and current annual rent of $0.6 million. The Company is also responsible for certain other costs, such as insurance, utilities and maintenance. As of June 30, 2023, the Company has two leases, a corporate office lease and an office equipment lease. Both of these leases have been capitalized in accordance with ASC842. During the six months ended June 30, 2023, the Company spent $0.5 million on improvements at its corporate office space, which has been included in the value of the operating right-to-use asset as of June 30, 2023.

The components of lease expense are as follows:

	Three months ended		Six months ended
(in thousands)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating lease expense	$183	$141	$345	$234

Finance lease cost
Amortization of right-to-use assets	$1	$20	$2	$41
Interest on lease liabilities	$-	$1	$1	$2
Total finance lease cost	$1	$21	$3	$43

Supplemental cash flow information related to leases are as follows:

Cash flow information:

	Six months ended
(in thousands)	June 30, 2023	June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow use from operating leases	$300	$239
Operating cash flow use from finance leases	$2	$2
Financing cash flow use from finance leases	$2	$45

Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$2,605
Finance Leases	$-	$-

Weighted average remaining lease terms are as follows at June 30, 2023:

Weighted average remaining lease term:
Operating leases	4.1 years
Finance Leases	0.5 year

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

Weighted average discount rates:
Operating leases	4.8%
Finance Leases	8.0%

Maturities of lease liabilities are as follows:

(in thousands) Year ending December 31,	Operating Leases	Finance Leases
2023 (excluding six months ended June 30, 2023)	$305	$2
2024	618	-
2025	631	-
2026	643	-
2027	380	-
Total lease payments	$2,577	$2
Less imputed interest	(242)	-
Present value of lease liabilities	$2,335	$2

Note 4 – Other revenue

The Company determined that certain collaborations with a third party are within the scope of ASC 606. The collaboration agreement is made up of multiple modules related to various research activities. The Company identified a single performance obligation to provide research services within each module for which the Company receives monetary consideration. The third party can choose to proceed with each module or can terminate the agreement at any time. The Company recognizes revenue for each module on a straight-line basis over the expected module period. Revenue for succeeding modules is not recognized until all contingencies are resolved, inclusive of the third party’s ability to terminate the module. The consideration is recognized as revenue over each module and revenue of $0.9 million was recognized during the six months ended June 30, 2022. There was no other revenue recognized from a collaboration during the six months ended June 30, 2023.

The Company had a grant from the National Institutes of Health for research and development related activities that provides payments for reimbursed costs, which included overhead and general and administrative costs, as well as an administrative fee. The Company recognized revenue from grants as it performed services under this arrangement. Associated expenses are recognized when incurred as research and development expense. Other revenue recognized from this grant for the six months ended June 30, 2022 was $0.1 million. There was no corresponding revenue for the six months ended June 30, 2023.

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

The Company’s contract liabilities are recorded within Other revenue deferred – current liability or Long-term license revenue deferred in its condensed consolidated balance sheets, depending on the short-term or long-term nature of the payments to be recognized. The Company’s contract liabilities primarily consist of advanced payments from licensees. There was no Other revenue deferred – current liability at June 30, 2023 and December 31, 2022. Long-term license revenue deferred was $35.0 million at June 30, 2023 and December 31, 2022; this deferred revenue will be recognized upon European Union regulatory approval of Iomab-B.

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

For the six months ended June 30, 2023, the Company sold 1.3 million shares of common stock, resulting in gross proceeds of $10.9 million and net proceeds of $10.6 million. For the six months ended June 30, 2022, the Company sold 2.7 million shares of common stock, resulting in gross proceeds of $17.2 million and net proceeds of $16.7 million.

Stock Options

The following is a summary of stock option activity for the six months ended June 30, 2023:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2023	3,396	$8.00	8.85	$15,204
Granted	151	8.85
Exercised	(44)	5.92
Cancelled	(85)	5.76
Outstanding, June 30, 2023	3,418	8.12	8.42	5,293

Exercisable, June 30, 2023	1,126	12.61	7.50	1,306

During the six months ended June 30, 2023, the Company granted stock options to new employees to purchase 151 thousand shares of common stock with an exercise price ranging from $8.05 to $11.60 per share, a term of 10 years, and a vesting period of 4 years. The options have an aggregated fair value of $1.0 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate range from 3.5% to 4.21% (2) expected life of 6 years, (3) expected volatility range from 81.1% to 81.6%, and (4) zero expected dividends.

The fair values of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at June 30, 2023 was $9.0 million related to unvested options, which is expected to be expensed over a weighted average of 3.0 years. During the six months ended June 30, 2023 and 2022, the Company recorded compensation expense related to stock options of $1.7 million and $0.8 million, respectively.

Restricted Stock Units

The following is a summary of restricted stock unit, or RSU, activity for the six months ended June 30, 2023:

(in thousands, except for per-share amount)	RSUs	Weighted Average Grant date Fair Value Per Share ($)
Outstanding, January 1, 2023	325	5.96
Granted	5	8.31
Vested	-	-
Outstanding, June 30, 2023	330	6.00

The RSUs vest at the earliest of a change of control event, the termination of the recipient’s continuous service status for any reason other than by the Company for cause and the third anniversary of the date of the grant. The fair value of the RSUs, $2.0 million, was determined based on the stock prices on the dates of the grants and each RSU grant is being recognized over its respective three-year period. The unrecognized compensation expense at June 30, 2023 of $1.4 million is expected to be expensed over a weighted average of 2.2 years. During the six months ended June 30, 2023, the Company recorded compensation expense related to RSUs of $0.3 million. There was no compensation expense related to RSUs for the six months ended June 30, 2022.

Warrants

Following is a summary of warrant activity for the six months ended June 30, 2023:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2023	1,443	$16.58	1.33	$5
Granted	2	8.30	10.00
Expired	-	-
Outstanding, June 30, 2023	1,445	$16.58	0.84	$-

Exercisable, June 30, 2023	1,440	$15.94	0.83	$-

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

Description of Business

Actinium Pharmaceuticals, Inc. (“Actinium”) develops targeted radiotherapies intended to meaningfully improve survival for patients with relapsed or refractory cancer who have failed existing therapies. Our vision is to build a specialty, hospital-focused, radiotherapeutics company that develops and markets medicines for patients who are treated primarily in large quaternary care hospitals and their catchment areas.

Pipeline Highlights

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

Our Iomab-B and Actimab-A product candidates potentially fill the major unmet medical needs in r/r AML in a complementary fashion as they are directed at different parts of the patient journey. Iomab-B is being developed as a targeted bridging therapy candidate that we believe could provide both disease control and conditioning in one agent. We believe results from our Phase 3 SIERRA trial demonstrate the possibility for unprecedented access to a BMT and improved survival in unfit patients who are currently not considered transplantable in routine clinical practice. We are developing Actimab-A as a targeted therapy candidate for fit patients. Actimab-A has demonstrated an extension in survival in a proof-of-concept study and is poised for advanced development in collaboration with the NCI, or National Cancer Institute (“NCI”). Together, we believe these two product candidates could provide us the opportunity to transform the treatment of AML, especially in the relapsed and refractory segment which represents over 50% of AML patients.

We announced in October 2022 that Iomab-B met the primary endpoint of durable Complete Remission (“dCR”) with a high degree of statistical significance (p<0.0001) in the pivotal Phase 3 Study of Iomab-B in Elderly Relapsed or Refractor AML, or “SIERRA trial.” In February 2023, we announced full trial results, demonstrating unprecedented transplant access and improved outcomes in patients with r/r AML, with double 1-year and median overall survival (“OS”) compared to control arm patients. These data were presented at the 2023 Tandem Meetings aka the Transplantation & Cellular Therapy (“TCT”) Meetings of the American Society for Transplantation and Cellular Therapy (“ASTCT”) and the Center for International Blood & Marrow Transplant Research (“CIBMTR”). We believe these results from the SIERRA trial may provide the opportunity, if we are able to obtain U.S. Food and Drug Administration (“FDA”) approval, to establish Iomab-B as a new standard of care.

The results from the SIERRA trial were recently presented and discussed at major bone marrow transplant and hematology medical conferences, nuclear medicines conference and nursing congress, which is helping to broaden the awareness of Iomab-B among members of the relevant medical and scientific communities as we prepare for potential commercialization if we achieve FDA approval. Including TCT, the SIERRA Phase 3 results have now been highlighted in oral presentations at four international medical conferences in the U.S. and EU attended by key Iomab-B stakeholders including bone marrow transplant physicians, hematologists and nuclear medicine physicians. On April 27, 2023, the results from the SIERRA trial were also showcased at the European Society for Blood and Marrow Transplantation (“EBMT”) 49th Annual Meeting, which was well-attended by the European transplant community. Also in April 2023, two posters that detailed clinical findings from the SIERRA trial sites were presented at the 48th Annual Oncology Nursing Society (“ONS”) Congress. We believe that the scientific community present at such events took note of the successful administration of Iomab-B infusions at various BMT centers, which was done without increasing radiation exposure risks to treating nursing staff. SIERRA results were also awarded an oral presentation at the European Hematology Association (“EHA”) 2023 Hybrid Congress and presented in Frankfurt, Germany on June 10, 2023. The SIERRA results were also presented at the Society for Nuclear Medicine and Molecule Imaging (“SNMMI”) annual meeting on June 26, 2023 and was awarded the Henry N. Wagner, Jr., Abstract of the Year award, which represents the top selection out of more than 1,500 abstracts accepted for presentation.

We are actively working on launching an early access program (“EAP”) for Iomab-B. We are also working towards completing and submitting our Biologics License Application (“BLA”) for Iomab-B to the FDA by the end of 2023 and if approved, we intend to commercialize Iomab-B in the U.S. We are committed to bringing Iomab-B to patients globally and are working with Immedica AB (“Immedica”), our European, Middle East and North Africa (“EUMENA”) partner, for the subsequent marketing authorization application (“MAA”) of Iomab-B with the European Medicines Agency (“EMA”). Europe represents a large commercial market opportunity with approximately twice as many transplants performed in Europe compared to the U.S.

Actimab-A is being developed under what we believe to be the current industry-leading clinical-study program utilizing the potent alpha radiation emitting isotope Actinium-225 (“Ac-225”) with clinical data in approximately 150 patients treated over six clinical trials. The potent linear energy transfer emitted by Ac-225 has no known resistance mechanism. Actimab-A is being developed in combination with other regimens to exploit mechanistic synergies and leverage the mutation-agnostic mechanism of action of Ac-225 with the objective of establishing it as a backbone therapy in AML, an extremely heterogenous disease.

We believe our Actimab-A + CLAG-M therapeutic combination trial results in r/r AML provide validation of this approach. Such results were presented at the American Society of Hematology (“ASH”) 2022 Annual Meeting & Exposition in December 2022. Phase 1 results from the Actimab-A + CLAG-M combination trial showed high response rates and minimal residual disease (“MRD”) negativity, translating to a survival benefit of 53% and 32% at one and two years in patients who are typically expected to live two to four months. At the same meeting, we shared Phase 1 data showing that the combination of Actimab-A + venetoclax was well-tolerated with responses, including a Complete Remission (“CR”) and a partial response in early dose escalation cohorts. We believe the promise of these results have paved the way for the NCI Cooperative Research and Development Agreement (“CRADA”), announced on February 6, 2023, to develop Actimab-A for the treatment of patients with AML and other hematologic malignancies. Under the CRADA, Actinium expects to initiate the late-stage development of Actimab-A, including a potential pivotal trial, in combination as a backbone therapy for r/r AML and expects to update on the program and timing by end of the second half of 2023.

To explore the potential for a broader development opportunity with our Actimab-A program, we are studying the potential use of Actimab-A in solid tumor indications through our R&D efforts. CD33-expressing myeloid derived suppressor cells (“MDSCs”) are present within the tumor microenvironment and exert immunosuppressive effects. On April 18, 2023, we presented preclinical data at the Association for Cancer Research (“AACR”) Annual Meeting that depicted Actimab-A’s role in the tumor microenvironment to overcome immunosuppression driven by MDSCs. We believe that our findings thus far show Actimab-A’s potential to selectively deplete MDSCs in lung and colorectal cancer. Actimab-A also demonstrated superior depletion of human MDSCs compared to Mylotarg, a CD33-targeted antibody-drug conjugate (“ADC”) in colorectal cancer (p<0.01), highlighting the powerful cytotoxicity and potential therapeutic benefit of radiotherapy compared to naked antibodies or ADCs. We believe that the data we have gathered to-date continues to support our objective to demonstrate the potential for Actimab-A to be a backbone therapy to broadly improve antitumor activity of immunotherapies and other therapeutic modalities.

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

Our platform has been used to develop a pipeline of novel radiotherapeutic assets to drive company growth. Preclinical pharmacology studies with our targeted radiotherapeutics, such as HER3-ARC, HER2-ARC or CD33-ARC, have shown strong improvement in tumor growth inhibition in various preclinical tumor models as single agents or in combination with immunotherapy such as magrolimab, an anti-CD47 monoclonal antibody. These results have prompted the team to spearhead efforts in multiple solid tumor programs.

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

With the approximately $91.2 million cash on hand as of June 30, 2023, we expect to fund operations through 2025 as we continue to drive ahead in executing our strategy to realize our vision.

Market Opportunity

The market opportunity for Iomab-B and Actimab-A, as depicted in the diagram below, exists in AML and for cellular therapy conditioning in various blood cancers. We believe that Iomab-B and Actimab-A can fill the major unmet medical needs in r/r AML in a complementary fashion as they are utilized in different parts of the patient treatment journey. The incidence of AML is approximately 21,000 patients per year, with a prevalence of approximately 70,000 in the U.S., (approximately 27,500 new patients per year in Europe) and the disease has an outsized economic impact relative to its population size. Over 50% of patients diagnosed with AML will develop relapsed or refractory disease, with a median age of 68 years at diagnosis. Despite 11 new approved therapies since 2017, no significant advancements have been made toward a cure and there is an important unmet medical need for better therapeutics, which provide the opportunity for Actimab-A. Actimab-A is a targeted radiotherapy for fit patients that has demonstrated an impressive improvement in survival in a proof-of-concept study and is poised for advanced development in collaboration with the NCI. Using Actimab-A in combination with chemotherapy or a targeted therapy, we have the potential opportunity to treat both newly diagnosed or r/r AML patients, with the potential addressable population comparable to the prevalence of patients with AML.

Today, less than 20% of AML patients are able to access a BMT, currently the only potentially curative option. These patients are usually younger, fit, and able to withstand the challenges associated with this treatment, leaving the large majority of AML patients ineligible for transplant. This provides an opportunity for Iomab-B, which has demonstrated the ability to enable unfit patients to benefit from a BMT. Thus Iomab-B can potentially expand the market from the approximately 400 r/r AML patients who are transplanted currently to approximately 8,000 unfit patients that could be eligible for transplant. Iomab-B has also demonstrated the ability to improve BMT access with extended survival and potentially curative outcomes in several other hematological diseases outside of AML. Several clinical trials in over 300 patients with myelodysplastic syndromes (“MDS”), acute lymphocytic leukemia (“ALL”), Hodgkin’s lymphoma (“HL”), Non-Hodgkin lymphoma (“NHL”) and multiple myeloma (“MM”) have demonstrated the same value proposition as in AML. This data provides a potential opportunity to expand the market for Iomab-B beyond AML via label expansion. In the U.S., there are approximately 185,000 patients diagnosed annually with blood cancers (e.g., leukemia, lymphoma, and myeloma) that are treatable with BMT, of which, approximately 20,000 are transplanted, leaving greater than 165,000 patients who could potentially benefit from transplant. These patients do not receive a BMT today primarily because they are unfit with active disease and are not considered eligible, as they cannot tolerate the rigors of therapy required to induce a remission and the conditioning agents required to ablate the marrow prior to a BMT.

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

Our Strategy

Actinium’s strategy is to build a fully integrated, specialty radiotherapeutics company focused on the top 100 cancer hospitals using the power of our platform to deliver new treatment options for patient populations living with high unmet medical needs in hematology and oncology. We believe our focus on relapsed or refractory disease in cancer indications with high unmet medical need, with limited or no competition, and where the primary delivery of care occurs in large comprehensive cancer care centers, is the appropriate strategy for our company. The cell killing power of linear energy transfer delivered via radiotherapeutics is unmatched by other technologies and we believe relapsed/refractory disease is an area where radiotherapeutics can succeed over other approaches. However, radiotherapeutics must be delivered on a just-in-time basis, and commercial and supply chain barriers are higher than with other types of medicines. The validity of our approach is demonstrated by our product development strategy as well as the commercial and operating model that we are building for our lead product candidates, Iomab-B and Actimab-A.

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

Iomab-B and Actimab-A have the potential to significantly improve r/r AML outcomes in a complementary manner

The operating model required to achieve our vision is attractive for several reasons, including the concentrated point of care; the top 50 transplant centers account for approximately 75% of BMTs and the top 100 hospitals treat over 50% of r/r AML patients. Further, there is significant overlap in the healthcare providers and ecosystem required to diagnose, treat and care for r/r AML patients within these hospitals, which will enable us to deploy a relatively small commercial organization and operate a supply chain without the need for large investments.

Our product pipeline is targeting a broader opportunity in conditioning via label expansion of Iomab-B into BMT for other blood cancers and with Iomab-ACT, our next generation conditioning program for rapidly growing cell and gene therapies. Further, our solid tumor programs are initially directed at r/r cancers, a stage of disease where treatment is again concentrated in large hospitals, which account for a significant portion of patients. We believe our strategy will enable us to build a successful company with high operating efficiencies and is feasible to achieve without requiring a commercial partner.

Our strategic priorities are to:

●	Establish Iomab-B as the standard of care to improve BMT access and survival outcomes in r/r AML patients who are currently not considered transplantable in routine clinical practice: We intend to file a BLA in the second half of 2023 based on the positive results from the Pivotal Phase 3 SIERRA trial and leverage our operating track record at key cancer centers to build an organization that can effectively commercialize Iomab-B. By virtue of the SIERRA trial, we have established operations at 24 leading BMT centers in the U.S (22) and Canada (2) that represent about 30% of transplant volume and have strong working partnership with Key Opinion Leaders (“KOLs”) and their teams. The SIERRA results demonstrating unprecedented access to BMT and outcomes along with our commitment to operational excellence provides a strong foundation for our commercial team in the U.S. We will also work with our partner Immedica to file the MAA for the EU and support Iomab-B’s potential approval and launch with our expertise, as well as supply drug product for commercialization.

●	Advance Actimab-A in combinations as a backbone therapy for r/r AML: We intend to progress late-stage development of Actimab-A to leverage its mutation-agnostic mechanism of action (“MOA”) and exploit synergies in combination with other treatments to develop it as an AML backbone therapy. This approach is validated by proof-of-concept data from our Actimab-A + CLAG-M combination trial in r/r AML, which included 57% of patients who had failed venetoclax and are expected to live two to four months on average. The results demonstrated high response rates overall and in these venetoclax failed patients’ median OS was 59% at one year and 32% at two years. Our collaboration with the NCI under the CRADA could provide broad support for late-stage development of Actimab-A + CLAG-M and also other clinical trials to broaden use of Actimab-A. Actimab-A, if approved, would enable us to launch a second product that is complementary to Iomab-B and fulfill our ambition of transforming the treatment outcomes of r/r AML and expand our commercial footprint into the remaining top 100 cancer care centers outside of the leading BMT hospitals.

●	Expand the Iomab-B label and revenue stream via life cycle management: We intend to leverage data from several clinical trials that demonstrate the ability of Iomab-B to improve BMT access and outcomes in five additional hematologic indications. These data in MDS, ALL, HL, NHL and MM provide the foundation to expand the label for Iomab-B and increase its market potential. In AML, we would seek label expansion into haploidentical transplants, earlier lines of treatment and younger patients below the age of 55, the cutoff in the SIERRA trial. As much as possible, we would seek to use investigator sponsored trials as the primary strategy for label expansion in order to maximize capital utilization.

●	Further expand our conditioning franchise by developing Iomab-ACT for cell and gene therapies: We plan to develop Iomab-ACT to be used for either lymphodepletion or reduced intensity conditioning prior to CAR-T and gene therapies. Similar to BMT, access and outcomes of patients who might benefit from these therapies is currently limited by sub-optimal chemotherapy-based conditioning agents. The number of patients potentially eligible for Iomab-ACT is growing with increased availability of commercial cell and gene therapy products, as well as the expanding number of indications. We are studying Iomab-ACT in conditioning prior to CAR-T cellular therapy via a National Institutes of Health (“NIH”) funded clinical trial with Memorial Sloan Kettering Cancer Center (“MSKCC”). We expect to present proof-of-concept data from this study in the second half of 2023 and announce further development of this program in the CAR-T space.

●	Leverage our R&D capabilities and technological prowess to advance our solid tumor programs and partnerships: We intend to continue to direct our R&D effort to advance our solid tumor programs into the clinic and support life cycle management for Iomab-B and Actimab-A. Our solid tumor programs and technological capabilities are validated by our partnerships with Astellas, LG Chem, and EpicentRx. Our R&D capability is demonstrated by our patent portfolio with over 200 issued and pending patent applications worldwide which include protection for Iomab-B into 2037. Our IP portfolio also includes several patent families to manufacture Ac-225 in a cyclotron and includes valuable know-how.

●	In keeping with our strategic vision over the next five years, we plan to first focus on ensuring an Iomab-B approval and successful launch into core BMT centers to support commercial success. We intend to expand the Iomab-B label and revenue stream while progressing the development of Actimab-A by leveraging the NCI CRADA. We will progress the development of Iomab-ACT to proof-of-concept and explore potential partnerships as a means to achieve commercialization. Our solid tumor programs will progress toward the clinic as we continue to build out our commercial footprint into the top 100 hospitals leaving us positioned to develop them in line with our vision. With commercial dynamics aligning favorably for a successful Iomab-B launch and with late-stage development of Actimab-A in collaboration with the NCI, we plan to deliver on our mission to transform the treatment of AML and patient outcomes, and create a highly differentiated, specialty radiotherapeutics company focused on the top 100 large hospitals.

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

The current approach in preparing patients for a BMT is to first induce a remission with therapeutic agents to reduce the disease burden and then suppress or destroy the patient’s immune system, including the diseased bone marrow, with conditioning regimens prior to transplanting the healthy donor hematopoietic stem cells, which are expected to restore normal bone marrow function following engraftment. As this approach requires patients to withstand multiple challenges from non-targeted therapies, which include chemotherapy agents and/or total body irradiation that are highly toxic, BMT is typically limited to FIT patients. Iomab-B is a targeted therapy that provides both disease control (induction) and conditioning in one agent and is well-tolerated even by UNFIT patients who typically are not transplanted in routine practice today. The SIERRA trial was designed to demonstrate that UNFIT patients with active disease could be administered Iomab-B and proceed directly to a BMT without the need for inducing a remission and that this approach could result in improved survival and curative outcomes. As seen by the positive results of the SIERRA trial detailed below, Iomab-B represents an exciting new paradigm in the management of AML patients and establishes a potential new standard of care especially for UNFIT patients in the relapsed or refractory setting.

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

The ASAP approach is limited to only FIT patients as the UNFIT patients treated in SIERRA could not tolerate ASAP’s highly toxic sequential conditioning approach. Sequential conditioning is not novel as a similar trial to ASAP was conducted by the UK National Cancer Research Institute in 2019, which did not show any benefit from this approach in high-risk AML and MDS patients (Craddock et al. Augmented Reduced Intensity Regimen Does Not Improve Post allogeneic Transplant Outcomes in Acute Myeloid Leukemia. J Clin Oncol. 2021).  The SIERRA trial results therefore can change the paradigm in transplant because non-transplantable patients in routine clinical practice can benefit from a transplant with Iomab-B and have superior outcomes. While both approaches in these trials support increased access to BMT, only Iomab-B is applicable to the unfit patients who comprise approximately 80% of r/r AML patients and can potentially expand the market for transplant.

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

Patients must be able to overcome several challenges related to curative BMT. The first access challenge is that the patient needs to be in complete remission prior to BMT. The current clinical practice is not to transplant patients with active AML as outcomes are poor due to high relapse rates. The National Comprehensive Cancer Network (“NCCN”) guidelines also recommend treatment to achieve remission prior to transplant in patients with relapsed AML. The second challenge to access is tolerance to current conditioning regimens. For older patients, myeloablative regimens are not an option due to intense toxicity and mortality. The third challenge is the ability to achieve post-BMT remission and successful engraftment. Inadequate conditioning can lead to graft failure, which is associated with very high mortality. Patients who fail to achieve a CR post-transplant have extremely poor outcomes and a survival of a few weeks. The fourth challenge relates to BMT tolerability and post-BMT complications. The conditioning and immunosuppressive regimens given to these patients put them at high risk for infectious complications and toxicity. In the SIERRA trial, Iomab-B addressed all four of these challenges. Access to BMT is improved as CR is not needed pre-BMT given effective disease control and targeted myeloablation. With better post-BMT engraftment, CR and lower complications, the SIERRA trial also addressed the challenges related to improved outcomes through Iomab-B.

The SIERRA results, presented in the late-breaker session at the 2023 Tandem Meetings: Transplantation & Cellular Therapy Meetings of the ASTCT and the CIBMTR, support Iomab-B’s value proposition of enabling both improved access and outcomes of a BMT, thereby providing a significant curative option for r/r AML patients, a segment that represents approximately 50% of all AML patients and the majority not transplanted today. The design of the SIERRA trial is provided in the figure below.

SIERRA: A Novel, Pivotal Phase 3 Study of Iomab-B in r/r AML

The pivotal Phase 3 SIERRA trial was a 153-patient, randomized, multi-center, controlled trial of Iomab-B in patients aged 55 and above with active r/r AML, who were heavily pre-treated and had high-risk characteristics. Patients enrolled had blast counts of 5% or greater in the marrow or circulating blasts suggestive of active AML. In this study, Iomab-B was compared to the control arm that allowed physician’s choice of over 20 available agents, including chemotherapies and/or targeted therapies such as venetoclax (BCL-2 inhibitor), FLT3 inhibitors, IDH inhibitors and Mylotarg, reflecting current best treatment practices attempting to get patients to CR. The control arm included recently approved AML therapies that were added to the SIERRA protocol as they became available. The crossover arm was designed in SIERRA for an equipoise that offered Iomab-B to patients failing to achieve a CR on the control arm with an intent to rescue them by taking them to transplant. Of note, SIERRA had highly restrictive optionality for post-transplant maintenance. Patients with active, r/r AML are not considered eligible for BMT with current approaches and the SIERRA trial was the only randomized Phase 3 trial to offer BMT as a treatment option for this patient population. These patients would not be offered BMT in standard practice and therefore have dismal survival outcomes of two to three months. The primary endpoint of the SIERRA trial was dCR of 6-months and the secondary endpoints are OS and Event-Free Survival (“EFS”). The comparison of OS in subjects randomized to the control arm who crossed over to receive Iomab-B versus all others in the control group was an exploratory efficacy endpoint.

As seen in the graphic below, the primary endpoint of 6-month dCR was met with a high degree of statistical significance (p<0.0001). 75% of patients (44/59) receiving Iomab-B achieved an initial remission 30 days after their BMT compared to 6.3% of patients (4/64) in the control arm. 22% of the patients receiving Iomab-B maintained dCR lasting 6-months or more despite limited optionality for post-transplant maintenance, while none of the patients on the control arm achieved dCR. The current standard practice is to administer post-transplant maintenance therapy to reduce chances of relapse. The results presented below are on a per protocol basis, which means that only data that was in strict adherence to the protocol without any deviations was considered for the analysis. It is important to note that the p-value of the primary endpoint in the Intent-to-Treat (“ITT”) analysis was <0.0001, the same as the per protocol analysis.

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

Kaplan-Meier Plot of Overall Survival ‒ Iomab-B, Crossover, and Non-Crossover Control Arm

Iomab-B produced a significant and clinically meaningful improvement in the secondary endpoint of EFS, with a 78% reduction in the probability of an event (Hazard Ratio=0.22, p<0.0001 for both per protocol and ITT basis). EFS at 6-months for the Iomab-B arm was 28% compared to 0.2% for the control arm. In the SIERRA trial, an event is defined as one of the following: a patient not achieving CR/CRp or crossing over, patient not receiving BMT, a patient relapsing or death.

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

We intend to commercialize Iomab-B in the U.S. The commercial opportunity is supported by favorable dynamics, summarized by the “Three Ps and Two Cs”:

●	Patients: With its promising profile, Iomab-B provides the opportunity for unprecedented BMT access and better outcomes for patients, with favorable safety and tolerability

●	Physicians: Our goal is to help physicians make BMT an option for a vast majority of r/r AML patients who currently are unable to access transplant without disruption to current practice. Patients are able to return to their referring physicians for post-BMT follow-up, and long-term care

●	Payers: Iomab-B potentially unlocks value through getting patients safely to effective, potentially curative transplants, with improved outcomes and a manageable safety and tolerability profile

●	Competition: While there have been multiple new product approvals in AML over the last several years, they primarily focus on addressing genetic mutations, with limited competition in conditioning to increase access to BMT. We do not see direct or indirect visible competition for Iomab-B in the 5-to-10-year horizon to impair the commercial success of Iomab-B

●	Concentrated Call Points: The commercialization for Iomab-B will benefit from a concentrated market. The top 50 centers perform 75% of BMTs and tend to be concentrated in metropolitan areas. These factors allow for commercialization delivered by a focused 35–50-person commercial organization.

The favorable commercial dynamics for Iomab-B in the U.S. are further supported by the strong foundation of core competencies developed during the successful execution of the SIERRA trial at leading high-volume BMT centers. We established and actively managed an end-to-end supply chain, never missing a patient dose, and were able to treat 60% more patients than expected due to the high number of crossover patients. We focused on operational excellence at the point of care, working in partnership with leading KOLs and their teams to successfully execute SIERRA at a wide array of centers. As a result, we have broad reach across leading BMT centers that account for 30% of BMT volume, which speaks to the concentration of the BMT market. The positive SIERRA results of unprecedented access and outcomes along with our commitment to operational excellence provide a strong foundation for our commercial team.

In April 2022, Actinium licensed the EUMENA commercial rights for Iomab-B to Immedica, an independent pharmaceutical company headquartered in Sweden. Immedica has significant know-how and experience in commercializing niche and specialty care products across Europe and the Middle East, with extensive regulatory and commercial expertise and capabilities. Actinium will continue to be responsible for certain clinical development activities and Iomab-B manufacturing and will retain commercialization rights in the U.S. and rest of the world. Currently, there an estimated ~7,200 BMTs for AML in EUMENA, two times that of the U.S., performed in a concentrated number of centers. The incidence rate of AML in Europe is 3.7 per 100,000, or ~27,500 new patients per year. Actinium received an upfront payment of $35 million USD with the potential for an additional $417 million USD in regulatory and sales milestones and mid-twenty percent royalties. Iomab-B has been granted Orphan Drug Designation by the EMA and has received positive Scientific Advice from EMA that the SIERRA trial can support a marketing authorization with filing expected in 2024.

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

These trial results were presented as an oral presentation at the 2022 ASH Annual Meeting. In this difficult-to-treat r/r AML population, the results demonstrate its high potential. We reported 1-year survival of 53% and 2-year survival of 32%, which are as much as double what can be expected with currently available therapies. The trial showed an Overall Response Rate (“ORR”) of 65% across all dose cohorts, 52% complete remission rate, and a 75% MRD negativity rate. As highlighted in the figure below, the results are highly encouraging and show that the high rates of responses and MRD negativity are translating to a meaningful survival benefit in these difficult-to-treat patients, who would otherwise have dismal outcomes.

Actimab-A + CLAG-M – Impressive Response and Survival Benefit in r/r AML

Actimab-A + CLAG-M Compared to CLAG-M Alone in r/r AML

Efficacy of CLAG-M has been reported in older studies (Halpern and Walter. CLAG-M with dose-escalated mitoxantrone for adults with acute myeloid leukemia. Oncotarget 2018 and Mushtaq et al. Comparison of Salvage Chemotherapy Regimens in Relapsed/Refractory Acute Myeloid Leukemia. ASH 2018) in patients with r/r AML, however, almost all of these studies were conducted in the pre-targeted therapy era where no patients enrolled had prior venetoclax-based therapy, thus efficacy data of CLAG-M in the current era, in patients exposed to prior venetoclax, or with other high-risk features, is limited. When combined with Actimab-A, the combination has demonstrated a clinically significant survival benefit in a proof-of-concept study irrespective of prior targeted treatment. R/R AML after failing venetoclax-based therapy is associated with dismal survival outcomes, with a median OS of less than 3 months. In comparison, the combination trial of Actimab-A + CLAG-M led to 1-year survival of 59% and 2-year survival of 32% in patients who failed prior venetoclax-based therapy, which compares very favorably to the traditional outcomes in these patients.

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

Background on Actimab-A

Actimab-A is an anti-CD33 antibody linked to the potent alpha-emitting radioisotope Ac-225. Actimab-A targets CD33, which is expressed in virtually all malignant cells in patients with AML regardless of cytogenetics or mutations and enables potent alpha radiation to be directed against radiosensitive AML cells. These cells have no known resistance or repair mechanisms when hit with the alpha particles from the Ac-225 isotope payload that cause double stranded DNA breaks. We believe Actimab-A is the first radiotherapeutic for r/r AML and has the unique value proposition of broad applicability, a differentiated mechanism of action, and targeted precision that is well-tolerated with minimal toxicity. Our CD33 development program is driven by data obtained from approximately 150 AML patients in six trials and demonstrated single agent activity with high response rates, but was also associated with prolonged neutropenia. A combination strategy was considered appropriate given the changing treatment landscape of AML; hence, based on presumed mechanistic synergies, an investigator-initiated trial of Actimab-A + CLAG-M and a company-sponsored Actimab-A + venetoclax were developed and patients were enrolled into these studies.

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

Preclinical data showed a single, low-dose of Iomab-ACT demonstrated lymphodepletion and as CD45 positive immune cells are implicated in major CAR-T side effects, i.e., cytokine release syndrome (“CRS”) and immune effector cell–associated neurotoxicity syndrome (“ICANS”), Iomab-ACT has the potential to be developed as a conditioning agent for CAR-T therapies. CRS and ICANS remain two most common toxicities of CAR-T therapies with severe cases (>Grade 3) seen in >20% of patients and fatality rates between 0-10%. Due to its effect on host monocytes/macrophages, we believe conditioning with Iomab-ACT will potentially reduce the incidence of CRS and ICANS.

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

R&D and Preclinical Programs

Our R&D efforts yield differentiated, high-value programs that demonstrate our experience across multiple validated cancer targets and isotopes and cover broad areas of focus leveraging our clinical development experience across hematology, targeted conditioning, solid tumors, and next generation radiotherapies. Our programs also inform the advancement of our Iomab-B, Actimab-A, and Iomab-ACT programs. We have utilized our technology platform to develop our clinical portfolio in hematology – Iomab-B and Actimab-A, in conditioning for transplant and as a therapeutic, respectively. Our research collaborations with Astellas, LG Chem, and EpicentRx establish our work with immunotherapies and in solid tumors. We are working on several preclinical programs which include novel approaches to established targets such as HER2 and HER3, as well as novel targets that show immense potential for radiotherapeutic approaches. Underpinning our development programs is our expanded patent portfolio of over 200 issued patents and pending patent applications worldwide.

Our platform has been used to develop a pipeline of novel radiotherapeutic assets to drive company growth. Preclinical pharmacology studies with our targeted radiotherapeutics, such as HER3-ARC, HER2-ARC or CD33-ARC, have shown strong improvement in tumor growth inhibition in various preclinical tumor models as single agents or in combination with immunotherapy such as magrolimab, an anti-CD47 monoclonal antibody. These results have prompted the team to spearhead efforts in multiple solid tumor programs.

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

We have also aligned our R&D strategy of advancing solid tumors with HER3 into the clinic with our Actimab-A program. On April 19, 2023, we announced encouraging preclinical proof-of-concept data at the AACR 2023 Annual Meeting showcasing the anti-tumor effects of HER3-targted radiotherapy using multiple therapeutic radionuclides in preclinical models of high unmet need malignancies. Actinium’s HER3-ARC conjugated to either Ac-225 or Lu-177 showed highly significant tumor growth suppression (p<0.0001) in an ovarian cancer model compared to bevacizumab, an anti-VEGF monoclonal antibody indicated in ovarian cancer. Data presented also showed promising antitumor activity in a preclinical model of colorectal cancer, a highly aggressive malignancy, including a significant reduction in tumor growth (p<0.0001), when dosed with 225Ac-HER3-ARC. Actinium’s HER3-targeted radiotherapy displayed strong anticancer activity when conjugated to either alpha-emitting Actinium-225 or beta-emitting Lutetium-177 in models of two high unmet need cancers, highlighting its therapeutic potential for HER3+ malignancies. The consistent overexpression of HER3 in multiple solid tumor types, including ovarian, renal, prostate, urothelial, breast, and lung cancers suggests broad utility of a HER3-targeted agent in a clinical setting.

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

Manufacturing

For Iomab-B, we have established an actively managed end-to-end supply chain that encompasses isotope sourcing through drug administration at the point of care. Our end-to-end supply chain did not miss a patient dose in our international, 24-site SIERRA Phase 3 clinical trial including 40 additional patients that crossed over from the control arm to receive Iomab-B. We have scaled up and have commercially viable manufacturing operations in place to support U.S. and international commercial sales.

Actinium has commercial agreements with Contract Development and Manufacturing Organizations (“CDMOs”) with significant experience in monoclonal antibodies (“mAbs”) and final radio-labeled drug products. The CDMO we have selected to manufacture the finished drug product to support our commercial activity has been previously inspected by the FDA and EMA. We have scaled deliberately for manufacturing flexibility to ensure readily available drug product upon FDA approval and the ability to ramp up rapidly to meet commercial demand.

We have multiple isotope supply agreements and qualified vendors in place to supply isotopes for commercial production.

Intellectual Property

Our proprietary technology platform is supported by IP, know-how and trade secrets that cover the generation, development, methods of use and manufacture of targeted radiotherapies and their select components. Our IP covers various methods of use in multiple diseases, including indication, dose and scheduling, radionuclide warhead, and therapeutic combinations.

As of August 2023, our patent portfolio is comprised of over 200 issued patents and pending patent applications worldwide, which we believe constitutes a valuable business asset. Our IP includes 45 patent families, including key patents that relate primarily to our radiotherapeutic candidates. Our patent portfolio includes 12 issued patents and 39 pending patent applications in the U.S., and 151 that are issued or pending internationally. The effective lives of the issued patents in our portfolio, or patents that may issue from the pending applications in our portfolio, ranges from expirations between 2024 and 2043.

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

Results of Operations – Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Three Months Ended June 30,
(in thousands)	2023	2022

Revenue:
Revenue	$-	$-
Other revenue	-	45
Total revenue	-	45

Operating expenses:
Research and development, net of reimbursements	11,081	4,662
General and administrative	4,561	3,233
Total operating expenses	15,642	7,895

Other income:
Interest income – net	461	83
Total other income	461	83

Net loss	$(15,181)	$(7,767)

Revenue

We recorded no commercial revenue for the three months ended June 30, 2023 and June 30, 2022.

Other revenue

We determined that certain collaborations with a third-party were within the scope of Topic ASC 606, Revenue Recognition from Contracts with Customers, or ASC 606. The collaboration agreement was made up of multiple modules related to various research activities. While the third party had the option to terminate the agreement at the conclusion of any module, we identified a single performance obligation to provide research services within each module for which we received monetary consideration. The consideration was recognized to revenue over each module and revenue of $45 thousand was recognized during the three months ended June 30, 2022. There was no corresponding revenue recognized from a collaboration during the three months ended June 30, 2023.

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

Our contract liabilities are recorded within Other revenue deferred – current liability or Long-term license revenue deferred in our condensed consolidated balance sheets depending on the short-term or long-term nature of the payments to be recognized. Our contract liabilities primarily consist of advanced payments from licensees. There was no Other revenue deferred-current liability at June 30, 2023 and December 31, 2022. Long-term license revenue deferred was $35.0 million at June 30, 2023 and December 31, 2022, resulting from the receipt from Immedica; this deferred revenue will be recognized upon European Union regulatory approval of Iomab-B.

Research and Development Expense, net of reimbursements

Research and development expenses of $11.1 million for the three months ended June 30, 2023 increased $6.4 million from $4.7 million for the three months ended June 30, 2022. Higher research and development expenses were primarily due to increased CMC activity related to the planned BLA filing for Iomab-B in the second half of 2023, as well as increased compensation of $1.5 million resulting from higher headcount.

General and administrative expense

General and administrative expenses of $4.6 million for the three months ended June 30, 2023 increased by $1.4 million from $3.2 million for the three months ended June 30, 2022. Higher expenses were primarily due to increased compensation of $0.5 million resulting from higher headcount, higher non-cash equity compensation of $0.5 million, as well as higher professional and consulting fees, including recruiting fees.

Other income

Other income is comprised of net interest income in both reporting periods. The amount for the three months ended June 30, 2023 of $0.5 million increased from $0.1 million for the three months ended June 30, 2022 due to a higher average interest rate.

Net loss

Net loss of $15.2 million for the three months ended June 30, 2023 increased by $7.4 million from $7.8 million for the three months ended June 30, 2022 primarily due to higher research and development expenses and general and administrative expenses.

Results of Operations – Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Six Months Ended June 30,
(in thousands)	2023	2022

Revenue:
Revenue	$-	$-
Other revenue	-	985
Total revenue	-	985

Operating expenses:
Research and development, net of reimbursements	18,930	9,031
General and administrative	8,296	4,968
Total operating expenses	27,226	13,999

Other income:
Interest income – net	1,008	118
Total other income	1,008	118

Net loss	$(26,218)	$(12,896)

Revenue

We recorded no commercial revenue for the six months ended June 30, 2023 and June 30, 2022.

Other revenue

We determined that certain collaborations with a third-party were within the scope of ASC 606. The collaboration agreement was made up of multiple modules related to various research activities. While the third party had the option to terminate the agreement at the conclusion of any module, we identified a single performance obligation to provide research services within each module for which we receive monetary consideration. Other revenue of $0.9 million was recognized during the six months ended June 30, 2022. There was no corresponding revenue recognized from a collaboration during the six months ended June 30, 2023.

The National Institutes of Health awarded us a Small Business Technology Transfer cost reimbursable grant to support a clinical collaboration with Memorial Sloan Kettering Cancer Center, or MSK, to study Iomab-ACT, our CD45-targeted conditioning program to achieve lymphodepletion prior to administration of a CD19-targeted CAR T-cell therapy developed at MSK. We recognized other revenue from this grant for the six months ended June 30, 2022 of $0.1 million. There was no corresponding revenue recognized for the six months ended June 30, 2023.

Research and Development Expense, net of reimbursements

Research and development expenses of $18.9 million for the six months ended June 30, 2023 increased $9.9 million from $9.0 million for the six months ended June 30, 2022. Higher research and development expenses were primarily due to increased CMC activity related to the planned BLA filing for Iomab-B in the second half of 2023, as well as increased compensation of $2.5 million resulting from higher headcount.

General and administrative expense

General and administrative expenses of $8.3 million for the six months ended June 30, 2023 increased by $3.3 million from $5.0 million for the six months ended June 30, 2022. Higher expenses were primarily due to increased compensation of $0.9 million due to higher headcount, higher non-cash equity compensation of $0.9 million, and higher professional and consulting fees, including recruiting fees.

Other income

Other income is comprised of net interest income in both reporting periods. The amount for the six months ended June 30, 2023 of $1.0 million increased from $0.1 million for the six months ended June 30, 2022 due to a higher average interest rate.

Net loss

Net loss of $26.2 million for the six months ended June 30, 2023 increased by $13.3 million from $12.9 million for the six months ended June 30, 2022 primarily due to higher research and development expenses and general and administrative expenses.

Liquidity and Capital Resources

The following table sets forth selected cash flow information for the periods indicated:

	For the Six Months Ended June 30,
(in thousands)	2023	2022

Cash (used in)/provided by operating activities	$(28,720)	$22,137
Cash used in investing activities	(123)	(277)
Cash provided by financing activities	10,818	16,641

Net change in cash, cash equivalents and restricted cash	$(18,025)	$38,501

Net cash used in operating activities for the six months ended June 30, 2023 of $28.7 million increased by $50.8 million from the prior-year period of $22.1 million, as a result of the higher net loss of $13.3 million and the receipt of the $35.0 million up-front payment from Immedica included in the prior-year period.

Net cash used in investing activities was $0.1 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively, due to the purchase of equipment.

Net cash provided by financing activities for the six months ended June 30, 2023 of $10.8 million and for the six months ended June 30, 2022 of $16.6 million was primarily from the sale of shares of our common stock.

In August 2020 we entered into the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of our common stock. On June 28, 2022, we entered into an Amended and Restated Capital on Demand™ Sales Agreement, or the Amended Sales Agreement, with JonesTrading and B. Riley Securities, Inc. The Amended Sales Agreement modifies the original Capital on Demand™ Sales Agreement to include B. Riley as an additional sales agent thereunder. Shares of common stock are offered pursuant to our shelf registration statement on Form S-3 filed with the SEC on August 7, 2020. For the six months ended June 30, 2023, we sold 1.3 million shares of common stock, resulting in gross proceeds of $10.9 million and net proceeds of $10.6 million. For the six months ended June 30, 2022, we sold 2.7 million shares of common stock, resulting in gross proceeds of $17.2 million and net proceeds of $16.7 million.

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

Grant Revenue

We had a grant from the National Institutes of Health for research and development related activities that provided for payments for reimbursed costs, which included overhead and general and administrative costs as well as an administrative fee. We recognized revenue from the grant as we performed services under this arrangement. Associated expenses were recognized when incurred as research and development expense. Revenue and related expenses are presented gross in the consolidated statements of operations.

License Revenue

We entered into a product licensing agreement whereby we allowed a third party to commercialize a certain product in specified territories using our trademarks. The terms of this arrangement include payment to us for a combination of one or more of the following: upfront license fees; development, regulatory and sales-based milestone payments; and royalties on net sales of licensed products. We use judgment to determine whether milestones or other variable consideration should be included in the transaction price.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not currently exposed to significant market risk related to changes in interest rates. As of June 30, 2023, our cash equivalents consisted primarily of short-term money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2023 and 2022.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of June 30, 2023, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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

Summary of Risk Factors

We are providing the following summary of the risk factors contained in this Report on Form 10-Q to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2022 in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

●	We are a clinical-stage company and have generated no revenue from commercial sales to date;

●	We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future;

●	If we fail to obtain additional financing, we will be unable to continue or complete our product development or product commercialization and you will likely lose your entire investment;

●	We are highly dependent on the regulatory and commercial success of Iomab-B

●	Our business could be adversely affected by the effects of health epidemics, including the global COVID-19 pandemic;

●	We have not demonstrated that any of our products are safe and effective for any indication and will continue to expend substantial time and resources on clinical development before any of our current or future product candidates will be eligible for FDA approval, if ever;

●	Our clinical trials may fail to demonstrate adequately the efficacy and safety of our product candidates, which would prevent or delay regulatory approval and commercialization;

●	Preliminary, Interim, and “top-line” data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.;

●	Healthcare legislative reform measures intended to increase pressure to reduce prices of pharmaceutical products paid for by Medicare or, otherwise, affect the federal regulation of the U.S. healthcare system could have a material adverse effect our business, future revenue, if any, and results of operations;

●	We rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates;

●	We currently depend on single third-party manufacturers to produce our pre-clinical and clinical trial drug supplies. Any disruption in the operations of our current third-party manufacturers, or other third-party manufacturers we may engage in the future, could adversely affect our business and results of operations;

●	Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences;

●	Our patent position is highly uncertain and involves complex legal and factual questions.

●	The use of hazardous materials, including radioactive and biological materials, in our research and development efforts imposes certain compliance costs on us and may subject us to liability for claims arising from the use or misuse of these materials;

●	We are highly dependent on our key personnel, and the demand for talent in the biotechnology industry is highly competitive; if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement or execute our business strategy;

●	Certain provisions of our Certificate of Incorporation and Bylaws and Delaware law make it more difficult for a third party to acquire us and make a takeover more difficult to complete, even if such a transaction were in our stockholders’ interest; and

●	Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

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

We are not profitable and have incurred losses in each period since our inception. As of June 30, 2023 and December 31, 2022, we had an accumulated deficit of $315.0 million and $288.8 million, respectively. We reported a net loss of $26.2 million and $12.9 million for the six months ended June 30, 2023 and 2022, respectively. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, which would have an adverse effect on our business prospects, financial condition and results of operation.

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

We are highly dependent on the regulatory and commercial success of Iomab-B

We have completed patient enrollment in the pivotal Phase 3 SIERRA trial (Study of Iomab-B in Elderly Relapsed or Refractory AML), a 153-patient multi-center randomized trial that compared outcomes of patients who receive Iomab-B and a BMT to those of patients receiving physician’s choice of salvage chemotherapy, defined as conventional care, as no standard of care exists for this patient population. We have announced that Iomab-B met the primary endpoint of dCR in the SIERRA trial with statistical significance (p<0.0001) and we intend to submit a BLA with the FDA by the end of 2023. Even if Iomab-B receives favorable regulatory approval, we may not be successful in securing adequate reimbursement or establishing successful commercial operations. Any or all of these factors could have a material adverse impact on our business and ability to continue operations.

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

 From time to time, we may publicly disclose preliminary, interim, and top-line data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change as more patient data become available or following a more comprehensive review of the data related to the particular study or trial. For example, in February 2023 we announced that Iomab-B met the primary endpoint of dCR in the SIERRA trial with statistical significance (p<0.0001) producing a durable Complete Response rate of 22% compared to a 0% durable Complete Response rate in the control arm. We may also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Our clinical trials may be open label studies and certain of our clinical development and or operations staff may review interim or preliminary safety or efficacy data during routine data collection, cleaning and analysis from time to time. Interim or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Preliminary, interim or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line, interim or preliminary data we previously published. As a result, top-line, interim and preliminary data should be viewed with caution until the final data are available.

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

Our CD33 program is comprised of several ongoing and planned clinical trials including investigator-initiated trials in AML studying the same drug construct consisting of lintuzumab-Ac-225. Negative results from any of these trials could negatively impact our ability to enroll or complete our other trials studying lintzumab-Ac-225 including future studies conducted under our CRADA with the NCI. Additionally, negative outcomes including safety concerns, may result in the FDA discontinuing other trials utilizing lintuzumab-Ac-225.

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

Iomab-B, Actimab-A and future product candidates that we may develop may never gain market acceptance among physicians, patients and the medical community. The degree of market acceptance of any of our products will depend on a number of factors, including the actual and perceived effectiveness and reliability of the product; the results of any long-term clinical trials relating to use of the product; the availability, relative cost and perceived advantages and disadvantages of alternative technologies; the degree to which treatments using the product are approved for reimbursement by public and private insurers; the strength of our marketing and distribution infrastructure; and the level of education and awareness among physicians and hospitals concerning the product.

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

ACTINIUM PHARMACEUTICALS, INC.

Date: August 14, 2023	By:	/s/ Sandesh Seth
Sandesh Seth
Chairman and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Steve O’Loughlin
Steve O’Loughlin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)