Form 10-Q
period 2023-09-30
Actinium Pharmaceuticals, Inc.
filed 2023-11-02
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 1, 2023: 27,413,441

Actinium Pharmaceuticals, Inc.

Table of Contents

i

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2023 and December 31, 2022, and the results of operations and cash flows for the three months and nine months ended September 30, 2023 and 2022, respectively, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2022 in the Company’s Annual Report on Form 10-K. The results of operations for the three months and nine months ended September 30, 2023 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$82,978	$108,910
Restricted cash - current	-	396
Prepaid expenses and other current assets	2,618	1,636
Total Current Assets	85,596	110,942

Property and equipment, net of accumulated depreciation of $643 and $487	601	604
Restricted cash – long term	310	302
Operating leases right-of-use assets	2,436	2,341
Finance leases right-of-use assets	1	3
Total Assets	$88,944	$114,192

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses	$8,150	$10,130
Operating leases current liability	521	494
Finance leases current liability	1	4
Total Current Liabilities	8,672	10,628

Long-term license revenue deferred	35,000	35,000
Long-term operating lease obligations	1,689	2,083
Total Liabilities	45,361	47,711

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 27,413,441 and 25,674,823 shares issued and outstanding, respectively	27	26
Additional paid-in capital	371,815	355,220
Accumulated deficit	(328,259)	(288,765)
Total Stockholders’ Equity	43,583	66,481

Total Liabilities and Stockholders’ Equity	$88,944	$114,192

See accompanying notes to the condensed consolidated financial statements.

 Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine months Ended September 30,
	2023	2022	2023	2022
Revenue
Revenue	$-	$-	$-	$-
Other revenue	-	45	-	1,030
Total revenue	-	45	-	1,030

Operating expenses:
Research and development, net of reimbursements	11,622	6,771	30,552	15,802
General and administrative	2,729	3,073	11,025	8,041
Total operating expenses	14,351	9,844	41,577	23,843

Loss from operations	(14,351)	(9,799)	(41,577)	(22,813)

Other income:
Interest income - net	1,075	325	2,083	443
Total other income	1,075	325	2,083	443

Net loss	$(13,276)	$(9,474)	$(39,494)	$(22,370)

Net loss per common share – basic and diluted	$(0.49)	$(0.38)	$(1.50)	$(0.94)
Weighted average common shares outstanding – basic and diluted	27,058,397	25,164,599	26,329,298	23,691,218

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Period from January 1, 2023 to September 30, 2023

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Stockholder’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2023	25,674,823	$26	$355,220	$(288,765)	$66,481

Stock-based compensation	-	-	993	-	993
Sale of common stock, net of offering costs	54,414	-	770	-	770
Issuance of common stock from exercise of stock options	133	-	1	-	1
Net loss	-	-	-	(11,037)	(11,037)
Balance, March 31, 2023	25,729,370	$26	$356,984	$(299,802)	$57,208

Stock-based compensation	-	-	1,001	-	1,001
Sale of common stock, net of offering costs	1,210,965	1	9,787	-	9,788
Issuance of common stock from exercise of stock options	44,108	-	261	-	261
Net loss	-	-	-	(15,181)	(15,181)
Balance, June 30, 2023	26,984,443	$27	$368,033	$(314,983)	$53,077

Stock-based compensation	13,144	-	921	-	921
Sale of common stock, net of offering costs	415,854	-	2,861	-	2,861
Net loss	-	-	-	(13,276)	(13,276)
Balance, September 30, 2023	27,413,441	$27	$371,815	$(328,259)	$43,583

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

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Nine months Ended September 30,
	2023	2022
Cash Flows From Operating Activities:
Net loss	$(39,494)	$(22,370)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,915	1,816
Depreciation & amortization expenses	591	538
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(982)	264
Accounts payable and accrued expenses	(1,981)	2,334
Other revenue deferred – current liability	-	(907)
Long-term license revenue deferred	-	35,000
Operating lease right-of-use assets	(527)	-
Operating lease liabilities	(367)	(253)
Net Cash Used In/Provided By Operating Activities	(39,845)	16,422

Cash Flows Used In Investing Activities:
Purchase of property and equipment	(153)	(350)
Net Cash Used In Investing Activities	(153)	(350)

Cash Flows Provided By Financing Activities:
Payments on finance leases	(3)	(48)
Sales of shares of common stock, net of costs	13,419	18,264
Proceeds from the exercise of stock options	262	-
Net Cash Provided By Financing Activities	13,678	18,216

Net change in cash, cash equivalents, and restricted cash	(26,320)	34,288
Cash, cash equivalents, and restricted cash at beginning of period	109,608	78,221
Cash, cash equivalents, and restricted cash at end of period	$83,288	$112,509

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

The following is a summary of cash, cash equivalents and restricted cash at September 30, 2023 and December 31, 2022:

(in thousands)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$82,978	$108,910
Restricted cash - current	-	396
Restricted cash – long-term	310	302
Cash, cash equivalents and restricted cash	$83,288	$109,608

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

Net Loss Per Common Share - Basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the reporting period. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive. For the three and nine months ended September 30, 2023 and 2022, the Company’s potentially dilutive shares, which include outstanding common stock options, restricted stock units and warrants, have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

(in thousands)	September 30, 2023	September 30, 2022
Stock Options	3,304	3,192
Restricted Stock Units	305	300
Warrants	1,442	1,443
Total	5,051	4,935

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

The lease term for all of the Company’s leases includes the non-cancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. Options for lease renewals were excluded from the lease term (and lease liability) for the Company’s leases as the reasonably certain threshold were not met.

At September 30, 2023, the Company has two leases which have been capitalized in accordance with ASC 842, one for corporate office space and one for office equipment. The Company entered into a lease for corporate office space effective June 1, 2022. The lease has a term of 5 years 2 months, with an expiration date on July 30, 2027 and current annual rent of $0.6 million. The Company is also responsible for certain other costs, such as insurance, utilities and maintenance During the nine months ended September 30, 2023, the Company spent $0.5 million on improvements at its corporate office space, which has been included in the value of the operating right-to-use asset as of September 30, 2023.

The components of lease expense are as follows:

	Three months ended		Nine months ended
(in thousands)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating lease expense	$173	$206	$518	$440

Finance lease cost
Amortization of right-to-use assets	$1	$14	$3	$54
Interest on lease liabilities	$-	$-	$-	$2
Total finance lease cost	$1	$14	$3	$56

Supplemental cash flow information related to leases are as follows:

Cash flow information:

	Nine months ended
(in thousands)	September 30, 2023	September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow use from operating leases	$453	$302
Operating cash flow use from finance leases	$3	$2
Financing cash flow use from finance leases	$3	$48

Non-cash activity:
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$2,605
Finance Leases	$-	$-

Weighted average remaining lease terms are as follows at September 30, 2023:

Weighted average remaining lease term:
Operating leases	3.8 years
Finance Leases	0.3 year

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

Weighted average discount rates:
Operating leases	4.8%
Finance Leases	8.0%

Maturities of lease liabilities are as follows:

(in thousands) Year ending December 31,	Operating Leases	Finance Leases
2023 (excluding nine months ended September 30, 2023)	$153	$1
2024	618	-
2025	630	-
2026	643	-
2027	380	-
Total lease payments	$2,424	$1
Less imputed interest	(214)	-
Present value of lease liabilities	$2,210	$1

Note 4 - Other revenue

The Company determined that certain collaborations with a third party are within the scope of ASC 606. The collaboration agreement is made up of multiple modules related to various research activities. The Company identified a single performance obligation to provide research services within each module for which the Company receives monetary consideration. The third party can choose to proceed with each module or can terminate the agreement at any time. The Company recognizes revenue for each module on a straight-line basis over the expected module period. Revenue for succeeding modules is not recognized until all contingencies are resolved, inclusive of the third party’s ability to terminate the module. The consideration is recognized as revenue over each module and revenue of $0.9 million was recognized during the nine months ended September 30, 2022. There was no corresponding revenue recognized from a collaboration during the nine months ended September 30, 2023.

The Company had a grant from the National Institutes of Health for research and development related activities that provides payments for reimbursed costs, which included overhead and general and administrative costs, as well as an administrative fee. The Company recognized revenue from grants as it performed services under this arrangement. Associated expenses are recognized when incurred as research and development expense. Other revenue recognized from this grant for the nine months ended September 30, 2022 was $0.1 million. There was no corresponding revenue for the nine months ended September 30, 2023.

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

The Company’s contract liabilities are recorded within Other revenue deferred – current liability or Long-term license revenue deferred in its condensed consolidated balance sheets, depending on the short-term or long-term nature of the payments to be recognized. The Company’s contract liabilities primarily consist of advanced payments from licensees. There was no Other revenue deferred – current liability at September 30, 2023 and December 31, 2022. Long-term license revenue deferred was $35.0 million at September 30, 2023 and December 31, 2022; this deferred revenue will be recognized upon European Union regulatory approval of Iomab-B.

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

For the nine months ended September 30, 2023, the Company sold 1.7 million shares of common stock, resulting in gross proceeds of $13.8 million and net proceeds of $13.4 million. For the nine months ended September 30, 2022, the Company sold 3.0 million shares of common stock, resulting in gross proceeds of $18.9 million and net proceeds of $18.3 million.

Stock Options

The following is a summary of stock option activity for the nine months ended September 30, 2023:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2023	3,396	$8.00	8.85	$15,204
Granted	166	8.67
Exercised	(44)	5.92
Cancelled	(214)	7.21
Outstanding, September 30, 2023	3,304	8.12	8.14	1,741

Exercisable, September 30, 2023	1,322	11.54	7.41	496

During the nine months ended September 30, 2023, the Company granted stock options to new employees to purchase 166 thousand shares of common stock with an exercise price ranging from $6.33 to $11.60 per share, a term of 10 years, and a vesting period of 4 years. The options have an aggregated fair value of $1.0 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate range from 3.5% to 4.32% (2) expected life of 6 years, (3) expected volatility range from 80.6% to 81.6%, and (4) zero expected dividends.

The fair values of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at September 30, 2023 was $7.7 million related to unvested options, which is expected to be expensed over a weighted average of 2.7 years. During the nine months ended September 30, 2023 and 2022, the Company recorded compensation expense related to stock options of $2.4 million and $1.6 million, respectively.

Restricted Stock Units

The following is a summary of restricted stock unit, or RSU, activity for the nine months ended September 30, 2023:

(in thousands, except for per-share amount)	RSUs	Weighted Average Grant date Fair Value Per Share ($)
Outstanding, January 1, 2023	325	5.96
Granted	5	8.31
Cancelled	(25)	7.31
Outstanding, September 30, 2023	305	5.89

The RSUs vest at the earliest of a change of control event, the termination of the recipient’s continuous service status for any reason other than by the Company for cause and the third anniversary of the date of the grant. The fair value of the RSUs, $1.8 million, was determined based on the stock prices on the dates of the grants and each RSU grant is being recognized over its respective three-year period. The unrecognized compensation expense at September 30, 2023 of $1.1 million is expected to be expensed over a weighted average of 1.9 years. During the nine months ended September 30, 2023 and 2022, the Company recorded compensation expense related to RSUs of $0.4 million and $0.1 million, respectively.

Warrants

Following is a summary of warrant activity for the nine months ended September 30, 2023:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2023	1,443	$16.58	1.33	$5
Granted	2	8.30	10.00
Expired	(3)	106.80
Outstanding, September 30, 2023	1,442	$16.58	0.59	$-

Exercisable, September 30, 2023	1,437	$15.79	0.58	$-

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

Pipeline Highlights

We intend to leverage the clinical data of our lead product candidates, Iomab-B and Actimab-A, to potentially improve outcomes in patients with relapsed or refractory acute myeloid leukemia (“r/r AML”) by launching two radiotherapy drugs over the next several years to address the significant need for better outcomes from treatment with therapeutics or from undergoing a bone marrow transplant (“BMT”).

We also intend to further advance Iomab-B beyond acute myeloid leukemia (“AML”) based on promising data as a disease control and conditioning agent for various other blood cancers. Based on early clinical trial results, we are also working on a lower dose, next generation conditioning program, Iomab-ACT, for rapidly growing cell and gene therapies.

Our Clinical Pipeline

AML is an aggressive, heterogeneous disease that is difficult-to-treat. Over 50% of AML patients develop relapsed or refractory disease within one year of being afflicted and have an extremely poor prognosis and dismal survival. Currently, a BMT is regarded as being able to provide the best treatment outcomes and is the only curative regimen available for AML patients, however, access is limited to AML patients who are fit enough to withstand the challenges associated with this treatment. The majority of AML patients are considered not transplantable in routine clinical practice as they are not fit enough to withstand the rigors of the patient journey, which includes therapy to attain a remission, conditioning regimens to destroy diseased marrow, challenge of the transplant itself or post-transplant complications.

Our Iomab-B and Actimab-A product candidates have the potential to fill the major unmet medical needs in r/r AML in a complementary fashion as they are directed at different parts of the patient journey. Iomab-B is being developed as a targeted bridging therapy candidate that we believe could provide both disease control and conditioning in one agent. We believe results from our Phase 3 SIERRA trial demonstrate the possibility for unprecedented access to a BMT and improved survival in unfit patients who are currently not considered transplantable in routine clinical practice. We are developing Actimab-A as a targeted therapy candidate for fit patients. Actimab-A has demonstrated an extension in survival in a proof-of-concept study and is poised for advanced development in collaboration with the NCI, or National Cancer Institute (“NCI”). Together, we believe these two product candidates could provide us the opportunity to transform the treatment of AML, especially in the relapsed and refractory segment which represents over 50% of AML patients.

Iomab-B was evaluated in the pivotal Phase 3 Study of Iomab-B in Elderly Relapsed or Refractor AML, or “SIERRA trial” with Iomab-B meeting the primary endpoint of durable Complete Remission (“dCR”) with a high degree of statistical significance (p<0.0001). In February 2023, we announced full SIERRA trial results, demonstrating unprecedented transplant access and improved outcomes in patients with r/r AML, with double 1-year and median overall survival (“OS”) compared to control arm patients. These data were presented at the 2023 Tandem Meetings aka the Transplantation & Cellular Therapy (“TCT”) Meetings of the American Society for Transplantation and Cellular Therapy (“ASTCT”) and the Center for International Blood & Marrow Transplant Research (“CIBMTR”). We believe these results from the SIERRA trial may provide the opportunity, if we are able to obtain U.S. Food and Drug Administration (“FDA”) approval, to establish Iomab-B as a potentially new standard of care.

The results from the SIERRA trial have been and are expected to be presented at the most prestigious and high-impact bone marrow transplant and hematology medical conferences, nuclear medicine conferences and nursing congresses. This wide exposure is helping broaden the awareness of Iomab-B among members of these relevant medical and scientific communities as we prepare for potential commercialization subject to FDA approval. Including TCT, the SIERRA Phase 3 results have now been highlighted in oral presentations at seven international medical conferences in the U.S. and EU attended by key Iomab-B stakeholders including bone marrow transplant physicians, hematologists and nuclear medicine physicians. Previous and expected Iomab-B SIERRA trial data presentations include:

●	Oral Presentation: European Society for Blood and Marrow Transplantation (“EBMT”) 49th Annual Meeting, April 2023

●	Oncology Nursing Society (“ONS”) 48th Annual Congress, April 2023

●	Oral Presentation: European Hematology Association (“EHA”) 2023 Hybrid Congress, June 2023

●	Oral Presentation: Society for Nuclear Medicine and Molecule Imaging (“SNMMI”) Annual Meeting, June 2023

We believe that the medical and scientific communities present at these events took note of the positive SIERRA clinical trial results, safety and tolerability of Iomab-B and the successful administration of Iomab-B infusions at various BMT centers, which was done without increasing radiation exposure risks to treating nursing staff. The SIERRA results were awarded the Henry N. Wagner, Jr., Abstract of the Year award at SNMMI, representing the top selection out of more than 1,500 abstracts accepted for presentation, which we believe highlights the recognition by the nuclear medicine community.

Recent Iomab-B SIERRA trial data presentations include:

●	Oral Presentation: European Association of Nuclear Medicine (“EANM”) 2023 Congress, September 10, 2023

●	Society of Hematologic Oncology (“SOHO”) 2023 Annual Meeting, September 6, 2023

Upcoming Iomab-B SIERRA trial data presentations

●	Oral Presentation: American Society of Hematology Annual Meeting & Exposition, December 10, 2023

The data accepted for oral presentation at ASH on December 10, 2023, will detail survival outcomes of patients with a TP53 mutation enrolled on the SIERRA trial, highlighting improved survival in patients who received Iomab-B. As disclosed in the ASH abstract published on November 2, 2023, a total of 37 patients (24.2%) enrolled on the SIERRA trial had a TP53 mutation with 17 patients randomized to the Iomab-B arm and 20 patients randomized to the control arm of the study. Median Overall Survival for TP53 negative patients receiving Iomab-B was 6.37 months and 5.72 months for TP53 positive patients, demonstrating Iomab-B’s ability to overcome TP53 gene mutations. The median overall survival of TP53 positive patients on the control arm, including patients who crossed over and received Iomab-B, was 2.96 months. When analyzing all TP53 positive patients who received Iomab-B, either after initial randomization or crossover, median overall survival was 5.49 months compared to 1.66 months in patients that did not receive Iomab-B, hazard ratio= 0.23 (p=0.0002).

We are working towards completing and submitting our Biologics License Application (“BLA”) for Iomab-B to the FDA, and if approved, we intend to commercialize Iomab-B in the U.S. We have been meeting with the FDA regarding our BLA strategies, and have received positive feedback regarding the Chemistry, Manufacturing and Controls (“CMC”) package for Iomab-B. The Company, as a continuation of our regulatory interactions with the FDA, will request a meeting prior to completion of the CMC package to further discuss the clinical and non-clinical modules that will determine the finalization and timing of our planned BLA filing. As a result of the CMC meeting, as well as updated project timelines necessitated by the now complete facility modifications at one of our third-party manufacturers, the Company is progressing with completion of CMC activities and believes it is on track to complete the CMC modules and be in a position to submit a BLA filing in the first half of 2024. The Early Access Program for Iomab-B is also anticipated to start post completion of these activities. We simultaneously plan to bring Iomab-B to patients globally and are working with Immedica Pharma AB (“Immedica”), our European, Middle East and North Africa (“EUMENA”) partner, for the marketing authorization application (“MAA”) of Iomab-B with the European Medicines Agency (“EMA”). Europe represents a large commercial market opportunity with approximately twice as many transplants performed in Europe compared to the U.S.

Actimab-A is being developed under what we believe to be the current industry-leading clinical-study program utilizing the potent alpha radiation emitting isotope Actinium-225 (“Ac-225”) with clinical data in approximately 150 patients treated over six clinical trials. The potent linear energy transfer emitted by Ac-225 has no known resistance mechanism. Actimab-A is being developed in combination with other regimens including chemotherapies and targeted agents to exploit potential mechanistic synergies and leverage the mutation-agnostic mechanism of action of Ac-225 with the objective of establishing it as a backbone therapy in AML, an extremely heterogenous disease.

We believe our Actimab-A + CLAG-M therapeutic combination trial results in r/r AML, presented in an oral presentation at ASH in December 2022 validate this approach. Phase 1 results from the Actimab-A + CLAG-M combination trial showed high response rates and minimal residual disease (“MRD”) negativity, translating to a survival benefit of 53% and 32% at one and two years in patients who are typically expected to live two to four months. On September 6, 2023, updated survival data from the Actimab-A + CLAG-M combination trial was presented at SOHO with 30-month median Overall Survival (“OS”) reported in patients with prior venetoclax treatment who proceeded to BMT and 24-month median OS in all patients who proceeded to BMT following Actimab-A + CLAG-M treatment. We have also presented Phase 1 data showing that the combination of Actimab-A + venetoclax was well-tolerated with responses, including a Complete Remission (“CR”) and a partial response in early dose escalation cohorts. We believe the promise of these results paved the way for the NCI Cooperative Research and Development Agreement (“CRADA”), announced in February 2023, to develop Actimab-A for the treatment of patients with AML and other hematologic malignancies. Additionally, we presented the first-ever preclinical data demonstrating the potential synergy of Actimab-A with FLT3 inhibitors gilteritinib and midostaurin at SOHO. FLT3 is one of the most commonly mutated genes in AML and is associated with aggressive disease with poor outcomes. Actimab-A was shown to have single-agent activity against FLT3 mutant AML cell lines, supporting its mutation agnostic mechanism, and enhanced the anti-leukemic activity of the FLT3 inhibition in vitro. We believe these results support continued evaluation of the combination with the goal of advancing to clinical trials. Based on this data update, Actinium expects to initiate the late-stage development of Actimab-A, including a potential pivotal trial, in combination as a backbone therapy for r/r AML under the CRADA with the NCI and the NCI expects to meet with the FDA in the first quarter of 2024 to finalize a pivotal trial design.

To explore the potential for a broader development opportunity with our Actimab-A program, we are studying the potential use of Actimab-A in solid tumor indications through our R&D efforts. CD33-expressing myeloid derived suppressor cells (“MDSCs”) are present within the tumor microenvironment and exert immunosuppressive effects. In April 2023, we presented preclinical data at the Association for Cancer Research (“AACR”) Annual Meeting that depicted Actimab-A’s role in the tumor microenvironment to overcome immunosuppression driven by MDSCs. We believe that our findings thus far show Actimab-A’s potential to selectively deplete MDSCs in lung and colorectal cancer. Actimab-A also demonstrated superior depletion of human MDSCs compared to Mylotarg, a CD33-targeted antibody-drug conjugate (“ADC”) in colorectal cancer (p<0.01), highlighting the powerful cytotoxicity and potential therapeutic benefit of radiotherapy compared to naked antibodies or ADCs. Additional preclinical data evaluating Actimab-A for the targeting of MDSCs has been accepted for presentation at the Society of Immunotherapy of Cancer (“SITC”) 38th Annual Meeting on November 4, 2023. We believe that the data we have gathered to-date continues to support our objective to demonstrate the potential for Actimab-A to be a backbone therapy to broadly improve antitumor activity of immunotherapies and other therapeutic modalities.

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

Our platform has been used to develop a pipeline of novel radiotherapeutic assets to drive company growth. Preclinical pharmacology studies with our targeted radiotherapeutics directed at validated cancer targets including HER3, HER2, CD33 and CD38, have shown strong improvement in tumor growth inhibition in various preclinical tumor models as single agents or in combination with targeted agents and immunotherapy such as checkpoint inhibitors including magrolimab, an anti-CD47 monoclonal antibody. These results have prompted our team to spearhead efforts in multiple solid tumor programs.

Our intellectual property (“IP”) portfolio includes over 220 issued patents and pending patent applications worldwide.

With approximately $82.9 million cash on hand as of September 30, 2023, we expect to fund operations through 2025 as we continue to drive ahead in executing our strategy to realize our vision.

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

Today, less than 20% of all AML patients and less than 5% of r/r AML patients are able to access a BMT, currently the only potentially curative option. Most patients receiving BMT are fit, in remission and able to withstand the challenges associated with this treatment, leaving the large majority of AML patients ineligible for transplant. This provides an opportunity for Iomab-B, which has demonstrated the ability to enable unfit patients to benefit from a BMT. Thus Iomab-B can potentially expand the market from the approximately 400 r/r AML patients who are transplanted currently to approximately 8,000 unfit patients that could be eligible for transplant. Iomab-B has also demonstrated the ability to improve BMT access with extended survival and potentially curative outcomes in several other hematological diseases outside of AML. Several clinical trials in over 300 patients with myelodysplastic syndromes (“MDS”), acute lymphocytic leukemia (“ALL”), Hodgkin’s lymphoma (“HL”), Non-Hodgkin lymphoma (“NHL”) and multiple myeloma (“MM”) have demonstrated the same value proposition as in AML. This data provides a potential opportunity to expand the market for Iomab-B beyond AML via label expansion. In the U.S., there are approximately 185,000 patients diagnosed annually with blood cancers (e.g., leukemia, lymphoma, and myeloma) that are treatable with BMT, of which, approximately 20,000 are transplanted, leaving greater than 165,000 patients who could potentially benefit from transplant. These patients do not receive a BMT today primarily because they are unfit with active disease and are not considered eligible, as they cannot tolerate the rigors of therapy required to induce a remission and the conditioning agents required to ablate the marrow prior to a BMT.

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

We intend to transform the treatment of AML with our Iomab-B and Actimab-A product candidates, each of which has demonstrated extension of survival in the most difficult-to-treat patients who are typically expected to survive for two to four months. The r/r AML segment comprises over 50% of all AML patients. Actimab-A, a therapeutic agent, and Iomab-B for induction and conditioning, can be used in a complementary fashion as depicted in the diagram below. Based on the clinical evidence with these product candidates, we intend to develop and commercialize these two radiotherapy drugs, starting with Iomab-B and followed by Actimab-A, if approved, with the goal of improving survival in patients with r/r AML.

Iomab-B and Actimab-A have the potential to significantly improve r/r AML outcomes in a complementary manner

The operating model required to achieve our vision is attractive for several reasons, including the concentrated point of care; the top 50 transplant centers account for approximately 75% of BMTs and the top 100 hospitals treat over 50% of r/r AML patients. Further, there is significant overlap in the healthcare providers and ecosystem required to diagnose, treat and care for r/r AML patients within these hospitals, which we believe will enable us to deploy a relatively small commercial organization and operate an appropriately sized supply chain.

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

Our strategic priorities are to:

●

Establish Iomab-B as the standard of care to improve BMT access and survival outcomes in r/r AML patients who are currently not considered transplantable in routine clinical practice: We intend to file a BLA in the first half of 2024 based on the positive results from the Pivotal Phase 3 SIERRA trial and successful regulatory interactions with the FDA. We intend to leverage our operating track record at key cancer centers to build an organization that can effectively commercialize Iomab-B. By virtue of the SIERRA trial, we have established operations at 24 leading BMT centers in the U.S (22) and Canada (2) that represent about 30% of transplant volume and have strong working partnership with Key Opinion Leaders (“KOLs”) and their teams. The SIERRA results demonstrating unprecedented access to BMT and outcomes along with our commitment to operational excellence provides a strong foundation for our commercial team in the U.S. We will also work with our partner Immedica to support the MAA for the EU and support Iomab-B’s potential approval and launch with our expertise, as well as supply drug product for commercialization.

●	Advance Actimab-A in combinations as a backbone therapy for r/r AML: We intend to progress late-stage development of Actimab-A to leverage its mutation-agnostic mechanism of action (“MOA”) and exploit synergies in combination with other treatments to develop it as an AML backbone therapy. This approach is validated by proof-of-concept data from our Actimab-A + CLAG-M combination trial in r/r AML, which included 57% of patients who had failed venetoclax and are expected to live two to four months on average. The results demonstrated high response rates overall and in these venetoclax failed patients’ median OS was 59% at one year and 32% at two years. Our collaboration with the NCI under the CRADA could provide broad support for late-stage development of Actimab-A + CLAG-M and also other clinical trials to broaden use of Actimab-A. Actimab-A, if approved, would enable us to launch a second product that is complementary to Iomab-B and fulfill our ambition of transforming the treatment outcomes of r/r AML and expand our commercial footprint into the remaining top 100 cancer care centers outside of the leading BMT hospitals.

●	Expand the Iomab-B label and revenue stream via life cycle management: We intend to leverage data from several clinical trials that demonstrate the ability of Iomab-B to improve BMT access and outcomes in five additional hematologic indications. These data in MDS, ALL, HL, NHL and MM provide the foundation to expand the label for Iomab-B and increase its market potential. In AML, we would seek label expansion into haploidentical transplants, earlier lines of treatment and younger patients below the age of 55, the cutoff in the SIERRA trial. As much as possible, we would seek to use investigator sponsored trials as the primary strategy for label expansion in order to maximize capital utilization.

●	Further expand our conditioning franchise by developing Iomab-ACT for cell and gene therapies: We plan to develop Iomab-ACT to be used for either lymphodepletion or reduced intensity conditioning prior to CAR-T and gene therapies. Similar to BMT, access and outcomes of patients who might benefit from these therapies is currently limited by sub-optimal chemotherapy-based conditioning agents. The number of patients potentially eligible for Iomab-ACT is growing with increased availability of commercial cell and gene therapy products, as well as the expanding number of indications. We are studying Iomab-ACT in conditioning prior to CAR-T cellular therapy via a National Institutes of Health (“NIH”) grant that was recently extended to the Phase 2 portion to fund the ongoing clinical trial with Memorial Sloan Kettering Cancer Center (“MSKCC”). We expect to present proof-of-concept data from this study and announce further development of this program in the CAR-T space by the end of 2023.

●

Leverage our R&D capabilities and technological prowess to advance our solid tumor programs and partnerships: We intend to continue to direct our R&D effort to advance our solid tumor programs into the clinic and support life cycle management for Iomab-B and Actimab-A. Our solid tumor programs and technological capabilities are validated by our partnerships with Astellas, LG Chem, and EpicentRx. Our R&D capability is demonstrated by our patent portfolio with over 220 issued and pending patent applications worldwide which include protection for Iomab-B into 2037. Our IP portfolio also includes several patent families to manufacture Ac-225 in a cyclotron and includes valuable know-how.

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

The current approach in preparing patients for a BMT is to first induce a remission with therapeutic agents to reduce the disease burden and then suppress or destroy the patient’s immune system, including the diseased bone marrow, with conditioning regimens prior to transplanting the healthy donor hematopoietic stem cells, which are expected to restore normal bone marrow function following engraftment. As this approach requires patients to withstand multiple challenges from non-targeted therapies, which include chemotherapy agents and/or total body irradiation that are highly toxic, BMT is typically limited to FIT patients. Iomab-B is a targeted therapy that provides both disease control (induction) and conditioning in one agent and is well-tolerated even by UNFIT patients who typically are not transplanted in routine practice today. The SIERRA trial was designed to demonstrate that UNFIT patients with active disease could be administered Iomab-B and proceed directly to a BMT without the need for inducing a remission and that this approach could result in improved survival and curative outcomes. As seen by the positive results of the SIERRA trial detailed below, Iomab-B represents an exciting new potential paradigm in the management of AML patients and establishes a potential new standard of care especially for UNFIT patients in the relapsed or refractory setting.

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

Schetelig et al. Results from the Randomized Phase III ASAP Trial. ASH 2022

Pivotal Phase 3 SIERRA Trial for Iomab-B (131Iodine-apamistamab)

The SIERRA trial was designed to demonstrate the ability of Iomab-B to overcome challenges related to patient access to curative BMT. Unfortunately, approximately 30% of patients with AML have primary refractory disease while approximately 50% relapse quickly after achieving initial remission. Getting these patients with primary r/r AML into remission is very challenging due to characteristics such as age, comorbidities, and disease features such as high-risk mutations that contribute to lack of response to salvage therapies and limit treatment options.

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

Kaplan-Meier Plot of Overall Survival ‒ Iomab-B, Crossover, and Non-Crossover Control Arm

Iomab-B produced a significant and clinically meaningful improvement in the secondary endpoint of EFS, with a 78% reduction in the probability of an event (Hazard Ratio=0.22, p<0.0001 for both per protocol and ITT basis). EFS at 6-months for the Iomab-B arm was 28% compared to 0.2% for the control arm. In the SIERRA trial, an event is defined as one of the following: a patient not achieving CR/CRp or crossing over, patient not receiving BMT, or a patient relapse or death.

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

Grade ≥3 Treatment-Emergent Adverse Events in Transplanted Patients Through Day 100 Post-HCT

With current treatment practice, patients who have r/r AML with active disease, utilizing current conditioning agents have poor outcomes and very low survival rates. Using an Iomab-B led regimen, an unprecedented number of patients were able to access transplant and were able to do so with active disease, eliminating the need for achieving a CR in order to transplant the patient. Thus, patients are also able to access BMT faster with Iomab-B, in less than half the time compared to conventional care. Iomab-B represents an exciting new paradigm with the potential to establish a new standard of care in r/r AML setting, making it possible for most patients to get to a successful transplant with Iomab-B, with a portion of these patients having a long-term survival benefit. As shown below, with an Iomab-B led regimen, the majority of patients who are non-transplantable in routine clinical practice can be successfully transplanted, administering myeloablative radiation with reduced intensity conditioning tolerability to ultimately achieve transformative survival outcome, changing the treatment paradigm for r/r AML patients.

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

Actimab-A + CLAG-M Phase 1 Study Results

In collaboration with the Medical College of Wisconsin, the Actimab-A + CLAG-M Phase 1 trial was conducted in r/r AML patients fit for intensive therapy. These patients had a median age of 63, failed two or more lines of therapy, which includes 57% having received prior treatment with venetoclax, a BCL-2 inhibitor. 67% of these patients had adverse cytogenetics, 52% had a TP53 mutation, and 57% had a prior BMT. Median OS is typically two to four months for this patient population, with a median OS of less than 3 months for patients who relapsed following venetoclax and a median OS less than 2 months for those with a TP53 mutation.

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

Actimab-A + CLAG-M –Response and Survival Benefit in r/r AML

Actimab-A + CLAG-M Compared to CLAG-M Alone in r/r AML

Efficacy of CLAG-M has been reported in older studies (Halpern and Walter. CLAG-M with dose-escalated mitoxantrone for adults with acute myeloid leukemia. Oncotarget 2018 and Mushtaq et al. Comparison of Salvage Chemotherapy Regimens in Relapsed/Refractory Acute Myeloid Leukemia. ASH 2018) in patients with r/r AML, however, almost all of these studies were conducted in the pre-targeted therapy era where no patients enrolled had prior venetoclax-based therapy, thus efficacy data of CLAG-M in the current era, in patients exposed to prior venetoclax, or with other high-risk features, is limited. When combined with Actimab-A, the combination has demonstrated a clinically significant survival benefit in a proof-of-concept study irrespective of prior targeted treatment. R/R AML after failing venetoclax-based therapy is associated with dismal survival outcomes, with a median OS of less than 3 months. In comparison, the combination trial of Actimab-A + CLAG-M led to 1-year survival of 59% and 2-year survival of 32% in patients who failed prior venetoclax-based therapy, which compares very favorably to the traditional outcomes in these patients. On September 6, 2023, updated survival data from the Actimab-A + CLAG-M combination trial was presented at SOHO with 30-month median Overall Survival (“OS”) reported in patients with prior venetoclax treatment who proceeded to BMT and 24-month median OS in all patients who proceeded to BMT following Actimab-A + CLAG-M treatment.

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

Further Development for Actimab-A

In February 2023, we announced that we entered into a CRADA with the NCI, part of the NIH, to develop Actimab-A for the treatment of patients with AML and other hematologic malignancies. The NCI will serve as the regulatory sponsor for any clinical trials mutually approved by both parties to study Actimab-A, and the CRADA is expected to provide extensive support for and accelerate the development of Actimab-A alone or in combination with chemotherapy, immunotherapy, targeted agents and other novel combinations. The CRADA studies will be overseen by the NCI in collaboration with Actinium’s clinical development team, where Actinium has the right to review and approval all protocols and has full right to all data. This broad collaboration may accelerate our Actimab-A development efforts with access to NCI’s vast network of over 2,000 clinical trial sites and its Myelomatch program. By year-end we expect to provide updates on our progress as we move into late-stage development with Actimab-A + CLAG-M, as well as other developments with our venetoclax combination trial as part of our backbone development strategy.

We are exploring the broader opportunity with our Actimab-A program and the potential use of Actimab-A in solid tumor indications through our R&D efforts. CD33-expressing MDSCs are present within the tumor microenvironment and exert immunosuppressive effects, and we believe that Actimab-A can play an important role in the tumor microenvironment by depleting MDSCs in a targeted manner. In April 2023, we presented data at the AACR Annual Meeting that we believe support the potential role of Actimab-A to overcome immunosuppression by MDSCs in the tumor microenvironment. We believe our preclinical findings show promise with regard to Actimab-A’s ability to selectively deplete CD33-expressing MDSCs in both lung and colorectal cancer, which we intend to explore further via clinical development. Actimab-A also demonstrated superior depletion of human MDSCs compared to Mylotarg, a CD33-targeted ADC in colorectal cancer (p<0.01), highlighting the powerful cytotoxicity and potential therapeutic benefit of radiotherapy compared to naked antibodies or ADCs. MDSCs are ubiquitous across multiple cancer indications and with the substantial number of immunotherapies in development or currently in clinical use, we believe our data may support the potential for Actimab-A, if ultimately approved for commercialization for such indication, to be a backbone therapy that could broadly improve antitumor activity of immunotherapies such as checkpoint inhibitors and T and NK cell therapies and other therapeutic modalities in multiple solid tumor indications. Additional preclinical data evaluating Actimab-A for the targeting of MDSCs has been accepted for presentation at the Society of Immunotherapy of Cancer (“SITC”) 38th Annual Meeting on November 4, 2023.

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

We are studying Iomab-ACT in collaboration with MSKCC, for conditioning prior to CAR-T therapy for patients with relapsed or refractory B-cell acute lymphoblastic leukemia (“B-ALL”) or diffuse large B-cell lymphoma (“DLBCL”). This study funded by a NIH grant is the first-of-its-kind study to use a radiotherapeutic-based conditioning regimen with CAR-T therapy. We have completed treatment of an initial cohort of three patients and have begun treating patients in expand to a second cohort that is being funded by our recently extended NIH grant. This study was presented at the ASH Annual Meeting in December 2022 as a trial-in-progress. We expect to present an update on our Iomab-ACT program, along with future development plans in the CAR-T space by year end.

R&D and Preclinical Programs

Our R&D capabilities have the potential to yield differentiated, high-value programs that demonstrate our experience across multiple validated cancer targets and isotopes and cover broad areas of focus leveraging our clinical development experience across hematology, targeted conditioning, solid tumors, and next generation radiotherapies. Our programs also inform the advancement of our Iomab-B, Actimab-A, and Iomab-ACT programs. We have utilized our technology platform to develop our clinical portfolio in hematology – Iomab-B and Actimab-A, in conditioning for transplant and as a therapeutic, respectively. Our research collaborations with Astellas, LG Chem, and EpicentRx have established our work with immunotherapies and in solid tumors. We are working on several preclinical programs which include novel approaches to validated cancer targets such as HER2 and HER3, as well as novel targets that show immense potential for radiotherapeutic approaches. Underpinning our development programs is our expanded patent portfolio of over 220 issued patents and pending patent applications worldwide.

Our platform has been used to develop a pipeline of novel radiotherapeutic assets to drive company growth. Preclinical pharmacology studies with our targeted radiotherapeutics, such as HER3, HER2, CD33 and CD38, have shown strong improvement in tumor growth inhibition in various preclinical tumor models as single agents or in combination with immunotherapy such as magrolimab, an anti-CD47 monoclonal antibody. These results have prompted the team to spearhead efforts in multiple solid tumor programs.

We continue to expand on capabilities and technologies across therapeutic modalities, linker technologies and in vivo cancer models, and build visibility through presentations at key conferences and publications in journals of high impact. Our R&D efforts are centered on the advancement of our key programs with a robust “fast-to-clinic” approach in niche indications. Underpinning our development programs is our expanded patent portfolio of over 220 issued patents and pending patent applications worldwide.

Our Platform Technology

Our proprietary technology platform is built on the core competency to produce targeted radiotherapeutics, and coupled with our know-how and IP, establishes our company in the development of isotope-agnostic, multi-targeted products that may address the treatment of hard-to-treat diseases. In our clinical and preclinical programs, we have utilized multiple isotopes including Ac-225, I-131 and Lu-177 directed at multiple targets in oncology and hematology such as CD45, CD33, CD38, HER2, among others. Our targeted radiotherapies combine the cell-killing ability of radiation via a radioisotope payload with a targeting agent, such as a monoclonal antibody.

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

As of November 2023, our patent portfolio is comprised of over 220 issued patents and pending patent applications worldwide, which we believe constitutes a valuable business asset. Our IP includes 47 patent families, including key patents that relate primarily to our radiotherapeutic candidates. Our patent portfolio includes 13 issued patents and 47 pending patent applications in the U.S., and 162 that are issued or pending internationally. The effective lives of the issued patents in our portfolio, or patents that may issue from the pending applications in our portfolio, ranges from expirations between 2024 and 2043.

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

Our patents also cover key areas of our business such as manufacturing key components of our product candidate, Actimab-A, including Ac-225 in a cyclotron. We have expertise in utilizing the alpha emitting isotope Ac-225 including clinical experience in treating approximately 150 patients with our alpha-emitter-based therapies, “gold standard” linker technology and five issued patents in the U.S. and 49 patents internationally related to the manufacturing or Ac-225 in a cyclotron, which we believe has the potential to produce higher quantities of Ac-225 than currently utilized methods. These patents expire in the years 2024 through 2027. In addition, we also own U.S. and international patents and pending patent applications that relate to the manufacturing of Actimab-A and its use in the treatment of cancers.

Results of Operations – Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Three Months Ended September 30,
(in thousands)	2023	2022

Revenue:
Revenue	$-	$-
Other revenue	-	45
Total revenue	-	45

Operating expenses:
Research and development, net of reimbursements	11,622	6,771
General and administrative	2,729	3,073
Total operating expenses	14,351	9,844

Other income:
Interest income – net	1,075	325
Total other income	1,075	325

Net loss	$(13,276)	$(9,474)

Revenue

We recorded no commercial revenue for the three months ended September 30, 2023 and September 30, 2022.

Other revenue

We determined that certain collaborations with a third-party were within the scope of Topic ASC 606, Revenue Recognition from Contracts with Customers, or ASC 606. The collaboration agreement were made up of multiple modules related to various research activities. While the third party had the option to terminate the agreement at the conclusion of any module, we identified a single performance obligation to provide research services within each module for which we received monetary consideration. The consideration is recognized to revenue over each module and revenue of $45 thousand was recognized during the three months ended September 30, 2022. There was no corresponding revenue recognized from a collaboration during the three months ended September 30, 2023.

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

Our contract liabilities are recorded within Other revenue deferred – current liability or Long-term license revenue deferred in our condensed consolidated balance sheets depending on the short-term or long-term nature of the payments to be recognized. Our contract liabilities primarily consist of advanced payments from licensees. There was no Other revenue deferred-current liability at September 30, 2023 and December 31, 2022. Long-term license revenue deferred was $35.0 million at September 30, 2023 and December 31, 2022, resulting from the receipt from Immedica; this deferred revenue will be recognized upon European Union regulatory approval of Iomab-B.

Research and Development Expense, net of reimbursements

Research and development expenses of $11.6 million for the three months ended September 30, 2023 increased $4.8 million from $6.8 million for the three months ended September 30, 2022. Higher research and development expenses were primarily due to increased CMC activity related to the planned BLA-enabling work for Iomab-B. Once complete, CMC expenses are expected to decrease in 2024 as we expect to use final drug product material produced to support the BLA filing and to supply initial Iomab-B commercialization. In addition, increased compensation of $1.1 million resulted due to higher headcount necessary to support BLA-enabling CMC activity.

General and administrative expense

General and administrative expenses of $2.7 million for the three months ended September 30, 2023 decreased by $0.4 million from $3.1 million for the three months ended September 30, 2022. Lower professional and consulting fees of $0.5 million, lower legal fees of $0.1 million and lower non-cash equity compensation of $0.1 million were partially offset by increased compensation of $0.3 million as a result of higher headcount.

Other income

Other income is comprised of net interest income in both reporting periods. The amount for the three months ended September 30, 2023 of $1.1 million increased from $0.3 million for the three months ended September 30, 2022 due to a higher average interest rate.

Net loss

Net loss of $13.3 million for the three months ended September 30, 2023 increased by $3.8 million from $9.5 million for the three months ended September 30, 2022 primarily due to higher research and development expenses, partially offset by lower general and administrative expenses and higher other income.

Results of Operations – Nine months Ended September 30, 2023 Compared to Nine months Ended September 30, 2022

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Nine months Ended September 30,
(in thousands)	2023	2022

Revenue:
Revenue	$-	$-
Other revenue	-	1,030
Total revenue	-	1,030

Operating expenses:
Research and development, net of reimbursements	30,552	15,802
General and administrative	11,025	8,041
Total operating expenses	41,577	23,843

Other income:
Interest income – net	2,083	443
Total other income	2,083	443

Net loss	$(39,494)	$(22,370)

Revenue

We recorded no commercial revenue for the nine months ended September 30, 2023 and September 30, 2022.

Other revenue

We determined that certain collaborations with a third-party were within the scope of ASC 606. The collaboration agreement is made up of multiple modules related to various research activities. While the third party has the option to terminate the agreement at the conclusion of any module, we identified a single performance obligation to provide research services within each module for which we receive monetary consideration. Other revenue of $0.9 million was recognized during the nine months ended September 30, 2022. There was no corresponding revenue recognized from a collaboration during the nine months ended September 30, 2023.

The National Institutes of Health awarded us a Small Business Technology Transfer cost reimbursable grant to support a clinical collaboration with Memorial Sloan Kettering Cancer Center, or MSK, to study Iomab-ACT, our CD45-targeted conditioning program to achieve lymphodepletion prior to administration of a CD19-targeted CAR T-cell therapy developed at MSK. We recognized other revenue from this grant for the nine months ended September 30, 2022 of $0.1 million. There was no other revenue recognized for the nine months ended September 30, 2023.

Research and Development Expense, net of reimbursements

Research and development expenses of $30.6 million for the nine months ended September 30, 2023 increased $14.8 million from $15.8 million for the nine months ended September 30, 2022. Higher research and development expenses were primarily due to increased CMC activity related to the planned BLA-enabling work for Iomab-B, which once complete, we expect to decrease in 2024 as we expect to use final drug product material produced to support the BLA filing and to supply initial Iomab-B commercialization. In addition, increased compensation of $3.2 million resulted due to higher headcount primarily to support BLA-enabling CMC activity.

General and administrative expense

General and administrative expenses of $11.0 million for the nine months ended September 30, 2023 increased by $3.0 million from $8.0 million for the nine months ended September 30, 2022. Higher expenses were primarily due to increased compensation of $1.1 million due to higher headcount, higher non-cash equity compensation of $0.8 million, and higher professional and consulting fees, including recruiting fees.

Other income

Other income is comprised of net interest income in both reporting periods. The amount for the nine months ended September 30, 2023 of $2.1 million increased from $0.4 million for the nine months ended September 30, 2022 due to a higher average interest rate.

Net loss

Net loss of $39.5 million for the nine months ended September 30, 2023 increased by $17.1 million from $22.4 million for the nine months ended September 30, 2022 primarily due to higher research and development expenses and general and administrative expenses.

Liquidity and Capital Resources

The following table sets forth selected cash flow information for the periods indicated:

	For the Nine months Ended September 30,
(in thousands)	2023	2022

Cash (used in)/provided by operating activities	$(39,845)	$16,422
Cash used in investing activities	(153)	(350)
Cash provided by financing activities	13,678	18,216

Net change in cash, cash equivalents and restricted cash	$(26,320)	$34,288

Net cash used in operating activities for the nine months ended September 30, 2023 of $39.8 million increased by $56.2 million from the prior-year period of $16.4 million provided by operating activities, as a result of the higher net loss of $17.1 million and the receipt of the $35.0 million up-front payment from Immedica included in the prior-year period.

Net cash used in investing activities was $0.1 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively, due to the purchase of equipment.

Net cash provided by financing activities for the nine months ended September 30, 2023 of $13.7 million and for the nine months ended September 30, 2022 of $18.2 million was primarily from the sale of shares of our common stock.

In August 2020 we entered into the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we may sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of our common stock. On June 28, 2022, we entered into an Amended and Restated Capital on Demand™ Sales Agreement, or the Amended Sales Agreement, with JonesTrading and B. Riley Securities, Inc. The Amended Sales Agreement modifies the original Capital on Demand™ Sales Agreement to include B. Riley as an additional sales agent thereunder. Shares of common stock are offered pursuant to our shelf registration statement on Form S-3 filed with the SEC on August 7, 2020. For the nine months ended September 30, 2023, we sold 1.7 million shares of common stock, resulting in gross proceeds of $13.8 million and net proceeds of $13.4 million. For the nine months ended September 30, 2022, we sold 3.0 million shares of common stock, resulting in gross proceeds of $18.9 million and net proceeds of $18.3 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not currently exposed to significant market risk related to changes in interest rates. As of September 30, 2023, our cash equivalents consisted primarily of short-term money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2023 and 2022.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of September 30, 2023, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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

We are not profitable and have incurred losses in each period since our inception. As of September 30, 2023 and December 31, 2022, we had an accumulated deficit of $328.3 million and $288.8 million, respectively. We reported a net loss of $39.5 million and $22.4 million for the nine months ended September 30, 2023 and 2022, respectively. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, which would have an adverse effect on our business prospects, financial condition and results of operation.

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

We are highly dependent on the regulatory and commercial success of Iomab-B

We have completed patient enrollment in the pivotal Phase 3 SIERRA trial (Study of Iomab-B in Elderly Relapsed or Refractory AML), a 153-patient multi-center randomized trial that compared outcomes of patients who receive Iomab-B and a BMT to those of patients receiving physician’s choice of salvage chemotherapy, defined as conventional care, as no standard of care exists for this patient population. We have announced that Iomab-B met the primary endpoint of dCR in the SIERRA trial with statistical significance (p<0.0001) and we intend to submit a BLA with the FDA in 2024. Even if Iomab-B receives favorable regulatory approval, we may not be successful in securing adequate reimbursement or establishing successful commercial operations. Any or all of these factors could have a material adverse impact on our business and ability to continue operations.

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

In June 2012, we acquired rights to apamistamab, a clinical stage anti-CD45 monoclonal antibody with safety and efficacy data in more than 300 patients in need of a BMT. Iomab-B is our product candidate that links I-131 to apamistamab that was studied in the pivotal Phase 3 SIERRA trial. Product candidates utilizing apamistamab would require BLA approval before they can be marketed in the United States. We are also evaluating Iomab-ACT, which uses a lower dose I-131 for lymphodepletion prior to CAR-T or adoptive cell therapy. We are currently evaluating clinical trials that would use our construct for lymphodepletion. Our CD33 Alpha program studying Actimab-A (lintuzumab-Ac-225) product candidate is also being studied in several Phase 1 trials under our sponsorship and investigator-initiated trials in patients with r/r AML. Product candidates utilizing the lintuzumab antibody would require BLA approval before they can be marketed in the United States. We are in the early stages of evaluating other product candidates consisting of conjugates of Ac-225 with human or humanized antibodies for pre-clinical and clinical development in other types of cancer. The FDA may not approve these products for the indications that are necessary or desirable for successful commercialization. The FDA may fail to approve any BLA we submit for new product candidates or for new intended uses or indications for approved products or future product candidates. Failure to obtain FDA approval for our products in the proposed indications would have a material adverse effect on our business prospects, financial condition and results of operations.

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

We are subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports and other information with the Securities and Exchange Commission and furnishing audited reports to stockholders are substantial. In addition, we will incur substantial expenses in connection with the preparation of registration statements and related documents with respect to any offerings of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

On November 1, 2023, the board of directors approved an amendment to the employment agreement of the Company’s Chief Executive Officer and Chairman of the board of directors, Sandesh Seth, pursuant to which the term of Mr. Seth’s employment was extended from February 21, 2024 to February 21, 2027, subject to the terms of the employment agreement.

ITEM 6. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on April 17, 2013).

3.2	Certificate of Amendment to Certificate of Incorporation, as amended, filed January 7, 2014 (incorporated by reference to Exhibit 3.5 to Form S-1 filed on January 31, 2014).

3.3	Certificate of Amendment to Certificate of Incorporation, as amended, filed February 3, 2014. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 7, 2014).

3.4	Certificate of Amendment to Certificate of Incorporation, as amended, filed on February 26, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 4, 2015).

3.5	Certificate of Amendment to Certificate of Incorporation, as amended, filed on February 26, 2018 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 26, 2018).

3.6	Certificate of Amendment to Certificate of Incorporation, as amended, filed on March 6, 2019 (incorporated by reference to Exhibit 3.7 to Form 10-K filed on March 15, 2019).

3.7	Certificate of Amendment to Certificate of Incorporation, as amended, filed on June 16, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 16, 2020).

3.8	Certificate of Amendment to Certificate of Incorporation, as amended, filed on August 10, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 14, 2020).

3.9	Amended and Restated Bylaws, dated August 8, 2018 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on August 9, 2018).

3.10	Amendment to Amended and Restated Bylaws, dated May 7, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 5, 2020).

10.1#*	Amendment to Employment Agreement, dated November 1, 2023, by and between Actinium Pharmaceuticals, Inc. and Sandesh Seth.

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2**	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTINIUM PHARMACEUTICALS, INC.

Date: November 2, 2023	By:	/s/ Sandesh Seth
Sandesh Seth
Chairman and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Steve O’Loughlin
Steve O’Loughlin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)