Form 10-K
period 2023-12-31
Actinium Pharmaceuticals, Inc.
filed 2024-03-29
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock on the NYSE American on June 30, 2023 was $200,262,958.

As of March 27, 2024, 29,396,411 shares of common stock, $0.001 par value per share, were outstanding.

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

ii

PART I

ITEM 1. BUSINESS.

Description of Our Business

Actinium Pharmaceuticals, Inc. (“Actinium” or the “Company”) develops targeted radiotherapies intended to meaningfully improve survival for patients with relapsed or refractory cancer who have failed existing therapies. Our vision is to build a specialty, hospital-focused, radiotherapeutics company that develops and markets medicines for patients who are treated primarily in large quaternary care hospitals and their catchment areas. We are deploying our technology platform, which we believe to be industry-leading, and intellectual property, with over 230 issued and pending patents worldwide, to develop ARCs, or Antibody Radiation Conjugates, and next-generation radiotherapies against validated cancer targets.

Pipeline Highlights

We intend to leverage the clinical data of our lead product candidates, Iomab-B and Actimab-A, to potentially improve outcomes in patients with relapsed or refractory acute myeloid leukemia (“r/r AML”) by launching two radiotherapy drugs over the next several years to address the significant unmet need for better outcomes from treatment with therapeutics or from undergoing a bone marrow transplant (“BMT”).

We also intend to further advance Iomab-B beyond acute myeloid leukemia (“AML”), based on promising data as a disease control and conditioning agent for various other blood cancers. Based on early clinical trial results, we are also working on a next-generation conditioning program, Iomab-ACT, for rapidly growing cell and gene therapies.

Our Next Generation ARC Pipeline

AML is an aggressive, heterogeneous disease that is difficult to treat. Over 50% of AML patients develop relapsed or refractory disease within one year of being afflicted and have an extremely poor prognosis and dismal survival. Currently, a BMT is regarded as being able to provide the best treatment outcome and is the only curative regimen available for AML patients, however, access is limited to less than 20% of all AML patients, as patients must be fit enough to withstand the challenges associated with this treatment. The majority of AML patients are considered not transplantable in routine clinical practice as they are not fit enough to withstand the rigors of the patient journey, which includes therapy to attain a remission, conditioning regimens to destroy diseased marrow, the challenge of the transplant itself or post-transplant complications.

Our Iomab-B and Actimab-A product candidates have the potential to fill the major unmet medical needs in r/r AML in a complementary fashion as they are directed at different parts of the patient journey. Iomab-B, an ARC that is comprised of the anti-CD45 apamistamab and the radioisotope iodine-131 (“I-131”), is being developed as a targeted bridging therapy candidate that we believe could provide both disease control and conditioning in one agent. We believe the results from our Phase 3 Study of Iomab-B in Elderly Relapsed or Refractor AML “SIERRA trial” demonstrate the possibility for unprecedented access to a BMT and improved survival in unfit patients who are currently not considered transplantable in routine clinical practice. We are developing Actimab-A, an ARC comprised of the anti-CD33 lintuzumab and the radioisotope actinium-225 (“Ac-225”), as a targeted therapy candidate for fit patients. Actimab-A has demonstrated an extension in survival in a proof-of-concept study and is poised for advanced development and program expansion in collaboration with the National Cancer Institute (“NCI”). Together, we believe these two product candidates could provide us the opportunity to transform the treatment of AML, especially in the relapsed and refractory segment which represents over 50% of AML patients.

Iomab-B was evaluated in the randomized SIERRA trial and met the primary endpoint of durable Complete Remission (“dCR”) with a high degree of statistical significance (p<0.0001). In February 2023, we announced full SIERRA trial results, demonstrating unprecedented transplant access and improved outcomes in patients with r/r AML, with double 1-year and median overall survival (“OS”) compared to control-arm patients. These data were presented at the 2023 Tandem Meetings aka the Transplantation & Cellular Therapy (“TCT”) Meetings of the American Society for Transplantation and Cellular Therapy (“ASTCT”) and the Center for International Blood & Marrow Transplant Research (“CIBMTR”). We believe these results from the SIERRA trial may provide the opportunity, if we are able to obtain U.S. Food and Drug Administration (“FDA”) approval, to establish Iomab-B as a potential new standard of care.

The results from the SIERRA trial have been and are expected to be presented at the most prestigious and high-impact bone marrow transplant and hematology medical conferences, nuclear medicine conferences and nursing congresses. This wide exposure is helping broaden the awareness of Iomab-B among members of these relevant medical and scientific communities as we and our partner Immedica Pharma AB (“Immedica”) prepare for potential commercialization in the US and European, Middle East and North Africa (“EUMENA”) region subject to FDA and marketing authorization application (“MAA”) approvals, respectively. Including TCT, the SIERRA Phase 3 results have now been highlighted in oral presentations at several U.S. and European bone marrow transplant, hematology, nuclear medicine and nursing conferences attended by key Iomab-B stakeholders, including bone marrow transplant physicians, hematologists and nuclear medicine physicians.

Iomab-B SIERRA trial data presentations include:

●	European Society for Blood and Marrow Transplantation (“EBMT”) Annual Meeting, 2023 and 2024

●	Oncology Nursing Society (“ONS”) 48th Annual Congress, April 2023

●	European Hematology Association (“EHA”) 2023 Hybrid Congress, June 2023

●	Society for Nuclear Medicine and Molecule Imaging (“SNMMI”) Annual Meeting, June 2023

●	European Association of Nuclear Medicine (“EANM”) 2023 Congress, September 2023

●	Society of Hematologic Oncology (“SOHO”) 2023 Annual Meeting, September 2023

●	65th Annual American Society of Hematology (“ASH”) Meeting & Exposition, December 2023

●	2023 and 2024 Tandem Meetings | Transplantation & Cellular Therapy Meetings of ASTCT and CIBMTR

We believe that the medical and scientific communities present at these events took note of the positive SIERRA clinical trial results and their potential positive impact in treating elderly r/r AML patients, the safety and tolerability of Iomab-B and the successful administration of Iomab-B infusions at various BMT centers, which was done without increasing radiation exposure risks to treating nursing staff. The SIERRA results were awarded the Henry N. Wagner, Jr., Abstract of the Year award at SNMMI, representing the top selection out of more than 1,500 abstracts accepted for presentation, which we believe highlights the recognition by the nuclear medicine community.

Iomab-B SIERRA trial data presented in an oral presentation at ASH in December 2023 detailed survival outcomes of patients with a TP53 mutation enrolled in the SIERRA trial, highlighting improved survival in patients who received Iomab-B. A total of 37 patients (24.2%) enrolled in the SIERRA trial had a TP53 mutation with 17 patients randomized to the Iomab-B arm and 20 patients randomized to the control arm of the study. Median OS for TP53 negative patients receiving Iomab-B was 6.37 months and 5.72 months for TP53 positive patients. In the control arm (including crossover patients), the median OS for TP53 positive patients was 2.96 months. Iomab-B was shown to significantly improve outcomes in TP53 positive patients (initial randomization and crossover patients) with a median OS of 5.49 months versus 1.66 months in patients that did not receive Iomab-B (hazard ratio 0.23, p-value=0.0002). These results for patients with a TP53 mutation were also accepted for oral presentation at the EBMT 50th Annual Meeting in Glasgow, UK to be held on April 14 through April 17, 2024. Most recently, at the 2024 Tandem Meetings held from February 21 through February 24, 2024, in San Antonio, Texas, five abstracts were accepted for two oral presentations and three poster presentations. Two posters detailed results and findings from the SIERRA trial of Iomab-B, including outcomes in patients with a TP53 mutation and dosimetry details and another poster for a Phase 1 study demonstrating safety and lymphodepletion from Iomab-ACT conditioning with CD19 CAR-T therapy. In an oral presentation, data from the SIERRA trial highlighted the outcomes and safety of Iomab-B in patients 65 years and older that were similar to what we presented for the overall SIERRA population, and the second oral presentation highlighted unprecedented BMT engraftment in patients receiving a therapeutic dose of Iomab-B, and demonstration of successful donor chimerism was presented. The data presented from the SIERRA trial highlight the opportunity for Iomab-B to provide better access and outcomes in these hard-to-treat sub-groups, including patients with a TP53 mutation and those 65 years of age and older.

We continue to advance our efforts to file our Biologics License Application (“BLA”) for Iomab-B to the FDA and support Immedica, our EUMENA commercial partner, with the MAA for Iomab-B with the European Medicines Agency (“EMA”). We conducted a successful meeting with the FDA where we received positive feedback regarding our Chemistry, Manufacturing and Controls (“CMC”) package for Iomab-B and have been assigned a BLA number. We have also submitted a meeting request with the FDA to continue to discuss the clinical and non-clinical sections of our BLA package prior to submitting our BLA filing and expect to hold this meeting in the second quarter of 2024. As part of the MAA filing process, Immedica has conducted meetings to review the SIERRA trial clinical and CMC data with its rapporteur and co-rapporteur, representatives of EU member states designated to lead the evaluation of an MAA application, and following those meetings Immedica is proceeding with its MAA filing for Iomab-B. Based on our current assumptions, we believe we may be able to receive regulatory approval for Iomab-B in 2025. We are committed to working to bring Iomab-B to patients globally, as there are a significant number of patients with r/r AML globally. Europe represents a large commercial market opportunity with approximately twice as many transplants performed compared to the United States. We also plan to seek approvals in Canada, Latin America and the Asia-Pacific region following U.S. or EU approval, either ourselves or in collaboration with potential future partners.

We are also working on a next-generation conditioning program, Iomab-ACT, for the rapidly growing cell and gene therapy market. We have a National Institutes of Health (“NIH”)-funded ongoing proof-of-concept study with Memorial Sloan Kettering Cancer Center (“MSKCC”) using single agent Iomab-ACT as conditioning in place of traditional fludarabine and cyclophosphamide (“Flu/Cy”) to achieve improved lymphodepletion prior to CD19 CAR-T treatment in patients with relapsed or refractory B-cell acute lymphoblastic leukemia (“ALL”) or diffuse large B-cell lymphoma (“DLBCL”). The consistent CD45 expression on select immune and hematopoietic cells leads to potent lymphodepletion and reduced cytokine release syndrome (“CRS”) and immune effector cell–associated neurotoxicity syndrome (“ICANS”) with a single dose administered in an outpatient setting. The NIH grant was recently extended to fund the ongoing clinical trial with MSKCC. In March 2024, we announced a new clinical trial that will study Iomab-ACT as targeted conditioning prior to patients receiving an FDA approved commercial CAR-T therapy. This trial will be conducted at the University of Texas Southwestern and will start recruiting patients following FDA review and clearance of the study. To our knowledge, this is the first time a targeted radiotherapy conditioning regimen will be used prior to a commercial CAR-T therapy.

We have an industry-leading clinical development program investigating Actimab-A, a CD33 targeting ARC conjugated to the potent alpha radiation emitting isotope Ac-225, that has been studied in approximately 150 patients treated over six clinical trials. The potent linear energy transfer emitted by Ac-225 has no known resistance mechanism. Actimab-A is being developed in combination with other regimens, including chemotherapies and targeted agents utilizing its potential mechanistic synergies. We are attempting to leverage the mutation-agnostic ability of Ac-225 to establish Actimab-A as a backbone therapy in AML, an extremely heterogenous and radiosensitive disease.

We believe our Actimab-A + CLAG-M therapeutic combination trial results in r/r AML validate this approach. Phase 1 results from the Actimab-A + CLAG-M combination trial showed high response rates and minimal residual disease (“MRD”) negativity, translating to a survival benefit in patients who are typically expected to live two to four months. On September 6, 2023, updated data from the Actimab-A + CLAG-M combination trial was presented at SOHO where 1-year OS for patients with prior venetoclax treatment was 46% and 48% in all patients receiving Actimab-A + CLAG-M treatment. In patients who received a transplant, the median OS was 24 months or more.

In 2023, we announced the NCI Cooperative Research and Development Agreement (“CRADA”) to develop Actimab-A for the treatment of patients with AML and other hematologic malignancies. The NCI will serve as the regulatory sponsor for any clinical trials mutually approved by both parties to study Actimab-A, and the CRADA will provide extensive support for and accelerate the development of Actimab-A alone or in combination with chemotherapy, immunotherapy, targeted agents and other novel combinations. The CRADA studies will be overseen by the NCI in collaboration with Actinium’s clinical development team, where Actinium has the right to review and approve all protocols and has full rights to all data. The NCI CRADA provides for Actinium to supply Actimab-A and for NCI to cover all clinical trial execution and development expenses. The NCI CRADA is anticipated to have a material balance sheet sparing impact over the next several years. We expect the NCI to initiate further development of Actimab-A in combination with CLAG-M and other targeted agents to broaden the scope of its development in r/r AML.

Our Phase 1 data showed the combination of Actimab-A + venetoclax was well-tolerated with responses, including a CR and a partial response in early dose-escalation cohorts. Additionally, at SOHO, we presented the first-ever preclinical data demonstrating the potential synergy of Actimab-A with FLT3 (Fms-like tyrosine kinase 3) inhibitors gilteritinib and midostaurin. FLT3 is one of the most commonly mutated genes in AML and is associated with aggressive disease with poor outcomes. Actimab-A was shown to have single-agent activity against FLT3 mutant AML cell lines, supporting its mutation-agnostic mechanism, and enhanced the anti-leukemic activity of the FLT3 inhibition in vitro.

CD33-expressing myeloid derived suppressor cells, (“MDSCs”), are present within the tumor microenvironment and exert immunosuppressive effects. In April 2023, we presented preclinical data at the Association for Cancer Research (“AACR”) Annual Meeting that depicted Actimab-A’s role in the tumor microenvironment to overcome immunosuppression driven by MDSCs. We believe that our findings show that Actimab-A has the potential to selectively deplete MDSCs in lung, colorectal and other cancers. Actimab-A also demonstrated statistically significant depletion of human MDSCs compared to Mylotarg, a CD33-targeted antibody-drug conjugate (“ADC”) in colorectal cancer (p<0.01), highlighting the potent cytotoxicity and potential therapeutic benefit of radiotherapy compared to naked antibodies or ADCs. Actimab-A demonstrates the advantages of ARCs over ADCs by using the power of radiation, against which cells have no known resistance or repair mechanism. Radiation can cause double stranded breaks in DNA, which lead to cancer cell death. At the Society of Immunotherapy of Cancer (“SITC”) 38th Annual Meeting on November 4, 2023, data was presented highlighting Actimab-A’s unique ability to target and deplete MDSCs and restore T-cell proliferation and effector response. SPECT/CT imaging confirmed uptake of Actimab-A in a humanized non-small cell lung cancer model, indicating enrichment of CD33+ MDSCs in the tumor microenvironment. We believe that the data continues to support our objective to demonstrate the potential for Actimab-A to be a backbone therapy to broadly improve antitumor activity of immunotherapies and other targeted therapeutic modalities.

To realize the broader development potential for Actimab-A, we are exploring its role as a maintenance therapy for various indications through our research and development (“R&D”) efforts. Despite advances in therapeutics, a major concern remains, with relapse risk greater than 50% for adults with high-risk AML. The goal of maintenance therapy is to improve overall survival and eradicate MRD. Having demonstrated 72% MRD negativity rate in r/r AML patients who received Actimab-A + CLAG-M and achieved CR/CRi (Complete Remission with incomplete count recovery), we aim to develop a treatment strategy in the maintenance setting utilizing Actimab-A alone or in various combinations.

Our ARC product candidates are intended to combine the targeting ability of monoclonal antibodies (“mAb”) with the cell-killing ability of radioisotopes. Our ARC product candidates target antigens that are expressed on certain cancer cell types and are able to destroy cellular DNA and kill these cells with the energy that they emit. We are deploying our technology platform, which we believe to be industry-leading, and intellectual property, with over 230 issued patents and pending patent applications worldwide, to develop ARCs and next-generation targeted radiotherapies that we intend to be ideally suited for particular disease indications and patient populations. We are working on several preclinical programs that include novel approaches to validated cancer targets, as well as novel targets that show immense potential for radiotherapeutic approaches. We have several ongoing programs in solid tumors at the pre-clinical stage with investigational new drug (“IND”) enabling studies underway. Our research collaborations with large pharmaceutical and biotech companies such as Astellas Pharma Inc. (“Astellas”), AVEO Oncology/LG Chem (“LG Chem”), and EpicentRx, Inc. (“EpicentRx”) established our work with immunotherapies and in solid tumors in 2023 and years prior. Preclinical pharmacology studies with our targeted radiotherapeutics directed at validated cancer targets have shown strong improvement in tumor growth inhibition in various preclinical tumor models, prompting our efforts in multiple solid tumor programs.

At year-end 2023, we had approximately $76.7 million of cash on hand. As of March 27, 2024, our unaudited cash on hand of $84.3 million is expected to fund operations into the second half of 2026, which we believe will provide a path for Actinium to potentially achieve regulatory approvals for Iomab-B in the U.S., EUMENA, and other regions, advance Actimab-A through multiple trials in front-line and r/r AML settings to realize our vision. In addition, we expect to continue to advance Iomab-ACT for cell and gene therapy conditioning, advance key R&D solid tumor programs and realize the value of our Ac-225 manufacturing technology and know-how.

Market Opportunity

The market opportunity for Iomab-B and Actimab-A, as depicted in the diagram below, exists for AML therapies and for cellular therapy conditioning in various blood cancers. We believe that Iomab-B and Actimab-A can fill the major unmet medical needs in r/r AML in a complementary fashion as they are utilized in different parts of the patient treatment journey. Today, less than 20% of all AML patients and less than 5% of r/r AML patients are able to access a BMT, currently the only potentially curative option. Most patients receiving BMT are fit, in remission and able to withstand the challenges associated with this treatment, leaving the large majority of AML patients ineligible for transplant. This provides an opportunity for Iomab-B, which has demonstrated the ability to enable unfit patients to benefit from a BMT.

The incidence of AML is approximately 21,000 patients per year, with a prevalence of approximately 70,000 in the U.S., (approximately 27,500 new patients per year in Europe) and the disease has an outsized economic impact relative to its population size. In a retrospective analysis of commercial payer data published in the Journal of Managed Care & Specialty Pharmacy, total mean episode costs for patients with r/r AML were approximately $439 thousand, with hospitalization as the largest contributor to cost. Over 50% of patients diagnosed with AML will develop relapsed or refractory disease, with a median age of 68 years at diagnosis. In the U.S., Iomab-B can potentially expand the market from the approximately 400 r/r AML patients who are transplanted currently to approximately 8,000 unfit patients that could be eligible for transplant. Despite 11 new approved therapies since 2017, no significant advancements have been made toward a cure and there is an important unmet medical need for better therapeutics, which provides the opportunity for Actimab-A. Using Actimab-A in combination with chemotherapy or a targeted therapy, we have the potential opportunity to treat both newly diagnosed or r/r AML patients, with the potential addressable population comparable to the prevalence of patients with AML.

In the U.S. and the five largest countries in Western Europe (France, Germany, Italy, Spain and the United Kingdom, which we refer to as “EU5”), we believe there is the potential market opportunity to address more than 85 thousand r/r AML patients, as shown above. Globally, the number of BMTs performed has doubled in the last 10 years, with an estimated ~70 thousand allogeneic BMTs performed annually. Europe represents 40% of BMTs, the largest share of any continent globally. Similar to the U.S., we believe the EUMENA market opportunity for Iomab-B has favorable commercial dynamics where the majority of the estimated7,200 BMTs performed in AML patients (approximately twice the number of BMTs performed in the U.S.) are concentrated in major centers that treat the majority of patients in each country and region.

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

Beyond BMT, the opportunity exists for better conditioning in other areas of cellular therapy, such as CAR-T as well as gene therapies. The pipeline of CAR-T and gene therapies has rapidly expanded, with the addressable patient population expected to nearly double and reach approximately 93,000 patients in the U.S. by 2030 based on the current pipeline of therapies. The CAR-T market size in terms of revenue is estimated to grow at a CAGR of approximately 11% over the next 5 plus years. Currently, there are six CAR T-cell therapies approved by the FDA that are used to treat patients with lymphomas, leukemia and multiple myeloma, which collectively had total sales over $3.5 billion in 2023. The addressable market for Iomab-ACT is in line with the patient population for cellular therapy as all patients receive conditioning of some type prior to these treatments. We will continue to develop Iomab-ACT, our next-generation conditioning program for rapidly growing cell and gene therapies based on early promising results, ultimately with the value proposition of improving overall access and outcomes for patients who need cellular or gene therapies. We believe an opportunity exists for Iomab-ACT to potentially generate significant revenue, if it can provide one or more clinical benefits related to lower CRS, less neurotoxicity, longer duration of response or a higher overall success rate of cellular therapy due to benefits of targeted conditioning.

Our Strategy

Actinium’s strategy is to build a fully integrated, specialty radiotherapeutics company focused on the top 100 cancer hospitals, using the power of our platform to deliver new treatment options for patient populations living with high unmet medical needs in hematology and oncology. We believe our focus on relapsed or refractory disease in cancer indications with high unmet medical need, with limited or no competition, and where the primary delivery of care occurs in large comprehensive cancer care centers, is the appropriate strategy for our company. We believe that the cell-killing power of linear energy transfer delivered via radiotherapeutics is unmatched by other technologies and we believe relapsed/refractory disease is an area where radiotherapeutics can succeed over other approaches. However, radiotherapeutics must be delivered on a just-in-time basis, and commercial and supply chain barriers are higher than with other types of medicines. The validity of our approach is demonstrated by our product development strategy as well as the commercial and operating model that we are building for our lead ARC product candidates, Iomab-B and Actimab-A.

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

Iomab-B and Actimab-A have the potential to significantly improve r/r AML outcomes in a complementary manner

Fit
Unfit
Therapeutic
Actimab-A
Mutation-agnostic combinations as a potential backbone therapy
Transplant Accessing Agent
Life Cycle
Iomab-B
Lead asset with proven ability to improve BMT access and outcomes

We believe the operating model required to achieve our vision is attractive for several reasons, including the concentrated point of care; the top 50 transplant centers account for approximately 75% of BMTs and the top 100 hospitals treat over 50% of r/r AML patients. Further, there is significant overlap in the healthcare providers and ecosystem required to diagnose, treat and care for r/r AML patients within these hospitals, which we believe will enable us to deploy a relatively small commercial organization and operate an appropriately sized supply chain.

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

Our strategic priorities are to:

●	Establish Iomab-B as the standard of care to improve BMT access and survival outcomes in r/r AML patients who are currently not considered transplantable in routine clinical practice: With the SIERRA results demonstrating unprecedented access to BMT, Iomab-B is being developed to address the high unmet need in conditioning for potentially curative BMT, where the majority of patients are treated in a concentrated number of leading centers globally. In the U.S. and EU5, we believe there is the potential market opportunity to address more than 85 thousand r/r AML patients, as shown above. Europe represents 40% of BMTs globally. We intend to leverage our operating track record at key cancer centers to build an organization that can effectively commercialize Iomab-B. By virtue of the SIERRA trial, we have established operations at 24 leading BMT centers in the U.S. (22) and Canada (2) that represent about 30% of transplant volume and have strong working partnerships with Key Opinion Leaders (“KOLs”) and their teams. The SIERRA results demonstrating unprecedented access to BMT and outcomes, along with our commitment to operational excellence provide a strong foundation for our commercial team in the U.S. Similar to the U.S. market, we believe the EUMENA market opportunity for Iomab-B has favorable commercial dynamics where the majority of BMTs performed in AML patients (twice the number performed in the U.S.) are concentrated in major centers that treat the majority of patients in each country and region.

●	Advance Actimab-A in combinations as a backbone therapy for r/r AML: We intend to progress late-stage development of Actimab-A to leverage its mutation-agnostic mechanism of action (“MOA”) and exploit synergies in combination with other treatments to develop it as an AML backbone therapy. This approach is validated by proof-of-concept data from our Actimab-A + CLAG-M combination trial in r/r AML, which included 57% of patients who had failed venetoclax and are expected to live two to four months on average. The results demonstrated high response rates overall and in these venetoclax failed patients’ median OS was 59% at one year and 32% at two years. Our collaboration with the NCI under the CRADA could provide broad support for late-stage development of Actimab-A + CLAG-M and also other clinical trials to broaden use of Actimab-A. Actimab-A, if approved, would enable us to launch a second product that is complementary to Iomab-B and fulfill our ambition of transforming the treatment outcomes of r/r AML and expand our commercial footprint into the remaining top 100 cancer care centers outside of the leading BMT hospitals.

●	Expand the Iomab-B label and revenue stream via life cycle management: We intend to leverage data from several clinical trials that demonstrate the ability of Iomab-B to improve BMT access and outcomes in five additional hematologic indications. These data in MDS, ALL, HL, NHL and MM provide the foundation to expand the label for Iomab-B and increase its market potential. In AML, we would seek label expansion into haploidentical transplants, earlier lines of treatment and younger patients below the age of 55, the cutoff in the SIERRA trial. As much as possible, we would seek to use investigator sponsored trials as the primary strategy for label expansion in order to maximize capital utilization.

●	Further expand our conditioning franchise by developing Iomab-ACT for cell and gene therapies: We plan to develop Iomab-ACT to be used for either lymphodepletion or reduced intensity conditioning prior to CAR-T and gene therapies. Similar to BMT, access and outcomes of patients who might benefit from these therapies is currently limited by sub-optimal chemotherapy-based conditioning agents. The number of patients potentially eligible for Iomab-ACT is growing with increased availability of commercial cell and gene therapy products, as well as the expanding number of indications. We are studying Iomab-ACT in conditioning prior to CAR-T cellular therapy via a NIH grant that was recently extended to the Phase 2 portion to fund the ongoing clinical trial with MSKCC. In October 2023, we announced the extension of a NIH Small Business Technology Transfer grant to support the clinical collaboration with MSKCC. In March 2024, we announced a new clinical trial that will study Iomab-ACT as targeted conditioning prior to patients receiving an FDA-approved commercial CAR-T therapy. This trial is expected to be conducted at the University of Texas Southwestern and expected to start recruiting patients following FDA review and clearance of the study.

●

Leverage our R&D capabilities and technological prowess to advance our solid tumor directed ARC programs and partnerships: Our preclinical programs include novel approaches to validated cancer targets, as well as novel targets that we believe to show immense potential for radiotherapeutic approaches. We intend to continue to direct our R&D effort to advance our solid tumor directed ARC programs into the clinic and support life cycle management for Iomab-B and Actimab-A. Results from our preclinical pharmacology studies with our targeted ARCs have led to multiple solid tumor programs in the preclinical stage with IND enabling studies underway. We currently believe that Actinium’s ARCs are less likely than small molecules to face pricing pressure and negotiation, given that small molecules are subject to price negotiations under the Inflation Reduction Act (“IRA”) seven years after approval compared to eleven years for a biologic, with negotiated pricing taking effect two years after selection. While generic versions of certain radiopharmaceuticals utilizing peptides have been submitted to the FDA via the Abbreviated New Drug Application (“ANDA”) pathway, ARCs fall under biologics and therefore only the biosimilar approach pertains to ARCs filed under 351(k) BLA pathway. The regulatory pathway for biosimilars is much more comprehensive than the pathway for generics, and it has not been proven that biosimilars are interchangeable with the innovator’s ARCs.

Our R&D capabilities in developing ARCs and next-generation targeted radiotherapies are reflected in our worldwide patent portfolio of over 230 issued and pending patents. The subject matter covered in this portfolio includes ARC compositions of matter, radiopharmaceutical formulations and manufacturing, methods of treatment and administration, and novel bifunctional chelators (linkers), as well as several aspects of manufacturing Ac-225 using a cyclotron among other subject matter.

In keeping with our strategic vision over the next several years, we plan to first focus on ensuring an Iomab-B approval and successful launch into core BMT centers in the U.S. and working with our partner Immedica to support its commercial success. We intend to expand the Iomab-B label and its revenue stream while progressing the development of Actimab-A by leveraging the NCI CRADA. We will endeavor to progress the development of Iomab-ACT to proof-of-concept and explore potential partnerships as a means to achieve commercialization. Our solid tumor programs are expected to progress toward the clinic as we continue to build out our commercial footprint into the top 100 hospitals, which we hope will position us to develop our ARCs in line with our vision. With commercial dynamics aligning favorably for a successful Iomab-B launch and with late-stage development of Actimab-A planned in collaboration with the NCI, we plan to deliver on our mission to transform the treatment of AML and patient outcomes, and create a highly differentiated, specialty radiotherapeutics company focused on the top 100 large hospitals.

Our ARC Pipeline

We have strategically focused our development efforts in areas where there is a significant unmet medical need. Our novel Antibody Radiation Conjugates or ARCs have the potential to positively impact the outcomes of people living with hard-to-treat diseases such as r/r AML and we are developing both therapeutic and induction/conditioning agents for this purpose. Outside of AML, our ARC pipeline development offers the opportunity to enhance the value proposition of cell and gene therapies with our clinical stage targeted conditioning programs.

AML Focused ARC Programs – Iomab-B and Actimab-A

Our ARC product candidates, Iomab-B and Actimab-A, are focused on addressing the major unmet medical needs in r/r AML in a complementary manner and are directed at different parts of the patient journey.

Iomab-B – Targeted ARC for Induction and Conditioning. A potential new standard of care enabling a curative BMT in currently non-transplantable r/r AML patients with poor survival prognosis

Opportunity to Change the Current Paradigm for Accessing a BMT and Improving Outcomes

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

A trial conducted in Germany from 2015 to 2022 explored outcomes in patients proceeding to BMT but enrolled r/r AML patients FIT to tolerate sequential conditioning, an intensive, salvage chemotherapy-based regimen. Scheitleg et al. presented their findings at ASH in December 2022 titled, In Patients with Relapsed/Refractory AML Sequential Conditioning and Immediate Allogeneic Stem Cell Transplantation (allo-HCT) Results in Similar Overall and Leukemia-Free Survival Compared to Intensive Remission Induction Chemotherapy Followed By Allo-HCT: Results from the Randomized Phase III ASAP Trial or (the “ASAP trial”). The ASAP trial sought to demonstrate non-inferiority between two non-novel approaches and found that outcomes similar to those of current practice could be achieved without first getting a patient into remission before taking them to BMT by giving them sequential conditioning or treating them twice with non-targeted chemotherapy agents that are typically used in this setting.

The ASAP approach is limited to only FIT patients as the UNFIT patients treated in SIERRA could not tolerate ASAP’s highly toxic sequential conditioning approach. However, we believe the ASAP trial results support the use of Iomab-B, which is intended to enable patients with active r/r AML to proceed directly to BMT, without first achieving CR with salvage induction chemotherapy. By doing so, we seek to reduce the amount and severity of toxicities, allowing patients to receive their BMT in better physical condition, reducing the need for in-patient hospital admissions, providing a pharmacoeconomic benefit, increasing access to potentially curative BMT and improve patient outcomes. We believe the SIERRA trial results therefore can change the paradigm in transplant because non-transplantable patients in routine clinical practice can benefit from a transplant with Iomab-B and could have superior outcomes. While both approaches in these trials support increased access to BMT, only Iomab-B is applicable to the UNFIT patients who comprise approximately 80% of r/r AML patients and can potentially expand the market for transplant. To avoid confusion between the potential of the approaches used in the ASAP and SIERRA trials, important distinctions between these trials are depicted in the graphic below.

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

Patients must be able to overcome several challenges related to curative BMT. The first access challenge is that the patient needs to be in complete remission prior to BMT. The current clinical practice is not to transplant patients with active AML as outcomes are poor due to high relapse rates. The National Comprehensive Cancer Network (“NCCN”) guidelines also recommend treatment to achieve remission prior to transplant in patients with relapsed AML. The second challenge to access is tolerance to current conditioning regimens. For older patients, myeloablative regimens are not an option due to intense toxicity and mortality. The third challenge is the ability to achieve post-BMT remission and successful engraftment. Inadequate conditioning can lead to graft failure, which is associated with very high mortality. Patients who fail to achieve a CR post-transplant have extremely poor outcomes and a survival of a few weeks. The fourth challenge relates to BMT tolerability and post-BMT complications. The conditioning and immunosuppressive regimens given to these patients put them at high risk for infectious complications and toxicity. In the SIERRA trial, Iomab-B addressed all four of these challenges. Access to BMT is improved as CR is not needed pre-BMT, given effective disease control and targeted myeloablation. With better post-BMT engraftment, CR and lower complications, the SIERRA trial also addressed the challenges related to improved outcomes through Iomab-B.

We believe the SIERRA results presented in the late-breaker session at the 2023 Tandem Meetings, support Iomab-B’s value proposition of enabling both improved access and outcomes of a BMT, thereby providing a curative option for r/r AML patients, a segment that represents approximately 50% of all AML patients and the majority not transplanted today. The design of the SIERRA trial is provided in the figure below.

SIERRA: A Novel, Pivotal Phase 3 Study of Iomab-B in r/r AML

The pivotal Phase 3 SIERRA trial was a 153-patient, randomized, multi-center, controlled trial of Iomab-B in patients aged 55 and above with active r/r AML, who were heavily pre-treated and had high-risk characteristics. Patients enrolled had blast counts of 5% or greater in the marrow or circulating blasts suggestive of active AML. In this study, Iomab-B was compared to the control arm that allowed physician’s choice of over 20 available agents, including chemotherapies and/or targeted therapies such as venetoclax (BCL-2 inhibitor), FLT3 inhibitors, IDH inhibitors and Mylotarg, reflecting current best-treatment practices attempting to get patients to CR. The control arm included recently approved AML therapies that were added to the SIERRA protocol as they became available. The crossover arm was designed in SIERRA for an equipoise that offered Iomab-B to patients failing to achieve a CR on the control arm with an intent to rescue them by taking them to transplant. Of note, SIERRA had highly restrictive optionality for post-transplant maintenance. Patients with active, r/r AML are not considered eligible for BMT with current approaches and the SIERRA trial was the only randomized Phase 3 trial to offer BMT as a treatment option for this patient population. These patients would not be offered BMT in standard practice and therefore have dismal survival outcomes of two to three months. The primary endpoint of the SIERRA trial was dCR of 6-months and the secondary endpoints are OS and Event-Free Survival (“EFS”). The comparison of OS in subjects randomized to the control arm who crossed over to receive Iomab-B versus all others in the control group was an exploratory efficacy endpoint.

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

Kaplan-Meier Plot of Overall Survival ‒ Iomab-B, Crossover, and Non-Crossover Control Arm

Iomab-B produced a significant and clinically meaningful improvement in the secondary endpoint of EFS, with a 78% reduction in the probability of an event (Hazard Ratio=0.22, p<0.0001 for both per protocol and ITT basis). EFS at 6 months for the Iomab-B arm was 28% compared to 0.2% for the control arm. In the SIERRA trial, an event is defined as one of the following: a patient not achieving CR/CRp (Complete Remission with partial hematologic recovery) or crossing over, patient not receiving BMT, or a patient relapse or death.

In the figure below comparing EFS with Iomab-B versus the control arm, the initial vertical drop in the curve in the Iomab-B arm represents those patients who did not achieve a remission after Iomab-B or those who did not proceed to transplant, while the initial vertical drop in the curve in the control arm mainly represents patients who did not achieve a remission with salvage therapy and either crossed over to Iomab-B or went on to best supportive care.

Event-Free Survival with Iomab-B Versus Control Arm

The table below shows relevant adverse events in transplanted Iomab-B patients. In these patients, incidence of sepsis was four times lower in the Iomab-B arm than the control arm (6.1% vs. 28.6%). In addition, rates of other treatment-related adverse events were lower in favor of Iomab-B, including febrile neutropenia (43.9% vs. 50.0%), mucositis (15.2% vs. 21.4%) and acute graft versus host disease (“GVHD”) (26.1% vs. 35.7%).

Grade ≥3 Treatment-Emergent Adverse Events in Transplanted Patients Through Day 100 Post-HCT

With current treatment practice, patients who have r/r AML with active disease, utilizing current conditioning agents have poor outcomes and very low survival rates. Using an Iomab-B led regimen, an unprecedented number of patients were able to access transplant and were able to do so with active disease, eliminating the need for achieving a CR in order to transplant the patient. Thus, patients are also able to access BMT faster with Iomab-B, in less than half the time compared to conventional care. Iomab-B represents a new paradigm with the potential to establish a new standard of care in r/r AML setting, making it possible for most patients to get to a successful transplant with Iomab-B, with a portion of these patients having a long-term survival benefit. As shown below, with an Iomab-B led regimen, the majority of patients who are non-transplantable in routine clinical practice can be successfully transplanted, administering myeloablative radiation with reduced intensity conditioning tolerability to ultimately achieve transformative survival outcome, changing the treatment paradigm for r/r AML patients.

Iomab-B – New Paradigm to Upend BMT Access and Improve r/r AML Outcomes

At the 2024 Tandem Meetings, Iomab-B SIERRA trial data in an oral presentation detailed survival outcomes of patients with a TP53 mutation enrolled in the SIERRA trial, highlighting improved survival in patients who received Iomab-B. A total of 37 patients (24.2%) enrolled on the SIERRA trial had a TP53 mutation with 17 patients randomized to the Iomab-B arm and 20 patients randomized to the control arm of the study. Median OS for TP53 negative patients receiving Iomab-B was 6.37 months and 5.72 months for TP53 positive patients. In the control arm (including crossover patients), the median OS for TP53 positive patients was 2.96 months. Iomab-B was shown to significantly improve outcomes in TP53 positive patients (initial randomization and crossover patients) with a median OS of 5.49 months versus 1.66 months in patients that did not receive Iomab-B (hazard ratio 0.23, p-value=0.0002). These results for patients with a TP53 mutation were also accepted for oral presentation at the EBMT 50th Annual Meeting in Glasgow, UK to be held on April 14 through April 17, 2024. In a second oral presentation, data from the SIERRA trial highlighted the outcomes and safety of Iomab-B in patients 65 years and older that were similar to what we presented for the overall SIERRA population. The data presented from the SIERRA trial highlight the opportunity for Iomab-B to provide better access and outcomes in these hard-to-treat sub-groups, including patients with a TP53 mutation and those 65 years of age and older.

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

We plan to commercialize Iomab-B in the U.S. The commercial opportunity is supported by favorable dynamics, summarized by the “Three Ps and Two Cs”:

●	Patients: With its promising profile, Iomab-B provides the opportunity for unprecedented BMT access and better outcomes for patients, with favorable safety and tolerability

●	Physicians: Our goal is to help physicians make BMT an option for a vast majority of r/r AML patients who currently are unable to access transplant without disruption to current practice. Patients are able to return to their referring physicians for post-BMT follow-up, and long-term care

●	Payers: Iomab-B potentially unlocks value through getting patients safely to effective, potentially curative transplants, with improved outcomes and a manageable safety and tolerability profile

●	Competition: While there have been multiple new product approvals in AML over the last several years, they primarily focus on addressing genetic mutations, with limited competition in conditioning to increase access to BMT. We do not see direct or indirect visible competition for Iomab-B in the 5-to-10-year horizon to impair the commercial success of Iomab-B.

●	Concentrated Call Points: The commercialization for Iomab-B will benefit from a concentrated market. The top 50 centers perform 75% of BMTs and tend to be concentrated in metropolitan areas. These factors allow for commercialization delivered by a focused 35–50-person commercial organization.

We believe the favorable commercial dynamics for Iomab-B in the U.S. are further supported by the foundation of core competencies, developed during the successful execution of the SIERRA trial at leading high-volume BMT centers. We established and actively managed an end-to-end supply chain, never missing a patient dose, and were able to treat 60% more patients than expected due to the high number of crossover patients. We focused on operational excellence at the point of care, working in partnership with leading KOLs and their teams to successfully execute SIERRA at a wide array of centers. As a result, we have broad reach across leading BMT centers that account for 30% of BMT volume, which speaks to the concentration of the BMT market. The positive SIERRA results of unprecedented access and outcomes along with our commitment to operational excellence provide a strong foundation for our commercial team.

In April 2022, Actinium exclusively licensed the EUMENA commercial rights for Iomab-B to Immedica, an independent pharmaceutical company headquartered in Sweden. Immedica is solely responsible for the commercialization of the product. Immedica has significant know-how and experience in commercializing niche and specialty care products across Europe and the Middle East, with extensive regulatory and commercial expertise and capabilities. Actinium will continue to be responsible for certain clinical development activities and Iomab-B manufacturing and will retain commercialization rights in the U.S. and rest of the world. Currently, there are an estimated ~7,200 BMTs for AML in EUMENA, two times that of the U.S., performed in a concentrated number of centers. The incidence rate of AML in Europe is 3.7 per 100,000, or approximately 27,500 new patients per year. Iomab-B has been granted Orphan Drug Designation by the EMA and has received positive Scientific Advice from EMA prior to the start of the SIERRA trial. Immedica has had rapporteur and co-rapporteur meetings to discuss the SIERRA trial clinical and CMC data, and based on these meetings is proceeding with its MAA filing for Iomab-B.

Background on Iomab-B

Iomab-B is a first-in-class ARC consisting of apamistamab, an anti-CD45 mouse antibody conjugated to radioactive I-131 designed to deliver targeted myeloablative radiation to malignant and hematopoietic cells prior to allogeneic BMT. CD45 is uniquely expressed on blood cancer, immune and bone marrow stem cells at high levels. Targeting CD45 enables delivery of high radiation doses directly to the bone marrow, with a median of 16 gray and as high as 44.6 gray in the SIERRA trial, while minimizing radiation exposure to vital organs such as lungs, heart and gastrointestinal tract, thereby producing myeloablative outcomes with an overall better safety profile and the tolerability of a reduced intensity regimen. I-131 is a beta- and gamma-emitting radioisotope that works on the cell surface and does not need to be internalized. Developed at the Fred Hutchinson Cancer Research Center (“FHCRC”), Iomab-B has been studied in multiple disease indications including leukemias, lymphomas, MDS, and MM. Over 300 patients received Iomab-B through prior studies, demonstrating the potential for unprecedented access to BMT, improved survival and tolerability, and we intend to use these data as we plan for label expansion of Iomab-B. Iomab-B has been granted Orphan Drug Designation from the FDA and has patent protection into 2037.

Actimab-A – CD33 targeting ARC – mutation agnostic mechanism of action has potential as combination backbone therapy in highly radiosensitive, mutation rich AML

Our Actimab-A (225Ac-lintuzumab satetraxetan) program is focused on developing combinations with other AML treatment regimens with mechanistic synergies to establish Actimab-A as a backbone therapy, using the mutation-agnostic mechanism of action of Actimab-A. There is no known resistance mechanism to targeted ARCs, making Actimab-A a candidate for a variety of combinations. The scientific rationale is to use CLAG-M, a powerful chemotherapy regimen routinely used to treat patients with r/r AML, and then use Actimab-A for its precision-targeting ability that produces double-strand-DNA breaks that lead to cancer cell death to clear out residual disease. Actimab-A has demonstrated clinically significant survival benefit in a proof-of-concept study and is poised for advanced development in collaboration with the NCI. We expect the NCI to initiate further development of Actimab-A in combination with CLAG-M and other targeted agents to broaden the scope of its development in r/r AML.

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

In this difficult-to-treat r/r AML population, the results demonstrate its potential. We reported 1-year survival of 53% and 2-year survival of 32%, which are as much as double what can be expected with currently available therapies. The trial showed an Overall Response Rate (“ORR”) of 65% across all dose cohorts, 52% complete remission rate, and a 75% MRD negativity rate. As highlighted in the figure below, the results are encouraging and show that the high rates of responses and MRD negativity are translating to a meaningful survival benefit in these difficult-to-treat patients, who would otherwise have dismal outcomes.

Actimab-A + CLAG-M –Response and Survival Benefit in r/r AML

Actimab-A + CLAG-M Compared to CLAG-M Alone in r/r AML

Efficacy of CLAG-M has been reported in older studies (Halpern and Walter. CLAG-M with dose-escalated mitoxantrone for adults with acute myeloid leukemia. Oncotarget 2018 and Mushtaq et al. Comparison of Salvage Chemotherapy Regimens in Relapsed/Refractory Acute Myeloid Leukemia. ASH 2018) in patients with r/r AML, however, almost all of these studies were conducted in the pre-targeted therapy era, where no patients enrolled had prior venetoclax-based therapy, thus efficacy data of CLAG-M in the current era, in patients exposed to prior venetoclax, or with other high-risk features, is limited. When combined with Actimab-A, the combination has demonstrated a clinically significant survival benefit in a proof-of-concept study irrespective of prior targeted treatment. R/R AML after failing venetoclax-based therapy is associated with dismal survival outcomes, with a median OS of less than 3 months. In comparison, the combination trial of Actimab-A + CLAG-M led to 1-year survival of 59% and 2-year survival of 32% in patients who failed prior venetoclax-based therapy, which compares favorably to the traditional outcomes in these patients. On September 6, 2023, updated data from the Actimab-A + CLAG-M combination trial was presented at SOHO where 1-year OS for patients with prior venetoclax treatment was 46% and 48% in all patients receiving Actimab-A + CLAG-M treatment. In patients who received a transplant, the median OS was 24 months or more.

Actimab-A + venetoclax Phase 1/2 Study Results

We are conducting a Phase 1/2 multi-center trial combining Actimab-A + venetoclax in both fit and unfit patients 18 years and older with r/r AML led by UCLA Medical Center. Data from our Actimab-A + venetoclax combination trial was presented at the 2022 ASH Annual Meeting. We have demonstrated preclinically that combinations of Actimab-A and venetoclax have mechanistic synergies. Overexpression of MCL-1, an anti-apoptotic protein, is associated with resistance to venetoclax in AML. Actimab-A kills tumors cells with DNA double-strand breaks and downregulates MCL-1, which can (re-)sensitize AML cells or reduce tumor resistance to venetoclax. The Actimab-A + venetoclax combination has been well tolerated with responses, including a CR and a partial response in early dose escalation cohorts. Based on the acceptable safety of Actimab-A in combination with venetoclax, we are investigating various approaches to further evaluate the safety and efficacy of Actimab-A in combination with venetoclax and HMA in newly diagnosed AML patients.

Further Development for Actimab-A

In February 2023, we announced that we entered into a CRADA with the NCI, part of the NIH, to develop Actimab-A for the treatment of patients with AML and other hematologic malignancies. The NCI will serve as the regulatory sponsor for any clinical trials mutually approved by both parties to study Actimab-A, and the CRADA is expected to provide support for the development of Actimab-A alone or in combination with chemotherapy, immunotherapy, targeted agents and other novel combinations. The CRADA studies will be overseen by the NCI in collaboration with Actinium’s clinical development team, where Actinium has the right to review and approve all protocols and has full rights to all data. This broad collaboration may accelerate our Actimab-A development efforts with access to NCI’s vast network of over 2,000 clinical trial sites and its Myelomatch program. We expect the NCI to initiate further development of Actimab-A in combination with CLAG-M and other targeted agents to broaden the scope of its development in r/r AML. To realize the broader development potential for Actimab-A, we are also examining the role of Actimab-A as a maintenance therapy for various indications through our R&D efforts.

We are exploring the broader opportunity with our Actimab-A program and the potential use of Actimab-A in solid tumor indications through our R&D efforts. CD33-expressing MDSCs are present within the tumor microenvironment and exert immunosuppressive effects, and we believe that Actimab-A can play an important role in the tumor microenvironment by depleting MDSCs in a targeted manner. In April 2023, we presented data at the AACR Annual Meeting that we believe support the potential role of Actimab-A to overcome immunosuppression by MDSCs in the tumor microenvironment. We believe our preclinical findings show promise with regard to Actimab-A’s ability to selectively deplete CD33-expressing MDSCs in both lung, colorectal, and other cancers, which we intend to explore further via clinical development. Actimab-A also demonstrated statistically significant depletion of human MDSCs compared to Mylotarg, a CD33-targeted ADC in colorectal cancer (p<0.01), highlighting the powerful cytotoxicity and potential therapeutic benefit of radiotherapy compared to naked antibodies or ADCs. Actimab-A demonstrates the advantages of ARCs over ADCs by utilizing the power of radiation, against which cells have no known resistance or repair mechanism. Radiation can cause double stranded breaks in DNA which lead to cancer cell death. MDSCs are ubiquitous across multiple cancer indications and with the substantial number of immunotherapies in development or currently in clinical use, we believe our data may support the potential for Actimab-A, if ultimately approved for commercialization for such indication, to be a backbone therapy that could broadly improve antitumor activity of immunotherapies such as checkpoint inhibitors and T and NK cell therapies and other therapeutic modalities in multiple solid tumor indications. Additional preclinical data evaluating Actimab-A for the targeting of MDSCs was presented at the SITC 38th Annual Meeting on November 4, 2023, highlighting Actimab-A’s ability to target and deplete MDSCs and restore T cell proliferation and effector response. SPECT/CT imaging confirmed uptake of Actimab-A in a humanized non-small cell lung cancer model, indicating enrichment of CD33+ MDSCs in the tumor microenvironment. SPECT/CT imaging confirmed uptake of Actimab-A in a humanized non-small cell lung cancer model, indicating enrichment of CD33+ MDSCs in the tumor microenvironment.

Background on Actimab-A

Actimab-A, an ARC comprised of the anti-CD33 antibody linked to the potent alpha-emitting radioisotope Ac-225. Actimab-A targets CD33, which is expressed in virtually all malignant cells in patients with AML regardless of cytogenetics or mutations and enables potent alpha radiation to be directed against radiosensitive AML cells. These cells have no known resistance or repair mechanisms when hit with the alpha particles from the Ac-225 isotope payload, which cause double stranded DNA breaks. We believe Actimab-A is the first radiotherapeutic for r/r AML and has the unique value proposition of broad applicability, a differentiated mechanism of action, and targeted precision that is well-tolerated with minimal non-hematologic toxicity. Our CD33 development program is driven by data obtained from approximately 150 AML patients in six trials and demonstrated single agent activity with high response rates. A combination strategy was considered appropriate given the changing treatment landscape of AML; hence, based on presumed mechanistic synergies, an investigator-initiated trial of Actimab-A + CLAG-M and a company-sponsored Actimab-A + venetoclax were developed and patients were enrolled into these studies.

Conditioning Focused Programs

Iomab-B

We will further expand the ARC pipeline with our Iomab-B franchise by focusing on lifecycle management for label enhancement and indication expansion. Iomab-B data in five additional hematologic indications (i.e., MDS, ALL, HL, NHL, and MM) provide the foundation to explore indication expansion opportunities to increase the total addressable market for Iomab-B. Across early trials at the FHCRC, Iomab-B demonstrated similar improved access to BMT and outcomes. We will leverage these data with strong results from the pivotal Phase 3 SIERRA trial to execute a comprehensive life cycle management strategy to further expand Iomab-B’s role in a variety of malignant and non-malignant hematological disorders. We will continue to develop the Iomab-B franchise to potentially address a broader market opportunity to address the over 165,000 patients diagnosed with cancers (e.g., leukemia, lymphoma, and myeloma), who could potentially benefit from transplant, but are unable to access one today.

Iomab-ACT

Iomab-ACT is our next generation ARC comprised of apamistamab, the same anti-CD45 antibody as Iomab-B, but utilizes lower, nonmyeloablative levels of I-131 to achieve lymphodepletion for cellular therapies such as CAR-T or reduced intensity conditioning for gene therapies. We intend to continue to develop the Iomab-ACT program designed specifically for use prior to CAR-T and gene therapies, ultimately with a value proposition of improving overall access and outcomes for patients who need cellular or gene therapies.

Preclinical data showed a single, low-dose of Iomab-ACT demonstrated lymphodepletion and as CD45 positive immune cells are implicated in major CAR-T side effects, i.e., CRS and ICANS, Iomab-ACT has the potential to be developed as a conditioning agent for CAR-T therapies. CRS and ICANS remain two most common toxicities of CAR-T therapies with severe cases (>Grade 3) seen in >20% of patients and fatality rates between 0-10%. Due to its effect on host monocytes/macrophages, we believe conditioning with Iomab-ACT will potentially reduce the incidence of CRS and ICANS.

Unlike chemotherapy, Iomab-ACT is targeted in nature, and we expect it to potentially promote improved CAR-T cell expansion, resulting in responses that are higher and more durable. We believe our Iomab-ACT program is highly differentiated when compared to Flu/Cy or other chemotherapy-based regimens that are used as standard practice today for lymphodepletion prior to cell therapy.

We are studying Iomab-ACT in collaboration with MSKCC, for conditioning prior to CAR-T therapy for patients with relapsed or refractory B-cell acute lymphoblastic leukemia (“B-ALL”) or DLBCL. This study funded by a NIH grant is the first study of its kind to use an ARC, or radiotherapeutic-based conditioning regimen, with CAR-T therapy. In October 2023, we announced the extension of a NIH Small Business Technology Transfer grant to support the clinical collaboration with MSKCC. Most recently, at the 2024 Tandem Meetings, we presented results from the ongoing phase 1 trial. No patients (0/4) developed ICANS of any grade, a major safety measure of the study, as ICANS is observed in 25% or more of patients with r/r B-ALL and DLBCL treated with various CAR T-cell products and negligible incidence of CRS. Iomab-ACT demonstrated transient depletion of peripheral blood lymphocytes and monocytes. Persistence of CAR T-cells up to 8 weeks and minimal non-hematologic toxicities have been observed to date.

In March 2024, we announced a clinical trial to study Iomab-ACT with an FDA approved commercial CAR T-cell therapy, which will be led by investigators at the University of Texas Southwestern. To our knowledge this will be the first trial to study a targeted radiotherapy conditioning agent with a commercial CAR-T therapy. UT Southwestern expects to start recruiting patients following FDA review and clearance of the study. Currently, there are six CAR-T therapies approved to treat patients with leukemias, lymphomas and multiple myeloma that had combined annual sales of over $3.5 billion in 2023. Given the robust clinical data that exists with commercial CAR-T therapies, we believe this trial may demonstrate Iomab-ACT’s potential to improve outcomes over current chemotherapy conditioning regiments we are seeking to replace. We believe an opportunity exists for Iomab-ACT to potentially generate significant revenue, if it can provide one or more clinical benefits related to lower CRS, less neurotoxicity, longer duration of response or a higher overall success rate of cellular therapy due to benefits of targeted conditioning.

R&D and Preclinical ARC Programs

Our R&D capabilities have the potential to yield differentiated, high-value ARC programs that demonstrate our experience across multiple validated cancer targets and isotopes and cover broad areas of focus leveraging our clinical development experience across hematology, targeted conditioning, solid tumors, and next generation radiotherapies. We develop ARC product candidates that target antigens that are expressed on certain cancer cell types and are able to destroy cellular DNA and kill these cells with the energy that they emit. The efficacy of ARCs does not require internalization and stable linkers minimize off-target toxicity of the payload.

Our R&D programs inform the advancement of our Iomab-B, Actimab-A, and Iomab-ACT clinical programs. We have utilized our technology platform to develop our clinical portfolio in hematology – Iomab-B and Actimab-A, in conditioning for transplant and as a therapeutic, respectively. Our differentiated R&D efforts are further exemplified by our next-generation Iomab-ACT conditioning program for rapidly growing cell and gene therapies. Our platform has been used to develop a pipeline of novel radiotherapeutic assets to drive company growth. We are working on several preclinical programs which include novel approaches to validated cancer targets, as well as novel targets that we believe to show immense potential for radiotherapeutic approaches. Preclinical pharmacology studies with our targeted radiotherapeutics, such as HER2, CD33 and CD38, have shown strong improvement in tumor growth inhibition in various preclinical tumor models. These results have prompted our R&D team to spearhead efforts in multiple solid tumor programs in the preclinical stage with IND enabling studies underway. Leveraging Actinium’s platform and expertise in developing ARCs, we are exploring how nanobodies, single chain variable fragment (“scFv”), and other related modalities can be combined with novel linkers and radioisotopes to enhance delivery to solid tumors.

We currently believe that Actinium’s ARCs are less likely than small molecules to face pricing pressure and negotiation from IRA, given that small molecules are at risk for pricing negotiations seven years after approval compared to eleven years for biologics with negotiated prices taking effect two years after selection. Further, a drug or biological product that has an orphan drug designation, which Iomab-B and Actimab-A both have, for only one rare disease or condition will be excluded from the IRA's price negotiations requirements  until such time the biological products has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. In addition, regulatory barriers for a generic ARC are much higher than for small molecule radioligands such as those under development or approved, namely, Pluvicto®, Lutathera®, and Xofigo®. While generic versions of certain radiopharmaceuticals utilizing peptides, which are considered small molecules, have been submitted to the FDA via the ANDA pathway, ARCs fall under biologics. For this reason, only the biosimilar approach pertains to ARCs filed under 351(k) BLA pathway. The regulatory pathway for biosimilar is much more comprehensive than the pathway for generics, and it has not been proven that biosimilars are interchangeable with the innovator’s ARCs. In addition, we are not aware of any regulations that would require us to provide Iomab-B or Actimab-A, including their respective mAbs, apamistamab and lintuzumab, to any third party or potential competitor.

We seek to expand our capabilities and technologies across therapeutic modalities, linker technologies and in vivo cancer models, and build visibility through presentations at key conferences and publications in journals of high impact. Our R&D efforts are centered on the advancement of our key ARC programs with a robust “fast-to-clinic” approach. Underpinning our development programs is our expanded patent portfolio of over 230 issued patents and pending patent applications worldwide.

Our Platform Technology

Our proprietary technology platform is built on the core competency to produce targeted radiotherapeutics, and coupled with our know-how and IP, establishes our company in the development of isotope-agnostic, multi-targeted product candidates that have the potential to address the treatment of hard-to-treat diseases. In our clinical and preclinical programs, we have utilized multiple isotopes including Ac-225, I-131 and Lu-177 directed at multiple targets in oncology and hematology such as CD45, CD33, CD38, HER2, among others. Our targeted radiotherapies combine the cell-killing ability of radiation via a radioisotope payload with a targeting agent, such as a monoclonal antibody.

With our in-depth, long-term experience in clinical development of Ac-225 based radiopharmaceuticals, we have developed an end-to-end technology solution for producing Ac-225 that has demonstrated radiochemical and radionuclidic purity identical to current gold standard methods. This patented technology has been used to produce Ac-225 in a cyclotron that is essentially identical to that derived from a Th-229 generator and has the potential to be a lower-cost, commercially scalable higher-yielding approach. Using the cyclotron-produced Ac-225 technology allows for large commercial scale production with estimated cost of goods sold including capital expenditures and operational costs for a single cyclotron facility of between $650 and $1,000 per mCi, which is between 10 to 20 times less expensive than the price of currently available Ac-225 material.

Our extensive know-how related to this production technology is supported by five issued patents in the U.S. and 49 patents internationally and covers:

●	End-to-end solution including processing and recycling of Radium-226 starting material

●	Production of up to 100 mCi of Ac-225 per production cycle

●	Utilization of a medium energy cyclotron

●	Expected cost 10 to 20 times lower than currently available material

●	Radiochemical purity > 99%

●	Radioisotopic purity 99.8% with no long-lived contaminants and <0.001% Ac-227

With our Ac-2225 based Actimab-A program and the rapidly increasing number of Ac-225 based programs in development, we believe that we are well positioned to leverage this technology to produce Ac-225 to address the growing clinical demand.

Manufacturing and Supply Chain

Actinium has established significant manufacturing and supply chain expertise due to the unique manufacturing and distribution requirements of radiotherapeutics. Due to the short half-life of radioisotopes, the finished drug product is shipped “hot” and must be administered within days. Actinium has established core competencies in the process of manufacturing radiotherapeutics, coordinating with the hospital’s care team, and delivering “just-in-time” doses. We have delivered over 500 doses for 18 clinical trials at 45 large cancer hospitals and have never missed a dose.

Isotope supply is critical for the manufacturing of radiotherapeutics, and we have engaged several sources for the procurement of alpha (e.g., Ac-225) and beta (e.g., I-131 and Lu-177) emitters. We also have multiple isotope supply agreements and qualified vendors in place to supply isotopes for commercial production.

For Iomab-B, we have established an actively managed end-to-end supply chain that encompasses isotope sourcing through drug administration at the point of care. Our end-to-end supply chain did not miss a patient dose in our international, 24-site SIERRA Phase 3 clinical trial including 40 additional patients that crossed over from the control arm to receive Iomab-B. We believe we have a thorough understanding and working knowledge of the intricacies required to manufacture and distribute radiotherapies. Through our clinical experience with Iomab-B and Actimab-A, we have developed a wealth of proprietary knowledge to enable coordination between Actinium and all key stakeholders including, but not limited to hematologists/oncologists, infusion center and in patient rooms, nuclear medicine and radiology, hot labs and radio-pharmacies, and radiation safety committees, among others. We have scaled up and have commercially viable manufacturing operations in place to support U.S. and international commercial sales.

Actinium has commercial agreements with Contract Development and Manufacturing Organizations (“CDMOs”) with significant experience in mAb and final radio-labeled drug products. The CDMO we have selected to manufacture the finished drug product to support our commercial activity has been previously inspected by the FDA and EMA. Our finished drug product CDMO is centrally located in the U.S. and has significant experience in the international supply of radiotherapies. We have scaled deliberately for manufacturing flexibility and are currently qualifying additional CDMOs to ensure readily available drug product upon FDA approval and the ability to ramp up rapidly to meet commercial demand.

Intellectual Property

Our proprietary technology platform is supported by IP, know-how and trade secrets that cover the generation, development, methods of use and manufacture of targeted radiotherapies and their select components. Our IP covers various methods of use in multiple diseases, including indication, dose and scheduling, radionuclide warhead, and therapeutic combinations.

As of March 2024, our patent portfolio is comprised of over 230 issued patents and pending patent applications worldwide, which we believe constitutes a valuable business asset. Our IP includes 47 patent families, including key patents that relate primarily to our radiotherapeutic candidates. Our patent portfolio includes 15 issued patents and 52 pending patent applications in the U.S., and 166 that are issued or pending internationally. The effective lives of the issued patents in our portfolio, or patents that may issue from the pending applications in our portfolio, ranges from expirations between 2024 and 2043.

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

Our patents also cover key areas of our business such as manufacturing key components of our product candidate, Actimab-A, including Ac-225 in a cyclotron. We have expertise in utilizing the alpha emitting isotope Ac-225 including clinical experience in treating approximately 150 patients with our alpha-emitter-based therapies, “gold standard” linker technology and 5 issued patents in the U.S. and 49 patents internationally related to the manufacturing of Ac-225 in a cyclotron, which we believe has the potential to produce higher quantities of Ac-225 than currently utilized methods. In addition, we also own U.S. and international patents and pending patent applications that relate to the manufacturing of Actimab-A and its use in the treatment of cancers.

Strategic Collaborations and Licensing Agreements

Actinium has established strategic partnerships to enable our vision of developing novel targeted radiotherapies in blood cancers and solid tumors. As exemplified by our partnerships, we work with renowned academic and research institutions such as FHCRC, the NCI, NIH and MSKCC. Our collaborations with large pharmaceutical and biotech companies such as Astellas, LG Chem, and EpicentRx have established our work with immunotherapies and in solid tumors in 2023 and years prior.

We have collaborations that support the advancement of our ARC pipeline clinical assets, including Iomab-B, Iomab-ACT and Actimab-A. In June 2012, the Company entered into a license and sponsored research agreement with FHCRC to build upon previous and ongoing clinical trials with Iomab-B. Developed at FHCRC, a pioneer in the field of BMT, Iomab-B has been studied in over 400 patients and is supported by data in six disease indications including leukemias, lymphomas and multiple myeloma. The Company has been granted exclusive rights to the antibody and related master cell bank developed by FHCRC. A milestone payment of $1 million will be due to FHCRC upon FDA approval of the first drug utilizing the licensed antibody. Upon commercial sale of the drug, royalty payments of 2% of net sales will be due to FHCRC. In April 2022, Actinium exclusively licensed the EUMENA commercial rights for Iomab-B to Immedica, an independent pharmaceutical company headquartered in Sweden. Immedica is solely responsible for commercialization of the product. Immedica has significant know-how and experience in commercializing niche and specialty care products across Europe and the Middle East, with extensive expertise and capabilities across sales and marketing, market access, regulatory and medical affairs, drug safety and quality assurance, among others. Actinium received an upfront payment of $35 million USD with the potential for an additional $417 million USD in regulatory and sales milestones and mid-twenty percent royalties. The market potential is extremely compelling in the EU, where the potential market is approximately 50% larger than in the U.S. with 15,000 patients with r/r AML and double the number of BMTs performed than in the U.S. Iomab-B has been granted Orphan Drug Designation by the EMA and has received positive Scientific Advice from the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA.

In October 2020, we announced a Small Business Technology Transfer grant from the NIH to support a clinical collaboration with MSKCC to study Iomab-ACT for targeted conditioning prior to CAR-T cellular therapy. In October 2023, we announced the extension of the grant to support the ongoing clinical collaboration with MSKCC.

In February 2023, we announced that Actinium entered into a CRADA with the NCI, part of the NIH, to develop Actimab-A in for the treatment of patients with AML and other hematologic malignancies. The CRADA provides for the NCI to serve as the regulatory sponsor for any clinical trials mutually approved by both parties to study Actimab-A and for Actinium to be responsible for supplying Actimab-A to participating clinical sites and providing additional support as needed. The CRADA is expected to provide broad support for the development of Actimab-A alone or in combination with chemotherapy, immunotherapy, targeted agents and other novel combinations. The CRADA studies are overseen by NCI in collaboration with Actinium's clinical development team.

We intend to continue to pursue selective partnerships with research institutions and biopharmaceutical companies to advance our technology in the solid tumor arena and continue our progress from the foundation established by our research partnerships through our R&D and preclinical ARC programs.

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

In AML, the pipeline is crowded with 100+ programs, however, this includes only a few Phase 3 assets with limited potential that do not represent an imminent, competitive threat to Iomab-B or Actimab-A. None of the Phase 2 development programs in AML show the promise of producing high rates or duration of remission, and most patients that relapse tend to have poor survival outcomes. The Phase 2 assets primarily consist of agents targeting specific AML mutations, immunotherapies, or cell cycle modulators, which largely address finite segments of the population and do not have the broad potential for utilization like Actimab-A. Early clinical and preclinical stage assets consist of more cell therapy and immune cell engagers, and the potential success of these modalities in AML remain uncertain. Our strategy is to develop Actimab-A in combination with other products, and agents in the development pipeline have the potential for synergies in combination with Actimab-A.

In conditioning, agents currently used for myeloablation prior to a BMT, lymphodepletion prior to CAR-T and other adoptive cell therapies and reduced intensity conditioning for gene therapy are largely generic, non-targeted chemotherapeutic agents. Jasper Therapeutics and Magenta Therapeutics ceased development of their antibody and antibody-drug conjugate or ADC conditioning programs for BMT in malignant diseases. Certain companies such as Vertex Pharmaceuticals (“Vertex”), Gilead Sciences (“Gilead”) and Allogene Therapeutics (“Allogene") have or continue to explore non-chemotherapy conditioning with ADCs and antibodies for their in-house, proprietary cellular therapy programs. For example, Vertex in-licensed ADC technology from ImmunoGen Inc. (acquisition by AbbVie announced in November 2023) and had a collaboration with Molecular Templates, Inc. to develop targeted conditioning agents, which was subsequently terminated. Allogene is using its own proprietary anti-CD52 monoclonal antibody for use as a lymphodepletion agent in conjunction with CAR-T therapies. Telix Pharmaceuticals has announced plans for a conditioning program based on a CD66 radiotherapeutic approach in systemic amyloid light-chain amyloidosis (“SALA”) via an early-stage investigator-sponsored trial. Molecular Partners is developing a switch-DARPin targeting cKIT×CD16a×CD47 as a conditioning regiment in AML, but this asset is in early preclinical studies. Without exception, all these companies have either preclinical or early-stage programs that are, for the most part, solely focused on their proprietary programs. We believe that we are the only company with a targeted conditioning asset that has completed a Phase 3 trial demonstrating a clinical benefit with the opportunity to be paradigm-changing.

Several companies are focused on developing radiotherapies, although most are focused on areas such as PSMA or prostate-specific membrane antigen in prostate cancer, neuroendocrine tumors or fibroblast activation protein (“FAP”) whereas Actinium is the only mature hematology-focused company. None of these companies compete directly with our targets or programs. Companies with radiotherapeutics in development include, but not limited to: Abdera Therapeutics, Aktis Oncology, Alpha-9 Theranostics, Ariceum Therapeutics, ARTbio, Bayer AG, Clarity Pharmaceuticals, Cellectar Biosciences, Convergent Therapeutics, CuraSight, Curium Pharma, Full-Life Technologies, Fusion Pharmaceuticals, Inc., Johnson & Johnson, Lantheus Holdings, Inc., Mariana Oncology (previously, Curie Therapeutics), Molecular Partners, Monopar Therapeutics, Novartis AG, Orano Med, Perspective Therapeutics, Point Biopharma, Inc. (acquired by Lilly in December 2023), RadioMedix, Inc., Radiopharm Theranostics, Radionetics Oncology, Ratio Therapeutics, RayzeBio, Inc. (acquisition by Bristol Myers Squibb announced in December 2023), Q BioMed, Inc., Scintomics, Telix, and Y-mAbs Therapeutics, Inc.

Government Regulation

Regulatory Compliance

Our research and development activities are all subject to stringent regulation, primarily by the FDA in the U.S. under the Federal Food, Drug, and Cosmetic Act (the “FDCA”) and its implementing regulations, and the Public Health Service Act (“PHSA”) and its implementing regulations, and by comparable authorities under similar laws and regulations in other countries. This includes research and development, testing, and oversight of suppliers and contract manufacturers involved in the production of our product candidates we are developing, as well as the design, manufacturing, safety, efficacy, handling, labeling, storage, record-keeping, advertising, promotion and marketing. If, for any reason, we do not comply with applicable requirements, such noncompliance can result in adverse consequences, including delays in approval of, or even the refusal to approve product licenses or other applications, the suspension or termination of clinical investigations, the revocation of approvals previously granted, as well as fines, criminal prosecution, recall or seizure of products, injunctions against shipping products and suspension of production and/or refusals of government contracts.

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

In addition, Patient Protection and Affordable Care Act of 2010, as amended (“ACA”) codified as law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (“FCA”). The FCA prohibits individuals or entities from, among other things, knowingly presenting or causing the presentation of a claims for payment to, or approval by, the federal government that are false, fictitious or fraudulent, or knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. Our activities relating to the reporting of wholesaler or estimated retail prices for products we may commercialize in the future, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for products we may commercialize in the future, and the sale and marketing of products we may commercialize in the future, will be subject to scrutiny under the FCA. State statutes and regulations equivalent or substantially similar to the federal laws may extend to items and services reimbursed by commercial insurers and/or by patients directly. State law equivalents to the Anti-Kickback Statute and False Claims Act may not have adopted exceptions and safe harbors available at the federal level and therefore, may implicate a broader range of activities.

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

Human Capital

As of March 27, 2024, we had 49 full-time employees, 22 of whom have Ph.D. or M.D. degrees and 22 of whom are engaged in research and development and clinical development activities. We believe that we have been successful to date in attracting skilled and experienced personnel despite the competitive hiring marketing in the industry. Our employees are not covered by a collective bargaining agreement, and we believe that our relationship with our employees is excellent. We continue to engage external consultants on an as-needed basis to temporarily supplement existing staff.

Corporate Information

We were incorporated under the laws of the State of Delaware in 2013. Our principal executive offices are located at 100 Park Avenue, New York, NY 10017, and our telephone number is (646) 677-3870. Our website address is www.actiniumpharma.com. The information contained on our website or that can be accessed through our website is not considered part of this report.

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

Summary of Risk Factors

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

●	We are a clinical-stage company and have generated no revenue from commercial sales to date;

●	We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future;

●	If we fail to obtain additional financing, we will be unable to continue or complete our product development or product commercialization and you will likely lose your entire investment;

●	We are highly dependent on the regulatory and commercial success of Iomab-B;

●	Our business could be adversely affected by the effects of future health epidemics;

●	Our business is subject to cybersecurity risk;

●	We have not demonstrated that any of our products are safe and effective for any indication and will continue to expend substantial time and resources on clinical development before any of our current or future product candidates will be eligible for FDA approval, if ever;

●	Our clinical trials may fail to demonstrate adequately the efficacy and safety of our product candidates, which would prevent or delay regulatory approval and commercialization;

●	Preliminary, Interim, and “top-line” data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.;

●	Healthcare legislative reform measures intended to increase pressure to reduce prices of pharmaceutical products paid for by Medicare or, otherwise, affect the federal regulation of the U.S. healthcare system could have a material adverse effect our business, future revenue, if any, and results of operations;

●

We may rely on third parties to conduct certain aspects of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates;

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

We are not profitable and have incurred losses in each period since our inception. As of December 31, 2023 and December 31, 2022, we had an accumulated deficit of $337.6 million and $288.8 million, respectively. We reported a net loss of $48.8 million and $33.0 million for the years ended December 31, 2023 and 2022, respectively. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, which would have an adverse effect on our business prospects, financial condition and results of operation.

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

If we cannot raise adequate funds to satisfy our capital requirements, we will have to delay, scale back or eliminate our research and development activities, clinical studies, or future operations. We may also be required to obtain funds through arrangements with collaborators, which arrangements may require us to relinquish rights to certain technologies or products that we otherwise would not consider relinquishing, including rights to future product candidates or certain major geographic markets. We may further have to license our technology to others. This could result in sharing revenues which we might otherwise have retained for ourselves. Any of these actions may harm our business, financial condition, and results of operations.

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

We have limited access to the capital markets to raise funds. The capital markets have been unpredictable in the recent past for development stage radiopharmaceutical and other biotechnology companies and unprofitable companies such as ours. In addition, it is generally difficult for development-stage companies to raise capital under current market conditions. The amount of capital that a company such as ours is able to raise often depends on variables that are beyond our control. As a result, we may not be able to secure financing on terms attractive to us, or at all. If we are able to consummate a financing arrangement, the amount raised may not be sufficient to meet our future needs. If adequate funds are not available on acceptable terms, or at all, our business, including our technology licenses, results of operations, financial condition and our continued viability will be materially adversely affected.

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

Our business could be adversely affected by the effects of future health epidemics

Our business could be adversely impacted by the effects of future pandemics, epidemics or infectious disease outbreaks. The full impact of such an event cannot be predicted at this time, and could depend on numerous factors, including vaccination rates among the population and the response by governmental bodies and regulators. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of a future pandemic on our business.

A future pandemic could adversely affect our clinical trial operations, including our ability to conduct the trials on the expected timelines and recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to a future pandemic if their geography is impacted by the pandemic. Further, future pandemics could result in delays in our clinical trials due to prioritization of hospital resources toward the pandemic, restrictions in travel, potential unwillingness of patients to enroll in trials, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions are implemented that impede patient movement or interrupt healthcare services. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and a future pandemic may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us, which may result in delays or hinder our ability to collect data from our clinical trials.

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

In December 2015, the FDA cleared our IND filing for Iomab-B and we have completed patient enrollment of a randomized, controlled, pivotal Phase 3 clinical trial under such IND to study Iomab-B in patients 55 years of age or older with relapsed or refractory AML. The Phase 3 SIERRA trial met its primary endpoint with high statistical significance with positive results for secondary endpoints and exploratory endpoints and it is expected to form the basis for a BLA for Iomab-B for use in preparing and conditioning AML patients for a BMT. Additionally, there have been physician IND trials at FHCRC that have been conducted or are currently ongoing at FHCRC with Iomab-B (for other target indications) and the apamistamab antibody (formerly known as BC8) we licensed. We have other clinical trials ongoing and others that we have planned but not-yet commenced, for our other drug candidate Actimab-A under our own sponsorship and investigator-initiated trials ongoing. Except for Iomab-B (for patients with AML), we expect that the clinical trials we need to conduct to be in a position to submit BLAs for our product candidates currently in-development will take, at least, several years to complete. Moreover, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Also, the results of early preclinical and clinical testing may not be predictive of the results of subsequent clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. And, preclinical and clinical data are often susceptible to multiple interpretations and analyses. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have, nonetheless, failed to obtain marketing approval of their products. Success in preclinical testing and early clinical trials does not ensure that later clinical trials, which involve many more subjects, and the results of later clinical trials may not replicate the results of prior clinical trials and preclinical testing. Any failure or substantial delay in our product development plans may have a material adverse effect on our business.

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

Initiating and completing clinical trials necessary to support FDA approval of a BLA for Iomab-B, Actimab-A, and other product candidates, is a time-consuming and expensive process, and the outcome is inherently uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product candidate we advance into clinical trials may not have favorable results in later clinical trials. We worked with the FDA to develop the SIERRA clinical trial to test the safety and efficacy of Iomab-B in patients with relapsed or refractory AML who are age 55 and above prior to a BMT. This trial is designed to support a BLA filing for marketing approval by the FDA. In addition to clinical data, a BLA filing encompasses preclinical, CMC, labeling and other information. Regardless of whether the SIERRA trial met the study’s predefined primary endpoint, there can be no assurances that the BLA filing we produce will meet all of the FDA’s requirements or that they will not request additional information or studies, which may delay the FDA’s review or we may not be able to produce. We have also worked with the FDA to develop a regulatory pathway for lintuzumab-Ac-225 in patients with high-risk MDS that consists of a dose-confirming Phase 1 trial that can be followed by a randomized, controlled pivotal trial that could support a BLA filing. To date, we have not initiated this clinical trial and we may never elect or be able to do so. There can be no assurance that the data generated during the trial, or any trial, will meet our chosen safety and effectiveness endpoints or otherwise produce results that will eventually support the filing or approval of a BLA. Even if the data from this trial are favorable, the data may not be predictive of the results of any future clinical trials.

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

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

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

The key patents related to the humanized antibody, lintuzumab, which we use in our Actimab-A product candidate have expired. It is generally possible that others may be eventually able to use an antibody with the same sequence, and we will then need to rely on additional patent protection covering alpha particle drug products comprising Ac-225. Our final drug construct, Actimab-A, consists of the lintuzumab antibody labeled with the isotope Ac-225. We currently own issued and pending patents relating to methods of manufacturing Actimab-A, methods of treatment using Actimab-A and production of the Ac-225 isotope. In addition, we possess trade secrets and know how related to the manufacturing and use of isotopes. Any competing product based on the lintuzumab antibody is likely to require several years of development before achieving our product candidate’s current status and may be subject to significant regulatory hurdles but such development by others is nevertheless a possibility that could negatively impact our business in the future. We own 4 issued U.S. patents, 2 issued Canadian patents, 1 issued European patent (validated as a national patent in several countries) and 1 issued Japanese patent that relate to the composition of our Iomab-B product candidate. Patent applications relating to Iomab-B are also pending in the U.S. and internationally. We have and may continue to file patents related to Iomab-B that can provide barriers to entry but there is no certainty that these patents will be granted or such granting thereof will adequately prevent others from seeking to replicate and use the apamistamab antibody or the construct. Our patent portfolio includes pending applications related to radioimmunoconjugate composition, formulation administration, and methods of use in treating solid or liquid cancers. This subject matter includes composition, administration, and methods of treatment for our product candidates Actimab-A and Iomab-B. Any competing product based on the antibody used in Iomab-B is likely to require several years of development before achieving our product candidate’s current status and may be subject to significant regulatory hurdles. Further, if approved, Iomab-B would be entitled to 12 years of market exclusivity in the U.S. and 10 years in Europe, during which time no generic biologic or biosimilar referencing Iomab-B can be granted marketing approval.

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

Our contract for supply of this isotope from the DOE must be renewed yearly, and we renewed our contract to extend through the end of 2024. While we expect this contract will continue to be renewed at the end of its term as it has since 2009, there can be no assurance that the DOE will renew the contract or that change its policies that allow for the sale of isotope to us. Failure to acquire sufficient quantities of medical grade Ac-225 would make it impossible to effectively complete clinical trials and to commercialize any Ac-225 based drug candidates that we may develop and would materially harm our business.

Our ability to conduct clinical trials to advance our drug candidates is dependent on our ability to obtain the radioisotopes I-131, Ac-225 and other isotopes we may choose to utilize in the future. Currently, we are dependent on third party manufacturers and suppliers for our isotopes. These suppliers may not perform their contracted services or may breach or terminate their agreements with us. Our suppliers are subject to regulations and standards that are overseen by regulatory and government agencies and we have no control over our suppliers’ compliance to these standards. Failure to comply with regulations and standards may result in their inability to supply isotopes and could result in delays in our clinical trials, which could have a negative impact on our business. We have developed intellectual property, know-how and trade secrets related to the manufacturing process of Ac-225. While we have manufactured medical grade Ac-225 of a purity compared to the cyclotron sourced material in the past, this activity was terminated due to operating cost reasons, and we currently do not have experience in manufacturing medical grade Ac-225 and may not obtain the resources necessary to establish our own manufacturing capabilities in the future. Our inability to build out and establish our own manufacturing facilities would require us to continue to rely on third party suppliers as we currently do. However, based on our current third-party suppliers and potential future suppliers of Ac-225 we expect to have adequate isotope supply to support our current ongoing clinical trials, current and planned preclinical R&D activities and commercialization should our drug candidates receive regulatory approval.

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

Any delay or termination of our current or future clinical trials as a result of the risks summarized above, including delays in obtaining or maintaining required approvals from IRBs, delays in patient enrollment, the failure of patients to continue to participate in a clinical trial, and delays or termination of clinical trials as a result of protocol modifications or adverse events during the trials, may cause an increase in costs and delays in the filing of any submissions with the FDA, delay the approval and commercialization of our product candidates or result in the failure of the clinical trial, which could adversely affect our business, operating results and prospects. Lengthy delays in obtaining regulatory approval for Iomab-B or completion of our ongoing or planned clinical trials would adversely affect our business and prospects and could cause us to cease operations.

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

More recently, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”), which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms. Specifically, the IRA authorizes and directs the Department of Health and Human Services (the “DHHS”) to set drug price caps for certain high-cost Medicare Part B and Part D qualified drugs, with the initial list of drugs announced on August 29, 2023, and the first year of maximum price applicability to begin in 2026. The IRA further authorizes the DHHS to penalize pharmaceutical manufacturers that increase the price of certain Medicare Part B and Part D drugs faster than the rate of inflation. Finally, the IRA creates significant changes to the Medicare Part D benefit design by capping Part D beneficiaries’ annual out-of-pocket spending at $2,000 beginning in 2025. We cannot be sure whether additional or related legislation or rulemaking will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.

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

Risks Related to Third Parties

We may rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates.

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

The protection against generic competition for our biologic drug candidates and reimbursement by CMS may be subject to future change

We are not aware of any existing or pending regulations or legislation that pertains to generic radiopharmaceutical products such as our ARC targeted radiotherapy product candidates. Our ARC product candidates are regulated by the FDA as biologic products and we intend to seek approval for these products pursuant to the BLA pathway. The Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated pathway for the approval of biosimilar and interchangeable biologic products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA and in Europe a biosimilar product cannot be approved until 10 years after the original branded product was approved. The law is complex and as a result, its ultimate impact, implementation, and meaning are subject to uncertainty. Even if a biosimilar gets approved for one of the antibodies that we use, the final constructs of our drug candidates consist of an antibody, radioisotope and in some cases a linker and we are not aware of any regulations that would require us to provide the final constructs or components to third parties or potential competitors. Therefore, based on the current regulations, we do not believe that the final drug product of our candidates can be subject to competition from a biosimilar as outlined in BPCIA for at least 12 years in the U.S. and 10 years in the EU. We are aware that generic versions of certain radiopharmaceuticals utilizing peptides have been submitted to the FDA via the Abbreviated New Drug Application (“ANDA”) pathway, however, those products are not covered under the BPCIA and therefore that generic pathway is not applicable to Iomab-B or Actimab-A. We expect this would also apply to other biologic drug candidates we may seek to develop in the future based on the current provisions of the BPCIA. Additionally, the Inflation Reduction Act (“IRA”) that was enacted in August 2022, states that reimbursement by the Centers for Medicare & Medicaid Services (“CMS”) for high-expenditure single-source biologic drugs, which we expect Iomab-B and Actimab-A to be, can only be negotiated after at least 11 years following approval compared to 7 years for non-biologic drugs with negotiated prices taking effect two years after selection. Therefore, we currently believe that Actinium’s ARCs are less likely than small molecules to face pricing pressure and negotiation from IRA. Further, a drug or biological product that has an orphan drug designation, which Iomab-B and Actimab-A both have, for only one rare disease or condition will be excluded from the IRA's price negotiations requirements  until such time the biological products has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation.. In August 2023, 10 initial drugs were identified with negotiated prices expected to take effect starting in 2026. In 2027 and 2028, it is expected that CMS will establish negotiated prices for 15 additional drugs in each respective year. We do not believe there is a high likelihood that Iomab-B or Actimab-A would be identified by CMS for negotiated pricing under IRA but there is potential that IRA and other additional state and federal healthcare reform measures will be adopted in the future and the implementation of cost-containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or successfully commercialize our product candidates.

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

Furthermore, the issuance of a patent, while presumed valid and enforceable, is not conclusive as to its validity or its enforceability and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Competitors may also be able to design around our patents. Other parties may develop and obtain patent protection for more effective technologies, designs or methods. We may not be able to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, vendors, former employees and current employees.

Patent rights are territorial, and patent protection extends only to those countries where we have issued patents. Filing, prosecuting and defending patents on our products and product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States. Many countries, however, do not protect intellectual property to the same extent as the U.S. or Europe, and their litigation processes differ. Competitors may successfully challenge or avoid our patents, or manufacture products in countries where we have not applied for patent protection. Changes in the patent laws in the U.S. or other countries may diminish the value of our patent rights. As a result of these and other factors, the scope, validity, enforceability, and commercial value of our patent rights are uncertain and unpredictable.

Indeed, several companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of some countries do not favor the enforcement of patents and other intellectual property rights, which could make it difficult for us to stop the infringement, misappropriation or other violation of our intellectual property rights generally. Proceedings to enforce our intellectual property rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that are initiated, and the damages or other remedies awarded, if any, may not be commercially meaningful.

The patent positions of pharmaceutical companies, including our patent position, involve complex legal and factual questions, and, therefore, the issuance, scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated, or circumvented. A third-party may submit prior art, or we may become involved in opposition, derivation, reexamination, inter partes review, post-grant review, supplemental examination, or interference proceedings challenging our patent rights or the patent rights of our licensors or development partners. The costs of defending or enforcing our proprietary rights in these proceedings can be substantial, and the outcome can be uncertain. An adverse determination in any such submission or proceeding could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, or reduce our ability to manufacture or commercialize products. Furthermore, if the scope or strength of protection provided by our patents and patent applications is threatened, it could discourage companies from collaborating with us to license, develop or commercialize current or future products. The ownership of our proprietary rights could also be challenged.

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

Patents issued or licensed to us may be infringed by the products or processes of others. Our ability to enforce our patent rights depends on our ability to detect infringement. It is difficult to detect infringers who do not advertise the components that are used in their products. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product, particularly in litigation in countries other than the U.S. that do not provide an extensive discovery procedure. Any litigation to enforce or defend our patent rights, if any, even if we were to prevail, could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded if we were to prevail may not be commercially meaningful.

The cost of enforcing our patent rights against infringers, if such enforcement is required, could be significant, and we may not have the financial resources to fund such litigation. Further, such litigation can go on for years and the time demands could interfere with our normal operations. There has been substantial litigation and other proceedings regarding patent and other intellectual property rights in the pharmaceutical industry. We may become a party to patent litigation and other proceedings. The cost to us of any patent litigation, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of such litigation more effectively than we can because of their substantially greater financial resources. Litigation may also absorb significant management time.

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

If we are found to be infringing patents or trade secrets owned by others, we may be forced to cease or alter our product development efforts, obtain a license to continue the development or sale of our products, and/or pay damages.

We may not have identified all patents, published applications or published literature that affect our business either by blocking our ability to commercialize our products, by preventing the patentability of one or more aspects of our products to us or our licensors, or by covering the same or similar technologies that may affect our ability to market our products. For example, we (or our licensors) may not have conducted a patent clearance search sufficient to identify potentially obstructing third party patent rights. Moreover, patent applications in the United States are maintained in confidence for up to 18 months after their filing. In some cases, however, patent applications remain confidential in the U.S. Patent and Trademark Office, or the USPTO, for the entire time prior to issuance as a U.S. patent. Patent applications filed in countries outside of the United States are not typically published until at least 18 months from their first filing date. Similarly, publication of discoveries in the scientific or patent literature often lags behind actual discoveries. We cannot be certain that we or our licensors were the first to invent, or the first to file, patent applications covering our products and candidates. We also may not know if our competitors filed patent applications for technology covered by our pending applications or if we were the first to invent the technology that is the subject of our patent applications. Competitors may have filed patent applications or received patents and may obtain additional patents and proprietary rights that block or compete with our patents.

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

Our ability to protect and enforce our patents does not guarantee that we will secure the right to commercialize our potential products and respective patents.

A patent is a limited monopoly right conferred upon an inventor, and his successors in title, in return for the making and disclosing of a new and non-obvious invention. This monopoly is of limited duration but, while in force, allows the patent holder to prevent others from making, using and/or selling its invention. While a patent gives the holder this right to exclude others, it is not a license to commercialize an invention covered by the patent where other permissions may be required for commercialization to occur. For example, a drug cannot be marketed without the appropriate authorization from the FDA, regardless of the existence of a patent covering the product. Further, the invention, even if patented itself, cannot be commercialized if it infringes the valid patent rights of another party.

We rely on confidentiality agreements to protect our trade secrets. If these agreements are breached by our employees or other parties, our trade secrets may become known to our competitors.

We rely on trade secrets that we seek to protect through numerous measures, including non-compete and confidentiality agreements with our employees and other parties. If these agreements are breached, our competitors may obtain and use our trade secrets to gain a competitive advantage over us. Any remedies that may be available to us may not be adequate to protect our business or compensate us for the damaging disclosure. In addition, we may have to expend resources to protect our interests from possible infringement by others. For instance, we learned that a former employee, Qing Liang, Ph.D., who was employed by Actinium in the position of Vice President, Head of Radiation Sciences, violated the non-compete provision of her employment agreement by working for a direct competitor. Additionally, while working for the direct competitor, Dr. Liang continued to provide consulting services to Actinium. We also learned that Dr. Liang was providing consulting services to another company, which was in violation of certain provisions of her post-employment consulting agreement with Actinium. Dr. Liang, who had access to materials containing proprietary information and trade secrets, pursuant to actions taken by Actinium, is no longer employed by the direct competitor. With the assistance of outside counsel and a forensic investigator, we identified that Dr. Liang downloaded confidential information prior to her employment at Actinium ending. To aid in arbitration proceedings, we petitioned and were granted a Stipulated Preliminary Injunction by the Supreme Court of the State of New York, New York County (Index No. 656841/2022) on June 28, 2022 that ordered that Dr. Liang is enjoined from destroying or deleting any Actinium documents or information, is enjoined from using, transmitting or transferring any Actinium Information other than to her counsel or Actinium’s counsel, ordered to return Actinium information within 5 days of Stipulated Preliminary Injunction, ordered to disclose to Actinium under oath, all persons and devices she transferred or disclosed Actinium Information, and ordered to allow a qualified forensic examiner selected by Actinium to remove and permanently delete all Actinium Information from any electronic devices, systems, email accounts, or other electronic or physical storage sites belonging to Dr. Liang. On April 25, 2023, a Final Award and Permanent Injunction was granted by the Supreme Court of the State of New York, New York County (Case No. 01-22-0003-2375) that ordered that Dr. Liang is permanently enjoined from using, possessing, transmitting or transferring any Actinium property, documents of business information. Further, until April 1, 2024, Dr. Liang shall not, either directly or indirectly, engage in any business that directly or indirectly is developing, or plans to develop, radioimmunotherapies for cancer or any targeted conditioning therapy or agent for adoptive cell therapy including bone marrow transplant and CAR-T.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of their former employers.

Our employees may have been previously employed at other companies in the industry, including our competitors or potential competitors. Although we are not aware of any claims currently pending against us, we may be subject to claims that these employees or we have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of the former employers of our employees. Litigation may be necessary to defend against these claims. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to management. If we fail in defending such claims, in addition to paying money claims, we may lose valuable intellectual property rights or personnel. A loss of key personnel or their work product could hamper or prevent our ability to commercialize product(s), which would materially adversely affect our commercial development efforts.

Obtaining and maintaining patent protection depends on compliance with various procedures and other requirements, and our patent protection could be reduced or eliminated in case of non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to the relevant patent agencies in several stages over the lifetime of the patents and /or applications. The relevant patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which the failure to comply with the relevant requirements can result in the abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to use our technologies and know-how which could have a material adverse effect on our business, prospects, financial condition and results of operation.

Risks Related to Our Operations

We expect to expand our development and regulatory capabilities and potentially implement sales, marketing and distribution capabilities, and, as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of product candidate development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing, and distribution.

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

To manage our anticipated future growth, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a public company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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

Our future operations and successes depend in large part upon the continued service of key members of our senior management team whom we are highly dependent upon to manage our business. If any member of our current senior management terminates his or her employment with us and we are unable to find a suitable replacement quickly, the departure could have a material adverse effect on our business. An overall tightening and increasingly competitive labor market has been observed in the U.S. employment market generally. Specific to the biotechnology industry in which we operate, there is significant demand and competition for highly specialized talent that we require. A sustained labor shortage or increased turnover rates within our employee base as a result of general macroeconomic factors of force majeure events, or due to dynamics within our industry, could lead to increased costs, such as increased wage rates to attract and retain employees, and could negatively affect our ability to efficiently conduct our clinical development, R&D, business development and potential regulatory and commercial activities. If we are unable to hire and retain employees capable of performing at a high-level, or if mitigation measures we may take to respond to a decrease in labor availability, have unintended negative effects, our business could be adversely affected. An overall labor shortage, lack of skilled labor, increased turnover or labor inflation, general macroeconomic factors or as a result of biotechnology industry dynamics could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

Our future success also depends on our ability to identify, attract, hire, or engage, retain, and motivate other well-qualified managerial, technical, clinical and regulatory personnel. This activity is likely to create additional demands on the time and attention of our senior management personnel as they identify, hire, and train external and internal candidates to fill the sizable number of positions required to execute our business plans, including submitting a BLA and building a commercial organization. The market for talent in our industry is very competitive. Many of the other biopharmaceutical companies we compete against for qualified personnel have greater financial and other resources, more favorable risk profiles and a longer operating history in the biopharmaceutical industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these opportunities may be more appealing to high-quality candidates than what we have to offer. There can be no assurance that such professionals will be available in the market, or that we will be able to retain existing professionals or meet or continue to meet their compensation requirements. Furthermore, the cost base in relation to such compensation, which may include equity compensation, may increase significantly, which could have a material adverse effect on us. Failure to establish and maintain an effective management team and workforce could adversely affect our ability to operate, grow and manage our business.

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

Our compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur substantial accounting expense and expend significant management efforts. We complied with Section 404 at December 31, 2023 and 2022 and while our testing did not reveal any material weaknesses in our internal controls, any material weaknesses in our internal controls in the future would be required us to remediate in a timely manner so as to be able to comply with the requirements of Section 404 each year. If we are not able to comply with the requirements of Section 404 in a timely manner each year, we could be subject to sanctions or investigations by the SEC, NYSE American or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our common stock. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, and investors could lose confidence in our reported financial information.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

The Company operates in the biotechnology sector and is subject to various cybersecurity risks that could adversely affect the Company’s business, financial condition or results of operations, including intellectual property theft, fraud, extortion, harm to employees, collaborators or vendors, violation of privacy laws and other litigations, legal and reputational risk.

The Company acknowledges that an actual or perceived breach of its information assets could damage its reputation, interfere with the progress of clinical trials, or interfere with efforts to pursue regulatory approvals for its product candidates. The Company also recognizes that an actual or perceived breach of its information assets could impact the Company’s business strategy, operations, or financial condition, as well as subject Actinium to third–party lawsuits, regulatory fines or other actions or liabilities, any of which could adversely affect the Company. For further information, see “Risk Factors—Our business is subject to cybersecurity risks” in Item 1A of this Annual Report on Form 10–K.

Actinium’s Risk Management Strategy:

The Company recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard its information systems and protect the confidentiality, integrity, and availability of its data. With that objective, the Company undertook a focused cybersecurity assessment conducted by an independent cybersecurity advisory firm to better understand the current cybersecurity threats and risks necessary to establish the foundation of a cybersecurity risk assessment framework appropriate for its current business operations and needs.

The Company has also engaged well-known and established technology suppliers to support its key technology processes and operating technical security management activities including threat, vulnerability, and network security management.

The Company will continue to develop and implement its Cybersecurity Policy framework as part of its overall enterprise risk management. It will spell out the protection requirements in several key cybersecurity and technology areas such as managing risks arising from engaging with third parties.

The Company has established an Incident Response Policy and recovery plans to address its response to a cybersecurity incident, and such plans will be tested and evaluated on a regular basis. This includes continuous security operation centers monitoring of the Company’s systems and accounts.

The Company proactively mitigates its financial exposure to cybersecurity incidents by maintaining a cyber liability insurance policy. However, the Company’s cyber liability insurance may be inadequate or may not be available in the future on acceptable terms, or at all. In addition, the Company’s cyber liability insurance policy may not cover all claims made against the Company. Defending a suit, regardless of its merit, could be costly and divert management’s attention from the Company’s business and operations.

To date, Actinium has not experienced any material cybersecurity incident that affected the Company’s operations or financial condition.

Governance:

We rely on a multidisciplinary team including third-party service providers to assess how identified cybersecurity threats could impact our business. The Company’s cybersecurity function is managed by the Company’s Chief Financial Officer, who assumes the overall responsibility and accountability of the function and with select members of the Company’s management is collectively responsible for the day–to–day assessment and management of cybersecurity risks, their prevention, mitigation, detection, and remediation. Our Chief Financial Officer and other members of management have undergone various briefings from our cybersecurity advisory firm to prepare them to effectively assess and manage material risks from cybersecurity threats. Additionally, members of the third-party service providers have cybersecurity experience and/or certifications.

The Company’s Board will be involved in overseeing our risk management processes and policies that may be implemented from time to time. The audit committee will coordinate these activities through regular interactions with the Company’s management outlined above including but not limited to: presentations regarding recent developments, potential risks associated with third parties, emerging trends, any relevant findings or any incident that rises to the level of established thresholds.

The risk factors discussed in this document should be considered together with information included elsewhere in the Annual Report on Form 10–K and should not be considered as the only risks to which the Company is exposed.

ITEM 2. PROPERTIES.

We do not own any real property. We have leased offices at 100 Park Avenue, New York, NY effective June 1, 2022. The lease has a term of 5 years 2 months, with an expiration date in 2027, and a current annual rate of $611 thousand. We are also responsible for certain other costs, such as insurance, taxes, utilities and maintenance. We issued a letter of credit in connection with the lease and as of December 31, 2023 maintain a $313 thousand certified deposit as collateral for the letter of credit.

We lease lab space and office space at Albert Einstein College of Medicine, 1300 Morris Park Avenue, Bronx, NY. The lease has a term of twelve months, expiring August 31, 2024, with a current annual rate of $140 thousand.

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

Holders

As of March 27, 2024, there were 29,396,411 shares of common stock issued and outstanding, which were held by approximately 100 holders of record. There are no shares of preferred stock outstanding.

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

Securities Authorized for Issuance under Equity Compensation Plans

We currently have one equity compensation plan. The Company’s 2019 Amended and Restated Stock Plan, (the “2019 Plan”) has an expiration date of October 18, 2029 and the number of shares of our common stock authorized under the plan for grant to employees, directors and consultants is 9,333,333 shares.

We had two equity compensation plans that expired on September 9, 2023; the Company’s Amended and Restated 2013 Stock Plan and the Company’s 2013 Equity Incentive Plan.

The following table indicates shares of common stock authorized for issuance under our equity compensation plans as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options and restricted stock units (1)	Weighted- average exercise price of outstanding options (2)	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	5,749,997	$6.80	4,029,561
Equity compensation plans not approved by security holders	-	-	-
Total	5,749,997	$6.80	4,029,561

(1)	Includes shares issuable upon the conversion of outstanding restricted stock units (“RSUs”).

(2)	The Weighted Average Exercise Price column does not include an amount for outstanding RSUs.

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information and financial data discussed below is derived from the audited consolidated financial statements of Actinium Pharmaceuticals, Inc. for its fiscal years ended December 31, 2023 and 2022. The consolidated financial statements of Actinium Pharmaceuticals, Inc. were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Actinium Pharmaceuticals, Inc. contained elsewhere in this Report. The financial statements contained elsewhere in this Report fully represent Actinium Pharmaceuticals, Inc.’s financial condition and operations; however, they are not indicative of the Company’s future performance. See “Cautionary Note Regarding Forward-Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Report.

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

Results of Operations – Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the years ended December 31,		Increase
(amounts in thousands)	2023	2022	(Decrease)

Revenue:
Revenue	$-	$-	$-
Other revenue	81	1,030	(949)
Total revenue	81	1,030	(949)

Operating expenses:
Research and development, net of reimbursements	38,670	23,135	15,535
General and administrative	13,331	11,999	1,332
Total operating expenses	52,001	35,134	16,867

Other income:
Interest income – net	3,102	1,087	2,015
Total other income	3,102	1,087	2,015

Net loss	$(48,818)	$(33,017)	$(15,801)

Revenues

We recorded no commercial revenues for the years ended December 31, 2023 and 2022, respectively.

Other revenue

We determined that certain collaborations with a third-party were within the scope of Topic ASC 606, Revenue Recognition from Contracts with Customers, or ASC 606. The collaboration agreement was made up of multiple modules related to various research activities. While the third party has the option to terminate the agreement at the conclusion of any module, we identified a single performance obligation to provide research services within each module for which we receive monetary consideration. The consideration was recognized as revenue over each module and revenue of $0.9 million was recognized during the year ended December 31, 2022. There was no corresponding revenue recognized from a collaboration during the year ended December 31, 2023.

The National Institutes of Health awarded us a Small Business Technology Transfer cost reimbursable grant to support a clinical collaboration with Memorial Sloan Kettering Cancer Center, or MSK, to study Iomab-ACT, our CD45-targeting Antibody Radio-Conjugate, for targeted conditioning to achieve lymphodepletion prior to administration of a CD19-targeted CAR T-cell therapy developed at MSK. We recognized other revenue during the years ended December 31, 2023 and December 31, 2022 of $0.1 million in each year from this grant.

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

Our contract liabilities are recorded within Other revenue deferred – current liability or Long-term license revenue deferred in our condensed consolidated balance sheets depending on the short-term or long-term nature of the payments to be recognized. Our contract liabilities primarily consist of advanced payments from licensees. Long-term license revenue deferred was $35.0 million at both December 31, 2023 and December 31, 2022, resulting from the receipt from Immedica. This deferred revenue will be recognized upon European Union regulatory approval of Iomab-B.

Research and Development Expense, net of reimbursements

Research and development expenses increased by $15.6 million to $38.7 million for the year ended December 31, 2023 compared to $23.1 million for the year ended December 31, 2022. Higher expenses were primarily due to increased CMC activity related to the planned BLA and MAA-enabling work for Iomab-B. In addition, increased compensation of $4.3 million resulting from higher headcount, primarily to support BLA and MAA-enabling activity.

General and Administrative Expenses

General and administrative expenses increased by $1.3 million to $13.3 million for the year ended December 31, 2023 compared to $12.0 million for the year ended December 31, 2022. Higher expenses were primarily due to increased compensation of $0.9 million resulting from higher headcount and increased non-cash equity compensation of $0.8 million, partially offset by lower consulting fees and legal fees.

Other Income

Other income is comprised of net interest income in both reporting periods. Other income of $3.1 million for the year ended December 31, 2023 increased from $1.1 million for the year ended December 31, 2022 primarily due to higher interest rates.

Net Loss

Net loss increased by $15.8 million to $48.8 million for the year ended December 31, 2023 compared to $33.0 million for the year ended December 31, 2022, primarily due to higher research and development expenses largely attributed to increased CMC activity and headcount to support the planned BLA and MAA-enabling activity and general and administrative expenses, partially offset by other income, as discussed above.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through sales of our common stock and common stock equivalents. The following tables sets forth selected cash flow information for the periods indicated:

	For the years ended December 31,
(amounts in thousands)	2023	2022

Cash (used in)/provided by operating activities	$(47,335)	$8,644
Cash used in investing activities	(153)	(366)
Cash provided by financing activities	14,870	23,109

Net change in cash, cash equivalents and restricted cash	$(32,618)	$31,387

Net cash used in operating activities for the year ended December 31, 2023 was $47.3 million, a decrease of $56.0 million from $8.6 million of net cash provided by operating activities in the prior-year period, primarily as a result of the higher net loss of $15.8 million and the receipt in the prior-year period of the $35.0 million up-front payment from Immedica.

Net cash used in investing activities was $0.2 million and $0.4 million for the years ended December 31, 2023 and December 31, 2022, respectively, primarily due to the purchase of equipment for our laboratory space.

In August 2020, we entered into the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we are able to sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of our common stock. On June 28, 2022, we entered into an Amendment and Restated Capital on Demand™ Sales Agreement, or the Amended Sales Agreement, with JonesTrading and B. Riley Securities, Inc. (“B. Riley”). The Amended Sales Agreement modifies the original Capital on Demand™ Sales Agreement to include B. Riley as an additional sales agent thereunder. Shares of common stock are offered pursuant to a shelf registration statement on Form S-3 (File No. 333-242322) filed with the SEC on August 7, 2020 (the “Prior Shelf Registration Statement”). On August 11, 2023, we filed a new registration statement on Form S-3 (File No. 333-273911), and amended on February 2, 2024, which was declared effective on February 5, 2024, to replace the Prior Shelf Registration Statement, including a base prospectus which covers the offering, issuance and sale of up to $500 million of common stock, preferred stock, warrants, units and/or subscription rights; and a sales agreement prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of $200 million of common stock that may be issued and sold under the Amended Sales Agreement. For the year ended December 31, 2023, we sold 1.9 million shares of common stock, resulting in gross proceeds of $15.1 million and net proceeds of $14.6 million. For the year ended December 31, 2022, we sold 3.5 million shares of common stock, resulting in gross proceeds of $23.9 million and net proceeds of $23.2 million.

We entered into a lease for corporate office space effective June 1, 2022. The lease has a term of five years two months, with an expiration date in 2027, and current annual rent of $0.6 million. We are also responsible for certain other costs, such as insurance, utilities and maintenance. We issued a letter of credit in connection with the lease and as of December 31, 2023 maintain a $0.3 million certified deposit as collateral for the letter of credit.

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

Critical Accounting Estimates

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

Grant Revenue

We have a grant from a government-sponsored entity for research and development related activities that provides for payments for reimbursed costs, which included overhead and general and administrative costs as well as an administrative fee. We recognize revenue from the grant as we perform services under this arrangement. Associated expenses are recognized when incurred as research and development expense. Revenue and related expenses are presented gross in the consolidated statements of operations.

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

Recently Issued Accounting Pronouncements

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide improvements primarily related to the rate reconciliation and income taxes paid information included in income tax disclosures. We would be required to disclose additional information regarding reconciling items equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory tax rate. Similarly, we would be required to disclose income taxes paid (net of refunds received) equal to or greater than five percent of total income taxes paid (net of refunds received). The amendments in ASU 2023-09 are effective January 1, 2025, including interim periods. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We will evaluate the impact of ASU 2023-09 on our financial statements.

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which provides improvements to reportable segment disclosure requirements, primarily through enhanced disclosures around segment expenses. ASU 2023-07 requires us to disclose significant segment expenses that are regularly provided to the chief operating decision maker, or CODM, and included within each reported measure of segment profit or loss. ASU 2023-07 also requires that we disclose an amount for other segment items by reportable segment, a description of their composition and provide all annual disclosures about a reportable segment’s profit or loss and assets pursuant to Topic 280 during interim periods. We must also disclose the CODM’s title and position, as well as certain information around the measures used by the CODM and an explanation of how the CODM uses the reported measures in assessing segment performance and deciding how to allocate resources. For public entities with a single reportable segment, the entity must provide all the disclosures required by pursuant to ASU 2023-07 and all existing segment disclosures under Topic 280. The amendments of ASU 2023-07 are effective for us for annual periods beginning January 1, 2024, and effective for interim periods beginning January 1, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We will evaluate the impact of ASU 2023-07 on our financial statements.

In October 2021, FASB issued ASU 2021-08, Business Combinations (Topic 805), Account for Contract Assets and Contract Liabilities from Contracts with Customers, which provides guidance on accounting for contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. To achieve this, an acquirer may assess how the acquiree applied ASC 606 to determine what to record for the acquired revenue contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. The amendments of ASU 2021-08 are effective January 1, 2023, including interim periods. We will evaluate the impact of ASU 2021-08 on any future business combinations we may enter in the future.

Subsequent Event

Since December 31, 2023, we have sold 1.8 million shares of common stock under our Amended Sales Agreement, resulting in net proceeds of $14.7 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not currently exposed to significant market risk related to changes in interest rates. As of December 31, 2023, our cash equivalents consisted primarily of short-term money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition, or results of operations during the years ended December 31, 2023 and 2022.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Actinium Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Actinium Pharmaceuticals, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 29, 2024

Actinium Pharmaceuticals, Inc.
Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$76,677	$108,910
Restricted cash – current	-	396
Prepaid expenses and other current assets	1,586	1,636
Total Current Assets	78,263	110,942

Property and equipment, net of accumulated depreciation of $694 and $487	550	604
Restricted cash – long term	313	302
Operating lease right-of-use assets	2,289	2,341
Finance leases right-of-use assets	30	3
Total Assets	$81,445	$114,192

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$7,953	$10,130
Operating leases current liability	530	494
Finance leases current liability	11	4
Total Current Liabilities	8,494	10,628

Long-term license revenue deferred	35,000	35,000
Long-term operating lease obligations	1,553	2,083
Long-term finance lease obligations	19	-
Total Liabilities	45,066	47,711

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 27,634,213 and 25,674,823 shares issued and outstanding at December 31, 2023 and 2022, respectively	28	26
Additional paid-in capital	373,934	355,220
Accumulated deficit	(337,583)	(288,765)
Total Stockholders’ Equity	36,379	66,481

Total Liabilities and Stockholders’ Equity	$81,445	$114,192

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.
Consolidated Statements of Operations

(amounts in thousands, except share and per share data)

	For the Year ended December 31,
	2023	2022

Revenue
Revenue	$-	$-
Other Revenue	81	1,030
Total revenue	81	1,030

Operating expenses:
Research and development, net of reimbursements	38,670	23,135
General and administrative	13,331	11,999
Total operating expenses	52,001	35,134

Loss from operations	(51,920)	(34,104)

Other income:
Interest income – net	3,102	1,087
Total other income	3,102	1,087

Net loss	$(48,818)	$(33,017)

Net loss per common share – basic and diluted	$(1.83)	$(1.37)

Weighted average common shares outstanding – basic and diluted	26,604,045	24,141,545

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2023 and 2022
(amounts in thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2022	22,143,974	$22	$329,271	$(255,748)	$73,545
Stock-based compensation	19,639	-	2,795	-	2,795
Sale of common stock, net of offering costs	3,511,210	4	23,154	-	23,158
Net loss	-	-	-	(33,017)	(33,017)
Balance, December 31, 2022	25,674,823	$26	$355,220	$(288,765)	$66,481
Stock-based compensation	13,144	-	3,842	-	3,842
Sale of common stock, net of offering costs	1,902,005	2	14,610	-	14,612
Issuance of common stock from exercise of stock options	44,241	-	262		262
Net loss	-	-	-	(48,818)	(48,818)
Balance, December 31, 2023	27,634,213	$28	$373,934	$(337,583)	$36,379

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows

(amounts in thousands)

	For the Year ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(48,818)	$(33,017)
Adjustments to reconcile net loss to net cash used in/provided by operating activities:
Stock-based compensation expense	3,842	2,795
Depreciation and amortization expense	790	699
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	49	(158)
Accounts payable and accrued expenses	(2,177)	4,595
Other revenue deferred – current liability	-	(998)
Long-term license revenue deferred	-	35,000
Operating lease right-of-use assets	(527)	-
Operating lease liabilities	(494)	(272)
Net Cash Used In/Provided By Operating Activities	(47,335)	8,644

Cash Flows Used in Investing Activities:
Purchase of property and equipment	(153)	(366)
Net Cash Used In Investing Activities	(153)	(366)

Cash Flows from Financing Activities:
Payments on finance leases	(4)	(49)
Proceeds from sales of shares of common stock, net of offering costs	14,612	23,158
Proceeds from the exercise of stock options	262	-
Net Cash Provided By Financing Activities	14,870	23,109

Net change in cash, cash equivalents and restricted cash	(32,618)	31,387
Cash, cash equivalents and restricted cash at beginning of year	109,608	78,221
Cash, cash equivalents and restricted cash at end of year	$76,990	$109,608

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$30	$2,605
Equipment obtained in exchange for security deposit	$-	$50

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.
Notes to Consolidated Financial Statements

Note 1 – Description of Business and Summary of Significant Accounting Policies

Nature of Business – Actinium Pharmaceuticals, Inc. is a biopharmaceutical company developing ARCs and other targeted radiotherapies to deliver cancer-killing radiation with cellular level precision to treat patients with high unmet medical needs.

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

Cash and Cash Equivalents and Restricted Cash- The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. The Company holds most of its cash equivalents in a Money Market account comprised of US Treasury notes. Balances held by the Company are typically in excess of Federal Deposit Insurance Corporation insured limits.

Following is a summary of cash, cash equivalents and restricted cash at December 31, 2023 and December 31, 2022:

(in thousands)	December 31, 2023	December 31, 2022
Cash and cash equivalents	$76,677	$108,910
Restricted cash – current	-	396
Restricted cash – long-term	313	302
Cash, cash equivalents and restricted cash	$76,990	$109,608

Restricted cash relates to certificates of deposit held as collateral for letters of credit issued in connection with the Company’s leases of corporate office spaces.

Property and Equipment - Machinery and equipment are recorded at cost and depreciated on a straight-line basis over estimated useful lives of three to five years. Furniture and fixtures are recorded at cost and depreciated on a straight-line basis over estimated useful lives of seven years. When assets are retired, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in operations. Repairs and maintenance expenditures are charged to operations when incurred. Capitalized lease assets are recorded at the lesser of the present value of minimum lease payments or fair value and amortized over the estimated useful life of the related property or term of the lease.

Leases – The Company has an operating lease for corporate office space and a finance lease for office equipment located at the corporate office space. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense for these leases is recognized on a straight-line basis over the lease term.

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

Grant Revenue – The Company has a grant from a government-sponsored entity for research and development related activities that provides for payments for reimbursed costs, which included overhead and general and administrative costs as well as an administrative fee. The Company recognizes revenue from grants as it performed services under this arrangement. Associated expenses are recognized when incurred as research and development expense. Revenue and related expenses are presented gross in the consolidated statements of operations.

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

For the years ended December 31, 2023 and 2022, the Company’s potentially dilutive shares, which include outstanding common stock options, restricted stock units and warrants, have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

(in thousands)	December 31, 2023	December 31, 2022
Stock Options	5,445	3,396
Restricted Stock Units	305	325
Warrants	1,442	1,443
Total	7,192	5,164

Subsequent Events - The Company’s management reviewed all material events through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

Recently Issued Accounting Pronouncements - In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide improvements primarily related to the rate reconciliation and income taxes paid information included in income tax disclosures. The Company would be required to disclose additional information regarding reconciling items equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory tax rate. Similarly, the Company would be required to disclose income taxes paid (net of refunds received) equal to or greater than five percent of total income taxes paid (net of refunds received). The amendments in ASU 2023-09 are effective January 1, 2025, including interim periods. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company will evaluate the impact of ASU 2023-09 on its financial statements.

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which provides improvements to reportable segment disclosure requirements, primarily through enhanced disclosures around segment expenses. ASU 2023-07 requires the Company to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. ASU 2023-07 also requires that the Company disclose an amount for other segment items by reportable segment, a description of their composition and provide all annual disclosures about a reportable segment’s profit or loss and assets pursuant to Topic 280 during interim periods. The Company must also disclose the CODM’s title and position, as well as certain information around the measures used by the CODM and an explanation of how the CODM uses the reported measures in assessing segment performance and deciding how to allocate resources. For public entities with a single reportable segment, the entity must provide all the disclosures required pursuant to ASU 2023-07 and all existing segment disclosures under Topic 280. The amendments of ASU 2023-07 are effective for the Company for annual periods beginning January 1, 2024, and effective for interim periods beginning January 1, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company will evaluate the impact of ASU 2023-07 on its financial statements.

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

Note 2 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at December 31, 2023 and 2022:

	December 31,	December 31,
	2023	2022
Prepaid insurance	$614	$684
Prepaid clinical trial expenses	746	887
Other prepaid expenses and other current assets	226	65
Total prepaid expenses and other current assets	$1,586	$1,636

Note 3 - Property and Equipment

Property and equipment consisted of the following at December 31, 2023 and 2022:

		December 31,	December 31,
(in thousands)	Lives	2023	2022
Lab equipment	5 years	$806	$776
Office equipment and furniture	3 - 7 years	438	315
Less: accumulated depreciation		(694)	(487)
Property and equipment, net		$550	$604

Depreciation expense consisted of the following for the years ended December 31, 2023 and 2022, respectively:

	December 31,	December 31,
(in thousands)	2023	2022
Research and development	$175	$141
General and administrative	32	11
Total depreciation expense	$207	$152

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

The lease term for all of the Company’s leases includes the non-cancellable period of the lease plus any additional periods covered by either a Company option to extend (or not to terminate) the lease that the Company is reasonably certain to exercise, or an option to extend (or not to terminate) the lease controlled by the lessor. Options for lease renewals have been excluded from the lease term (and lease liability) for the Company’s leases as the reasonably certain threshold is not met.

At December 31, 2023, the Company has two leases which have been capitalized in accordance with ASC 842, one for corporate office space and one for office equipment. The Company entered into a lease for corporate office space effective June 1, 2022. The lease has a term of 5 years 2 months, with an expiration date on July 30, 2027 and current annual rent of $0.6 million. The Company is also responsible for certain other costs, such as insurance, utilities and maintenance During the year ended December 31, 2023, the Company spent $0.5 million on improvements at its corporate office space, which has been included in the value of the operating right-to-use asset.

The components of lease expense are as follows:

(in thousands)	Year ended December 31, 2023	Year ended December 31, 2022
Operating lease expense	$691	$584

Finance lease cost
Amortization of right-to-use assets	$3	$55
Interest on lease liabilities	$-	$2
Total finance lease cost	3	$57

Supplemental cash flow information related to leases are as follows:

	Year ended
(in thousands)	December 31, 2023	December 31, 2022
Cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow use from operating leases	$606	$352
Operating cash flow use from finance leases	$-	$2
Financing cash flow use from finance leases	$4	$49

Non-cash activity:

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$2,605
Finance leases	$30	$-

Weighted average remaining lease terms are as follows at December 31, 2023:

Weighted average remaining lease term:
Operating leases	3.6 years
Finance leases	3.0 years

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

Weighted average discount rates:
Operating leases	4.8%
Finance leases	6.2%

Maturities of lease liabilities are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2024	618	11
2025	630	11
2026	643	11
2027	380	-
Total lease payments	$2,271	$33
Less imputed interest	(188)	(3)
Present value of lease liabilities	$2,083	$30

Note 5 - Other Revenue

The Company determined that certain collaborations with a third party were within the scope of ASC 606. The collaboration agreement was made up of multiple modules related to various research activities. The Company identified a single performance obligation to provide research services within each module for which the Company receives monetary consideration. The third party can choose to proceed with each module or can terminate the agreement at any time. The Company recognizes revenue for each module on a straight-line basis over the expected module period. Revenue for succeeding modules is not recognized until all contingencies are resolved, inclusive of the third party’s ability to terminate the module. The consideration is recognized to revenue over each module. There was no corresponding revenue recognized from a collaboration during the year ended December 31, 2023 and revenue of $0.9 million was recognized during the year ended December 31, 2022.

The Company has a grant from a government-sponsored entity for research and development related activities that provides for payments for reimbursed costs, which includes overhead and general and administrative costs as well as an administrative fee. The Company recognized revenue from grants as it performed services under this arrangement. Associated expenses are recognized when incurred as research and development expense. Other revenue recognized from this grant during the years ended December 31, 2023 and December 31, 2022 was $0.1 million in each year.

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

The Company’s contract liabilities are recorded within Other revenue deferred – current liability or Long-term license revenue deferred in its condensed consolidated balance sheets, depending on the short-term or long-term nature of the payments to be recognized. The Company’s contract liabilities primarily consist of advanced payments from licensees. Long-term license revenue deferred was $35.0 million at December 31, 2023 and December 31, 2022; this deferred revenue will be recognized upon European Union regulatory approval of Iomab B.

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

Note 7 - Equity

In August 2020, the Company entered into the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC, “JonesTrading”, pursuant to which the Company may sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of its common stock. On June 28, 2022, the Company entered into an Amended and Restated Capital on Demand™ Sales Agreement (the “A&R Sales Agreement”) with JonesTrading and B. Riley Securities, Inc. (“B. Riley”). The A&R Sales Agreement modifies the original Capital on Demand™ Sales Agreement to include B. Riley Securities as an additional sales agent thereunder. Shares of common stock are offered pursuant to a shelf registration statement on Form S-3 (File No. 333-242322) filed with the SEC on August 7, 2020 (the “Prior Shelf Registration Statement”). On August 11, 2023, the Company filed a new registration statement on Form S-3 (File No. 333-273911), and amended on February 2, 2024, which was declared effective on February 5, 2024, to replace the Prior Shelf Registration Statement, including a base prospectus which covers the offering, issuance and sale of up to $500 million of common stock, preferred stock, warrants, units and/or subscription rights; and a sales agreement prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of $200 million of common stock that may be issued and sold under the Amended Sales Agreement.

During the year ended December 31, 2023, the Company sold 1.9 million shares of common stock, resulting in gross proceeds of $15.1 million and net proceeds of $14.6 million. During the year ended December 31, 2022, the Company sold 3.5 million shares of common stock, resulting in gross proceeds of $23.9 million and net proceeds of $23.2 million.

The Company presently has one equity compensation plan, the 2019 Amended and Restated Stock Plan, (the “2019 Plan”). The 2019 Plan has an expiration date of October 18, 2029 and the number of shares of our common stock authorized under the plan for grant to employees, directors and consultants is 9,333,333 shares.

The Company had two equity compensation plans that expired on September 9, 2023; the Company’s Amended and Restated 2013 Stock Plan and the Company’s 2013 Equity Incentive Plan.

Stock Options

Following is a summary of stock option activity for the years ended December 31, 2023 and 2022:

(in thousands, except for per-share amount)	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($)
Outstanding, January 1, 2022	1,362	12.45	8.69	-
Granted	2,094	5.25
Exercised	-	-
Cancelled	(60)	12.90
Outstanding, December 31, 2022	3,396	8.00	8.85	15,204
Granted	2,402	5.28
Exercised	(44)	5.92
Cancelled	(309)	8.30
Outstanding, December 31, 2023	5,445	6.80	8.70	373

Exercisable, December 31, 2023	1,519	10.63	7.18	69

During 2023, the Company granted its employees and members of the Board of Directors options to purchase 2.4 million shares of common stock with an exercise price ranging from $5.00 to $11.60 per share, a term of 10 years, and a vesting period from 4 to 4.2 years. The options have an aggregated fair value of $9.0 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate range from 3.5% to 4.82% (2) expected life of 6 years, (3) expected volatility range from 79.0% to 81.6%, and (4) zero expected dividends.

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

During the years ended December 31, 2023 and 2022, options to purchase 309 thousand and 60 thousand common shares were cancelled, respectively, upon the termination of employment. During 2023, 44 thousand options were exercised for shares of common stock. There were no exercises of options during 2022.

The fair values of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at December 31, 2023 was $14.4 million related to unvested options, which is expected to be expensed over a weighted average of 3.4 years. During 2023 and 2022, the Company recorded total option expense of $3.2 million and $2.5 million, respectively.

Restricted Stock Units

Following is a summary of restricted stock unit (“RSUs”) activity for the years ended December 31, 2023 and 2022:

(in thousands, except for per-share amount)	RSUs	Weighted Average Grant Date Fair Value Per Share ($)
Outstanding, January 1, 2022	-	-
Granted	325	5.96
Vested	-	-
Outstanding, December 31, 2022	325	5.96
Granted	5	8.31
Vested	-	-
Cancelled	(25)	7.31
Outstanding, December 31, 2023	305	5.89

The RSUs vest at the earliest of a change of control event, the termination of the recipient’s continuous service status for any reason other than by the Company for cause and the third anniversary of the date of the grant. The fair value of the RSUs, $1.8 million, was determined based on the stock prices on the dates of the grants and each RSU grant is being recognized over its respective three-year period. The unrecognized compensation expense at December 31, 2023 of $1.0 million is expected to be expensed over a weighted average of 1.7 years. During 2023 and 2022, the Company recorded compensation expense related to RSUs of $0.6 million and $0.2 million, respectively.

Warrants

Following is a summary of warrant activities for the years ended December 31, 2023 and 2022:

(in thousands, except for per-share amounts)	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2022	2,112	20.52	1.76	276
Granted	-	-
Exercised	-	-
Cancelled	(669)	29.01
Outstanding, December 31, 2022	1,443	16.58	1.33	5
Granted	2	8.77	10.00
Exercised	-	-
Cancelled	(3)	106.80
Outstanding, December 31, 2023	1,442	16.42	0.34	-

Exercisable, December 31, 2023	1,438	15.79	0.33	-

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

During the years ended December 31, 2023 and 2022, the Company recorded stock-based compensation expense related to warrants of $6 thousand and $6 thousand, respectively.

Note 8 - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2023 and 2022 are as follows:

(in thousands)	2023	2022
Deferred tax assets:
Net operating losses carry forward	$41,698	$44,233
Deferred revenue	8,219	-
Share-based compensation	1,512	1,334
Research and development/orphan drug credits	20,509	17,247
Capitalized research and development expenses	18,684	13,210
Others	(57)	69
Less: valuation allowance	(90,566)	(76,093)
Deferred tax assets, net	$-	$-

The Company has recorded a valuation allowance of $90.6 million and $76.1 million against its deferred tax assets at December 31, 2023 and 2022 respectively, because management determined that it is not more-likely-than not that those assets will be realized.

For federal income tax purposes, the Company has $165.1 million of unused net operating losses (“NOLs”) at December 31, 2023 available for carry forward to future years. NOLs of $104.8 million generated prior to 2018 will begin to expire if unused beginning in 2024 when approximately $3.9 million in NOLs are due to expire. Our largest NOLs will begin to expire in 2034 - 2037, with each year in excess of $15 million. NOLs generated in 2018 and later years of $60.3 million have an indefinite life, but will be limited to 80% of their value if used in a tax year ending after January 1, 2023.

For state income tax purposes, the Company has $283.0 million of unused NOLs at December 31, 2023 available for carry forward to future years. These NOLs will begin to expire in 2034 if unused.

The Company has federal research and development tax credits of $5.1 million at December 31, 2023 which will begin to expire in 2033 if unused and orphan drug credits of $15.4 million which will begin to expire in 2037 if unused.

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

The Tax Cuts and Jobs Act of 2017 (TCJA) has modified the IRC 174 expenses related to research and development for the tax years beginning after December 31, 2021. Under the TCJA, the Company must now capitalize the expenditures related to research and development activities and amortize them over five years for U.S. activities and 15 years for non-U.S. activities. Since this has been the Company's policy since 2018, the current year capitalization of research and development costs in accordance with IRC 174 was $36.9 million for a total accumulated gross amount of $79.6 million as of December 31, 2023.

The difference between the income tax provision and the amount that would result if the U.S. Federal statutory rates were applied to pre-tax losses for the year ended December 31, 2023 and 2022 are as follows:

(in thousands)	December 31, 2023		December 31, 2022

Federal statutory income taxes	$(10,252)	(21.0)%	$(6,943)	(21.0)%
State income taxes	(1,743)	(3.6)%	(4,863)	(14.7)%
Deferred true-up	176	0.4%	89	0.3%
Research and development/orphan drug tax credit	(3,263)	(6.7)%	(2,711)	(8.2)%
Other	608	1.2%	934	2.8%
Change in valuation allowance	14,474	29.7%	13,494	40.8%
Provision for income tax	$-	-	$-	-

Note 9 - Subsequent Event

Since December 31, 2023, the Company has sold 1.8 million shares of common stock under its A&R Sales Agreement, resulting in net proceeds of $14.7 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure controls and procedures. The Company, under the supervision and with the participation of its management, including the Company’s principal executive officer and principal financial and accounting officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s principal executive officer and principal financial and accounting officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2023 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management concluded that as of December 31, 2023, the Company’s internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names, positions and ages of our directors and executive officers as of March 29, 2024, are as follows:

Name	Age	Position
Sandesh Seth	59	Chairman and Chief Executive Officer

Steve O’Loughlin	39	Chief Financial Officer (Principal Financial and Accounting Officer)

Jeffrey W. Chell M.D.	69	Director

David Nicholson, Ph.D.	68	Lead Independent Director

Richard I. Steinhart	66	Director

Ajit S. Shetty, Ph.D.	77	Director

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

Steve O’Loughlin, Chief Financial Officer

Steve O’Loughlin has been our Chief Financial Officer since August 2020. Mr. O’Loughlin served as our Principal Financial Officer from May 2017 to August 2020. Mr. O’Loughlin joined Actinium in October 2015 as Vice President, Finance and Corporate Development, with almost a decade of life sciences industry experience gained from previous positions in investment banking and publicly traded life sciences companies. Prior to Actinium, from June 2015 to October 2015, Mr. O’Loughlin worked at J. Streicher LLC as an investment banker, from August 2012 to June 2015. Mr. O’Loughlin held the position of vice president, corporate finance and development and was a corporate officer at Protea Biosciences, Inc., a publicly traded life sciences tools company. Previously, from June 2010 to June 2012, Mr. O’Loughlin held corporate development positions with Caliber I.D., a publicly traded diagnostics company. Mr. O’Loughlin previously worked in investment banking at Jesup & Lamont where he focused on the biotechnology and life sciences industries. Mr. O’Loughlin has a B.S. in Business Administration with a concentration in finance from Ramapo College of New Jersey.

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

Prior to joining the NMDP, he served as president, Allina Medical Clinics, a 450 physician multi-specialty medical group from 1994 to 1999. Prior to that, he practiced Internal Medicine in Minneapolis and in the U.S. Air Force Medical Corps.

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

David Nicholson, Ph.D., Director

David Nicholson Ph.D. serves as our Lead Independent Director of our Board and has been a Director of the Company since 2008. Dr. Nicholson is also a member of our Compensation Committee and our Nominating and Corporate Governance Committee. Since March 2015, Dr. Nicholson served as Executive Vice President and Chief R&D Officer of Allergan, which was acquired by Abbvie in May 2020. In August 2014, Dr. Nicholson joined Allergan (previously known as Actavis plc and Forest Laboratories, Inc.) as senior vice president, Actavis Global Brands R&D. From March 2012 to August 2014, Dr. Nicholson was on the executive committee of Bayer CropScience as head of research & development responsible for the integration of the company’s R&D activities into one global organization. Dr. Nicholson graduated in pharmacology, earning his B.Sc. from the University of Manchester (1975) and his Ph.D. from the University of Wales (1980). Between 1978 and 1988, Dr. Nicholson worked in the pharmaceutical industry for the British company Beecham-Wülfing in Gronau, Germany. The main emphasis of his activities as group leader in a multidisciplinary project group was the development of cardiovascular drugs.

From 1988-2007, Dr. Nicholson held various positions of increasing seniority in the UK, the Netherlands and the U.S. with Organon, a business unit of Akzo Nobel. Ultimately, he became executive vice president, research & development, and member of the Organon Executive Management Committee. He implemented change programs, leading to maximizing effectiveness in research & development, ensuring customer focus and the establishment of a competitive pipeline of innovative drugs. In 2007, Dr. Nicholson transferred to Schering-Plough, Kenilworth, New Jersey as senior vice president, responsible for Global Project Management and Drug Safety. From 2009 to December 2011, he was vice president licensing and knowledge management at Merck in Rahway, New Jersey, reporting to the president of Merck R&D. As an integration team member, Dr. Nicholson played a role in the strategic mergers of Organon BioSciences, the human and animal health business of Dutch chemical giant Akzo-Nobel, and Schering-Plough in 2007 as well as of Schering-Plough and Merck in 2009. Dr Nicholson brings a wealth of experience having previously championed the breakthrough anti-PD1 cancer drug Keytruda® (pembrolizumab) all the way from its earliest research and into development, heralding a revolution in cancer therapy.

That Dr. Nicholson brings over 40 years of pharmaceutical experience to our Board, having served in various pharmaceutical research and development executive-level positions over the course of his career, that he presently serves on the Boards of multiple biotechnology companies, and that Dr. Nicholson has developed significant management and leadership skills relating to the pharmaceutical industry and is well accustomed to interfacing with investors, analysts, auditors, outside advisors and governmental officials, led us to conclude that Dr. Nicholson should serve as a director.

Ajit S. Shetty, Ph.D., Director

Dr. Shetty has been a Director of the Company since March 2017. Dr. Shetty is also a member of our Audit Committee, Compensation Committee, and Chairman of our Nominating and Corporate Governance Committee. Dr. Shetty joined Janssen Pharmaceutical, Inc. (“Janssen”) in 1976 ultimately rising to the position of president in 1986 where he led the establishment of Janssen’s business in the U.S. From 1999 to 2008 he was managing director of Janssen, during this time the Janssen Group of companies’ global sales grew from $1 billion to $8 billion, and from 2004 until 2012 he was chairman of the board of directors. In Dr. Shetty’s most recent role at Johnson & Johnson he was head of Enterprise Supply Chain, where he reported to the chief executive officer and was responsible for the transformation and optimization of Johnson & Johnson’s supply chain. Dr. Shetty earned a Ph.D. in Metallurgy and B.A. Natural Sciences from Trinity College, Cambridge University and a Master of Business Administration from Carnegie Mellon University. In 2007, Dr. Shetty was bestowed the title of Baron by King Albert II of Belgium for his exceptional merits. In addition, he was elected Manager of the Year in 2004 in Flanders and received a Life-Time Achievement Award in India in 2010. In 2016, Dr. Shetty was named as chairperson of the Vlaams Instituut voor Biotechnologie (VIB), a Belgium based life sciences research institute focused on translating scientific results into pharmaceutical, agricultural and industrial applications. Dr. Shetty has served as a member of Agile Therapeutics, Inc.’s board of directors from February 2016 until May 2023. We believe Dr. Shetty’s qualifications to sit on our Board include his extensive pharmaceutical experience leading commercial and supply chain operations and his significant education background.

That Dr. Shetty has more than 30 years of leadership and executive experience in the pharmaceutical industry, that he has significant supply chain knowledge and that he has experience conducting business in the U.S. and Europe, led us to conclude that Dr. Shetty should serve as a director.

Richard I. Steinhart, Director

Mr. Steinhart has served as our Director and Chairman of the Audit Committee since November 2013. Mr. Steinhart is also a member of our Nominating and Corporate Governance Committee. Since October 2017, Mr. Steinhart has been the senior vice president and chief financial officer of BioXcel Therapeutics, Inc. Since March 2014, Mr. Steinhart has been a member of the board of directors of Atossa Genetics, Inc. where he is chairman of the audit committee and a member of the compensation committee. From October 2015 to April 2017, Mr. Steinhart was vice president and chief financial officer at Remedy Pharmaceuticals, a privately-held, clinical stage pharmaceutical company that sold its only asset, CIRARA, to Biogen for $120 million plus earn-outs. From January 2014 through September 2015, Mr. Steinhart worked as a financial and strategic consultant to the biotechnology and medical device industries. Previously, Mr. Steinhart was senior vice president, finance and chief financial officer at MELA Sciences, Inc. from April 2012 until December 2013, having previously served as vice president, finance and chief financial officer, treasurer and secretary from April 2006. From May 1992 until joining MELA Sciences, Mr. Steinhart was a managing director of Forest Street Capital/SAE Ventures, a boutique investment banking, venture capital, and management consulting firm focused on healthcare and technology companies. Prior to Forest Street Capital/SAE Ventures, he was vice president and chief financial officer of Emisphere Technologies, Inc. Mr. Steinhart’s other experience includes seven years at CW Group, Inc., a venture capital firm focused on medical technology and biopharmaceutical companies, where he was a general partner and chief financial officer. Mr. Steinhart began his career at Price Waterhouse, now known as PricewaterhouseCoopers. He holds BBA and MBA degrees from Pace University and is a Certified Public Accountant (inactive).

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

Term of Office

Our directors are divided into three classes, designated Class I, Class II and Class III. Class I shall consists of two directors, Class II shall consist of one director, and Class III consists of one director. The term of office for each Class I director expires at 2026 Annual Meeting of Stockholders; the term of office for each Class II director expires at the 2024 Annual Meeting of stockholders; and the term of office for each Class III director expires at the 2025 Annual Meeting of stockholders.

The term of each director is set forth below or until their successors are duly elected:

Director	Class	Term (from 2023 Annual Meeting)
David Nicholson	Class I	3 years
Richard Steinhart	Class I	3 years
Sandesh Seth	Class II	1 year
Jeffrey W. Chell	Class II	1 year
Ajit Shetty	Class III	2 years

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

Chief Executive Officer Compensation

On August 12, 2020, we and Mr. Seth entered into an employment agreement whereby Mr. Seth would serve as Chairman and Chief Executive Officer until February 24, 2024, unless terminated earlier as set forth in the employment agreement. On November 1, 2023, our board of directors approved an amendment to Mr. Seth’s employment agreement, pursuant to which the term of Mr. Seth’s employment was extended from February 21, 2024 to February 21, 2027, subject to the terms of the employment agreement

Under the terms of the employment agreement, Mr. Seth is entitled to (i) a base salary, which will be determined by the Board and adjusted to be competitively aligned to a range between the 25th and 75th percentile of the relevant market data of chief executive officer positions of similarly situated publicly companies, (ii) a performance bonus with a target of 50% of his annual base salary as well as other multipliers as determined by the Board and (iii) options to purchase shares of common stock of the Company as the Board may grant. For 2022, Mr. Seth’s annual base salary was set at $665,000, and for 2023, his annual base salary was set at $705,000.

When and if granted, options will have an exercise price equal to the closing price of the Company’s common stock on the date of the approval, and 2% of the grant will vest each month from the grant date until fully vested, in accordance with the 2019 Plan. The options will expire 10 years from the grant date, subject to Mr. Seth’s continuing service with the Company. Mr. Seth also receives the standard benefits available to other similarly situated employees.

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

In addition, if we terminate Mr. Seth’s employment without Cause or if Mr. Seth resigns for Good Reason, or if we fail to renew his position as Chief Executive Officer and Chairman on February 24, 2027, in any case, within the 12-month period beginning on the date of a Change in Control (as defined in the 2019 Plan), Mr. Seth will be entitled to (i) a single lump sum payment equal to 30 months of his compensation, (ii) continued health benefits for 30 months, (iii) immediate vesting of all outstanding equity awards granted to Mr. Seth, and (iv) a single lump sum payment equal to the Pro-Rated Bonus.

Chief Financial Officer Compensation

On August 12, 2020, we entered into an employment agreement with Mr. O’Loughlin, pursuant to which he serves as Chief Financial Officer of the Company. Under the terms of the employment agreement, Mr. O’Loughlin is entitled to (i) a base salary, which shall be determined by the Board, (ii) a performance bonus, which may be up to 30% of the annual base salary based upon the achievement of certain objectives such as the Board shall determine and (iii) options to purchase shares of common stock of the Company as the Board may grant. For 2022, Mr. O’Loughlin’s annual base salary was set at $400,000, and for 2023, his annual base salary was set at $420,000.

When and if granted, options will have an exercise price equal to the closing price of the Company’s common stock on the date of the approval, and 2% of the grant will vest each month from the grant date until fully vested, in accordance with the 2019 Plan. The options will expire 10 years from the grant date, subject to Mr. O’Loughlin’s continuing service with the Company. Mr. Loughlin will also receive the standard benefits available to other similarly situated employees.

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

Board of Directors Meetings and Attendance

During 2023, our Board of Directors held five meetings and acted by unanimous written consent on four occasions. Each director attended at least 75% of the aggregate of the meetings of our Board and the committees of which he was a member during the year ended December 31, 2023.

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

Audit Committee

Our Audit Committee, which currently consists of three independent directors, provides assistance to our Board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, financial reporting, internal control and compliance functions of the Company. The Board has determined that Mr. Steinhart is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our Audit Committee employs an independent registered public accounting firm to audit the financial statements of the Company and perform other assigned duties. Further, our Audit Committee provides general oversight with respect to the accounting principles employed in financial reporting and the adequacy of our internal controls. In discharging its responsibilities, our Audit Committee may rely on the reports, findings and representations of the Company’s auditors, legal counsel, and responsible officers. Our Board has determined that all members of the Audit Committee are financially literate within the meaning of SEC rules and under the current listing standards of the NYSE American. The Audit Committee met four times during 2023. Each member of the Audit Committee was present at all of the Audit Committee meetings held during 2023.

Compensation Committee

Our Compensation Committee, which currently consists of three directors, establishes executive compensation policies consistent with the Company’s objectives and stockholder interests. The Compensation Committee met one time and acted by unanimous written consent on one occasion during 2023. Each member of the Compensation Committee was present at all committee meetings held in 2023. Our Compensation Committee also reviews the performance of our executive officers and establishes, adjusts and awards compensation, including incentive-based compensation, as more fully discussed below. In addition, our Compensation Committee generally is responsible for:

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

Outside consulting firms retained by our Compensation Committee and management also will, if requested, provide assistance to the Compensation Committee in making its compensation-related decisions. The Compensation Committee engaged StreeterWyatt Analytics LLC, or Streeter Wyatt and paid consultant fees of $22,000 during the year ended December 31, 2023. Streeter Wyatt was instructed to provide support and analysis to the Compensation Committee and their services included developing a peer group regarding executive and director compensation.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee, which currently consists of three directors, is charged with the responsibility of reviewing our corporate governance policies and proposing potential director nominees to the Board for consideration. Our Board has determined that each member of our Nominating and Corporate Governance Committee qualifies as an “independent” member of the Board as defined by the rules and regulations of the SEC and the NYSE American. The Nominating and Corporate Governance Committee held one meeting and acted by unanimous written consent on one occasion during 2023.

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

Our Amended and Restated Bylaws, as amended (the “Bylaws”) contains provisions that address the process by which a stockholder may nominate an individual to stand for election to the Board at our annual meetings. To recommend a nominee for election to the Board, a stockholder must submit his or her recommendation to our Secretary at our corporate offices at 100 Park Avenue, 23rd Floor, New York, New York 10017. Such nomination must satisfy the notice, information and consent requirements set forth in our Bylaws and must be received by us prior to the date set forth under “Submission of Future Stockholder Proposals” below. A stockholder’s recommendation must be accompanied by the information with respect to stockholder nominees as specified in our Bylaws, including among other things, the name, age, address and occupation of the recommended person, the proposing stockholder’s name and address, the ownership interests of the proposing stockholder and any beneficial owner on whose behalf the nomination is being made (including the number of shares beneficially owned, any hedging, derivative, short or other economic interests and any rights to vote any shares) and any material monetary or other relationships between the recommended person and the proposing stockholder and/or the beneficial owners, if any, on whose behalf the nomination is being made.

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

Compensation Discussion and Analysis

Our Compensation Committee of our Board of Directors has the responsibility to review, determine and approve the compensation for our executive officers. Further, our Compensation Committee oversees our overall compensation strategy, including compensation policies, plans and programs that cover all employees. At our 2022 Annual Meeting of Stockholders, our Stockholders voted on an advisory basis to approve the compensation of named executive officers. Of the votes cast (excluding abstentions and broker non-votes), 79.3% were cast in support of the results of our compensation program. In light of this, in reviewing the executive compensation program for 2022 and 2023, our Compensation Committee decided to retain the general overall program design, which ties a significant portion of the executives’ pay closely with our performance. In the future, our Compensation Committee will continue to consider the executive compensation program in light of changing circumstances and stockholder feedback.

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

The Compensation Committee has the authority to directly engage, at our company’s expense, any compensation consultants or other advisors (such as StreeterWyatt) that it deems necessary to determine the amount and form of employee, executive and director compensation. In determining the amount and form of employee, executive and director compensation, the Compensation Committee has reviewed and discussed historical salary information as well as salaries for similar positions at comparable companies. However, the availability of this data does not imply that the Compensation Committee is under any obligation to follow peer companies’ compensation practices.

We paid consultant fees to StreeterWyatt of $22,000 during the year ended December 31, 2023. NEOs may have indirect input in the compensation results for other executive officers by virtue of their participation in the performance review and feedback process for the other executive officers.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information regarding the compensation earned during the years ended December 31, 2023 and 2022 for our named executive officers.

Name/Position	Year	Salary	Bonus (1)	Option Awards (2)	All Other Compensation	Total
Sandesh Seth	2023	$705,000	$500,000	$3,500,000	$-	$4,705,000
Chairman and Chief Executive Officer(3)	2022	$665,000	$480,000	$2,875,167	$-	$4,020,167

Steve O’Loughlin	2023	$420,000	$170,000	$900,000	$-	$1,490,000
Chief Financial Officer	2022	$400,000	$185,000	$891,144	$-	$1,476,144

(1)	The bonus disclosed in this column relates to performance in the prior year, but was determined and approved by the Board and was paid in the year disclosed.

(2)	The dollar amounts in this column represent the aggregate grant date fair value of all option awards granted during the indicated year. These amounts have been calculated in accordance with FASB ASC Topic 718, using the Black-Scholes option-pricing model. For a discussion of valuation assumptions, see Note 7 to our financial statements. These amounts do not necessarily correspond to the actual value that may be recognized from the option awards by the NEOs.

(3)	In addition to the foregoing, on August 17, 2022, Mr. Seth was granted an award of 300,000 restricted stock units, or RSUs, which were granted in exchange for warrants that Mr. Seth received for services provided to the Company prior to becoming employed by Actinium. These warrants were granted on December 17, 2012 and vested and became exercisable on the 12-month anniversary of the grant date. The warrants were in the money for their entire existence since vesting. Mr. Seth was appointed Chairman of the Board in October 2013, became Executive Chairman in August 2014 and Chief Executive Officer in June 2017. Mr. Seth refrained from exercising the warrants in order to be aligned with the long-term interests of the Company and shareholders. In November 2018, the Board extended the expiration of Mr. Seth’s warrants to February 2022. In February 2022, the Company requested that Mr. Seth not exercise the warrants to maintain alignment with the long-term interests of the Company. In exchange for refraining from exercising these warrants, the Board determined to grant Mr. Seth 300,000 RSUs based on the average fair value of the warrants during their vested life based on the Black-Scholes option-pricing model to continue to align Mr. Seth with the long-term interest of the Company and shareholders. The RSU grant was detailed on Form 4 filed with the SEC on August 19, 2022.

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

On December 28, 2023, Mr. Seth was granted an option to purchase 984,367 shares of common stock and Mr. O’Loughlin was granted an option to purchase 253,123 shares of common stock. The options have an exercise price of $5.00 per share and expire on December 28, 2033. Pursuant to the terms of the 2019 Stock Plan, 2% of the options will vest each month from the respective dates of grants until fully vested.

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

Director Compensation

The following table sets forth the compensation of our non-employee directors for the year ended December 31, 2023:

Name	Fees Earned	Stock Awards	Option Awards (1)(2)	All Other Compensation	Total
Jeffrey W. Chell	$51,000	-	$250,000	-	$51,000
David Nicholson	$63,000	-	$250,000	-	$63,000
Ajit J. Shetty	$58,500	-	$250,000	-	$58,500
Richard Steinhart	$63,000	-	$250,000	-	$63,000

(1)	The dollar amounts in this column represent the aggregate grant date fair value of options granted during 2023. These amounts have been calculated in accordance with FASB ASC Topic 718, using the Black-Scholes option-pricing model. For a discussion of valuation assumptions, see Note 7 to our financial statements. These amounts do not necessarily correspond to the actual value that may be recognized from the option awards by the Directors.

(2)	At December 31, 2023, the aggregate number of option awards outstanding for each director was as follows: (i) for Dr. Chell, 182,484, (ii) for Dr. Nicholson, 185,817, (iii) for Dr. Shetty, 182,484, and (iv) for Mr. Steinhart, 185,817.

Our non-employee directors are paid an annual fee of $40,000 and in most years, receive option grants. Dr. Nicholson as Lead Director receives an additional annual fee of $10,000. Board committee members receive the following compensation:

BOD Committee	Chairman	Member
Audit	$20,000	$6,000
Compensation	$10,000	$5,000
Nominating and Corporate Governance	$7,500	$3,000

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END - 2023

The following table sets forth all unexercised stock options and unvested restricted stock units that have been awarded to our named executives by the Company that were outstanding as of December 31, 2023.

	Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) (Exercisable) (b)		Number of Securities Underlying Unexercised Options (#) (Unexercisable) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)

Sandesh Seth	9,333	(1)	-	-	183.90	9/23/2024	-	-	-	-
	5,000	(1)	-	-	107.40	2/15/2025	-	-	-	-
	16,666	(1)	-	-	59.70	4/15/2026	-	-	-	-
	24,998	(1)	-	-	41.70	3/14/2027	-	-	-	-
	33,333	(1)	-	-	23.497	7/13/2028	-	-	-	-
	50,000	(1)	-	-	6.96	7/12/2029	-	-	-	-
	111,240	(2)	27,822	-	9.55	8/12/2030	-	-	-	-
	167,498	(2)	142,684	-	6.07	9/01/2031	-	-	-	-
	281,304	(2)	546,062	-	4.96	7/01/2032	-	-	-	-
	-	(2)	984,367	-	5.00	12/28/2033	-	-	-	-
	-		-	-	-	-	300,000	1,524,000	-	-

Steve O’Loughlin	3,333	(1)	-	-	53.70	9/28/2025	-	-	-	-
	1,666	(1)	-	-	59.70	4/15/2026	-	-	-	-
	3,333	(1)	-	-	41.70	3/14/2027	-	-	-	-
	8,833	(1)	-	-	23.497	7/13/2028	-	-	-	-
	13,333	(1)	-	-	6.96	7/12/2029	-	-	-	-
	47,240	(2)	11,826	-	9.55	8/12/2030	-	-	-	-
	58,030	(2)	49,433	-	6.07	9/01/2031	-	-	-	-
	87,188	(2)	169,250	-	4.96	7/01/2032	-	-	-	-
	-	(2)	253,123	-	5.00	12/28/2033	-	-	-	-

(1)	Fully vested.

(2)	Pursuant to the terms of the Company’s 2013 Stock Plan or 2019 Stock Plan, 2% of these options vest each month from the date of grant.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our common stock as of March 27, 2024 held by (i) each person known to us to be the beneficial owner of more than five percent (5%) of any class of our shares; (ii) each director; (iii) each Named Executive Officer; and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held.  Shares of common stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of March 27, 2024, are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person.  Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

Unless otherwise indicated, the principal address of each of the persons below is c/o Actinium Pharmaceuticals, Inc., 100 Park Ave, 23rd Floor, New York, NY 10017.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Ownership(a)
Beneficial Owners of 5% or More of Our Common Stock
Michael Bigger	1,895,202	(1)	6.4%
BlackRock, Inc.	1,691,914	(2)	5.8%

Named Executive Officers and Directors
Sandesh Seth	911,162	(3)	3.0%
Steve O’Loughlin	286,683	(4)	*
Jeffrey W. Chell, M.D.	69,919	(5)	*
David Nicholson, Ph.D.	73,585	(6)	*
Ajit S. Shetty, Ph.D.	70,676	(7)	*
Richard I. Steinhart	73,568	(8)	*
All Directors and Officers as a Group (6 persons)	1,485,593	(9)	4.8%

*	less than 1%

(a)	Based on 29,396,411 shares of common stock outstanding as of March 27, 2024

(1)

The address of record is 2250 Red Springs Drive, Las Vegas, NV 89135. Based on the beneficial owner’s Schedule 13G/A filed February 9,2024, reporting beneficial ownership as of December 30, 2023, shares beneficially owned consist of 441,104 shares of common stock owned by Bigger Capital Fund, LP (“Bigger Capital”), 826,428 shares of common stock owned by District 2 Capital Fund LP (“District 2 CF”), 177,670 shares of common stock held by Mr. Bigger through an IRA and another account, 150,000 shares of common stock through an IRA held by Patricia Winter, the spouse of Mr. Bigger, and an aggregate of 300,000 shares of common stock through an IRA held by the sons of Mr. Bigger. Mr. Bigger is also the beneficial owner of 33,203 shares of common stock issuable upon exercise of Warrants owned by Bigger Capital and 96,666 shares of common stock issuable upon exercise of Warrants owned by District 2 CF. The warrants are subject to a 4.99% beneficial ownership limit. The number of shares and percentage set forth above assume no exercise of the warrants due to the beneficial ownership limit. Mr. Bigger disclaims beneficial ownership of these securities.

(2)	Based on the Schedule 13G filed by BlackRock Inc. (“BlackRock”) as the parent holding company or control person of BlackRock Advisors, LLC, BlackRock Fund Advisors, BlackRock Institutional Trust Company, N.A., BlackRock Financial Management, Inc., and BlackRock Investment Management, LLC with the SEC on January 29, 2024, reporting beneficial ownership as of December 30, 2023. BlackRock is the beneficial owner of 1,691,914 shares of common stock and has sole voting power and sole dispositive power over 1,691,914 shares of common stock. The address for each of the reporting persons is 50 Hudson Yards, New York, NY 10001.

(3)	Includes 5,381 shares of common stock and 905,781 shares of common stock underlying options that will have vested within 60 days of March 27, 2024.

(4)	Includes 1,183 shares of common stock and 285,500 shares of common stock underlying options that will have vested within 60 days of March 27, 2024.

(5)	Includes 69,919 shares of common stock underlying options that will have vested within 60 days of March 27, 2024.

(6)	Includes 333 shares of common stock and 73,252 shares of common stock underlying options that will have vested within 60 days of March 27, 2024.

(7)	Includes 757 shares of common stock and 69,919 shares of common stock underlying options that will have vested within 60 days of March 27, 2024.

(8)	Includes 316 shares of common stock and 73,568 shares of common stock underlying options that will have vested within 60 days of March 27, 2024.

(9)	Includes 7,970 shares of common stock and 1,477,623 shares of common stock underlying options that will have vested within 60 days of March 27, 2024.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The table below shows the aggregate fees billed for professional services for the audits and audit-related fees of the Company’s annual financial statements included in Form 10-K for the years ending December 31, 2023 and 2022, respectively, by Marcum LLP (PCAOB ID Number 688).

	Year Ended December 31, 2023	Year Ended December 31, 2022
Audit Fees	$184,202	$178,793
Audit – Related Fees	41,797	29,540
Tax Fees	-	-
All Other Fees	-	-
Total	$225,999	$208,333

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

All of the services rendered by Marcum in 2023 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Description
1.1	Capital on Demand™ Sales Agreement, dated August 7, 2020, by and between Actinium Pharmaceuticals, Inc. and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.2 to Registration Statement on Form S-3 filed on August 7, 2020).

1.2	Amended and Restated Capital on Demand™ Sales Agreement, by and between Actinium Pharmaceuticals, Inc., JonesTrading Institutional Services LLC, and B. Riley Securities, Inc., dated June 28, 2022 (incorporated by reference to Exhibit 1.1 to Form 8 K filed on June 29, 2022).

3.1	Certificate of Incorporation of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on April 17, 2013).

3.2	Certificate of Amendment to Certificate of Incorporation filed January 7, 2014 (incorporated by reference to Exhibit 3.5 to Form S-1 filed on January 31, 2014).

3.3	Certificate of Amendment to Certificate of Incorporation filed February 3, 2014. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 7, 2014).

3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 4, 2015).

3.5	Certificate of Amendment to Actinium’s Certificate of Incorporation, as amended, filed on February 26, 2018 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 26, 2018).

3.6	Certificate of Amendment to Actinium’s Certificate of Incorporation, as amended, filed on March 6, 2019 (incorporated by reference to Exhibit 3.7 to Form 10-K filed on March 15, 2019).

3.7	Certificate of Amendment to Certificate of Incorporation, as amended, filed on June 16, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 16, 2020).

3.8	Amended and Restated Bylaws, dated August 8, 2018 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on August 9, 2018).

3.9	Amendment to the Amended and Restated Bylaws, dated May 7, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 5, 2020).

4.1	Form of Common Stock Warrant, dated December 27, 2013 and January 10, 2014 (incorporated by reference to Exhibit 4.8 to Form S-1 filed on January 31, 2014).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 18, 2019).

4.3	Description of Securities (incorporated by reference to Exhibit 4.15 to Form 10-K filed on March 31, 2021)

10.1#	Actinium Pharmaceuticals, Inc. Amended and Restated 2013 Stock Plan (incorporated by reference to Exhibit 10.42 to Form 10-K filed on March 16, 2015).

10.2#	First Amendment to Amended and Restated 2013 Stock Plan, effective August 6, 2015 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 7, 2015).

10.3#	Second Amendment to the 2013 Amended and Restated Stock Plan, effective as of December 15, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 16, 2015).

10.4#	Third Amendment to the 2013 Amended and Restated Stock Plan, effective as of December 22, 2015 (incorporated by reference to Exhibit 10.56 to Form 10-K filed on March 11, 2016).

10.5#	Fourth Amendment to the 2013 Amended and Restated Stock Plan, effective as of December 13, 2016 (incorporated by reference to Exhibit 1.1 to Form 8-K filed on December 14, 2016).

10.6#	Fifth Amendment to the 2013 Amended and Restated Stock Plan, as amended (incorporated by reference to Exhibit 10.59 to Form 10-K filed on March 16, 2017).

10.7#	Director Agreement, dated March 28, 2017, between Ajit S. Shetty and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 28, 2017).

10.8#	Indemnity Agreement, dated March 28, 2017, between Ajit S. Shetty and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 28, 2017).

10.9	Confidential Information and Invention Assignment Agreement, dated March 28, 2017, between Ajit S. Shetty and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to Form 8-K filed on March 28, 2017).

10.10#	Amendment to Amended and Restated Consulting Agreement, dated May 5, 2017, by and between Actinium Pharmaceuticals, Inc. and Sandesh Seth (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 11, 2017).

10.11#	Employment Agreement, dated September 17, 2015, between Steve O’Loughlin and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 15, 2017).

10.12#	Indemnification Agreement, dated May 15, 2017, between Steve O’Loughlin and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on May 15, 2017).

10.13#	Sixth Amendment to the 2013 Amended and Restated Stock Plan, as amended (incorporated by reference to Exhibit 10.56 to Form 10-K filed on March 16, 2018).

10.14#	Director Agreement, dated April 27, 2018, by and between Actinium Pharmaceuticals, Inc. and Jeffrey W. Chell (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 1, 2018).

10.15#	Indemnity Agreement, dated April 27, 2018, by and between Actinium Pharmaceuticals, Inc. and Jeffrey W. Chell (incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 1, 2018).

10.16	Confidential Information and Invention Assignment Agreement, dated April 27, 2018, by and between Actinium Pharmaceuticals, Inc. and Jeffrey W. Chell (incorporated by reference to Exhibit 10.3 to Form 8-K filed on May 1, 2018).

10.17#	Employment Agreement, dated August 8, 2018, by and between Actinium Pharmaceuticals, Inc. and Sandesh Seth (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 9, 2018).

10.18#	Employment Agreement, dated August 8, 2018, by and between Actinium Pharmaceuticals, Inc. and Steve O’Loughlin (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 9, 2018).

10.19#	Seventh Amendment to the 2013 Amended and Restated Stock Plan, as amended (incorporated by reference to Exhibit 10.39 to Form 10-K filed on March 15, 2019).

10.20	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 18, 2020).

10.21#	Employment Agreement, dated August 12, 2020, by and between Actinium Pharmaceuticals, Inc. and Sandesh Seth (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 14, 2020).

10.22#	Employment Agreement, dated August 12, 2020, by and between Actinium Pharmaceuticals, Inc. and Steve O’Loughlin (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on August 14, 2020).

10.23#	Actinium Pharmaceuticals, Inc. 2019 Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 20, 2020).

10.24#	First Amendment to the Actinium Pharmaceuticals, Inc. 2019 Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 20, 2020).

10.25#	Second Amendment to the Actinium Pharmaceuticals, Inc. 2019 Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 9, 2021).

10.26+†	Exclusive License and Supply Agreement, dated April 7, 2022, between Immedica Pharma AB and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 12, 2022).

10.27	Sublease Agreement, dated April 28, 2022, between ABN AMRO HOLDINGS USA LLC and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 12, 2022).

10.28#	Third Amendment to the Actinium Pharmaceuticals, Inc. 2019 Stock Plan (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 filed on August 19, 2022).

10.29#	Fourth Amendment to the Actinium Pharmaceuticals, Inc. 2019 Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 30, 2022).

10.30#	Amendment to Employment Agreement, dated November 1, 2023, by and between Actinium Pharmaceuticals, Inc. and Sandesh Seth (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 2, 2023).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 8-K filed on January 2, 2013).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Form 10-K filed on March 16, 2015).

23.1*	Consent of Marcum LLP.

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Actinium Pharmaceuticals, Inc. Compensation Recovery Policy.

101.INS **	Inline XBRL Instance Document

101.SCH **	Inline XBRL Taxonomy Schema Document

101.CAL **	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF **	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB **	Inline XBRL Taxonomy Label Linkbase Document

101.PRE **	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management contract or compensatory plan or arrangement.
+	Certain of the schedules (and similar attachments) to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5) of Regulation S-K under the Securities Act of 1933, as amended, because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the Exhibit or the disclosure document. The registrant hereby agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) the type that the registrant treats as private or confidential. A copy of the omitted portions will be furnished to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant.

Dated: March 29, 2024	ACTINIUM PHARMACEUTICALS, INC.

	By:	/s/ Sandesh Seth
Sandesh Seth
Chairman and Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer)

	By:	/s/ Steve O’Loughlin
Steve O’Loughlin
Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sandesh Seth	Chairman and Chief Executive Officer	March 29, 2024
Sandesh Seth	(Principal Executive Officer)

/s/ Jeffrey Chell	Director	March 29, 2024
Jeffrey Chell

/s/ David Nicholson	Director	March 29, 2024
David Nicholson

/s/ Richard I. Steinhart	Director	March 29, 2024
Richard I. Steinhart

/s/ Ajit J. Shetty	Director	March 29, 2024
Ajit J. Shetty