Form 10-Q
period 2024-03-31
Actinium Pharmaceuticals, Inc.
filed 2024-04-26
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 26, 2024: 29,783,451

Actinium Pharmaceuticals, Inc.

Table of Contents

i

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2024 and December 31, 2023, and the results of operations and cash flows for the three months ended March 31, 2024 and 2023, respectively, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2023 in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$84,057	$76,677
Prepaid expenses and other current assets	1,316	1,586
Total Current Assets	85,373	78,263

Property and equipment, net of accumulated depreciation of $760 and $694	496	550
Restricted cash – long term	316	313
Operating leases right-of-use assets	2,140	2,289
Finance leases right-of-use assets	27	30
Total Assets	$88,352	$81,445

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$7,513	$7,953
Operating leases current liability	540	530
Finance leases current liability	11	11
Total Current Liabilities	8,064	8,494

Long-term license revenue deferred	35,000	35,000
Long-term operating lease obligations	1,414	1,553
Long-term finance lease obligations	17	19
Total Liabilities	44,495	45,066

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 29,396,411 and 27,634,213 shares issued and outstanding, respectively	29	28
Additional paid-in capital	390,081	373,934
Accumulated deficit	(346,253)	(337,583)
Total Stockholders’ Equity	43,857	36,379

Total Liabilities and Stockholders’ Equity	$88,352	$81,445

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except share and per share data)

	For the Three Months Ended March 31
	2024	2023

Revenue:
Revenue	$-	$-
Other revenue	-	-
Total revenue	-	-

Operating expenses:
Research and development, net of reimbursements	6,635	7,849
General and administrative	2,962	3,735
Total operating expenses	9,597	11,584

Loss from operations	(9,597)	(11,584)

Other income:
Interest income - net	927	547
Total other income	927	547

Net loss	$(8,670)	$(11,037)

Net loss per share of common stock – basic and diluted	$(0.31)	$(0.43)
Weighted average shares of common stock outstanding – basic and diluted	27,886,486	25,696,623

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Period from January 1, 2024 to March 31, 2024

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2024	27,634,213	$28	$373,934	$(337,583)	$36,379

Stock-based compensation	-	-	1,378	-	1,378
Sale of common stock, net of offering costs	1,752,050	1	14,694	-	14,695
Issuance of common stock from exercise of stock options	10,148	-	75	-	75
Net loss	-	-	-	(8,670)	(8,670)
Balance, March 31, 2024	29,396,411	$29	$390,081	$(346,253)	$43,857

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

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows Used In Operating Activities:
Net loss	$(8,670)	$(11,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,378	993
Depreciation & amortization expenses	216	182
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	271	(1,989)
Accounts payable and accrued expenses	(440)	(2,770)
Operating lease right-of-use assets	-	(336)
Operating lease liabilities	(129)	(120)
Net Cash Used In Operating Activities	(7,374)	(15,077)

Cash Flows Used In Investing Activities:
Purchase of property and equipment	(11)	(76)
Net Cash Used In Investing Activities	(11)	(76)

Cash Flows Provided By Financing Activities:
Payments on finance leases	(2)	(1)
Sales of shares of common stock, net of costs	14,695	770
Proceeds from the exercise of stock options	75	1
Net Cash Provided By Financing Activities	14,768	770

Net change in cash, cash equivalents, and restricted cash	7,383	(14,383)
Cash, cash equivalents, and restricted cash at beginning of period	76,990	109,608
Cash, cash equivalents, and restricted cash at end of period	$84,373	$95,225

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Basis of Presentation - Unaudited Interim Financial Information - The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2023.

Principles of Consolidation - The basis of consolidation is unchanged from the disclosure in the Company’s Notes to the Consolidated Financial Statements section in its Report on Form 10-K for the year ended December 31, 2023. The unaudited condensed consolidated financial statements include the Company’s accounts and those of the Company’s wholly owned subsidiaries.

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

The following is a summary of cash, cash equivalents and restricted cash at March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$84,057	$76,677
Restricted cash – long-term	316	313
Cash, cash equivalents and restricted cash	$84,373	$76,990

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

Net Loss Per Common Share - Basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the reporting period. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive. For the three months ended March 31, 2024 and 2023, the Company’s potentially dilutive shares, which include outstanding common stock options, restricted stock units and warrants, have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

(in thousands)	March 31, 2024	March 31, 2023
Stock Options	5,421	3,324
Restricted Stock Units	305	325
Warrants	1,439	1,443
Total	7,165	5,092

Recently Issued Accounting Pronouncements – In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide improvements primarily related to the rate reconciliation and income taxes paid information included in income tax disclosures. The Company would be required to disclose additional information regarding reconciling items equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory tax rate. Similarly, the Company would be required to disclose income taxes paid (net of refunds received) equal to or greater than five percent of total income taxes paid (net of refunds received). The amendments in ASU 2023-09 are effective January 1, 2025, including interim periods. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company will evaluate the impact of ASU 2023-09 on its financial statements.

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

At March 31, 2024, the Company has two leases which have been capitalized in accordance with ASC 842, one for corporate office space and one for office equipment. The Company entered into a lease for corporate office space effective June 1, 2022. The lease has a term of 5 years 2 months, with an expiration date on July 30, 2027 and current annual rent of $0.6 million. The Company is also responsible for certain other costs, such as insurance, utilities and maintenance. During 2023, the Company spent $0.5 million in improvements at its corporate office space, which has been included in the value of the operating right-to-use asset.

The components of lease expense are as follows:

	Three months ended
(in thousands)	March 31, 2024	March 31, 2023
Operating lease expense	$173	$162
Finance lease cost
Amortization of right-to-use assets	$2	$1
Interest on lease liabilities	$1	$1
Total finance lease cost	$3	$2

Supplemental cash flow information related to leases are as follows:

Cash flow information:

	Three months ended
(in thousands)	March 31, 2024	March 31, 2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow use from operating leases	$153	$150
Operating cash flow use from finance leases	$3	$1
Financing cash flow use from finance leases	$2	$1

Non-cash activity:

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-
Finance Leases	$-	$-

Weighted average remaining lease terms are as follows at March 31, 2024:

Weighted average remaining lease term:
Operating leases	3.3 years
Finance Leases	2.8 years

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

Weighted average discount rates:
Operating leases	4.8%
Finance Leases	6.2%

Maturities of lease liabilities are as follows:

(in thousands) Year ending December 31,	Operating Leases	Finance Leases
2024 (excluding three months ended March 31, 2024)	466	8
2025	630	11
2026	643	11
2027	380	-
Total lease payments	$2,119	$30
Less imputed interest	(165)	(2)
Present value of lease liabilities	$1,954	$28

Note 4 – Other revenue

The Company has a grant from a government-sponsored entity for research and development related activities that provides payments for reimbursed costs, which included overhead and general and administrative costs, as well as an administrative fee. The Company recognizes revenue from grants as it performed services under this arrangement. Associated expenses are recognized when incurred as research and development expense. There was no other revenue recognized from this grant for the three months ended March 31, 2024 and 2023, respectively.

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

The Company’s contract liabilities are recorded within Other revenue deferred – current liability or Long-term license revenue deferred in its condensed consolidated balance sheets, depending on the short-term or long-term nature of the payments to be recognized. The Company’s contract liabilities primarily consist of advanced payments from licensees. Long-term license revenue deferred was $35.0 million at March 31, 2024 and March 31, 2023; this deferred revenue will be recognized upon European Union regulatory approval of Iomab B.

Note 5 - Equity

In August 2020, the Company entered into the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC, “JonesTrading”, pursuant to which the Company may sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of its common stock. On June 28, 2022, the Company entered into an Amended and Restated Capital on Demand™ Sales Agreement (the “A&R Sales Agreement”) with JonesTrading and B. Riley Securities, Inc. (“B. Riley”). The A&R Sales Agreement modifies the original Capital on Demand™ Sales Agreement to include B. Riley Securities as an additional sales agent thereunder. Shares of common stock are offered pursuant to a shelf registration statement on Form S-3 (File No. 333-242322) filed with the SEC on August 7, 2020 (the “Prior Shelf Registration Statement”). On August 11, 2023, the Company filed a new registration statement on Form S-3 (File No. 333-273911), which registration statement was amended on February 2, 2024, and declared effective on February 5, 2024, to replace the Prior Shelf Registration Statement, including a base prospectus which covers the offering, issuance and sale of up to $500 million of common stock, preferred stock, warrants, units and/or subscription rights; and a sales agreement prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of $200 million of common stock that may be issued and sold under the Amended Sales Agreement.

For the three months ended March 31, 2024, the Company sold 1.8 million shares of common stock, resulting in gross proceeds of $15.0 million and net proceeds of $14.7 million. For the three months ended March 31, 2023, the Company sold 0.1 million shares of common stock, resulting in gross proceeds and net proceeds of $0.8 million.

Stock Options

The following is a summary of stock option activity for the three months ended March 31, 2024:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2024	5,445	$6.80	8.70	$373
Granted	-	-
Exercised	(10)	7.39
Cancelled	(14)	5.76
Outstanding, March 31, 2024	5,421	6.80	8.49	12,545

Exercisable, March 31, 2024	1,797	9.84	7.32	3,144

During the three months ended March 31, 2024, the Company did not grant any stock options. The fair values of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at March 31, 2024 was $13.2 million related to unvested options, which is expected to be expensed over a weighted average of 3.2 years. During the three months ended March 31, 2024 and 2023, the Company recorded compensation expense related to stock options of $1.2 million and $0.8 million, respectively.

Restricted Stock Units

The following is a summary of restricted stock unit activity for the three months ended March 31, 2024:

(in thousands, except for per-share amount)	RSUs	Weighted Average Grant date Fair Value Per Share ($)
Outstanding, January 1, 2024	305	5.89
Granted	-	-
Vested	-	-
Outstanding, March 31, 2024	305	5.89

The RSUs vest at the earliest of a change of control event, the termination of the recipient’s continuous service status for any reason other than by the Company for cause and the third anniversary of the date of the grant. The fair value of the RSUs, $1.8 million, was determined based on the stock prices on the dates of the grants and is being recognized over three years. The unrecognized compensation expense at March 31, 2024 of $0.8 million is expected to be expensed over 1.4 years. During the three months ended March 31, 2024 and 2023, the Company recorded compensation expense related to RSUs of $0.1 million and $0.2 million, respectively.

Warrants

Following is a summary of warrant activity for the three months ended March 31, 2024:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2024	1,442	$16.42	0.34	$-
Granted	-	-
Expired	(3)	166.50
Outstanding, March 31, 2024	1,439	$16.08	0.09	$-

Exercisable, March 31, 2024	1,436	$15.58	0.08	$-

Note 6 - Subsequent Events

Since March 31, 2024, the Company sold 0.4 million shares of common stock under its A&R Capital on Demand Sales Agreement, resulting in net proceeds of $3.4 million.

On April 23, 2024, outstanding warrants to purchase up to 1.4 million shares of the Company’s common stock, with an exercise price of $15.00 per share, expired, according to their terms. Following the expiration of such warrants, the Company has less than thirteen thousand warrants outstanding.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENT NOTICE

This Quarterly Report on Form 10-Q contains certain forward-looking statements. For this purpose, any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Description of Business

Actinium Pharmaceuticals, Inc. (“Actinium” or the “Company”) develops targeted radiotherapies intended to meaningfully improve survival for patients with relapsed or refractory cancer who have failed existing therapies. Our vision is to build a specialty, hospital-focused, radiotherapeutics company that develops and markets medicines for patients who are treated primarily in large quaternary care hospitals and their catchment areas. We are deploying our technology platform, which we believe to be industry-leading, and intellectual property, with over 235 issued and pending patents worldwide, to develop ARCs, or Antibody Radiation Conjugates, and next-generation radiotherapies against validated cancer targets.

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

Iomab-B SIERRA trial data presentations include:

●	European Society for Blood and Marrow Transplantation (“EBMT”) Annual Meeting, 2023 and 2024

●	Oncology Nursing Society (“ONS”) 48th Annual Congress, April 2023

●	European Hematology Association (“EHA”) Hybrid Congress, 2023 and 2024

●	Society for Nuclear Medicine and Molecule Imaging (“SNMMI”) Annual Meeting, 2023 and 2024

●	European Association of Nuclear Medicine (“EANM”) 2023 Congress, September 2023

●	Society of Hematologic Oncology (“SOHO”) 2023 Annual Meeting, September 2023

●	65th Annual American Society of Hematology (“ASH”) Meeting & Exposition, December 2023

●	2023 and 2024 Tandem Meetings | Transplantation & Cellular Therapy Meetings of ASTCT and CIBMTR

We believe that the medical and scientific communities present at these events took note of the positive SIERRA clinical trial results and their potential positive impact in treating elderly r/r AML patients, the safety and tolerability of Iomab-B and the successful administration of Iomab-B infusions at various BMT centers, which was done without increasing radiation exposure risks to treating nursing staff. The SIERRA results were awarded the Henry N. Wagner, Jr., Abstract of the Year award at the 2023 SNMMI Annual Meeting, representing the top selection out of more than 1,500 abstracts accepted for presentation, which we believe highlights the recognition by the nuclear medicine community.

Iomab-B SIERRA trial data presented in an oral presentation at ASH in December 2023 detailed survival outcomes of patients with a TP53 mutation enrolled in the SIERRA trial, highlighting improved survival in patients who received Iomab-B. A total of 37 patients (24.2%) enrolled in the SIERRA trial had a TP53 mutation with 17 patients randomized to the Iomab-B arm and 20 patients randomized to the control arm of the study with 10 of these patients crossing over to receive Iomab-B. Median OS for TP53 negative patients receiving Iomab-B was 6.37 months and 5.72 months for TP53 positive patients. In the control arm (including crossover patients), the median OS for TP53 positive patients was 2.96 months. Iomab-B was shown to significantly improve outcomes in TP53 positive patients (initial randomization and crossover patients) with a median OS of 5.49 months versus 1.66 months in patients that did not receive Iomab-B (hazard ratio 0.23, p-value=0.0002). These results for patients with a TP53 mutation were also presented in an oral presentation at the EBMT 50th Annual Meeting in Glasgow, UK on April 17, 2024 and are expected to be presented in an oral presentation at EHA being held June 13 through June 16, 2024, in Madrid, Spain. At the 2024 Tandem Meetings held from February 21 through February 24, 2024, in San Antonio, Texas, five abstracts were accepted for two oral presentations and three poster presentations. Two posters detailed results and findings from the SIERRA trial of Iomab-B, including outcomes in patients with a TP53 mutation and dosimetry details and another poster for a Phase 1 study demonstrating safety and lymphodepletion from Iomab-ACT conditioning with CD19 CAR-T therapy. In an oral presentation, data from the SIERRA trial highlighted the outcomes and safety of Iomab-B in patients 65 years and older that were similar to what we presented for the overall SIERRA population, and the second oral presentation highlighted unprecedented BMT engraftment in patients receiving a therapeutic dose of Iomab-B, and demonstration of successful donor chimerism was presented. The data presented from the SIERRA trial highlight the opportunity for Iomab-B to provide better access and outcomes in these hard-to-treat sub-groups, including patients with a TP53 mutation and those 65 years of age and older.

We continue to advance our efforts to file our Biologics License Application (“BLA”) for Iomab-B to the FDA and support Immedica, our EUMENA commercial partner, with the MAA for Iomab-B with the European Medicines Agency (“EMA”). We conducted a successful meeting with the FDA where we received positive feedback regarding our Chemistry, Manufacturing and Controls (“CMC”) package for Iomab-B and have been assigned a BLA number. We have also submitted a meeting request with the FDA to continue to discuss the clinical and non-clinical sections of our BLA package prior to submitting our BLA filing and we continue to expect to hold this meeting in the second quarter of 2024. As part of the MAA filing process, Immedica has conducted meetings to review the SIERRA trial clinical and CMC data with its rapporteur and co-rapporteur, representatives of EU member states designated to lead the evaluation of an MAA application, and following those meetings Immedica is proceeding with its MAA filing for Iomab-B. Based on our current assumptions, we believe we may be able to receive regulatory approval for Iomab-B in 2025. We are committed to working to bring Iomab-B to patients globally, as there are a significant number of patients with r/r AML globally. Europe represents a large commercial market opportunity with approximately twice as many transplants performed compared to the United States. We also plan to seek approvals in Canada, Latin America and the Asia-Pacific region following U.S. or EU approval, either ourselves or in collaboration with potential future partners.

We are also working on a next-generation conditioning program, Iomab-ACT, for the rapidly growing cell and gene therapy market. We have a National Institutes of Health (“NIH”)-funded ongoing proof-of-concept study with Memorial Sloan Kettering Cancer Center (“MSKCC”) using single agent Iomab-ACT as conditioning in place of traditional fludarabine and cyclophosphamide (“Flu/Cy”) to achieve improved lymphodepletion prior to CD19 CAR-T treatment in patients with relapsed or refractory B-cell acute lymphoblastic leukemia (“ALL”) or diffuse large B-cell lymphoma (“DLBCL”). The consistent CD45 expression on select immune and hematopoietic cells leads to potent lymphodepletion and reduced cytokine release syndrome (“CRS”) and immune effector cell–associated neurotoxicity syndrome (“ICANS”) with a single dose administered in an outpatient setting. The NIH grant was recently extended to fund the ongoing clinical trial with MSKCC. In April 2024, we announced an Investigational New Drug (“IND”) application for a new clinical trial that will study Iomab-ACT as targeted conditioning prior to patients receiving an FDA approved commercial CAR-T therapy. This trial will be conducted at the University of Texas Southwestern and to our knowledge, is the first trial to evaluate a targeted radiotherapy conditioning regimen with a commercial CAR-T therapy.

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

CD33-expressing myeloid derived suppressor cells, (“MDSCs”), are present within the tumor microenvironment and exert immunosuppressive effects. In April 2023, we presented preclinical data at the Association for Cancer Research (“AACR”) Annual Meeting that depicted Actimab-A’s role in the tumor microenvironment to overcome immunosuppression driven by MDSCs. We believe that our findings show that Actimab-A has the potential to selectively deplete MDSCs in lung, colorectal and other cancers. Actimab-A also demonstrated statistically significant depletion of human MDSCs compared to Mylotarg®, a CD33-targeted antibody-drug conjugate (“ADC”) in colorectal cancer (p<0.01), highlighting the potent cytotoxicity and potential therapeutic benefit of radiotherapy compared to naked antibodies or ADCs. Actimab-A demonstrates the advantages of ARCs over ADCs by using the power of radiation, against which cells have no known resistance or repair mechanism. Radiation can cause double stranded breaks in DNA, which lead to cancer cell death. At the Society of Immunotherapy of Cancer (“SITC”) 38th Annual Meeting on November 4, 2023, data was presented highlighting Actimab-A’s unique ability to target and deplete MDSCs and restore T-cell proliferation and effector response. SPECT/CT imaging confirmed uptake of Actimab-A in a humanized non-small cell lung cancer model, indicating enrichment of CD33+ MDSCs in the tumor microenvironment. We believe that the data continues to support our objective to demonstrate the potential for Actimab-A to be a backbone therapy to broadly improve antitumor activity of immunotherapies and other targeted therapeutic modalities.

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

Our ARC product candidates are intended to combine the targeting ability of monoclonal antibodies (“mAb”) with the cell-killing ability of radioisotopes. Our ARC product candidates target antigens that are expressed on certain cancer cell types and are able to destroy cellular DNA and kill these cells with the energy that they emit. We are deploying our technology platform, which we believe to be industry-leading, and intellectual property, with over 235 issued patents and pending patent applications worldwide, to develop ARCs and next-generation targeted radiotherapies that we intend to be ideally suited for particular disease indications and patient populations. We are working on several preclinical programs that include novel approaches to validated cancer targets, as well as novel targets that show immense potential for radiotherapeutic approaches. We have several ongoing programs in solid tumors at the pre-clinical stage with investigational new drug (“IND”) enabling studies underway. Our research collaborations with large pharmaceutical and biotech companies such as Astellas Pharma Inc. (“Astellas”), AVEO Oncology/LG Chem (“LG Chem”), and EpicentRx, Inc. (“EpicentRx”) established our work with immunotherapies and in solid tumors in 2023 and years prior. Preclinical pharmacology studies with our targeted radiotherapeutics directed at validated cancer targets have shown strong improvement in tumor growth inhibition in various preclinical tumor models, prompting our efforts in multiple solid tumor programs.

Market Opportunity

Actinium aims to be a leader in the development of ARCs for hematologic malignancies or blood cancers with a late-stage, multi-asset pipeline focused on this potentially high-value market. Hematologic malignancies have an outsized share of oncology drug sales. Across all expected cancer incidences in 2024, only 11% are expected to be in hematologic indications with the other 89% being solid tumor indications. However, drugs for hematologic cancer indications account for 31% of the top fifty oncology drug sales and four of the top ten oncology drugs by revenue are for hematologic cancer indications. Actinium, if we are able to obtain eventual FDA approval, is uniquely positioned with two of only four targeted radiotherapies for hematologic malignancies, as approximately 90% of the clinical stage radiopharmaceutical industry pipeline is focused on solid tumors, with approximately 65% of these focused on four solid tumor targets.

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

In the U.S. and the five largest countries in Western Europe (France, Germany, Italy, Spain and the United Kingdom, which we refer to as “EU5”), we believe there is the potential market opportunity to address more than 85 thousand r/r AML patients, as shown above. Globally, the number of BMTs performed has doubled in the last 10 years, with an estimated ~70 thousand allogeneic BMTs performed annually. Europe represents 40% of BMTs, the largest share of any continent globally. Similar to the U.S., we believe the EUMENA market opportunity for Iomab-B has favorable commercial dynamics where the majority of the estimated 7,200 BMTs performed in AML patients (approximately twice the number of BMTs performed in the U.S.) are concentrated in major centers that treat the majority of patients in each country and region.

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

Our strategic priorities are to:

●	Establish Iomab-B as the standard of care to improve BMT access and survival outcomes in r/r AML patients who are currently not considered transplantable in routine clinical practice

●	Advance Actimab-A in combinations as a backbone therapy for r/r AML

●	Expand the Iomab-B label and potential revenue stream via life cycle management

●	Further expand our conditioning franchise by developing Iomab-ACT for cell and gene therapies

●	Leverage our R&D capabilities and technological prowess to advance our solid tumor directed ARC programs and partnerships

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

SIERRA: A Novel, Pivotal Phase 3 Study of Iomab-B in r/r AML

The pivotal Phase 3 SIERRA trial was a 153-patient, randomized, multi-center, controlled trial of Iomab-B in patients aged 55 and above with active r/r AML, who were heavily pre-treated and had high-risk characteristics. Patients enrolled had blast counts of 5% or greater in the marrow or circulating blasts suggestive of active AML. In this study, Iomab-B was compared to the control arm that allowed physician’s choice of over 20 available agents, including chemotherapies and/or targeted therapies such as venetoclax (BCL-2 inhibitor), FLT3 inhibitors, IDH inhibitors and Mylotarg®, reflecting current best-treatment practices attempting to get patients to CR. The control arm included recently approved AML therapies that were added to the SIERRA protocol as they became available. The crossover arm was designed in SIERRA for an equipoise that offered Iomab-B to patients failing to achieve a CR on the control arm with an intent to rescue them by taking them to transplant. Of note, SIERRA had highly restrictive optionality for post-transplant maintenance. Patients with active, r/r AML are not considered eligible for BMT with current approaches and the SIERRA trial was the only randomized Phase 3 trial to offer BMT as a treatment option for this patient population. These patients would not be offered BMT in standard practice and therefore have dismal survival outcomes of two to three months. The primary endpoint of the SIERRA trial was dCR of 6-months and the secondary endpoints are OS and Event-Free Survival (“EFS”). The comparison of OS in subjects randomized to the control arm who crossed over to receive Iomab-B versus all others in the control group was an exploratory efficacy endpoint.

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

Iomab-B – New Paradigm to Upend BMT Access and Improve r/r AML Outcomes

At the 2024 Tandem Meetings, Iomab-B SIERRA trial data in an oral presentation detailed survival outcomes of patients with a TP53 mutation enrolled in the SIERRA trial, highlighting improved survival in patients who received Iomab-B. A total of 37 patients (24.2%) enrolled on the SIERRA trial had a TP53 mutation with 17 patients randomized to the Iomab-B arm and 20 patients randomized to the control arm of the study. Median OS for TP53 negative patients receiving Iomab-B was 6.37 months and 5.72 months for TP53 positive patients. In the control arm (including crossover patients), the median OS for TP53 positive patients was 2.96 months. Iomab-B was shown to significantly improve outcomes in TP53 positive patients (initial randomization and crossover patients) with a median OS of 5.49 months versus 1.66 months in patients that did not receive Iomab-B (hazard ratio 0.23, p-value=0.0002). These results for patients with a TP53 mutation were also highlighted in an oral presentation at the EBMT 50th Annual Meeting in Glasgow, UK on April 17, 2024. In a second oral presentation, data from the SIERRA trial highlighted the outcomes and safety of Iomab-B in patients 65 years and older that were similar to what we presented for the overall SIERRA population. The data presented from the SIERRA trial highlight the opportunity for Iomab-B to provide better access and outcomes in these hard-to-treat sub-groups, including patients with a TP53 mutation and those 65 years of age and older.

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

We plan to commercialize Iomab-B in the U.S. The commercial opportunity is supported by favorable dynamics, summarized by the “Three Ps and Two Cs” as noted below.

●	Patients: With its promising profile, Iomab-B provides the opportunity for unprecedented BMT access and better outcomes for patients, with favorable safety and tolerability

●	Physicians: Our goal is to help physicians make BMT an option for a vast majority of r/r AML patients who currently are unable to access transplant without disruption to current practice. Patients are able to return to their referring physicians for post-BMT follow-up, and long-term care

●	Payers: Iomab-B potentially unlocks value through getting patients safely to effective, potentially curative transplants, with improved outcomes and a manageable safety and tolerability profile.

●	Competition: While there have been multiple new product approvals in AML over the last several years, they primarily focus on addressing genetic mutations, with limited competition in conditioning to increase access to BMT. We do not see direct or indirect visible competition for Iomab-B in the 5-to-10-year horizon to impair the commercial success of Iomab-B.

●	Concentrated Call Points: The commercialization for Iomab-B will benefit from a concentrated market. The top 50 centers perform 75% of BMTs and tend to be concentrated in metropolitan areas. These factors allow for commercialization delivered by a focused 35–50-person commercial organization.

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

We are exploring the broader opportunity with our Actimab-A program and the potential use of Actimab-A in solid tumor indications through our R&D efforts. CD33-expressing MDSCs are present within the tumor microenvironment and exert immunosuppressive effects, and we believe that Actimab-A can play an important role in the tumor microenvironment by depleting MDSCs in a targeted manner. In April 2023, we presented data at the AACR Annual Meeting that we believe support the potential role of Actimab-A to overcome immunosuppression by MDSCs in the tumor microenvironment. We believe our preclinical findings show promise with regard to Actimab-A’s ability to selectively deplete CD33-expressing MDSCs in both lung, colorectal, and other cancers, which we intend to explore further via clinical development. Actimab-A also demonstrated statistically significant depletion of human MDSCs compared to Mylotarg®, a CD33-targeted ADC in colorectal cancer (p<0.01), highlighting the powerful cytotoxicity and potential therapeutic benefit of radiotherapy compared to naked antibodies or ADCs. Actimab-A demonstrates the advantages of ARCs over ADCs by utilizing the power of radiation, against which cells have no known resistance or repair mechanism. Radiation can cause double stranded breaks in DNA which lead to cancer cell death. MDSCs are ubiquitous across multiple cancer indications and with the substantial number of immunotherapies in development or currently in clinical use, we believe our data may support the potential for Actimab-A, if ultimately approved for commercialization for such indication, to be a backbone therapy that could broadly improve antitumor activity of immunotherapies such as checkpoint inhibitors and T and NK cell therapies and other therapeutic modalities in multiple solid tumor indications. Additional preclinical data evaluating Actimab-A for the targeting of MDSCs was presented at the SITC 38th Annual Meeting on November 4, 2023, highlighting Actimab-A’s ability to target and deplete MDSCs and restore T cell proliferation and effector response. SPECT/CT imaging confirmed uptake of Actimab-A in a humanized non-small cell lung cancer model, indicating enrichment of CD33+ MDSCs in the tumor microenvironment. SPECT/CT imaging confirmed uptake of Actimab-A in a humanized non-small cell lung cancer model, indicating enrichment of CD33+ MDSCs in the tumor microenvironment.

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

In April 2024, we announced an Investigational New Drug (“IND”) application for a new clinical trial that will study Iomab-ACT as targeted conditioning prior to patients receiving an FDA approved commercial CAR-T therapy. To our knowledge this will be the first trial to study a targeted radiotherapy conditioning agent with a commercial CAR-T therapy. Currently, there are six CAR-T therapies approved to treat patients with leukemias, lymphomas and multiple myeloma that had combined annual sales of over $3.5 billion in 2023. Given the robust clinical data that exists with commercial CAR-T therapies, we believe this trial may demonstrate Iomab-ACT’s potential to improve outcomes over current chemotherapy conditioning regiments we are seeking to replace. We believe an opportunity exists for Iomab-ACT to potentially generate significant revenue, if it can provide one or more clinical benefits related to lower CRS, less neurotoxicity, longer duration of response or a higher overall success rate of cellular therapy due to benefits of targeted conditioning.

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

We currently believe that Actinium’s ARCs are less likely than small molecules to face pricing pressure and negotiation from IRA, given that small molecules are at risk for pricing negotiations seven years after approval compared to eleven years for biologics with negotiated prices taking effect two years after selection. Further, a drug or biological product that has an orphan drug designation, which Iomab-B and Actimab-A both have, for only one rare disease or condition will be excluded from the IRA’s price negotiations requirements  until such time the biological products has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. In addition, regulatory barriers for a generic ARC are much higher than for small molecule radioligands such as those under development or approved, namely, Pluvicto®, Lutathera®, and Xofigo®. While generic versions of certain radiopharmaceuticals utilizing peptides, which are considered small molecules, have been submitted to the FDA via the ANDA pathway, ARCs fall under biologics. For this reason, only the biosimilar approach pertains to ARCs filed under 351(k) BLA pathway. The regulatory pathway for biosimilar is much more comprehensive than the pathway for generics, and it has not been proven that biosimilars are interchangeable with the innovator’s ARCs. In addition, we are not aware of any regulations that would require us to provide Iomab-B or Actimab-A, including their respective mAbs, apamistamab and lintuzumab, to any third party or potential competitor.

We seek to expand our capabilities and technologies across therapeutic modalities, linker technologies and in vivo cancer models, and build visibility through presentations at key conferences and publications in journals of high impact. Our R&D efforts are centered on the advancement of our key ARC programs with a robust “fast-to-clinic” approach. Underpinning our development programs is our expanded patent portfolio of over 235 issued patents and pending patent applications worldwide.

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

As of April 2024, our patent portfolio is comprised of over 235 issued patents and pending patent applications worldwide, which we believe constitutes a valuable business asset. Our IP includes 47 patent families, including key patents that relate primarily to our radiotherapeutic candidates. Our patent portfolio includes 16 issued patents and 53 pending patent applications in the U.S., and 170 that are issued or pending internationally. The effective lives of the issued patents in our portfolio, or patents that may issue from the pending applications in our portfolio, ranges from expirations between 2024 and 2044.

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

Results of Operations – Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Three Months Ended March 31,
(in thousands)	2024	2023

Revenue:
Revenue	$-	$-
Other revenue	-	-
Total revenue	-	-

Operating expenses:
Research and development, net of reimbursements	6,635	7,849
General and administrative	2,962	3,735
Total operating expenses	9,597	11,584

Other income:
Interest income – net	927	547
Total other income	927	547

Net loss	$(8,670)	$(11,037)

Revenue

We recorded no commercial revenue for the three months ended March 31, 2024 and March 31, 2023.

Other revenue

The National Institutes of Health awarded us a Small Business Technology Transfer cost reimbursable grant to support a clinical collaboration with Memorial Sloan Kettering Cancer Center, or MSK, to study Iomab-ACT, our CD45-targeting Antibody Radio-Conjugate, for targeted conditioning to achieve lymphodepletion prior to administration of a CD19-targeted CAR T-cell therapy developed at MSK. There was no other revenue recognized from a grant from a government-sponsored entity for the three months ended March 31, 2024 and 2023, respectively.

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

Our contract liabilities are recorded within Other revenue deferred – current liability or Long-term license revenue deferred in our condensed consolidated balance sheets depending on the short-term or long-term nature of the payments to be recognized. Our contract liabilities primarily consist of advanced payments from licensees. There was no Other revenue deferred-current liability at March 31, 2024 and December 31, 2023. Long-term license revenue deferred was $35.0 million at March 31, 2024 and December 31, 2023, resulting from the receipt from Immedica; this deferred revenue will be recognized upon European Union regulatory approval of Iomab-B.

Research and Development Expense, net of reimbursements

Research and development expenses of $6.6 million for the three months ended March 31, 2024 decreased $1.2 million from $7.8 million for the three months ended March 31, 2023. CMC expenses declined $1.3 million and clinical expenses declined $0.6 million due to lower CMC activity related to the planned BLA and MAA-enabling work for Iomab-B, as well as lower clinical trial activity. These declines were partially offset by increased preclinical expenses of $0.4 million, compensation expense of $0.2 million due to higher headcount, and non-cash stock compensation expense of $0.1 million.

General and administrative expense

General and administrative expenses of $3.0 million for the three months ended March 31, 2024 decreased by $0.7 million from $3.7 million for the three months ended March 31, 2023. Lower expenses were primarily the result of lower consulting fees and legal fees of $1.0 million, partially offset by higher non-cash stock compensation expense of $0.3 million.

Other income

Other income is comprised of net interest income in both reporting periods. The amount for the three months ended March 31, 2024 of $0.9 million increased from $0.5 million for the three months ended March 31, 2023 primarily due to higher average interest rates.

Net loss

Net loss of $8.7 million for the three months ended March 31, 2024 decreased by $2.3 million from $11.0 million for the three months ended March 31, 2023 primarily due to lower research and development expenses, lower general and administrative expenses and a higher level of other income.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through sales of shares of our stock. The following table sets forth selected cash flow information for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2024	2023

Cash used in operating activities	$(7,374)	$(15,077)
Cash used in investing activities	(11)	(76)
Cash provided by financing activities	14,768	770

Net change in cash, cash equivalents and restricted cash	$7,383	$(14,383)

Net cash used in operating activities for the three months ended March 31, 2024 of $7.4 million decreased by $7.7 million from $15.1 million in the prior-year period, primarily as a result of a lower net loss of $2.3 million, and compared to the prior-year period, an increase in accounts payable and accrued expenses of $2.3 million and a reduction in prepaid expenses of $2.3 million.

Net cash used in investing activities was $11 thousand and $76 thousand for the three months ended March 31, 2024 and 2023, respectively, due to the purchase of equipment.

Net cash provided by financing activities for the three months ended March 31, 2024 was $14.8 million, primarily from the sale of common stock. Net cash provided by financing activities for the three months ended March 31, 2023 was $0.8 million, primarily from the sale of common stock.

In August 2020, we entered into the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we are able to sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of our common stock. On June 28, 2022, we entered into an Amendment and Restated Capital on Demand™ Sales Agreement, or the Amended Sales Agreement, with JonesTrading and B. Riley Securities, Inc. The Amended Sales Agreement modifies the original Capital on Demand™ Sales Agreement to include B. Riley as an additional sales agent thereunder. Shares of common stock are offered pursuant to a shelf registration statement on Form S-3 (File No. 333-273911), which was declared effective February 5, 2024, including a base prospectus covering the offering, issuance and sale of up to $500 million of common stock, preferred stock, warrants, units and/or subscription rights; and a sales agreement prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of $200 million of common stock that may be issued and sold under the Amended Sales Agreement. For the three months ended March 31, 2024, we sold 1.8 million shares of common stock, resulting in gross proceeds of $15.0 million and net proceeds of $14.7 million. For the three months ended March 31, 2023, we sold 0.1 million shares of common stock, resulting in gross proceeds and net proceeds of $0.8 million.

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

Our significant accounting policies are described in detail in the notes to our consolidated financial statements appearing in our Annual Report filed on Form 10-K for the year ended December 31, 2023.

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

Grant Revenue

We have a grant from a government-sponsored entity for research and development related activities that provided for payments for reimbursed costs, which included overhead and general and administrative costs as well as an administrative fee. We recognize revenue from the grant as we performed services under this arrangement. Associated expenses were recognized when incurred as research and development expense. Revenue and related expenses are presented gross in the consolidated statements of operations.

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

Subsequent Events

Since March 31, 2024, we sold 0.4 million shares of common stock under our A&R Sales Agreement, resulting in net proceeds of $3.4 million.

On April 23, 2024, outstanding warrants to purchase up to 1.4 million shares of our common stock with an exercise price of $15.00 per share, expired according to their terms. Following the expiration of such warrants, we have less than thirteen thousand warrants outstanding.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not currently exposed to significant market risk related to changes in interest rates. As of March 31, 2024, our cash equivalents consisted primarily of short-term money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the three months ended March 31, 2024 and 2023.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of March 31, 2024, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our system of internal controls over financial reporting during the period covered by this report that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In analyzing our company, you should consider carefully the following risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q. Factors that could cause or contribute to differences in our actual results include those discussed in the following subsection, as well as those discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Annual Report filed on Form 10-K for the year ended December 31, 2023. Each of the following risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our company. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

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

We are not profitable and have incurred losses in each period since our inception. As of March 31, 2024 and December 31, 2023, we had an accumulated deficit of $346.3 million and $337.6 million, respectively. We reported a net loss of $8.7 million and $11.0 million for the three months ended March 31, 2024 and 2023, respectively. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, which would have an adverse effect on our business prospects, financial condition and results of operation.

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

Our business could be adversely affected by the effects of future health epidemics.

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

The protection against generic competition for our biologic drug candidates and reimbursement by CMS may be subject to future change

We are not aware of any existing or pending regulations or legislation that pertains to generic radiopharmaceutical products such as our ARC targeted radiotherapy product candidates. Our ARC product candidates are regulated by the FDA as biologic products and we intend to seek approval for these products pursuant to the BLA pathway. The Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated pathway for the approval of biosimilar and interchangeable biologic products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA and in Europe a biosimilar product cannot be approved until 10 years after the original branded product was approved. The law is complex and as a result, its ultimate impact, implementation, and meaning are subject to uncertainty. Even if a biosimilar gets approved for one of the antibodies that we use, the final constructs of our drug candidates consist of an antibody, radioisotope and in some cases a linker and we are not aware of any regulations that would require us to provide the final constructs or components to third parties or potential competitors. Therefore, based on the current regulations, we do not believe that the final drug product of our candidates can be subject to competition from a biosimilar as outlined in BPCIA for at least 12 years in the U.S. and 10 years in the EU. We are aware that generic versions of certain radiopharmaceuticals utilizing peptides have been submitted to the FDA via the Abbreviated New Drug Application (“ANDA”) pathway, however, those products are not covered under the BPCIA and therefore that generic pathway is not applicable to Iomab-B or Actimab-A. We expect this would also apply to other biologic drug candidates we may seek to develop in the future based on the current provisions of the BPCIA. Additionally, the Inflation Reduction Act (“IRA”) that was enacted in August 2022, states that reimbursement by the Centers for Medicare & Medicaid Services (“CMS”) for high-expenditure single-source biologic drugs, which we expect Iomab-B and Actimab-A to be, can only be negotiated after at least 11 years following approval compared to 7 years for non-biologic drugs with negotiated prices taking effect two years after selection. Therefore, we currently believe that Actinium’s ARCs are less likely than small molecules to face pricing pressure and negotiation from IRA. Further, a drug or biological product that has an orphan drug designation, which Iomab-B and Actimab-A both have, for only one rare disease or condition will be excluded from the IRA’s price negotiations requirements  until such time the biological products has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation.. In August 2023, 10 initial drugs were identified with negotiated prices expected to take effect starting in 2026. In 2027 and 2028, it is expected that CMS will establish negotiated prices for 15 additional drugs in each respective year. We do not believe there is a high likelihood that Iomab-B or Actimab-A would be identified by CMS for negotiated pricing under IRA but there is potential that IRA and other additional state and federal healthcare reform measures will be adopted in the future and the implementation of cost-containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or successfully commercialize our product candidates.

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

ACTINIUM PHARMACEUTICALS, INC.

Date: April 26, 2024	By:	/s/ Sandesh Seth
Sandesh Seth
Chairman and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Steve O’Loughlin
Steve O’Loughlin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)