Form 10-Q
period 2024-06-30
Actinium Pharmaceuticals, Inc.
filed 2024-08-05
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 2, 2024: 31,154,376

Actinium Pharmaceuticals, Inc.

Table of Contents

i

PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by Actinium Pharmaceuticals, Inc., or the Company, and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2024 and December 31, 2023, and the results of operations and cash flows for the three months and six months ended June 30, 2024 and 2023, respectively, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2023 in the Company’s Annual Report on Form 10-K. The results of operations for the three months and six months ended June 30, 2024 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$86,037	$76,677
Prepaid expenses and other current assets	1,031	1,586
Total Current Assets	87,068	78,263

Property and equipment, net of accumulated depreciation of $794 and $694	460	550
Restricted cash – long term	318	313
Operating leases right-of-use assets	1,990	2,289
Finance leases right-of-use assets	25	30
Total Assets	$89,861	$81,445

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$9,177	$7,953
Operating leases current liability	540	530
Finance leases current liability	11	11
Total Current Liabilities	9,728	8,494

Long-term license revenue deferred	35,000	35,000
Long-term operating lease obligations	1,284	1,553
Long-term finance lease obligations	14	19
Total Liabilities	46,026	45,066

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 30,550,602 and 27,634,213 shares issued and outstanding, respectively	31	28
Additional paid-in capital	401,410	373,934
Accumulated deficit	(357,606)	(337,583)
Total Stockholders’ Equity	43,835	36,379

Total Liabilities and Stockholders’ Equity	$89,861	$81,445

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Revenue	$-	$-	$-	$-
Other revenue	-	-	-	-
Total revenue	-	-	-	*

Operating expenses:
Research and development, net of reimbursements	8,825	11,081	15,460	18,930
General and administrative	3,593	4,561	6,555	8,296
Total operating expenses	12,418	15,642	22,015	27,226

Loss from operations	(12,418)	(15,642)	(22,015)	(27,226)

Other income:
Interest income - net	1,065	461	1,992	1,008
Total other income	1,065	461	1,992	1,008

Net loss	$(11,353)	$(15,181)	$(20,023)	$(26,218)

Net loss per common share – basic and diluted	$(0.38)	$(0.58)	$(0.69)	$(1.01)
Weighted average common shares outstanding – basic and diluted	30,103,063	26,217,910	28,994,775	25,958,706

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Period from January 1, 2024 to June 30, 2024

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2024	27,634,213	$28	$373,934	$(337,583)	$36,379

Stock-based compensation	-	-	1,378	-	1,378
Sale of common stock, net of offering costs	1,752,050	1	14,694	-	14,695
Issuance of common stock from exercise of stock options	10,148	-	75	-	75
Net loss	-	-	-	(8,670)	(8,670)
Balance, March 31, 2024	29,396,411	$29	$390,081	$(346,253)	$43,857

Stock-based compensation	-	-	1,374	-	1,374
Sale of common stock, net of offering costs	1,154,191	2	9,955	-	9,957
Net loss	-	-	-	(11,353)	(11,353)
Balance, June 30, 2024	30,550,602	$31	$401,410	$(357,606)	$43,835

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

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

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows Used In Operating Activities:
Net loss	$(20,023)	$(26,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,752	1,994
Depreciation & amortization expenses	405	391
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	555	(2,625)
Accounts payable and accrued expenses	1,224	(1,493)
Operating lease right-of-use assets	-	(527)
Operating lease liabilities	(259)	(242)
Net Cash Used In Operating Activities	(15,346)	(28,720)

Cash Flows Used In Investing Activities:
Purchase of property and equipment	(11)	(123)
Net Cash Used In Investing Activities	(11)	(123)

Cash Flows Provided By Financing Activities:
Payments on finance leases	(5)	(2)
Sales of shares of common stock, net of costs	24,652	10,558
Proceeds from the exercise of stock options	75	262
Net Cash Provided By Financing Activities	24,722	10,818

Net change in cash, cash equivalents, and restricted cash	9,365	(18,025)
Cash, cash equivalents, and restricted cash at beginning of period	76,990	109,608
Cash, cash equivalents, and restricted cash at end of period	$86,355	$91,583

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

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

Principles of Consolidation - The basis of consolidation is unchanged from the disclosure in the Company’s Notes to the Consolidated Financial Statements section in its Annual Report on Form 10-K for the year ended December 31, 2023. The unaudited condensed consolidated financial statements include the Company’s accounts and those of the Company’s wholly owned subsidiaries.

Use of Estimates - The preparation of these unaudited interim condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the unaudited interim condensed consolidated financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash - The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. The Company holds most of its cash equivalents in a money market account comprised of US Treasury notes. Balances held by the Company are typically in excess of Federal Deposit Insurance Corporation insured limits.

The following is a summary of cash, cash equivalents and restricted cash at June 30, 2024 and December 31, 2023:

(in thousands)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$86,037	$76,677
Restricted cash – long-term	318	313
Cash, cash equivalents and restricted cash	$86,355	$76,990

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

Net Loss Per Common Share - Basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the reporting period. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive. For the three and six months ended June 30, 2024 and 2023, the Company’s potentially dilutive shares, which include outstanding common stock options, restricted stock units and warrants, have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

(in thousands)	June 30, 2024	June 30, 2023
Stock Options	5,420	3,418
Restricted Stock Units	305	330
Warrants	9	1,445
Total	5,734	5,193

Recently Issued Accounting Pronouncements – In December 2023, The Financial Accounting Standards Board, “FASB” issued Accounting Standards Update “ASU” 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide improvements primarily related to the rate reconciliation and income taxes paid information included in income tax disclosures. The Company would be required to disclose additional information regarding reconciling items equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory tax rate. Similarly, the Company would be required to disclose income taxes paid (net of refunds received) equal to or greater than five percent of total income taxes paid (net of refunds received). The amendments in ASU 2023-09 are effective January 1, 2025, including interim periods. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company will evaluate the impact of ASU 2023-09 on its financial statements.

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which provides improvements to reportable segment disclosure requirements, primarily through enhanced disclosures around segment expenses. ASU 2023-07 requires the Company to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. ASU 2023-07 also requires that the Company disclose an amount for other segment items by reportable segment, a description of their composition and provide all annual disclosures about a reportable segment’s profit or loss and assets pursuant to Topic 280 during interim periods. The Company must also disclose the CODM’s title and position, as well as certain information around the measures used by the CODM and an explanation of how the CODM uses the reported measures in assessing segment performance and deciding how to allocate resources. For public entities with a single reportable segment, the entity must provide all the disclosures required pursuant to ASU 2023-07 and all existing segment disclosures under Topic 280. The amendments of ASU 2023-07 are effective for the Company for annual periods beginning January 1, 2024, and effective for interim periods beginning January 1, 2025. The Company will adopt this standard, effective January 1, 2024, and report on it in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The Company will update all required disclosures pursuant to ASU 2023-07 at that time.

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

At June 30, 2024, the Company has two leases which have been capitalized in accordance with ASC 842, one for corporate office space and one for office equipment. The Company entered into a lease for corporate office space effective June 1, 2022. The lease has a term of 5 years 2 months, with an expiration date of July 30, 2027 and current annual rent of $0.6 million. The Company is also responsible for certain other costs, such as insurance, utilities and maintenance. During 2023, the Company spent $0.5 million in improvements at its corporate office space, which has been included in the value of the operating right-to-use asset.

The components of lease expense are as follows:

	Three months ended		Six months ended
(in thousands)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Operating lease expense	$173	$183	$346	$345

Finance lease cost
Amortization of right-to-use assets	$3	$1	$5	$2
Interest on lease liabilities	$-	$-	$1	$1
Total finance lease cost	$3	$1	$6	$3

Supplemental cash flow information related to leases are as follows:

Cash flow information:

	Six months ended
(in thousands)	June 30, 2024	June 30, 2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow use from operating leases	$306	$300
Operating cash flow use from finance leases	$5	$2
Financing cash flow use from finance leases	$5	$2

Non-cash activity:

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-
Finance Leases	$-	$-

Weighted average remaining lease terms are as follows at June 30, 2024:

Weighted average remaining lease term:
Operating leases	3.1 years
Finance Leases	2.5 years

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

Weighted average discount rates:
Operating leases	4.8%
Finance Leases	6.2%

Maturities of lease liabilities are as follows:

(in thousands) Year ending December 31,	Operating Leases	Finance Leases
2024 (excluding six months ended June 30, 2024)	312	5
2025	630	11
2026	643	11
2027	380	-
Total lease payments	$1,965	$27
Less imputed interest	(141)	(2)
Present value of lease liabilities	$1,824	$25

Note 4 – Other revenue

The Company has a grant from a government-sponsored entity for research and development related activities that provides payments for reimbursed costs, which included overhead and general and administrative costs, as well as an administrative fee. The Company recognizes revenue from grants as it performed services under this arrangement. Associated expenses are recognized when incurred as research and development expense. There was no grant revenue recognized for the six months ended June 30, 2024 and 2023, respectively.

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

The Company’s contract liabilities are recorded within Other revenue deferred – current liability or Long-term license revenue deferred in its condensed consolidated balance sheets, depending on the short-term or long-term nature of the payments to be recognized. The Company’s contract liabilities primarily consist of advanced payments from licensees. Long-term license revenue deferred was $35.0 million at June 30, 2024 and December 31, 2023; this deferred revenue will be recognized upon European Union regulatory approval of Iomab B.

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

For the six months ended June 30, 2024, the Company sold 2.9 million shares of common stock, resulting in gross proceeds of $25.2 million and net proceeds of $24.7 million. For the six months ended June 30, 2023, the Company sold 1.3 million shares of common stock, resulting in gross proceeds of $10.9 million and net proceeds of $10.6 million.

Stock Options

The following is a summary of stock option activity for the six months ended June 30, 2024:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2024	5,445	$6.80	8.70	$373
Granted	1	8.15
Exercised	(10)	7.39
Cancelled	(16)	5.70
Outstanding, June 30, 2024	5,420	6.80	8.24	10,461

Exercisable, June 30, 2024	2,121	9.22	7.28	3,169

During the six months ended June 30, 2024, the Company granted one thousand stock options. The fair values of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at June 30, 2024 was $11.9 million related to unvested options, which is expected to be expensed over a weighted average of 3.0 years. During the six months ended June 30, 2024 and 2023, the Company recorded compensation expense related to stock options of $2.4 million and $1.7 million, respectively.

Restricted Stock Units

The following is a summary of restricted stock unit (“RSU”) activity for the six months ended June 30, 2024:

(in thousands, except for per-share amount)	RSUs	Weighted Average Grant date Fair Value Per Share ($)
Outstanding, January 1, 2024	305	5.89
Granted	-	-
Vested	-	-
Outstanding, June 30, 2024	305	5.89

The RSUs vest at the earliest of a change of control event, the termination of the recipient’s continuous service status for any reason other than by the Company for cause and the third anniversary of the date of the grant. The fair value of the RSUs, $1.8 million, was determined based on the stock prices on the dates of the grants and is being recognized over three years. The unrecognized compensation expense at June 30, 2024 of $0.7 million is expected to be expensed over 1.2 years. During the six months ended June 30, 2024 and 2023, the Company recorded compensation expense related to RSUs of $0.3 million and $0.3 million, respectively.

Warrants

Following is a summary of warrant activity for the six months ended June 30, 2024:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2024	1,442	$16.42	0.34	$-
Granted	-	-
Expired	(1,433)	166.50
Outstanding, June 30, 2024	9	$61.46	3.74	$-

Exercisable, June 30, 2024	9	$65.52	3.34	$-

Note 6 - Subsequent Event

Since June 30, 2024, the Company has sold 0.6 million shares of common stock under its A&R Capital on Demand Sales Agreement, resulting in net proceeds of $4.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENT NOTICE

This Quarterly Report on Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission contains or may contain certain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. For this purpose, any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Description of Business

Actinium Pharmaceuticals, Inc. (“Actinium”, the “Company”, or ”we”) develops Antibody Radiation Conjugates (“ARCs”) and targeted radiotherapies intended to meaningfully improve outcomes for patients with relapsed or refractory cancer who have failed existing therapies. We are deploying our technology platform, which we believe to be industry-leading, and intellectual property with over 235 issued and pending patents worldwide, to develop ARCs and next-generation radiotherapies against validated cancer targets.

Our Strategy

Actinium’s strategy is to build an integrated, specialty radiotherapeutics company using the power of our platform to deliver new treatment options for patient populations living with high unmet medical needs in hematology and oncology. We believe our focus on relapsed or refractory disease in cancer indications with high unmet medical need, with limited or no competition, and where the primary delivery of care occurs in large comprehensive cancer care centers, is the appropriate strategy for our company. Radiotherapeutics leverage the cell-killing power of linear energy transfer, which we believe is unmatched by other technologies and we also believe that relapsed or refractory disease is an area where radiotherapeutics can succeed over other approaches. Our proven experience conducting multiple, late-stage clinical trials provides an advantage operating a radiotherapy company where barriers related to their utilization and supply chain are higher than those for other types of medicines due to the personalized, just-in-time nature of radiotherapies. We have accumulated extensive experience coordinating the manufacturing and clinical supply chain of radiotherapeutics resulting in the treatment of hundreds of patients across diverse treatment settings including the largest comprehensive cancer centers in North America that we intend to leverage in our ongoing and future development efforts. The potential of our approach is demonstrated by our product pipeline strategy, as well as the operating model that we are building for our ARC candidates.

Our Product Candidate Pipeline

We are developing our lead product candidates, Iomab-B and Actimab-A, to potentially improve outcomes for patients with relapsed or refractory acute myeloid leukemia (“r/r AML”) to address the significant unmet need for better outcomes from treatment with therapeutics or from undergoing a bone marrow transplant (“BMT”).

Our Next Generation ARC Pipeline

Iomab-B is being developed as a targeted radiotherapy induction (disease control) and conditioning agent, comprised of the anti-CD45 monoclonal antibody apamistamab and the Iodine-131 (“I-131”) radioisotope payload, intended to enable patient access to BMT, the only potentially curative treatment option for patients with r/r AML. Iomab-B has been studied in over 400 patients and is supported by data in six blood cancer indications, including a randomized Phase 3 trial in patients with r/r AML.

Actimab-A is being developed as a targeted radiotherapeutic directed against CD33, a target expressed ubiquitously in patients with AML that uses the Actinium-225 (“Ac-225”) isotope payload. We are attempting to leverage the mutation-agnostic ability of Ac-225 to establish Actimab-A as a backbone therapy in AML, an extremely heterogenous and radiosensitive disease, as a single agent or in combinations with chemotherapy, targeted agents, cellular therapy and immunotherapy. Actimab-A has been studied in over 150 patients and is being developed in collaboration with the National Cancer Institute (“NCI”) under a Cooperative Research and Development Agreement (“CRADA”).

Iomab-ACT is our next-generation CD45 targeted conditioning agent being developed for cell and gene therapies for both malignant and non-malignant hematologic indications. We are developing Iomab-ACT with the goal of improving patient access and outcomes for potentially curative cell and gene therapies. Iomab-ACT is currently being studied in three clinical trials, including with a commercial CAR-T therapy, prior to allogeneic BMT for patients with sickle cell disease, which is intended to inform a trial design with gene therapy for sickle cell disease, and with a novel CD19 CAR-T therapy.

We have active R&D efforts leveraging our in-house preclinical and translational capabilities and are primarily focused on advancing several preclinical programs for solid tumor indications.

Iomab-B

Iomab-B is being developed as a targeted radiotherapy that we believe can provide both induction and conditioning in one agent. Iomab-B was evaluated in the randomized Study of Iomab-B in Elderly Relapsed and Refractory AML (“SIERRA”) trial and met the primary endpoint of durable Complete Remission (“dCR”) with a high degree of statistical significance (p<0.0001). We believe the results from this trial demonstrated the feasibility of access to a BMT and improved outcomes in unfit patients who are currently not considered transplantable in routine clinical practice. We had been proceeding with our plan to file a Biologics License Application (“BLA”) with the intent to establish Iomab-B as a potential new standard of care for BMT conditioning if we are able to obtain U.S. Food and Drug Administration (“FDA”) approval.

Iomab-B Regulatory Update on Planned BLA Filing and Future Development

Actinium has now concluded both its clinical and Chemistry, Manufacturing and Controls (“CMC”) interactions with the FDA regarding the BLA pathway for Iomab-B based on the positive SIERRA trial results. As previously disclosed, we received positive feedback from the FDA regarding our CMC package for Iomab-B and were also assigned a BLA number. However, the FDA has now provided definitive feedback regarding the clinical portion that the SIERRA trial alone is not adequate to support a BLA filing for Iomab-B despite the SIERRA trial meeting the primary endpoint of durable Complete Remission (dCR) with statistical significance (p-value<0.0001) and other positive secondary endpoints including Event Free Survival (“EFS”) and safety. The FDA now requires that demonstrating an overall survival benefit in a randomized head-to-head trial is necessary and has advised us to conduct a study to evaluate allogeneic bone marrow transplant (“BMT”) using Iomab-B plus a reduced intensity conditioning regimen of fludarabine and total body irradiation (“Flu/TBI”) versus allogeneic BMT using reduced intensity conditioning comprised of cyclophosphamide plus Flu/TBI. This proposed additional study will differ from the SIERRA trial, which allowed physician’s choice of salvage chemotherapies and heterogenous conditioning regimens in the control arm. Additionally, the proposed new study will not allow patients to cross over from the control arm, which was allowed in the SIERRA trial and confounded the overall survival analysis in the intent to treat (“ITT”) patient population, as nearly 60% of patients crossed over from the control arm.

The Phase 3 SIERRA trial enrolled 153 patients with r/r AML and compared outcomes of patients receiving Iomab-B and a BMT for patients receiving physician’s choice of care with salvage chemotherapies and standard allogeneic BMT in the control arm. In February 2023, Actinium announced that the SIERRA trial met the primary endpoint with statistical significance, as 22% of patients (13/76) on the Iomab-B arm achieved dCR compared to 0% of patients (0/77) on the control arm resulting in a p-value of <0.0001. The SIERRA trial was conducted in accordance with guidance from the End of Phase 2 meeting with the FDA, which stated that positive results for dCR as the primary endpoint would be an acceptable endpoint to support an Iomab-B BLA filing. SIERRA did not meet the secondary endpoint of OS on an ITT basis. Over the last several years, a majority of therapies for patients with AML have been approved based on the overall survival endpoint.

We presented several additional analyses from the SIERRA study to the FDA including long-term follow-up demonstrating a trend towards improved overall survival and evidence of survival benefit in patients with high-risk TP53 mutations to support Iomab-B’s impact on overall survival. The SIERRA data were presented in 12 oral presentations at several leading BMT, hematology and nuclear medicine conferences in both the U.S. and Europe, which we believe demonstrates the high unmet medical need and scientific importance of Iomab-B’s ability to provide improved access and outcomes for patients with active r/r AML to the transplant community. However, the FDA has now determined that the analyses from the SIERRA trial do not adequately support a BLA filing for Iomab-B and requires an additional clinical study. We expect the safety and efficacy data from the SIERRA trial will provide supportive evidence for a future Iomab-B BLA filing.

At this time, Actinium intends to further discuss the specifics of the additional clinical trial including the patient population, which the FDA has suggested could include all adult AML patients. Upon conclusion of our interactions with the FDA, we will seek a strategic partner for Iomab-B in the U.S. As previously disclosed, Actinium entered into a license and supply agreement with Immedica Pharma AB (“Immedica”), pursuant to which Immedica licensed the exclusive product rights for commercialization of Iomab-B in the European, Middle East and North African (“EUMENA”) region. Prior to licensing Iomab-B to Immedica, Actinium engaged with the European Medicines Agency (“EMA”) through its Scientific Advice program through which EMA provided positive feedback on the SIERRA trial design. In addition, Iomab-B has been granted Orphan Drug Designation by EMA, which can be granted for products intended for life-threatening or very serious conditions. The incidence rate of AML in Europe is 3.7 per 100,000, or approximately 27,500 new patients per year. Europe accounts for approximately 40% of BMTs, which is the largest geographic market globally. We estimate the EUMENA market opportunity is approximately 7,200 BMTs performed in AML patients, which is about twice the number of BMTs performed in the U.S.

Actimab-A

We have an industry-leading clinical development program investigating our alpha-particle therapy Actimab-A, a CD33 targeting ARC conjugated to the potent alpha radiation emitting isotope Ac-225. Actimab-A has been studied in approximately 150 patients over six clinical trials as both a single agent and in combination with other modalities such as chemotherapy and targeted therapy. The potent linear energy transfer emitted by Ac-225 has no known resistance mechanism and there is no known repair mechanism to the double strand DNA breaks it is capable of causing with a single alpha particle hit to a cell. Actimab-A is currently being developed in combination with other regimens, including chemotherapies such as CLAG-M and targeted agents such as venetoclax utilizing its potential mechanistic synergies. We are attempting to leverage the mutation-agnostic ability of Ac-225 to establish Actimab-A as a backbone therapy in AML, an extremely heterogenous and radiosensitive disease.

In 2023, we announced the NCI Cooperative Research and Development Agreement (“CRADA”) to develop Actimab-A for the treatment of patients with AML and other hematologic malignancies. The NCI will serve as the regulatory sponsor for any clinical trials mutually approved by both parties to study Actimab-A, and the CRADA will provide extensive support for and accelerate the development of Actimab-A alone or in combination with chemotherapy, immunotherapy, targeted agents and other novel combinations. The CRADA studies will be overseen by the NCI in collaboration with Actinium’s clinical development team, where we have the right to review and approve all protocols and has full rights to all data. The NCI CRADA provides for us to supply Actimab-A and for NCI to cover all clinical trial execution and development expenses. The NCI CRADA is anticipated to have a balance sheet sparing impact over the next several years. We expect the NCI to initiate further development of Actimab-A in combination with CLAG-M and other targeted agents to broaden the scope of its development in r/r AML.

In June 2024, we presented the first-ever preclinical data demonstrating the combination of Actimab-A with leading menin inhibitors resulted in anti-tumor control and potent leukemia cell killing in AML models at the 2024 EHA Congress. We studied Actimab-A in combination with the leading menin inhibitors, revumenib (Syndax Pharmaceuticals, Inc.) and ziftomenib (Kura Oncology, Inc.), which are being developed for patients with KMT2A rearrangements and NMP1 mutations, which are present in approximately 10% and 30% of AML patients, respectively. Actimab-A as a single agent showed potent in vitro AML cell killing activity in both MV-4-11 and MOLM-13 KMT2A mutant cell lines, compared to the non-radio conjugated CD33 antibody lintuzumab (p<0.0001) and the combination of Actimab-A with leading menin inhibitors triggered an acute increase in AML necrosis and cell death in vivo relative to single agent therapy within 72 hours of dosing. Actimab-A enhanced AML cell death when combined with both revumenib and ziftomenib at all dose levels in difficult to treat KMT2A mutant AML. Anti-tumor effect was significantly potentiated and prolonged when combining Actimab-A with a leading menin inhibitor compared to monotherapies in xenograft leukemia models in vivo (p<0.0024 Actimab-A + menin). We have also evaluated Actimab-A in combination with FLT3 (Fms-like tyrosine kinase 3) inhibitors such as gilteritinib (Astellas Pharma, Inc.) and midostaurin (Novartis Pharmaceuticals, Inc.). FLT3 is one of the most commonly mutated genes in AML and is associated with aggressive disease with poor outcomes. Actimab-A was shown to have single-agent activity against FLT3 mutant AML cell lines, supporting its mutation-agnostic mechanism, and enhanced the anti-leukemic activity of the FLT3 inhibition in vitro.

 We have generated preclinical data that depicts Actimab-A’s role in the tumor microenvironment to overcome immunosuppression driven by myeloid-derived suppressor cells (“MDSCs”). We believe that our findings show that Actimab-A has the potential to selectively deplete MDSCs in lung, colorectal and other cancers. Actimab-A also demonstrated statistically significant depletion of human MDSCs compared to Mylotarg®, a CD33-targeted antibody-drug conjugate (“ADC”) in colorectal cancer (p<0.01), highlighting the potent cytotoxicity and potential therapeutic benefit of radiotherapy compared to naked antibodies or ADCs.

Iomab-ACT

The opportunity exists for better conditioning in other areas of cellular therapy, and we are working on a next generation conditioning program, Iomab-ACT, for the rapidly growing cell and gene therapy market, as well as BMT conditioning for non-malignant hematologic indications such as sickle cell disease. We are studying Iomab-ACT in collaboration with Memorial Sloan Kettering Cancer Center (“MSKCC”), for conditioning prior to CAR-T therapy for patients with relapsed or refractory B-cell acute lymphoblastic leukemia (“B-ALL”) or DLBCL. This study funded by a NIH grant is the first study of its kind to use an ARC, with CAR-T therapy. In October 2023, we announced the extension of a NIH Small Business Technology Transfer grant to support the clinical collaboration with MSKCC. Most recently, at the 2024 Tandem Meetings, we presented results from the ongoing Phase 1 trial. No patients (0/4) developed ICANS of any grade, a major safety measure of the study, as ICANS is observed in 25% or more of patients with r/r B-ALL and DLBCL treated with various CAR T-cell products and negligible incidence of CRS. Iomab-ACT demonstrated transient depletion of peripheral blood lymphocytes and monocytes. Persistence of CAR T-cells up to 8 weeks and minimal non-hematologic toxicities have been observed to date.

In May 2024, we announced FDA clearance of an IND for a new clinical trial that will study Iomab-ACT as targeted conditioning prior to patients receiving an FDA approved commercial CAR-T therapy. To our knowledge, this will be the first trial to study a targeted radiotherapy conditioning agent with a commercial CAR-T therapy. Given the robust clinical data that exists with commercial CAR-T therapies, we believe this trial may demonstrate the potential for Iomab-ACT to improve outcomes over current chemotherapy conditioning regimens, which we are seeking to replace and provide patients better access to CAR-T.

In July 2024, we announced a program for Iomab-ACT focused on providing patients with sickle cell disease broader access to cellular therapies including bone marrow transplant and gene therapies. We also announced in July 2024 the FDA clearance of an IND for an investigator led clinical trial to study Iomab-ACT as targeted conditioning prior to a BMT for patients with sickle cell disease in collaboration with Columbia University. Sickle cell disease is a rare, debilitating and life-threatening blood disorder with significant unmet need that affects approximately 100,000 people in the U.S. Patients with sickle cell disease have a mutation that causes red blood cells to develop a crescent or “sickle” shape, which restrict the flow in blood vessels and limit oxygen delivery to the body’s tissues, leading to severe pain and organ damage called vaso-occlusive events (VOEs) or vaso-occlusive crises (VOCs). The recurrence of these events or crises can lead to life-threatening disabilities and/or early death. A BMT is a potentially curative treatment option for patients with sickle cell disease, particularly in pediatric patients who have had complications such as strokes, acute chest crises or recurring pain crises due to their disease. If successful, the trial is expected to inform a clinical trial to evaluate Iomab-ACT as a targeted conditioning agent prior to gene therapy for which there are two approved agents for patients with sickle cell disease, Casgevy (Vertex Pharmaceuticals, Inc.) and Lyfgenia (Bluebird Bio, Inc.).

 The pipeline of CAR-T and gene therapies has rapidly expanded, with the addressable patient population expected to nearly double and reach approximately 93,000 patients in the U.S. by 2030 based on the current pipeline of therapies. The CAR-T market size in terms of revenue is estimated to grow at a CAGR of approximately 11% over the next five years. Currently, there are six CAR T-cell therapies approved by the FDA that are used to treat patients with lymphomas, leukemia and multiple myeloma, which collectively had total sales over $3.5 billion in 2023. The addressable market for Iomab-ACT is in line with the patient population for cellular therapy as all patients receive conditioning of some type prior to these treatments. We will continue to develop Iomab-ACT based on early promising results, ultimately with the value proposition of improving overall access and outcomes for patients who need cellular or gene therapies. We believe an opportunity exists for Iomab-ACT to potentially generate significant revenue, if it can provide one or more clinical benefits related to lower CRS, less neurotoxicity, longer duration of response or a higher overall success rate of cellular therapy due to benefits of targeted conditioning.

R&D and Preclinical ARC Programs

Our R&D capabilities have the potential to yield differentiated, high-value ARC programs that demonstrate our experience across multiple validated cancer targets and isotopes and cover broad areas of focus leveraging our clinical development experience across hematology, targeted conditioning, solid tumors, and next generation radiotherapies. We develop ARC product candidates that target antigens expressed on certain cancer cell types and are able to destroy cellular DNA and kill these cells with the energy that they emit. The efficacy of ARCs does not require internalization and stable linkers minimize off-target toxicity of the payload.

Our R&D programs inform the advancement of our clinical programs. We have utilized our technology platform to develop our clinical portfolio in hematology – Iomab-B and Actimab-A, in conditioning for transplant and as a therapeutic, respectively. Our differentiated R&D efforts are further exemplified by our next-generation Iomab-ACT conditioning program for rapidly growing cell and gene therapies. Our platform has been used to develop a pipeline of novel radiotherapeutic assets to drive company growth. We are working on several preclinical programs which include novel approaches to validated cancer targets, as well as novel targets that we believe to show immense potential for radiotherapeutic approaches. Preclinical pharmacology studies with our targeted radiotherapeutics, such as HER2, CD33 and CD38, have shown strong improvement in tumor growth inhibition in various preclinical tumor models. These results have prompted our R&D team to spearhead expansion of our efforts into multiple solid tumor programs in the preclinical stage with IND enabling studies underway. Leveraging our platform and expertise in developing ARCs, we are exploring how nanobodies, single chain variable fragment (“scFv”), and other related modalities can be combined with novel linkers and radioisotopes to enhance delivery to solid tumors.

We currently believe that our ARCs are less likely than small molecules to face pricing pressure and negotiation from the Inflation Reduction Act of 2022 (“IRA”), given that small molecules are at risk for pricing negotiations seven years after approval compared to eleven years for biologics with negotiated prices taking effect two years after selection. Further, a drug or biological product that has an orphan drug designation, which Iomab-B and Actimab-A both have, for only one rare disease or condition will be excluded from the IRA’s price negotiations requirements  until such time the biological products has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. In addition, regulatory barriers for a generic ARC are much higher than for small molecule radioligands such as those under development or approved, namely, Pluvicto®, Lutathera®, and Xofigo®. While generic versions of certain radiopharmaceuticals utilizing peptides, which are considered small molecules, have been submitted to the FDA via the ANDA pathway, ARCs fall under biologics. For this reason, only the biosimilar approach pertains to ARCs filed under 351(k) BLA pathway. The regulatory pathway for biosimilar is much more comprehensive than the pathway for generics, and it has not been proven that biosimilars are interchangeable with the innovator’s ARCs. In addition, we are not aware of any regulations that would require us to provide Iomab-B or Actimab-A, including their respective mAbs, apamistamab and lintuzumab, to any third party or potential competitor.

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

Our Platform and Ac-225 Manufacturing Technology

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

Manufacturing and Supply Chain

Actinium has established significant manufacturing and supply chain expertise due to the unique manufacturing and distribution requirements of radiotherapeutics. Due to the short half-life of radioisotopes, the finished drug product is shipped “hot” and must be administered within days. We have established core competencies in the process of manufacturing radiotherapeutics, coordinating with the hospital’s care team, and delivering “just-in-time” doses. We have delivered over 500 doses for 18 clinical trials at 45 large cancer hospitals and have never missed a dose.

Isotope supply is critical for the manufacturing of radiotherapeutics, and we have engaged several sources for the procurement of alpha (e.g., Ac-225) and beta (e.g., I-131 and Lu-177) emitters. We also have multiple isotope supply agreements and qualified vendors in place to supply isotopes for commercial production.

We have established an actively managed end-to-end supply chain that encompasses isotope sourcing through drug administration at the point of care and as a result of our approach we have reliably supplied drug to all patients enrolled in our clinical trials in the clinical trials we have conducted. We believe we have a thorough understanding and working knowledge of the intricacies required to manufacture and distribute radiotherapies. Through our clinical experience with, we have developed a wealth of proprietary knowledge to enable coordination between us and all key stakeholders including, but not limited to hematologists/oncologists, infusion center and in patient rooms, nuclear medicine and radiology, hot labs and radio-pharmacies, and radiation safety committees, among others. We have scaled up and have commercially viable manufacturing operations in place to support U.S. and international commercial sales.

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

As of August 2024, our patent portfolio is comprised of over 235 issued patents and pending patent applications worldwide, which we believe constitutes a valuable business asset. Our IP includes 47 patent families, including key patents that relate primarily to our radiotherapeutic candidates. Our patent portfolio includes 18 issued patents and 47 pending patent applications in the U.S., and over 170 that are issued or pending internationally. The effective lives of the issued patents in our portfolio, or patents that may issue from the pending applications in our portfolio, ranges from expirations between 2024 and 2044.

For our Iomab-B product candidate, we have four issued patents in the U.S. and issued patents in Canada, Europe and Japan that relate to the composition. The basic patent terms of these patents expire in 2036 and 2037. Related patent applications are also currently pending in the U.S. and internationally. In addition, we own both U.S. and international pending patent applications that relate to the use of Iomab-B or Iomab-ACT with patent protection over Iomab-ACT aspects until 2040 for the treatment of cancers and non-malignant conditions.

Our patents also cover key areas of our business such as manufacturing key components of our product candidate, Actimab-A, including producing Ac-225 in a cyclotron. We have expertise in utilizing the alpha emitting isotope Ac-225 including clinical experience in treating approximately 150 patients with our alpha-emitter-based therapies, “gold standard” linker technology and five issued patents in the U.S. and 49 patents internationally related to the manufacturing of Ac-225 in a cyclotron, which we believe has the potential to produce higher quantities of Ac-225 than currently utilized methods. In addition, we also own U.S. and international patents and pending patent applications that relate to the manufacturing of Actimab-A and its use in the treatment of cancers.

Results of Operations – Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Three Months Ended June 30,
(in thousands)	2024	2023

Revenue:
Revenue	$-	$-
Other revenue	-	-
Total revenue	-	-

Operating expenses:
Research and development, net of reimbursements	8,825	11,081
General and administrative	3,593	4,561
Total operating expenses	12,418	15,642

Other income:
Interest income – net	1,065	461
Total other income	1,065	461

Net loss	$(11,353)	$(15,181)

Revenue

We recorded no commercial revenue for the three months ended June 30, 2024 and June 30, 2023.

Other revenue

The National Institutes of Health awarded us a Small Business Technology Transfer cost reimbursable grant to support a clinical collaboration with Memorial Sloan Kettering Cancer Center, or MSK, to study Iomab-ACT, our CD45-targeting Antibody Radio-Conjugate, for targeted conditioning to achieve lymphodepletion prior to administration of a CD19-targeted CAR T-cell therapy developed at MSK. There was no other revenue recognized for the three months ended June 30, 2024 and 2023, respectively.

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

Our contract liabilities are recorded within Other revenue deferred – current liability or Long-term license revenue deferred in our condensed consolidated balance sheets depending on the short-term or long-term nature of the payments to be recognized. Our contract liabilities primarily consist of advanced payments from licensees. There was no Other revenue deferred-current liability at June 30, 2024 and December 31, 2023. Long-term license revenue deferred was $35.0 million at June 30, 2024 and December 31, 2023, resulting from the receipt from Immedica; this deferred revenue will be recognized upon European Union regulatory approval of Iomab-B.

Research and Development Expense, net of reimbursements

Research and development expenses of $8.8 million for the three months ended June 30, 2024 decreased $2.3 million from $11.1 million for the three months ended June 30, 2023. The decrease is a result of a decline in Chemistry, manufacturing and controls, or CMC, expenses of $3.5 million due to lower activity in 2024 related to Iomab-B. This decline was partially offset by increased preclinical expenses of $0.6 million, and as a result of higher headcount, increased compensation expense of $0.4 million and non-cash stock compensation expense of $0.1 million.

General and administrative expense

General and administrative expenses of $3.6 million for the three months ended June 30, 2024 decreased by $1.0 million from $4.6 million for the three months ended June 30, 2023. Lower expenses were primarily the result of lower consulting fees and legal fees of $0.9 million, and lower compensation expense of $0.2 million due to lower headcount, partially offset by higher non-cash stock compensation expense of $0.2 million.

Other income

Other income is comprised of net interest income in both reporting periods. The amount for the three months ended June 30, 2024 of $1.1 million increased from $0.5 million for the three months ended June 30, 2023 primarily due to higher average interest rates.

Net loss

Net loss of $11.4 million for the three months ended June 30, 2024 decreased by $3.8 million from $15.2 million for the three months ended June 30, 2023 due to lower research and development expenses, lower general and administrative expenses and a higher level of other income.

Results of Operations – Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Six Months Ended June 30,
(in thousands)	2024	2023

Revenue:
Revenue	$-	$-
Other revenue	-	-
Total revenue	-	-

Operating expenses:
Research and development, net of reimbursements	15,460	18,930
General and administrative	6,555	8,296
Total operating expenses	22,015	27,226

Other income:
Interest income – net	1,992	1,008
Total other income	1,992	1,008

Net loss	$(20,023)	$(26,218)

Revenue

We recorded no commercial revenue for the six months ended June 30, 2024 and June 30, 2023.

Other revenue

There was no other revenue recognized for the six months ended June 30, 2024 and 2023, respectively.

Research and Development Expense, net of reimbursements

Research and development expenses of $15.5 million for the six months ended June 30, 2024 decreased $3.4 million from $18.9 million for the six months ended June 30, 2023. CMC expenses declined $4.2 million and consulting expenses declined $1.2 million due to lower CMC activity related to Iomab-B. These declines were partially offset by increased preclinical expenses of $1.0 million, and as a result of higher headcount, increased compensation expense of $0.6 million and non-cash stock compensation expense of $0.2 million.

General and administrative expense

General and administrative expenses of $6.6 million for the six months ended June 30, 2024 decreased by $1.7 million from $8.3 million for the six months ended June 30, 2023. Lower expenses were primarily the result of lower consulting fees and legal fees of $1.7 million, and lower compensation expense of $0.2 million due to lower headcount, partially offset by higher non-cash stock compensation expense of $0.5 million.

Other income

Other income is comprised of net interest income in both reporting periods. The amount for the six months ended June 30, 2024 of $2.0 million increased from $1.0 million for the six months ended June 30, 2023 due to higher average interest rates.

Net loss

Net loss of $20.0 million for the six months ended June 30, 2024 decreased by $6.2 million from $26.2 million for the six months ended June 30, 2023 due to lower research and development expenses, lower general and administrative expenses and a higher level of other income.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through sales of shares of our stock. The following table sets forth selected cash flow information for the periods indicated:

	For the Six Months Ended June 30,
(in thousands)	2024	2023

Cash used in operating activities	$(15,346)	$(28,720)
Cash used in investing activities	(11)	(123)
Cash provided by financing activities	24,722	10,818

Net change in cash, cash equivalents and restricted cash	$9,365	$(18,025)

Net cash used in operating activities for the six months ended June 30, 2024 of $15.3 million decreased by $13.4 million from $28.7 million in the prior-year period, primarily as a result of a lower net loss of $6.2 million, and compared to the prior-year period, a reduction in prepaid expenses of $3.2 million and an increase in accounts payable and accrued expenses of $2.7 million.

Net cash used in investing activities was $11 thousand and $0.1 million for the six months ended June 30, 2024 and 2023, respectively, due to the purchase of equipment.

Net cash provided by financing activities was $24.7 million and $10.8 million for the six months ended June 30, 2024 and 2023, respectively, primarily from the sale of common stock.

In August 2020, we entered into the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we are able to sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of our common stock. On June 28, 2022, we entered into an Amendment and Restated Capital on Demand™ Sales Agreement, or the Amended Sales Agreement, with JonesTrading and B. Riley Securities, Inc. The Amended Sales Agreement modifies the original Capital on Demand™ Sales Agreement to include B. Riley as an additional sales agent thereunder. Shares of common stock are offered pursuant to a shelf registration statement on Form S-3 (File No. 333-273911), which was declared effective February 5, 2024, including a base prospectus covering the offering, issuance and sale of up to $500 million of common stock, preferred stock, warrants, units and/or subscription rights; and a sales agreement prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of $200 million of common stock that may be issued and sold under the Amended Sales Agreement. For the six months ended June 30, 2024, we sold 2.9 million shares of common stock, resulting in gross proceeds of $25.2 million and net proceeds of $24.7 million. For the six months ended June 30, 2023, we sold 1.3 million shares of common stock, resulting in gross proceeds of $10.9 million and net proceeds of $10.6 million.

As of the date of filing this report, we expect that our existing resources will be sufficient to fund our planned operations for more than 12 months following the date of this report.

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. The Company does not have any critical accounting estimates.

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

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which provides improvements to reportable segment disclosure requirements, primarily through enhanced disclosures around segment expenses. ASU 2023-07 requires us to disclose significant segment expenses that are regularly provided to the chief operating decision maker, or CODM, and included within each reported measure of segment profit or loss. ASU 2023-07 also requires that we disclose an amount for other segment items by reportable segment, a description of their composition and provide all annual disclosures about a reportable segment’s profit or loss and assets pursuant to Topic 280 during interim periods. We must also disclose the CODM’s title and position, as well as certain information around the measures used by the CODM and an explanation of how the CODM uses the reported measures in assessing segment performance and deciding how to allocate resources. For public entities with a single reportable segment, the entity must provide all the disclosures required pursuant to ASU 2023-07 and all existing segment disclosures under Topic 280. The amendments of ASU 2023-07 are effective for us for annual periods beginning January 1, 2024, and effective for interim periods beginning January 1, 2025. We will adopt this standard effective January 1, 2024, and report on it in our Annual Report on Form 10-K for the year ended December 31, 2024. We will update all required disclosures pursuant to ASU 2023-07 at that time.

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

Subsequent Event

Since June 30, 2024, we have sold 0.6 million shares of common stock under our A&R Sales Agreement, resulting in net proceeds of $4.5 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not currently exposed to significant market risk related to changes in interest rates. As of June 30, 2024, our cash equivalents consisted primarily of short-term money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the six months ended June 30, 2024 and 2023.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of June 30, 2024, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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

Summary of Risk Factors

We are providing the following summary of the risk factors contained in this Quarterly Report on Form 10-Q to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Quarterly Report on Form 10-Q in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

●	We are a clinical-stage company and have generated no revenue from commercial sales to date;

●	We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future;

●	If we fail to obtain additional financing, we will be unable to continue or complete our product development or product commercialization and you will likely lose your entire investment;

●	We are highly dependent on the regulatory and commercial success of Iomab-B, Actimab-A, Iomab-ACT and other pipeline candidates which we may never achieve

●	Our business could be adversely affected by the effects of future health epidemics;

●	Our business is subject to cybersecurity risk;

●	We have not demonstrated that any of our products are safe and effective for any indication and will continue to expend substantial time and resources on clinical development before any of our current or future product candidates will be eligible for FDA approval, if ever;

●	Our clinical trials may fail to demonstrate adequately the efficacy and safety of our product candidates, which would prevent or delay regulatory approval and commercialization;

●	Preliminary, Interim, and “top-line” data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.;

●	Healthcare legislative reform measures intended to increase pressure to reduce prices of pharmaceutical products paid for by Medicare or, otherwise, affect the federal regulation of the U.S. healthcare system could have a material adverse effect our business, future revenue, if any, and results of operations;

●	We may rely on third parties to conduct certain aspects of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates;

●	We currently depend on single third-party manufacturers to produce our pre-clinical and clinical trial drug supplies. Any disruption in the operations of our current third-party manufacturers, or other third-party manufacturers we may engage in the future, could adversely affect our business and results of operations;

●	Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences;

●	Our patent position is highly uncertain and involves complex legal and factual questions.

●	The use of hazardous materials, including radioactive and biological materials, in our research and development efforts imposes certain compliance costs on us and may subject us to liability for claims arising from the use or misuse of these materials;

●	We are highly dependent on our key personnel, and the demand for talent in the biotechnology industry is highly competitive; if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement or execute our business strategy;

●	Certain provisions of our Certificate of Incorporation and Bylaws and Delaware law make it more difficult for a third party to acquire us and make a takeover more difficult to complete, even if such a transaction were in our stockholders’ interest; and

●	Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

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

We are not profitable and have incurred losses in each period since our inception. As of June 30, 2024 and December 31, 2023, we had an accumulated deficit of $357.6 million and $337.6 million, respectively. We reported a net loss of $20.0 million and $26.2 million for the six months ended June 30, 2024 and 2023, respectively. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, which would have an adverse effect on our business prospects, financial condition and results of operation.

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

We are highly dependent on the regulatory and commercial success of Iomab-B

We have completed patient enrollment in the pivotal Phase 3 SIERRA trial (Study of Iomab-B in Elderly Relapsed or Refractory AML), a 153-patient multi-center randomized trial that compared outcomes of patients who receive Iomab-B and a BMT to those of patients receiving physician’s choice of salvage chemotherapy, defined as conventional care, as no standard of care exists for this patient population. We have announced that the FDA determined that the SIERRA trial alone is not adequate to support a BLA filing and is requiring we conduct an additional randomized head-to-head clinical trial to demonstrate an overall survival benefit in an intent to treat population. Iomab-B did not achieve a statistically significant improvement in overall survival in the intent to treat population, which was a secondary endpoint of the SIERRA trial. We have not finalized our interactions with the FDA and there are no assurances that we can develop a clinical trial that will satisfy the FDA’s requirements. Upon completion of our interactions with the FDA, we intend to seek a strategic partner for the U.S. in order to conduct the trial, however, we may not be successful in our efforts to find such a partner or the trial itself may not be successful. Further, there could be additional regulatory hurdles that may result in either non-acceptance or non-approval of a BLA filing. The U.S. commercial opportunity for Iomab-B may thus never be realized. As previously disclosed, Actinium has licensed to Immedica, the exclusive product rights for commercialization of Iomab-B in the EUMENA region. Prior to licensing Iomab-B to Immedica, Actinium engaged with the EMA through its Scientific Advice program through which EMA provided positive feedback on the SIERRA trial design. Immedica has reported that it is preparing the MAA filing for Iomab-B, however, the outcome of an MAA filing and approval is uncertain and may be subject to its ability navigate and resolve business, technical, financial and regulatory issues that could hinder or prevent either a filing or an approval. In the event Iomab-B is approved, the product itself may not achieve commercial success in the U.S. or EUMENA due to various factors.

We may be unable to establish sales, marketing and commercial supply capabilities.

We do not currently have, nor have we ever had, commercial sales and marketing capabilities. If any of our product candidates ultimately become approved and we do not secure a commercial partner, we would have to build and establish these capabilities in order to commercialize our approved product candidates. The process of establishing commercial capabilities will be expensive and time consuming. Even if we are successful in building sales and marketing capabilities, we may not be successful in commercializing any of our product candidates. Any delays in commercialization or failure to successfully commercialize any product candidate may have material adverse impacts on our business and ability to continue operations.

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

Our products are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. The process of seeking regulatory approval to market an antibody radiation-conjugate product is expensive and time-consuming, and, notwithstanding the effort and expense incurred, approval is never guaranteed. If we are not successful in obtaining timely approval of our products from the FDA, we may never be able to generate significant revenue and may be forced to cease operations. In particular, the FDA permits commercial distribution of a new antibody radiation-conjugate product only after a BLA for the product has received FDA approval. The BLA process is costly, lengthy and inherently uncertain. Any BLA filed by us will have to be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, chemistry, manufacturing and controls and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the product for its intended use. For instance, despite the Phase SIERRA 3 trial meeting the primary endpoint of durable Complete Remission (dCR) with statistical significance (p-value<0.0001) the FDA has now determined that demonstrating an overall survival benefit in a randomized head-to-head trial is required for a BLA filing. The FDA has advised Actinium to conduct a study to evaluate allogeneic bone marrow transplant (BMT) using Iomab-B plus a reduced intensity conditioning regimen of fludarabine and total body irradiation (Flu/TBI) versus allogeneic BMT using reduced intensity conditioning comprised of cyclophosphamide plus Flu/TBI, which is different from the SIERRA trial, which allowed physician’s choice of salvage therapies and heterogenous conditioning regimens in the control arm. Actinium expects the safety and efficacy data from the SIERRA trial will provide supportive evidence for a future Iomab-B BLA filing but there can be no assurances that the FDA will accept the SIERRA data. In the EU Actinium engaged with the EMA through its Scientific Advice program through which EMA provided positive feedback on the SIERRA trial design. Immedica, Actinium’s licensing partner for commercialization of Iomab-B in the EUMENA region, has reported that it is preparing the MAA filing for Iomab-B, however, the outcome of an MAA filing, and approval is uncertain and may be subject to its ability navigate and resolve business, technical, financial and regulatory issues that could hinder or prevent either a filing or an approval. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects. In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not approve the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

We are also evaluating Iomab-ACT, which uses a lower dose I-131 for conditioning prior to cellular therapies such as CAR-T and gene therapies. We are currently studying Iomab-ACT in three clinical trials including two investigator sponsored studies.

Our CD33 Alpha program studying Actimab-A (lintuzumab-Ac-225) product candidate has also been studied in several Phase 1 and 2 trials under our sponsorship and investigator-initiated trials in patients with r/r AML and plan to continue to study Actimab-A in clinical trials. Actimab-A is also being developed under a cooperative research and development agreement (CRADA) with the National Cancer Institute (NCI) and we expect clinical trials to be initiated that will study Actimab-A as a single agent or in combination with other therapies. Product candidates utilizing the lintuzumab antibody would require BLA approval before they can be marketed in the United States. We are in the early stages of evaluating other product candidates consisting of conjugates of Ac-225 with human or humanized antibodies for pre-clinical and clinical development in other types of cancer. The FDA may not approve these products for the indications that are necessary or desirable for successful commercialization. The FDA may fail to approve any BLA we submit for new product candidates or for new intended uses or indications for approved products or future product candidates. Failure to obtain FDA approval for our products in the proposed indications would have a material adverse effect on our business prospects, financial condition and results of operations.

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

We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to development of our existing and contemplated biological product candidates. Accordingly, our business currently depends heavily on the successful development, FDA approval, and commercialization of such candidates, which may never receive FDA approval or be successfully commercialized even if FDA approval is received. The research, testing, manufacturing, labeling, approval, sale, marketing, and distribution of our biological product candidates are, and will remain, subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, as applicable. We are currently not permitted to market any of our current or future product candidates in the United States until we receive FDA approval (of each) via the BLA process. To date, we have three product candidates in clinical development and have not-yet submitted a BLA for any of our candidates and, for many such candidates, do not expect to be in a position to do so for the foreseeable future, as there are numerous developmental steps that must be completed before we can prepare and submit a BLA.

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

We expect that the clinical trials we need to conduct to be in a position to submit BLAs for our product candidates currently in-development will take, at least, several years to complete. Moreover, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Also, the results of early preclinical and clinical testing may not be predictive of the results of subsequent clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and preclinical and clinical data are often susceptible to multiple interpretations and analyses. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have, nonetheless, failed to obtain marketing approval of their products. Success in preclinical testing and early clinical trials does not ensure that later clinical trials, which involve many more subjects, and the results of later clinical trials may not replicate the results of prior clinical trials and preclinical testing. Any failure or substantial delay in our product development plans may have a material adverse effect on our business.

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

Initiating and completing clinical trials necessary to support FDA approval of a BLA for Iomab-B, Actimab-A, and other product candidates, is a time-consuming and expensive process, and the outcome is inherently uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product candidate we advance into clinical trials may not have favorable results in later clinical trials. We worked with the FDA to develop the SIERRA clinical trial to test the safety and efficacy of Iomab-B in patients with relapsed or refractory AML who are age 55 and above prior to a BMT. In addition to clinical data, a BLA filing encompasses preclinical, CMC, labeling and other information. Even though the SIERRA trial met the primary endpoint of durable Complete Remission (“dCR”) with statistical significance (p-value<0.0001) the FDA has now determined that demonstrating an overall survival benefit in a randomized head-to-head trial is required for a BLA filing. We intend to further discuss the specifics the additional clinical trial with the FDA, and upon conclusion of our interactions with the FDA, we will seek a strategic partner for Iomab-B in the U.S. Even if we are able to secure a partner, there can be no assurance that the additional clinical trial can or will be completed, or that a BLA could be successfully filed or approved. The additional trial may not meet all of the FDA’s requirements or that may request additional information or studies, which may delay their review, or it may not be able to satisfy such requests. We have also worked with the FDA to develop a regulatory pathway for lintuzumab-Ac-225 in patients with high-risk MDS that consists of a dose-confirming Phase 1 trial that can be followed by a randomized, controlled pivotal trial that could support a BLA filing. To date, we have not initiated this clinical trial and we may never elect or be able to do so. There can be no assurance that the data generated during the trial, or any trial, will meet our chosen safety and effectiveness endpoints or otherwise produce results that will eventually support the filing or approval of a BLA. Even if the data from this trial are favorable, the data may not be predictive of the results of any future clinical trials.

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

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims or that the FDA or foreign authorities will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses. If FDA concludes that the clinical trials for Iomab-B, Actimab-A, Iomab-ACT, or any other product candidate for which we might seek approval, have failed to demonstrate safety and effectiveness, we would not receive FDA approval to market that product candidate in the United States for the indications sought. In addition, such an outcome could cause us to abandon the product candidate and might delay development of others. Any delay or termination of our clinical trials will delay or preclude the filing of any submissions with the FDA and, ultimately, our ability to commercialize our product candidates and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of a product candidate’s profile.

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

Iodine-131 is a key component of our Iomab-B drug candidate. We currently source medical grade I-131 from three suppliers including two leading global manufacturers. Currently, we believe there is sufficient supply of I-131 to support additional trials we may undertake utilizing I-131 and for future commercialization of potential I-131 based products. We continually evaluate I-131 manufacturers and suppliers and intend to have multiple qualified suppliers prior to the commercial launch of Iomab-B. While we consider I-131 to be commoditized and obtainable through several suppliers, there can be no guarantee that we will be able to secure I-131 or obtain I-131 on terms that are acceptable to us.

Actinium-225 is a key component of our Actimab-A product candidate, technology platform, preclinical R&D programs and other drug candidates that we might consider for development with the Ac-225 payload. There are adequate quantities of Ac-225 available today to meet our current needs via our present supplier, the Department of Energy (“DOE”). The Ac-225 currently supplied for our clinical trials from the DOE is derived from the natural decay of thorium-229 from so-called ‘thorium-cows’ and is able to produce sufficient quantities that are several multiples of the amount of Ac-225 we require to supply our clinical programs through to early commercialization phase. The DOE is also producing Ac-225 from a recently developed alternative route for Ac-225 production via a linear accelerator that is currently being evaluated by us. Initial preclinical and modelling results have indicated that the linear accelerator sourced Ac-225 does not impact labelling efficiency and expected distribution. In accordance with representations made by the DOE, the capacity of Ac-225 from this route is expected to be sufficient to supply all of Actinium’s pipeline and commercial Ac-225 needs and support new program expansion by not just Actinium but also other companies that are developing Ac-225 based products. Additional routes of Ac-225 production are being pursued by the DOE including the generation of new thorium cows and production via a cyclotron. The cyclotron production method for Ac-225 production leverages Actinium’s proprietary technology and know-how and presents an additional path towards production of high-quality Ac-225 at a scale that would be able to satisfy commercial needs. In addition, we are aware of at least ten other government and non-government entities globally including the U.S., Canada, Russia, Belgium, France and Japan that have, or expect to have ability to supply Ac-225 or equipment for its production within the timeframes relevant to the potential first commercial approval of our Ac-225-based drug candidate.

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

Even if we obtain (or have obtained) orphan drug designation for certain product candidates, we may not be the first to obtain marketing approval for such candidates for the applicable indications due to the uncertainties inherent in the development of novel biologic products, and, an orphan drug candidate may not receive orphan-drug exclusivity upon approval if such candidate is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

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

The protection against generic competition for our biologic drug candidates and reimbursement by CMS may be subject to future change

We are not aware of any existing or pending regulations or legislation that pertains to generic radiopharmaceutical products such as our ARC targeted radiotherapy product candidates. Our ARC product candidates are regulated by the FDA as biologic products and we intend to seek approval for these products pursuant to the BLA pathway. The Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated pathway for the approval of biosimilar and interchangeable biologic products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA and in Europe a biosimilar product cannot be approved until 10 years after the original branded product was approved. The law is complex and as a result, its ultimate impact, implementation, and meaning are subject to uncertainty. Even if a biosimilar gets approved for one of the antibodies that we use, the final constructs of our drug candidates consist of an antibody, radioisotope and in some cases a linker and we are not aware of any regulations that would require us to provide the final constructs or components to third parties or potential competitors. Therefore, based on the current regulations, we do not believe that the final drug product of our candidates can be subject to competition from a biosimilar as outlined in BPCIA for at least 12 years in the U.S. and 10 years in the EU. We are aware that generic versions of certain radiopharmaceuticals utilizing peptides have been submitted to the FDA via the Abbreviated New Drug Application (“ANDA”) pathway, however, those products are not covered under the BPCIA and therefore that generic pathway is not applicable to Iomab-B or Actimab-A. We expect this would also apply to other biologic drug candidates we may seek to develop in the future based on the current provisions of the BPCIA. Additionally, the Inflation Reduction Act (“IRA”) that was enacted in August 2022, states that reimbursement by the Centers for Medicare& Medicaid Services (“CMS”) for high-expenditure single-source biologic drugs, which we expect Iomab-B and Actimab-A to be, can only be negotiated after at least 11 years following approval compared to 7 years for non-biologic drugs with negotiated prices taking effect two years after selection. Therefore, we currently believe that our ARCs are less likely than small molecules to face pricing pressure and negotiation from IRA. Further, a drug or biological product that has an orphan drug designation, which Iomab-B and Actimab-A both have, for only one rare disease or condition will be excluded from the IRA’s price negotiations requirements  until such time the biological products has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation.. In August 2023, 10 initial drugs were identified with negotiated prices expected to take effect starting in 2026. In 2027 and 2028, it is expected that CMS will establish negotiated prices for 15 additional drugs in each respective year. We do not believe there is a high likelihood that Iomab-B or Actimab-A would be identified by CMS for negotiated pricing under IRA but there is potential that IRA and other additional state and federal healthcare reform measures will be adopted in the future and the implementation of cost-containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or successfully commercialize our product candidates.

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

We expect to need to grow rapidly in order to support additional, larger, and potentially international, pivotal clinical trials of our product candidates as well as potential commercial operations in the future, which will place a significant strain on our financial, managerial and operational resources. In order to achieve and manage growth effectively, we must continue to improve and expand our operational and financial management capabilities. Moreover, we will need to increase staffing and to train, motivate and manage our employees. All of these activities will increase our expenses and may require us to raise additional capital sooner than expected. Failure to manage growth effectively could materially harm our business, financial condition or results of operations.

The use of hazardous materials, including radioactive and biological materials, in our research and development efforts imposes certain compliance costs on us and may subject us to liability for claims arising from the use or misuse of these materials.

Our research, development and manufacturing activities involve the controlled use of hazardous materials, including chemicals, radioactive and biological materials, such as radioactive isotopes. We are subject to federal, state, local and foreign environmental laws and regulations governing, among other matters, the handling, storage, use and disposal of these materials and some waste products. We cannot completely eliminate the risk of contamination or injury from these materials, and we could be held liable for any damages that result, which could exceed our financial resources. We currently maintain insurance coverage for injuries resulting from the hazardous materials we use; however, future claims may exceed the amount of our coverage. Also, we do not have insurance coverage for pollution cleanup and removal. Currently the costs of complying with such federal, state, local and foreign environmental regulations are not significant, and consist primarily of waste disposal expenses. However, they could become expensive, and current or future environmental laws or regulations may impair our research, development, production and commercialization efforts.

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

We expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of product candidate development, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing, and distribution.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on April 17, 2013).

3.2	Certificate of Amendment to Certificate of Incorporation, as amended, filed January 7, 2014 (incorporated by reference to Exhibit 3.5 to Form S-1 filed on January 31, 2014).

3.3	Certificate of Amendment to Certificate of Incorporation, as amended, filed February 3, 2014. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 7, 2014).

3.4	Certificate of Amendment to Certificate of Incorporation, as amended, filed on February 26, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 4, 2015).

3.5	Certificate of Amendment to Certificate of Incorporation, as amended, filed on February 26, 2018 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 26, 2018).

3.6	Certificate of Amendment to Certificate of Incorporation, as amended, filed on March 6, 2019 (incorporated by reference to Exhibit 3.7 to Form 10-K filed on March 15, 2019).

3.7	Certificate of Amendment to Certificate of Incorporation, as amended, filed on June 16, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 16, 2020).

3.8	Certificate of Amendment to Certificate of Incorporation, as amended, filed on August 10, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 14, 2020).

3.9	Amended and Restated Bylaws, dated August 9, 2018 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on July 26, 2018).

3.10	Amendment to Amended and Restated Bylaws, dated May 7, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 5, 2020).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2**	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTINIUM PHARMACEUTICALS, INC.

Date: August 5, 2024	By:	/s/ Sandesh Seth
Sandesh Seth
Chairman and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Steve O’Loughlin
Steve O’Loughlin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)