Form 10-Q
period 2024-09-30
Actinium Pharmaceuticals, Inc.
filed 2024-11-14
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 14, 2024: 31,195,891

Actinium Pharmaceuticals, Inc.

Table of Contents

i

PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by Actinium Pharmaceuticals, Inc., or the Company, and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2024 and December 31, 2023, and the results of operations and cash flows for the three months and nine months ended September 30, 2024 and 2023, respectively, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2023 in the Company’s Annual Report on Form 10-K. The results of operations for the three months and nine months ended September 30, 2024 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$78,660	$76,677
Prepaid expenses and other current assets	860	1,586
Total Current Assets	79,520	78,263

Property and equipment, net of accumulated depreciation of $844 and $694	412	550
Restricted cash – long term	322	313
Operating leases right-of-use assets	1,838	2,289
Finance leases right-of-use assets	22	30
Total Assets	$82,114	$81,445

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$7,195	$7,953
Operating leases current liability	549	530
Finance leases current liability	11	11
Total Current Liabilities	7,755	8,494

Long-term license revenue deferred	35,000	35,000
Long-term operating lease obligations	1,139	1,553
Long-term finance lease obligations	12	19
Total Liabilities	43,906	45,066

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 31,195,891 and 27,634,213 shares issued and outstanding, respectively	31	28
Additional paid-in capital	407,351	373,934
Accumulated deficit	(369,174)	(337,583)
Total Stockholders’ Equity	38,208	36,379

Total Liabilities and Stockholders’ Equity	$82,114	$81,445

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue
Revenue	$-	$-	$-	$-
Other revenue	-	-	-	-
Total revenue	-	-	-	-

Operating expenses:
Research and development, net of reimbursements	9,774	11,622	25,234	30,552
General and administrative	2,827	2,729	9,382	11,025
Total operating expenses	12,601	14,351	34,616	41,577

Loss from operations	(12,601)	(14,351)	(34,616)	(41,577)

Other income:
Interest income – net	1,033	1,075	3,025	2,083
Total other income	1,033	1,075	3,025	2,083

Net loss	$(11,568)	$(13,276)	$(31,591)	$(39,494)

Net loss per common share – basic and diluted	$(0.37)	$(0.49)	$(1.06)	$(1.50)
Weighted average common shares outstanding – basic and diluted	31,071,297	27,058,397	29,692,001	26,329,298

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Period from January 1, 2024 to September 30, 2024

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2024	27,634,213	$28	$373,934	$(337,583)	$36,379

Stock-based compensation	-	-	1,378	-	1,378
Sale of common stock, net of offering costs	1,752,050	1	14,694	-	14,695
Issuance of common stock from exercise of stock options	10,148	-	75	-	75
Net loss	-	-	-	(8,670)	(8,670)
Balance, March 31, 2024	29,396,411	$29	$390,081	$(346,253)	$43,857

Stock-based compensation	-	-	1,374	-	1,374
Sale of common stock, net of offering costs	1,154,191	2	9,955	-	9,957
Net loss	-	-	-	(11,353)	(11,353)
Balance, June 30, 2024	30,550,602	$31	$401,410	$(357,606)	$43,835

Stock-based compensation	13,394	-	1,337	-	1,337
Sale of common stock, net of offering costs	631,895	-	4,604	-	4,604
Net loss	-	-	-	(11,568)	(11,568)
Balance, September 30, 2024	31,195,891	$31	$407,351	$(369,174)	$38,208

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

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows Used In Operating Activities:
Net loss	$(31,591)	$(39,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	4,089	2,915
Depreciation & amortization expenses	607	591
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	726	(982)
Accounts payable and accrued expenses	(758)	(1,981)
Operating lease right-of-use assets	-	(527)
Operating lease liabilities	(394)	(367)
Net Cash Used In Operating Activities	(27,321)	(39,845)

Cash Flows Used In Investing Activities:
Purchase of property and equipment	(11)	(153)
Net Cash Used In Investing Activities	(11)	(153)

Cash Flows Provided By Financing Activities:
Payments on finance leases	(7)	(3)
Sales of shares of common stock, net of costs	29,256	13,419
Proceeds from the exercise of stock options	75	262
Net Cash Provided By Financing Activities	29,324	13,678

Net change in cash, cash equivalents, and restricted cash	1,992	(26,320)
Cash, cash equivalents, and restricted cash at beginning of period	76,990	109,608
Cash, cash equivalents, and restricted cash at end of period	$78,982	$83,288

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Nature of Business - Actinium Pharmaceuticals, Inc. is a biopharmaceutical company developing Antibody Radiation Conjugates (“ARCs”) and other targeted radiotherapies to deliver cancer-killing radiation with cellular level precision to treat patients with high unmet medical needs.

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

The following is a summary of cash, cash equivalents and restricted cash at September 30, 2024 and December 31, 2023:

(in thousands)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$78,660	$76,677
Restricted cash – long-term	322	313
Cash, cash equivalents and restricted cash	$78,982	$76,990

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

Revenue Recognition - The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue From Contracts With Customers (“ASC 606"). Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue as the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer.

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

Net Loss Per Common Share - Basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the reporting period. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive. For the three and nine months ended September 30, 2024 and 2023, the Company’s potentially dilutive shares, which include outstanding common stock options, restricted stock units and warrants, have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

(in thousands)	September 30, 2024	September 30, 2023
Stock Options	5,216	3,304
Restricted Stock Units	300	305
Warrants	9	1,442
Total	5,525	5,051

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

In October 2021, FASB issued ASU 2021-08, Business Combinations (Topic 805), Account for Contract Assets and Contract Liabilities from Contracts with Customers, which provides guidance on accounting for contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. To achieve this, an acquirer may assess how the acquiree applied ASC 606 to determine what to record for the acquired revenue contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. The amendments of ASU 2021-08 were effective January 1, 2023, including interim periods. The Company will evaluate the impact of ASU 2021-08 on any future business combinations the Company may enter in the future.

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

At September 30, 2024, the Company has two leases which have been capitalized in accordance with ASC 842, one for corporate office space and one for office equipment. The Company entered into a lease for corporate office space effective June 1, 2022. The lease has a term of 5 years 2 months, with an expiration date of July 30, 2027 and current annual rent of $0.6 million. The Company is also responsible for certain other costs, such as insurance, utilities and maintenance. During 2023, the Company spent $0.5 million in improvements at its corporate office space, which has been included in the value of the operating right-to-use asset.

The components of lease expense are as follows:

	Three months ended		Nine months ended
(in thousands)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Operating lease expense	$173	$173	$519	$518

Finance lease cost
Amortization of right-to-use assets	$3	$1	$8	$3
Interest on lease liabilities	$-	$-	$1	$-
Total finance lease cost	$3	$1	$9	$3

Supplemental cash flow information related to leases are as follows:

Cash flow information:

	Nine months ended
(in thousands)	September 30, 2024	September 30, 2023

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow use from operating leases	$462	$453
Operating cash flow use from finance leases	$8	$3
Financing cash flow use from finance leases	$7	$3

Non-cash activity:

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-
Finance Leases	$-	$-

Weighted average remaining lease terms are as follows at September 30, 2024:

Weighted average remaining lease term:
Operating leases	2.8 years
Finance Leases	2.3 years

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

Weighted average discount rates:
Operating leases	4.8%
Finance Leases	6.2%

Maturities of lease liabilities are as follows:

(in thousands) Year ending December 31,	Operating Leases	Finance Leases
2024 (excluding nine months ended September 30, 2024)	156	3
2025	630	11
2026	643	11
2027	380	-
Total lease payments	$1,809	$25
Less imputed interest	(121)	(2)
Present value of lease liabilities	$1,688	$23

Note 4 – Other revenue

The Company has a grant from a government-sponsored entity for research and development related activities that provides payments for reimbursed costs, which included overhead and general and administrative costs, as well as an administrative fee. The Company recognizes revenue from grants as it performed services under this arrangement. Associated expenses are recognized when incurred as research and development expense. There was no grant revenue recognized for the nine months ended September 30, 2024 and 2023, respectively.

On April 7, 2022, the Company entered into a license and supply agreement (the “License Agreement”) with Immedica Pharma AB (“Immedica”), pursuant to which Immedica licensed the exclusive product rights for commercialization of Iomab-B (I-131 apamistamab) in the European Economic Area, Middle East and North Africa (“EUMENA”), including Algeria, Andorra, Bahrain, Cyprus, Egypt, Iran, Iraq, Israel, Jordan, Kuwait, Lebanon, Libya, Monaco, Morocco, Oman, Palestine, Qatar, San Marino, Saudi Arabia, Switzerland, Syria, Tunisia, Turkey, the United Arab Emirates, the United Kingdom, the Vatican City and Yemen. Upon signing, the Company was entitled to an upfront, non-refundable payment of $35 million from Immedica, which was received in May 2022. Under the terms of the License Agreement, the Company is eligible to receive certain regulatory and commercial milestone payments and royalties on net sales of the product in certain countries that may result from the License Agreement. The Company continues to retain commercialization rights in the U.S. and rest of the world.

The Company’s contract liabilities are recorded within Other revenue deferred – current liability or Long-term license revenue deferred in its interim unaudited condensed consolidated balance sheets, depending on the short-term or long-term nature of the payments to be recognized. The Company’s contract liabilities primarily consist of advanced payments from licensees. Long-term license revenue deferred was $35 million at September 30, 2024 and December 31, 2023; this deferred revenue will be recognized upon European Union’s regulatory approval of Iomab-B or provision of definitive feedback that Iomab-B will not receive approval in the European Union.

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

For the nine months ended September 30, 2024, the Company sold 3.5 million shares of common stock, resulting in gross proceeds of $29.9 million and net proceeds of $29.3 million. For the nine months ended September 30, 2023, the Company sold 1.7 million shares of common stock, resulting in gross proceeds of $13.8 million and net proceeds of $13.4 million.

Stock Options

The following is a summary of stock option activity for the nine months ended September 30, 2024:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2024	5,445	$6.80	8.70	$373
Granted	104	7.28
Exercised	(10)	7.39
Cancelled	(323)	11.15
Outstanding, September 30, 2024	5,216	6.54	7.80	-

Exercisable, September 30, 2024	2,409	8.09	6.80	-

During the nine months ended September 30, 2024, the Company granted new employees options to purchase 0.1 million shares of common stock with an exercise price ranging from $7.20 to $8.15 per share, a term of 10 years, and a vesting period of 4 years. The options have an aggregated fair value of $0.5 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate range from 4.11% to 4.5% (2) expected life of 6 years, (3) expected volatility range from 80.5% to 81.5%, and (4) zero expected dividends.

During the nine months ended September 30, 2024, options to purchase 323 thousand common shares were cancelled upon the termination of employment and 10 thousand options were exercised for shares of common stock.

The fair values of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at September 30, 2024 was $10.1 million related to unvested options, which is expected to be expensed over a weighted average of 3.0 years. During the nine months ended September 30, 2024 and 2023, the Company recorded compensation expense related to stock options of $3.6 million and $2.4 million, respectively.

Restricted Stock Units

The following is a summary of restricted stock unit (“RSU”) activity for the nine months ended September 30, 2024:

(in thousands, except for per-share amount)	RSUs	Weighted Average Grant date Fair Value Per Share ($)
Outstanding, January 1, 2024	305	5.89
Granted	-	-
Vested	-	-
Cancelled	(5)	8.31
Outstanding, September 30, 2024	300	5.85

The RSUs vest at the earliest of a change of control event, the termination of the recipient’s continuous service status for any reason other than by the Company for cause and the third anniversary of the date of the grant. The fair value of the RSUs, $1.8 million, was determined based on the stock price on the dates of the grant and is being recognized over three years. The unrecognized compensation expense at September 30, 2024 of $0.5 million is expected to be expensed over 0.9 years. During the nine months ended September 30, 2024 and 2023, the Company recorded compensation expense related to RSUs of $0.4 million in each reporting period.

Warrants

Following is a summary of warrant activity for the nine months ended September 30, 2024:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2024	1,442	$16.42	0.34	$-
Granted	-	-
Expired	(1,433)	16.13
Outstanding, September 30, 2024	9	$61.46	3.48	$-

Exercisable, September 30, 2024	9	$65.52	3.09	$-

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

Description of Business

Actinium Pharmaceuticals, Inc. (“Actinium”, the “Company”, or “we”) develops Antibody Radiation Conjugates (“ARCs”) and other targeted radiotherapies intended to meaningfully improve outcomes for patients with relapsed or refractory cancer who have failed existing therapies. We are deploying our technology platform, which we believe to be industry-leading, and intellectual property with over 230 issued and pending patents worldwide, to develop ARCs and next-generation radiotherapies against validated cancer targets.

Our Strategy

Actinium’s strategy is to build an integrated, specialty radiotherapeutics company using the power of our platform technologies to deliver new treatment options for patient populations living with high unmet medical needs in hematology and oncology. We believe our focus on relapsed or refractory disease in cancer indications with high unmet medical need, with limited or no competition, and where the primary delivery of care occurs in large comprehensive cancer care centers, is the appropriate strategy for our company. Radiotherapeutics leverage the cell-killing power of linear energy transfer, which we believe is unmatched by other technologies and we also believe that relapsed or refractory disease is an area where radiotherapeutics can succeed over other approaches. Our proven experience conducting multiple, late-stage clinical trials provides an advantage operating a radiotherapy company where barriers related to their utilization and supply chain are higher than those for other types of medicines due to the personalized, just-in-time nature of radiotherapies. We have accumulated extensive experience coordinating the manufacturing and clinical supply chain of radiotherapeutics, resulting in the treatment of hundreds of patients across diverse treatment settings, including the largest comprehensive cancer centers in North America, that we intend to leverage in our ongoing and future development efforts. The potential of our approach is demonstrated by our product pipeline strategy, as well as the operating model that we are building for our ARC candidates.

Our Product Candidate Pipeline

We have developed our lead product candidates, Iomab-B and Actimab-A, to potentially improve outcomes for patients with relapsed or refractory acute myeloid leukemia (“r/r AML”) to address the significant unmet need for better outcomes from treatment with therapeutics or from undergoing a bone marrow transplant (“BMT”).

Our Next Generation ARC Pipeline

Iomab-B is a targeted radiotherapy induction (disease control) and conditioning agent, comprised of the anti-CD45 monoclonal antibody apamistamab and the Iodine-131 (“I-131") radioisotope payload, intended to enable patient access to BMT, the only potentially curative treatment option for patients with r/r AML. Iomab-B has been studied in over 400 patients and is supported by data in six blood cancer indications, including a randomized Phase 3 trial in patients with r/r AML.

Actimab-A is being developed as a targeted radiotherapeutic that uses the Actinium-225 (“Ac-225") isotope payload directed against CD33, a target expressed ubiquitously in patients with AML and expressed in other myeloid malignancies. We are attempting to leverage the mutation-agnostic ability of Ac-225 to establish Actimab-A as a backbone therapy in AML, an extremely heterogenous and radiosensitive disease, as a single agent or in combinations with chemotherapy, targeted agents, cellular therapy and immunotherapy. Actimab-A has been studied in over 150 patients and is being developed in collaboration with the National Cancer Institute (“NCI”) under a Cooperative Research and Development Agreement (“CRADA”).

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

Iomab-B

Iomab-B is a targeted radiotherapy intended to provide both induction and conditioning in one agent. Iomab-B was evaluated in the randomized Study of Iomab-B in Elderly Relapsed and Refractory AML (“SIERRA”) trial. The Phase 3 SIERRA trial enrolled 153 patients with r/r AML and compared outcomes of patients receiving Iomab-B and a BMT for patients receiving physician’s choice of care with salvage chemotherapies and standard allogeneic BMT in the control arm. The SIERRA trial was conducted in accordance with guidance from the End of Phase 2 meeting with the FDA, which stated that positive results for durable Complete Remission (“dCR”) as the primary endpoint would be an acceptable endpoint to support an Iomab-B Biologics License Application (“BLA”) filing. The Iomab-B dose in the SIERRA trial was also individualized for each patient, based on the dosimetric infusion findings, to deliver 24 Gy radiation to the dose-limiting organ (typically the liver), or 48 Gy to the bone marrow, whichever was predicted to receive the highest estimated dose of radiation.

In February 2023, Actinium announced that the SIERRA trial met the primary endpoint with statistical significance, as 22% of patients (13/76) on the Iomab-B arm achieved dCR compared to 0% of patients (0/77) on the control arm resulting in a p-value of <0.0001. The SIERRA trial did not, however, meet the secondary endpoint in achieving a statistically significant improvement in overall survival in the intent to treat (“ITT”) population.

On September 19, 2024, the results of the SIERRA trial were published in the peer-reviewed Journal of Clinical Oncology, in an article titled, “Randomized Phase III SIERRA Trial of 131I-Apamistamab Before Allogeneic Hematopoietic Cell Transplantation Versus Conventional Care for Relapsed/Refractory Acute Myeloid Leukemia”.

Iomab-B Regulatory Status Update and Future Development

On August 5, 2024, Actinium announced that it concluded both its clinical and Chemistry, Manufacturing and Controls (“CMC”) interactions with the FDA regarding the BLA pathway for Iomab-B based on the SIERRA trial results. As previously disclosed, we had received positive feedback from the FDA regarding our CMC package for Iomab-B and were also assigned a BLA number. However, in the third quarter of 2024, the FDA provided definitive feedback that the SIERRA trial alone is not adequate to support a BLA filing for Iomab-B, despite (a) the SIERRA trial meeting the primary endpoint of dCR with statistical significance (p-value<0.0001) and other positive secondary endpoints including Event Free Survival (“EFS”) and safety, and (b) our presentation of several additional analyses from the SIERRA study, including long-term follow-up demonstrating a trend towards improved overall survival and evidence of survival benefit in patients with high-risk TP53 mutations, to support Iomab-B’s impact on overall survival. The FDA indicated that demonstrating an overall survival benefit in a randomized head-to-head trial is necessary and has advised us to conduct a study to evaluate allogeneic BMT using Iomab-B plus a reduced intensity conditioning regimen of fludarabine and total body irradiation (“Flu/TBI”) versus allogeneic BMT using reduced intensity conditioning comprised of cyclophosphamide plus Flu/TBI. This proposed additional study differs from the SIERRA trial, which allowed physician’s choice of salvage chemotherapies and heterogenous conditioning regimens in the control arm. Additionally, the proposed new study will not allow patients to cross over from the control arm, which was allowed in the SIERRA trial and confounded the overall survival analysis in the ITT patient population, as nearly 60% of patients crossed over from the control arm.

Actinium continued interactions with the FDA in the third quarter of 2024 to further discuss the specifics of the additional head-to-head clinical trial required by the FDA, including the patient population, which the FDA had suggested could include all adult AML patients. In the fourth quarter of 2024, Actinium conducted a further meeting with the FDA. Based on this meeting, Actinium believes it has aligned with the FDA on the patient population for a head-to-head Phase 3 clinical trial to further evaluate allogeneic BMT using Iomab-B plus a reduced intensity conditioning regimen of Flu/TBI versus allogeneic BMT using reduced intensity conditioning comprised of cyclophosphamide plus Flu/TBI in all adult patients aged 18 and above with active AML with blasts counts greater than 5% and less than 20%. This is a broader patient population than the patients enrolled on the SIERRA trial, which only enrolled patients aged 55 and above. Further, the FDA now requires that an additional dose optimization trial demonstrating safety and efficacy be completed to calculate the dose of Iomab-B based on absorbed dose by the bone marrow, rather than the maximum tolerable dose of 24 Gy of radiation to the liver as was done in the SIERRA trial based on several interactions we had with the FDA before starting the SIERRA trial. We are actively seeking a strategic partner for Iomab-B in the U.S. to advance the head-to-head clinical trial or other clinical development activity for Iomab-B.

As previously disclosed and noted above, Actinium also has a License Agreement with Immedica, granting Immedica the exclusive product rights for commercialization of Iomab-B in certain countries in the European Economic Area, Middle East and North Africa (“EUMENA”) region.

 Actimab-A

We have an industry-leading clinical development program investigating our alpha-particle therapy Actimab-A, a CD33 targeting ARC conjugated to the potent alpha radiation emitting isotope Ac-225. Actimab-A has been studied in over 150 patients across six clinical trials as both a single agent and in combination with other modalities such as chemotherapy and targeted therapy. The potent linear energy transfer emitted by Ac-225 has no known resistance mechanism and there is no known repair mechanism to the double strand DNA breaks it is capable of causing with a single alpha particle hit to a cell. Actimab-A is currently being developed in combination with other regimens, including chemotherapies such as CLAG-M and targeted agents such as venetoclax utilizing its potential mechanistic synergies. We are attempting to leverage the mutation-agnostic ability of Ac-225 to establish Actimab-A as a backbone therapy in AML, an extremely heterogenous and radiosensitive disease.

In 2023, we entered into a CRADA with NCI to develop Actimab-A for the treatment of patients with AML and other hematologic malignancies. The NCI will serve as the regulatory sponsor for any clinical trials mutually approved by both parties to study Actimab-A, and the CRADA will provide extensive support for and accelerate the development of Actimab-A alone or in combination with chemotherapy, immunotherapy, targeted agents and other novel combinations. The CRADA studies will be overseen by the NCI in collaboration with Actinium’s clinical development team, where we have the right to review and approve all protocols and have full rights to all data. The NCI CRADA provides for us to supply Actimab-A and for NCI to cover all clinical trial execution and development expenses. The NCI CRADA is anticipated to have a balance sheet sparing impact over the next several years. The NCI Cancer Therapy Evaluation Program (“CTEP”), which sponsors approximately two thirds of all combination cancer studies, will accept Letters of Intent (“LOIs”) or concepts for Phase 1, 2 or 3 studies of Actimab-A in AML and other hematological malignancies. To date, multiple Actimab-A study proposals have been submitted to the NCI, which are being mutually reviewed and considered. We expect the NCI to initiate further development of Actimab-A in combination with CLAG-M and other targeted agents to broaden the scope of its development in AML and other myeloid malignancies.

On October 23, 2024, the NCI announced that its myeloMATCH program was officially open to patient enrollment across the U.S. and Canda. MyeloMATCH is a portfolio of clinical trials to test precision medicine treatments for adults with AML or myelodysplastic syndrome (“MDS”) being designed and led by four leading cancer research organizations including the Alliance for Clinical Trials in Oncology, Canadian Cancer Trials Group, ECOG-ACRIN Cancer Research Group, and SWOG Cancer Research Network in collaboration with the NCI National Clinical Trials Network (“NCTN”). Collectively, the myeloMATCH program expects to open trials at hundreds of cancer care sites across the U.S. and Canada with the goal of enrolling 5,000 or more patients over the next several years. Under our CRADA with the NCI, Actimab-A is part of the myeloMATCH program and may be included in future clinical trials.

Actimab-A Regulatory and Development Update

In the third quarter of 2024, we met with the FDA to discuss the continued development of Actimab-A in combination with CLAG-M in patients with r/r AML. We have aligned with the FDA on an operationally seamless randomized Phase 2/3 clinical trial design. Based on our interactions with the FDA, this trial will first complete a Phase 2 portion where the Actimab-A dose will be optimized in combination with CLAG-M. Once the optimized Actimab-A dose is determined, we expect the trial will seamlessly advance to the Phase 3 portion of the study, which is expected to reduce time and resources required compared to separate Phase 2 and Phase 3 studies. We are also working to evaluate and develop multiple clinical trials for Actimab-A across the treatment journey in AML and other myeloid indications, which could be conducted under the NCI CRADA, investigator sponsored trials (“ISTs”) or Actinium’s sponsorship.

We continue to advance our preclinical R&D efforts to further support the mutation agnostic profile of Actimab-A in AML and other CD33 expressing hematologic malignancies as well as provide support for novel combinations to support its backbone therapy profile. In June 2024, we presented the first-ever preclinical data demonstrating the combination of Actimab-A with leading menin inhibitors resulted in anti-tumor control and potent leukemia cell killing in AML models at the 2024 European Hematology Association (“EHA”) Congress. We studied Actimab-A in combination with the leading menin inhibitors, revumenib (Syndax Pharmaceuticals, Inc.) and ziftomenib (Kura Oncology, Inc.), which are being developed for patients with KMT2A rearrangements and NMP1 mutations, which are present in approximately 10% and 30% of AML patients, respectively. Actimab-A as a single agent showed potent in vitro AML cell killing activity in both MV-4-11 and MOLM-13 KMT2A mutant cell lines, compared to the non-radio conjugated CD33 antibody lintuzumab (p<0.0001) and the combination of Actimab-A with leading menin inhibitors triggered an acute increase in AML necrosis and cell death in vivo relative to single agent therapy within 72 hours of dosing. Actimab-A enhanced AML cell death when combined with both revumenib and ziftomenib at all dose levels in difficult to treat KMT2A mutant AML. Anti-tumor effect was significantly potentiated and prolonged when combining Actimab-A with a leading menin inhibitor compared to monotherapies in xenograft leukemia models in vivo (p<0.0024 Actimab-A + menin). We have also evaluated Actimab-A in combination with FLT3 (Fms-like tyrosine kinase 3) inhibitors such as gilteritinib (Astellas Pharma, Inc.) and midostaurin (Novartis Pharmaceuticals, Inc.). FLT3 is one of the most commonly mutated genes in AML and is associated with aggressive disease with poor outcomes. Actimab-A was shown to have single-agent activity against FLT3 mutant AML cell lines, supporting its mutation-agnostic mechanism, and enhanced the anti-leukemic activity of the FLT3 inhibition in vitro.

 We have also generated preclinical data that depicts Actimab-A’s role in the tumor microenvironment to overcome immunosuppression driven by myeloid-derived suppressor cells (“MDSCs”). We believe that our findings show that Actimab-A has the potential to selectively deplete MDSCs in lung, colorectal and other cancers. Actimab-A also demonstrated statistically significant depletion of human MDSCs compared to Mylotarg®, a CD33-targeted antibody-drug conjugate (“ADC”) in colorectal cancer (p<0.01), highlighting the potent cytotoxicity and potential therapeutic benefit of radiotherapy compared to naked antibodies or ADCs.

Given the potentially large addressable patient population for Actimab-A in both hematologic malignancies and solid tumors, we are open to pursuing strategic partnerships or collaborations beyond our CRADA with the NCI that can further advance Actimab-A’s development for the benefit of patients.

Iomab-ACT

The opportunity exists for better conditioning in other areas of cellular therapy, and we are working on a next generation conditioning program, Iomab-ACT, for the rapidly growing cell and gene therapy market, as well as BMT conditioning for non-malignant hematologic indications such as sickle cell disease. We are studying Iomab-ACT in collaboration with Memorial Sloan Kettering Cancer Center (“MSKCC”), for conditioning prior to CAR-T therapy for patients with relapsed or refractory B-cell acute lymphoblastic leukemia (“B-ALL”) or diffuse large B-cell lymphoma (“DLBCL”). This study funded by a NIH grant is the first study of its kind to use an ARC, with CAR-T therapy. In October 2023, we announced the extension of a NIH Small Business Technology Transfer grant to support the clinical collaboration with MSKCC. Most recently, at the 2024 Tandem Meetings | Transplantation & Cellular Therapy Meetings of ASTCT and CIBMTR, we presented results from the ongoing Phase 1 trial. No patients (0/4) developed Immune Effector Cell-Associated Neurotoxicity Syndrome (“ICANS”) of any grade, a major safety measure of the study, as ICANS is observed in 25% or more of patients with r/r B-ALL and DLBCL treated with various CAR T-cell products and negligible incidence of cytokine release syndrome (“CRS”). Iomab-ACT demonstrated transient depletion of peripheral blood lymphocytes and monocytes. Persistence of CAR T-cells up to 8 weeks and minimal non-hematologic toxicities have been observed to date.

In May 2024, we announced FDA clearance of an IND for a new clinical trial that will study Iomab-ACT as targeted conditioning prior to patients receiving an FDA approved commercial CAR-T therapy. To our knowledge, this will be the first trial to study a targeted radiotherapy conditioning agent with a commercial CAR-T therapy. Given the robust clinical data that exists with commercial CAR-T therapies, we believe this trial may demonstrate the potential for Iomab-ACT to improve outcomes over current chemotherapy conditioning regimens, which we are seeking to replace and provide patients better access to CAR-T. We expect to commence patient enrollment of this study in the first quarter of 2025 and generate proof of concept clinical data by year end 2025.

In July 2024, we announced a program for Iomab-ACT focused on providing patients with sickle cell disease broader access to cellular therapies including bone marrow transplant and gene therapies. We also announced in July 2024 the FDA clearance of an IND for an investigator led clinical trial to study Iomab-ACT as targeted conditioning prior to a BMT for patients with sickle cell disease in collaboration with Columbia University. Sickle cell disease is a rare, debilitating and life-threatening blood disorder with significant unmet need that affects approximately 100,000 people in the U.S. Patients with sickle cell disease have a mutation that causes red blood cells to develop a crescent or “sickle” shape, which restrict the flow in blood vessels and limit oxygen delivery to the body’s tissues, leading to severe pain and organ damage called vaso-occlusive events (“VOEs”) or vaso-occlusive crises (“VOCs”). The recurrence of these events or crises can lead to life-threatening disabilities and/or early death. A BMT is a potentially curative treatment option for patients with sickle cell disease, particularly in pediatric patients who have had complications such as strokes, acute chest crises or recurring pain crises due to their disease. We expect patient enrollment for the Phase 1 trial to commence in the first half of 2025 with initial safety and efficacy results from the initial cohort of patients receiving Iomab-ACT prior to a BMT for their sickle cell disease beginning in 2025. If successful, the trial is expected to inform a clinical trial to evaluate Iomab-ACT as a targeted conditioning agent prior to gene therapy for which there are two approved agents for patients with sickle cell disease, Casgevy (Vertex Pharmaceuticals, Inc.) and Lyfgenia (Bluebird Bio, Inc.).

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

R&D and Preclinical ARC Programs

Our R&D capabilities have the potential to yield differentiated, high-value ARC programs that demonstrate our experience across multiple validated cancer targets and isotopes and cover broad areas of focus, leveraging our clinical development experience across hematology, targeted conditioning, solid tumors, and next generation radiotherapies. We develop ARC product candidates that target antigens expressed on certain cancer cell types and are able to destroy cellular DNA and kill these cells with the energy that they emit. The efficacy of ARCs does not require internalization and stable linkers minimize off-target toxicity of the payload.

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

We currently believe that our ARCs are less likely than small molecules to face pricing pressure and negotiation from the Inflation Reduction Act of 2022 (“IRA”), given that small molecules are at risk for pricing negotiations seven years after approval compared to eleven years for biologics with negotiated prices taking effect two years after selection. Further, a drug or biological product that has an orphan drug designation, which Iomab-B and Actimab-A both have, for only one rare disease or condition will be excluded from the IRA’s price negotiations requirements  until such time the biological products has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. In addition, regulatory barriers for a generic ARC are much higher than for small molecule radioligands such as those under development or approved, namely, Pluvicto®, Lutathera®, and Xofigo®. While generic versions of certain radiopharmaceuticals utilizing peptides, which are considered small molecules, have been submitted to the FDA via the ANDA pathway, ARCs fall under biologics. For this reason, only the biosimilar approach pertains to ARCs filed under 351(k) BLA pathway. The regulatory pathway for biosimilar is much more comprehensive than the pathway for generics, and it has not been proven that biosimilars are interchangeable with the innovator’s ARCs. In addition, we are not aware of any regulations that would require us to provide Iomab-B or Actimab-A, including their respective monoclonal antibodies (“mAbs”), apamistamab and lintuzumab, to any third party or potential competitor.

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

Our Platform and Ac-225 Manufacturing Technology

Our proprietary technology platform is built on the core competency to produce targeted radiotherapeutics, and coupled with our know-how and intellectual property, establishes our company in the development of isotope-agnostic, multi-targeted product candidates that have the potential to address the treatment of hard-to-treat diseases. In our clinical and preclinical programs, we have utilized multiple isotopes including Ac-225, I-131 and Lu-177 directed at multiple targets in oncology and hematology such as CD45, CD33, CD38, HER2, among others. Our targeted radiotherapies combine the cell-killing ability of radiation via a radioisotope payload with a targeting agent, such as a monoclonal antibody.

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

Our extensive know-how related to this production technology is supported by five issued patents in the U.S. and 41 patents internationally and covers:

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

We have established an actively managed end-to-end supply chain that encompasses isotope sourcing through drug administration at the point of care and as a result of our approach, we have reliably supplied drug to all patients enrolled in our clinical trials. We believe we have a thorough understanding and working knowledge of the intricacies required to manufacture and distribute radiotherapies. Through our clinical experience with, we have developed a wealth of proprietary knowledge to enable coordination between us and all key stakeholders including, but not limited to hematologists/oncologists, infusion center and in patient rooms, nuclear medicine and radiology, hot labs and radio-pharmacies, and radiation safety committees, among others. We utilize contract development and manufacturing organizations (“CDMOs”) to manufacture our finished drug products and have selected CDMOs based on their clinical and commercial supply capabilities including significant experience in the international supply of radiotherapies. We have scaled deliberately for manufacturing flexibility  and will continue to evaluate additional CDMOs.

Intellectual Property

Our proprietary technology platform is supported by IP, know-how and trade secrets that cover the generation, development, methods of use and manufacture of targeted radiotherapies and their select components. Our IP covers various methods of use in multiple diseases, including indication, dose and scheduling, radionuclide warhead, and therapeutic combinations.

As of November 14, 2024, our patent portfolio is comprised of over 230 issued patents and pending patent applications worldwide, which we believe constitutes a valuable business asset. Our IP includes 47 patent families, including key patents that relate primarily to our radiotherapeutic candidates. Our patent portfolio includes 20 issued patents and 48 pending patent applications in the U.S., and over 165 that are issued or pending internationally. The effective lives of the issued patents in our portfolio, or patents that may issue from the pending applications in our portfolio, ranges from expirations between 2025 and 2045.

For our Iomab-B product candidate, we have four issued patents in the U.S. and issued patents in Canada, Europe and Japan that relate to its composition. The basic patent terms of these patents expire in 2036 and 2037. Related patent applications are also currently pending in the U.S. and internationally. In addition, we own both U.S. and international pending patent applications that relate to the use of Iomab-B or Iomab-ACT with currently issued U.S. patent protection into 2040 for the use of Iomab-ACT in connection with genetically modified hematopoietic stem cell therapy for the treatment of non-malignant conditions.

Our patents also cover key areas of our business such as manufacturing key components of our product candidate, Actimab-A, including producing Ac-225 in a cyclotron. We have expertise in utilizing the alpha emitting isotope Ac-225 including clinical experience in treating approximately 150 patients with our alpha-emitter-based therapies, “gold standard” linker technology and five issued patents in the U.S. and 41 patents internationally related to the manufacturing of Ac-225 in a cyclotron, which we believe has the potential to produce higher quantities of Ac-225 than currently utilized methods. In addition, we also own U.S. and international patents and pending patent applications that relate to the manufacturing of Actimab-A and its use in the treatment of cancers.

Human and Intellectual Capital

As of November 4, 2024, we have 37 full-time employees. Over forty percent of our employees have advanced scientific and medical degrees across our Clinical, R&D, CMC and business and corporate development teams. In the third quarter of 2024, our overall headcount reduced by approximately twenty percent, with a majority of these former employees being from our clinical and CMC groups. As a result of these departures, we expect our personnel expenses to be reduced by approximately $3.7 million in 2025, which may be offset by additional hires or consultants. We do not expect these departures to have a material impact on our operations or ability to execute our operating plan and we are actively seeking a strategic partner for Iomab-B in the U.S. to advance the head-to-head clinical trial or other clinical development activity for Iomab-B.

Results of Operations – Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Three Months Ended September 30,
(in thousands)	2024	2023

Revenue:
Revenue	$-	$-
Other revenue	-	-
Total revenue	-	-

Operating expenses:
Research and development, net of reimbursements	9,774	11,622
General and administrative	2,827	2,729
Total operating expenses	12,601	14,351

Other income:
Interest income – net	1,033	1,075
Total other income	1,033	1,075

Net loss	$(11,568)	$(13,276)

Revenue

We recorded no commercial revenue for the three months ended September 30, 2024 and September 30, 2023.

Other revenue

The National Institutes of Health awarded us a Small Business Technology Transfer cost reimbursable grant to support a clinical collaboration with Memorial Sloan Kettering Cancer Center, or MSK, to study Iomab-ACT, our CD45-targeting Antibody Radio-Conjugate, for targeted conditioning to achieve lymphodepletion prior to administration of a CD19-targeted CAR T-cell therapy developed at MSK. There was no other revenue recognized for the three months ended September 30, 2024 and 2023, respectively.

As noted above, on April 7, 2022, we entered into a License Agreement with Immedica, pursuant to which Immedica licensed the exclusive product rights for commercialization of Iomab-B in certain countries in the EUMENA region. Upon signing, we were entitled to an upfront, non-refundable payment of $35 million from Immedica, which was received in May 2022. Under the terms of the License Agreement, we are eligible to receive certain regulatory and commercial milestone payments and royalties on net sales of the product in certain countries that may result from the License Agreement. We continue to retain commercialization rights in the U.S. and rest of the world.

Our contract liabilities are recorded within Other revenue deferred – current liability or Long-term license revenue deferred in our condensed consolidated balance sheets depending on the short-term or long-term nature of the payments to be recognized. Our contract liabilities primarily consist of advanced payments from licensees. There was no Other revenue deferred-current liability at September 30, 2024 and December 31, 2023. Long-term license revenue deferred was $35 million at September 30, 2024 and December 31, 2023, resulting from the receipt from Immedica; this deferred revenue will be recognized upon the European Union’s regulatory approval of Iomab-B or provision of definitive feedback that Iomab-B will not receive approval in the European Union.

Research and Development Expense, net of reimbursements

Research and development expenses of $9.8 million for the three months ended September 30, 2024 decreased $1.8 million from $11.6 million for the three months ended September 30, 2023. The decrease is primarily a result of a decline in Chemistry, manufacturing and controls, or CMC, expenses of $5.5 million and lower consulting expenses of $0.5 million, both due to lower activity in 2024 related to Iomab-B. These declines were partially offset by increased preclinical expenses of $3.9 million.

General and administrative expense

General and administrative expenses of $2.8 million for the three months ended September 30, 2024 increased by $0.1 million from $2.7 million for the three months ended September 30, 2023, primarily due to higher non-cash stock compensation expense of $0.5 million, partially offset by lower compensation expense of $0.3 million due to lower headcount.

Other income

Other income is comprised of net interest income in both reporting periods. The amount for the three months ended September 30, 2024 and 2023 of $1.0 million in each reporting period was virtually unchanged from the same time period in the prior year.

Net loss

Net loss of $11.6 million for the three months ended September 30, 2024 decreased by $1.7 million from $13.3 million for the three months ended September 30, 2023 due to lower research and development expenses partially offset by higher general and administrative expenses.

Results of Operations –Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Nine Months Ended September 30,
(in thousands)	2024	2023

Revenue:
Revenue	$-	$-
Other revenue	-	-
Total revenue	-	-

Operating expenses:
Research and development, net of reimbursements	25,234	30,552
General and administrative	9,382	11,025
Total operating expenses	34,616	41,577

Other income:
Interest income – net	3,025	2,083
Total other income	3,025	2,083

Net loss	$(31,591)	$(39,494)

Revenue

We recorded no commercial revenue for the nine months ended September 30, 2024 and 2023, respectively.

Other revenue

There was no other revenue recognized for the nine months ended September 30, 2024 and 2023, respectively.

Research and Development Expense, net of reimbursements

Research and development expenses of $25.2 million for the nine months ended September 30, 2024 decreased $5.4 million from $30.6 million for the nine months ended September 30, 2023. CMC expenses declined $9.7 million and consulting expenses declined $1.7 million due to lower CMC activity related to Iomab-B. These declines were partially offset by increased preclinical expenses of $4.9 million, and as a result of higher headcount, increased compensation expense of $0.8 million and non-cash stock compensation expense of $0.2 million.

General and administrative expense

General and administrative expenses of $9.4 million for the nine months ended September 30, 2024 decreased by $1.6 million from $11.0 million for the nine months ended September 30, 2023. Lower expenses were primarily the result of lower consulting fees and legal fees of $1.7 million, lower compensation expense of $0.5 million due to lower headcount, and lower office expenses of $0.5 million, partially offset by higher non-cash stock compensation expense of $1.0 million.

Other income

Other income is comprised of net interest income in both reporting periods. The amount for the nine months ended September 30, 2024 of $3.0 million increased $0.9 million from $2.1 million for the nine months ended September 30, 2023 due to higher average interest rates.

Net loss

Net loss of $31.6 million for the nine months ended September 30, 2024 decreased by $7.9 million from $39.5 million for the nine months ended September 30, 2023 due to lower research and development expenses, lower general and administrative expenses and a higher level of other income.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through sales of shares of our stock. The following table sets forth selected cash flow information for the periods indicated:

	For the Nine Months Ended September 30,
(in thousands)	2024	2023

Cash used in operating activities	$(27,321)	$(39,845)
Cash used in investing activities	(11)	(153)
Cash provided by financing activities	29,324	13,678

Net change in cash, cash equivalents and restricted cash	$1,992	$(26,320)

Net cash used in operating activities for the nine months ended September 30, 2024 of $27.3 million decreased by $13.5 million from $39.8 million in the prior-year period, primarily as a result of a lower net loss of $7.9 million, and compared to the prior-year period, a reduction in prepaid expenses of $1.7 million and an increase in accounts payable and accrued expenses of $1.2 million.

Net cash used in investing activities was $11 thousand and $153 thousand for the nine months ended September 30, 2024 and 2023, respectively, due to the purchase of equipment.

Net cash provided by financing activities was $29.3 million and $13.7 million for the nine months ended September 30, 2024 and 2023, respectively, primarily from the sale of common stock.

In August 2020, we entered into the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we are able to sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of our common stock. On June 28, 2022, we entered into an Amendment and Restated Capital on Demand™ Sales Agreement, or the Amended Sales Agreement, with JonesTrading and B. Riley Securities, Inc. The Amended Sales Agreement modifies the original Capital on Demand™ Sales Agreement to include B. Riley as an additional sales agent thereunder. Shares of common stock are offered pursuant to a shelf registration statement on Form S-3 (File No. 333-273911), which was declared effective February 5, 2024, including a base prospectus covering the offering, issuance and sale of up to $500 million of common stock, preferred stock, warrants, units and/or subscription rights; and a sales agreement prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of $200 million of common stock that may be issued and sold under the Amended Sales Agreement. For the nine months ended September 30, 2024, we sold 3.5 million shares of common stock, resulting in gross proceeds of $29.9 million and net proceeds of $29.3 million. For the nine months ended September 30, 2023, we sold 3.0 million shares of common stock, resulting in gross proceeds of $18.9 million and net proceeds of $18.3 million.

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

In October 2021, FASB issued ASU 2021-08, Business Combinations (Topic 805), Account for Contract Assets and Contract Liabilities from Contracts with Customers, which provides guidance on accounting for contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. To achieve this, an acquirer may assess how the acquiree applied ASC 606 to determine what to record for the acquired revenue contracts. Generally, this should result in an acquirer recognizing and measuring the acquired contract assets and contract liabilities consistent with how they were recognized and measured in the acquiree’s financial statements. The amendments of ASU 2021-08 were effective January 1, 2023, including interim periods. We will evaluate the impact of ASU 2021-08 on any future business combinations we may enter in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are not currently exposed to significant market risk related to changes in interest rates. As of September 30, 2024, our cash equivalents consisted primarily of short-term money market funds. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. Due to the short-term nature of the cash equivalents in our portfolio and the low risk profile of our cash equivalents, an immediate 10% change in interest rates would not have a material effect on the fair market value of our financial position or results of operations.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2024 and 2023.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of September 30, 2024, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting during the period covered by this Quarterly Report of Form 10-Q that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Risk Factors

We are providing the following summary of the risk factors contained in this Quarterly Report on Form 10-Q to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Quarterly Report on Form 10-Q in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

●	We are a clinical-stage company and have generated no revenue from commercial sales to date;

●	We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future;

●	If we fail to obtain additional financing, we will be unable to continue or complete our product development or product commercialization and you will likely lose your entire investment;

●	We are highly dependent on the clinical, regulatory and commercial success of Iomab-B, Actimab-A, Iomab-ACT and other pipeline candidates which we may never achieve;

●	We continuously evaluate our business strategy and may modify our strategy as necessary to respond to developments in our business and other factors, and any such modification, if not successful, could have a material adverse effect on our business, financial condition, and results of operations;

●	Our business could be adversely affected by the effects of future health epidemics;

●	Our business is subject to cybersecurity risk;

●	We have not demonstrated that any of our products are safe and effective for any indication and will continue to expend substantial time and resources on clinical development before any of our current or future product candidates will be eligible for FDA approval, if ever;

●	Our clinical trials may fail to demonstrate adequately the efficacy and safety of our product candidates, which would prevent or delay regulatory approval and commercialization;

●	Preliminary, Interim, and “top-line” data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.;

●	Healthcare legislative reform measures intended to increase pressure to reduce prices of pharmaceutical products paid for by Medicare or, otherwise, affect the federal regulation of the U.S. healthcare system could have a material adverse effect our business, future revenue, if any, and results of operations;

●	We may rely on third parties to conduct certain aspects of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates;

●	We currently depend on single third-party manufacturers to produce our pre-clinical and clinical trial drug supplies. Any disruption in the operations of our current third-party manufacturers, or other third-party manufacturers we may engage in the future, could adversely affect our business and results of operations;

●	Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences;

●	Our patent position is highly uncertain and involves complex legal and factual questions.

●	The use of hazardous materials, including radioactive and biological materials, in our research and development efforts imposes certain compliance costs on us and may subject us to liability for claims arising from the use or misuse of these materials;

●	We are highly dependent on our key personnel, and the demand for talent in the biotechnology industry is highly competitive; if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement or execute our business strategy;

●	Certain provisions of our Certificate of Incorporation and Bylaws and Delaware law make it more difficult for a third party to acquire us and make a takeover more difficult to complete, even if such a transaction were in our stockholders’ interest; and

●	Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

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

We are not profitable and have incurred losses in each period since our inception. As of September 30, 2024 and December 31, 2023, we had an accumulated deficit of $369.2 million and $337.6 million, respectively. We reported a net loss of $31.6 million and $39.5 million for the nine months ended September 30, 2024 and 2023, respectively. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, which would have an adverse effect on our business prospects, financial condition and results of operation.

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

We are highly dependent on the clinical, regulatory and commercial success of Iomab-B, Actimab-A, Iomab-ACT and other pipeline candidates which we may never achieve

None of the drug candidates we are developing, or have developed, have received regulatory approval. Based on the current status of our pipeline candidates, it will likely take several years or additional clinical studies before we can seek approval for any drug candidate.

As for Iomab-B in particular, as previously disclosed, we completed the pivotal Phase 3 SIERRA trial (Study of Iomab-B in Elderly Relapsed or Refractory AML) and presented the trial results in February 2023, which were expected to support a BLA filing. The SIERRA trial met the primary endpoint of dCR with statistical significance (p-value<0.0001) but did not meet the secondary endpoint in achieving a statistically significant improvement in overall survival in the intent to treat population. On August 5, 2024, we announced that the FDA determined that the SIERRA trial alone is not adequate to support a BLA filing and is requiring an additional randomized head-to-head clinical trial to demonstrate an overall survival benefit in an intent to treat population. Further, the FDA now requires an additional dose optimization trial to calculate the dose of Iomab-B based on absorbed dose by the bone marrow, rather than the maximum tolerable dose of 24 Gy of radiation to the liver as was done in the SIERRA trial based on several interactions with the FDA prior to the start of the SIERRA trial. Based on this revised approach now required by the FDA, the safety and efficacy data generated from all Iomab-B studies, including the SIERRA trial, are inadequate to seek regulatory approval for Iomab-B, as dosing based on maximum tolerable dose of 24 Gy to the liver will lead to variable doses to the bone marrow (the target organ), result in underdosing or overdosing of patients and translate to a global patient safety risk. We are seeking a strategic partner for the U.S. in order to conduct the additional studies required by the FDA; however, we may not be successful in our efforts to find such a partner, or the trials and studies may not be successful. Further, there are no assurances that we can satisfy all of the FDA’s requests, and there could be additional regulatory hurdles that may result in either non-acceptance or non-approval of a future BLA filing. The U.S. commercial opportunity for Iomab-B may thus never be realized.

As previously disclosed and noted above, Actinium has licensed to Immedica the exclusive product rights for commercialization of Iomab-B in the EUMENA region. We are evaluating the impact of the FDA’s 2024 determination of the SIERRA trial results in the context of global regulatory submissions for Iomab-B and at this time there can be no assurance of filings for regulatory approval, obtaining regulatory approvals, or successful commercialization of Iomab-B including on a global basis.

Our Actimab-A drug candidate was studied in a Phase 2 clinical trial as a monotherapy and we are now studying it in combination with other therapies. We have aligned with the FDA on an operationally seamless Phase 2/3 trial that is intended to support a BLA filing. There can be no assurance that the Phase 2 portion of the trial will be successful and support advancing to the Phase 3 portion of the trial. In addition, our Iomab-ACT drug candidate has only been studied in a limited number of human subjects in a Phase 1 trial with a novel CAR-T therapy. While the initial results from this trial were encouraging, there can be no assurance that future results with Iomab-ACT from the commercial CAR-T trial at UTSW or sickle cell conditioning trial at Columbia will be positive.

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

Risks Related to Regulation

The FDA, EMA or comparable foreign regulatory authorities may disagree with our regulatory plans and we may fail to obtain regulatory approval of our product candidates.

Our products are subject to rigorous regulation by the FDA, EMA and numerous other federal, state and foreign governmental authorities. The process of seeking regulatory approval to market an antibody radiation-conjugate product is expensive and time-consuming, and, notwithstanding the effort and expense incurred, approval is never guaranteed. If we are not successful in obtaining timely approval of our products from the regulators, we may never be able to generate significant revenue and may be forced to cease operations. In particular, the FDA permits commercial distribution of a new antibody radiation-conjugate product only after a BLA for the product has received FDA approval. The BLA process is costly, lengthy and inherently uncertain. Any BLA filed by us will have to be supported by extensive data, including, but not limited to, technical, preclinical, clinical trial, chemistry, manufacturing and controls and labeling data, to demonstrate to the FDA’s satisfaction the safety and efficacy of the product for its intended use. The lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects. In addition, even if we were to obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications than we request, may not obtain the price we intend to charge for our products, may grant approval contingent on the performance of costly post-marketing clinical trials, or may approve a product candidate with a label that does not include the labeling claims necessary or desirable for the successful commercialization of that product candidate. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

For instance, as for Iomab-B, despite the Phase SIERRA 3 trial meeting the primary endpoint of durable Complete Remission (dCR) with statistical significance (p-value<0.0001), the FDA has determined that demonstrating an overall survival benefit in a randomized head-to-head trial is required for a BLA filing. In addition, the FDA now requires that an additional dose optimization trial demonstrating safety and efficacy be completed to calculate the dose of Iomab-B based on absorbed dose by the bone marrow, rather than the maximum tolerable dose of 24 Gy of radiation to the liver as was done in the SIERRA trial based on several interactions we had with the FDA before starting the SIERRA trial. The head-to-head Phase 3 trial will evaluate allogeneic bone marrow transplant (BMT) using Iomab-B plus a reduced intensity conditioning regimen of fludarabine and total body irradiation (Flu/TBI) versus allogeneic BMT using reduced intensity conditioning comprised of cyclophosphamide plus Flu/TBI. This is different from the SIERRA trial, which allowed physician’s choice of salvage therapies and heterogenous conditioning regimens in the control arm. However, there are no assurances that the additional trials will be successful or that we can satisfy all of the FDA’s requests. There could be additional regulatory hurdles that may result in either non-acceptance or non-approval of a future BLA filing.

As previously disclosed and noted above, Actinium has licensed to Immedica the exclusive product rights for commercialization of Iomab-B in the EUMENA region. We are evaluating the impact of the FDA’s 2024 determination of the SIERRA trials results on global regulatory submissions for Iomab-B and at this time, there can be no assurance of global filings for regulatory approval, obtaining regulatory approvals, or successful commercialization of Iomab-B on a global basis.

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

The approval process in the United States and in other countries could result in unexpected and significant costs for us and consume management’s time and other resources. The FDA, EMA and other foreign regulatory agencies could ask us to supplement our submissions, collect non-clinical data, conduct additional clinical trials or engage in other time-consuming actions, or it could simply deny our applications. In addition, even if we obtain approval to market our products in the United States or in other countries, the approval could be revoked, or other restrictions imposed if post-market data demonstrates safety issues or lack of effectiveness. We cannot predict with certainty how, or when, the FDA, EMA or other regulatory authorities will act. If we are unable to obtain the necessary regulatory approvals, our financial condition and cash flow may be materially adversely affected, and our ability to grow domestically and internationally may be limited. Additionally, even if we obtain approval, regulatory authorities may approve any of our product candidates for fewer or more limited indications that we request. The Company’s products may not be approved for the specific indications that are most necessary or desirable for successful commercialization or profitability.

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

In the United States, the FDA regulates pharmaceutical and biological product candidates under the FDCA and the Public Health Service Act (“PHSA”), as well as their respective implementing regulations. Such products and product candidates are also subject to other federal, state, and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations requires the expenditure of substantial time and financial resources. The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests and animal studies in accordance with FDA’s good laboratory practices (“GLPs”) and applicable requirements for the humane use of laboratory animals or other applicable regulations;

●	submission to the FDA of an Investigational New Drug (“IND”), which must become effective before human clinical trials in the United States may begin;

●	performance of adequate and well-controlled human clinical trials in accordance with FDA’s IND regulations, good clinical practices (“GCPs”), and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;

●	submission to the FDA of a BLA for marketing approval that meets applicable requirements to ensure the continued safety, purity, and potency of the product that is the subject of the BLA based on results of preclinical testing and clinical trials;

●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced, to assess compliance with current good manufacturing practices (“cGMPs”) and assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;

●	potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the BLA; and

●	FDA review and approval, or denial, of the BLA.

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

For instance, we worked with the FDA to develop the SIERRA clinical trial to test the safety and efficacy of Iomab-B in patients with r/r AML who are aged 55 and above prior to a BMT. Even though the SIERRA trial met the primary endpoint of dCR with statistical significance (p-value<0.0001), the FDA has determined that the analyses from the SIERRA trial do not support a BLA filing for Iomab-B. The FDA now requires an additional head-to-head Phase 3 clinical study. We have further discussed the specifics of this additional clinical trial with the FDA. Based on these discussions, Actinium believes it has aligned with the FDA on the patient population for this additional clinical trial, which can include all adult patients aged 18 and above with active AML with blasts counts greater than 5% and less than 20%. This is a broader patient population than the patients enrolled on the SIERRA trial, which only enrolled patients aged 55 and above. Further, the FDA now requires that an additional dose optimization trial demonstrating safety and efficacy be completed to calculate the dose of Iomab-B based on absorbed dose by the bone marrow, rather than the maximum tolerable dose of 24 Gy of radiation to the liver as was done in the SIERRA trial based on several interactions we had with the FDA before starting the SIERRA trial. We are seeking a strategic partner for Iomab-B in the U.S. to advance these additional trials. Even if we are able to secure a partner, there are no assurances that the additional trials will be successful or that we can satisfy all of the FDA’s requests. There could be additional regulatory hurdles that may result in either non-acceptance or non-approval of a future BLA filing which, in addition to clinical data, encompasses preclinical, CMC, labeling and other information.

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

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims or that the FDA or foreign authorities will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses. If FDA concludes that the clinical trials for Iomab-B, Actimab-A, Iomab-ACT, or any other product candidate for which we might seek approval, have failed to demonstrate safety and effectiveness, we would not receive FDA approval to market that product candidate in the United States for the indications sought. In addition, such an outcome could cause us to abandon the product candidate and might delay the development of others. Any delay or termination of our clinical trials will delay or preclude the filing of any submissions with the FDA and, ultimately, our ability to commercialize our product candidates and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of a product candidate’s profile.

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

Our CD33 program is expected to be comprised of several clinical trials conducted under the CRADA with NCI, Actinium sponsored trials, or investigator-initiated trials in AML and other myeloid indications that will study the same drug construct consisting of lintuzumab-Ac-225. Negative results from any of these trials could negatively impact our ability to enroll or complete our other trials studying lintzumab-Ac-225, including future studies conducted under our CRADA with the NCI. Additionally, negative outcomes including safety concerns, may result in the FDA requiring amendment to certain clinical trials, placing a clinical hold on certain or all clinical trials or discontinuing other trials utilizing lintuzumab-Ac-225.

We may be unable to obtain a sufficient supply of isotopes to support clinical development or at commercial scale.

Iodine-131 is a key component of our Iomab-B drug candidate. We source medical grade I-131 from multiple suppliers, including two leading global manufacturers. Currently, we believe there is sufficient supply of I-131 to support additional trials we may undertake utilizing I-131 and for future commercialization of potential I-131 based products. We continually evaluate I-131 manufacturers and suppliers. While we consider I-131 to be commoditized and obtainable through several suppliers, there can be no guarantee that we will be able to secure I-131 or obtain I-131 on terms that are acceptable to us.

Actinium-225 is a key component of our Actimab-A product candidate, technology platform, preclinical R&D programs and other drug candidates that we might consider for development with the Ac-225 payload. We have secured multiple suppliers that are expected to provide cGMP Ac-225 for our planned clinical trials. There are adequate quantities of Ac-225 available today to meet our current needs via our present supplier, the Department of Energy (“DOE”), who has been our primary supplier of Ac-225 historically. The Ac-225 currently supplied for our clinical trials from the DOE is derived from the natural decay of thorium-229 from so-called ‘thorium-cows’ and is able to produce sufficient quantities that are several multiples of the amount of Ac-225 we require to supply our clinical programs through to early commercialization phase. The DOE is also producing Ac-225 from a recently developed alternative route for Ac-225 production via a linear accelerator that is currently being evaluated by us. Initial preclinical and modelling results have indicated that the linear accelerator sourced Ac-225 does not impact labelling efficiency and expected distribution. In accordance with representations made by the DOE, the capacity of Ac-225 from this route is expected to be sufficient to supply all of Actinium’s pipeline and commercial Ac-225 needs and support new program expansion by not just Actinium but also other companies that are developing Ac-225 based products. Additional routes of Ac-225 production are being pursued by the DOE including the generation of new thorium cows and production via a cyclotron. The cyclotron production method for Ac-225 production leverages Actinium’s proprietary technology and know-how and presents an additional path towards production of high-quality Ac-225 at a scale that would be able to satisfy commercial needs. In addition, we are aware of at least ten other government and non-government entities globally including the U.S., Canada, Russia, Belgium, France and Japan that have, or expect to have ability to supply Ac-225 or equipment for its production within the timeframes relevant to the potential first commercial approval of our Ac-225-based drug candidate.

Our contract for supply of this isotope from the DOE must be renewed yearly, and we renewed our contract to extend through the end of 2024. While we expect this contract will continue to be renewed at the end of its term as it has since 2009, there can be no assurance that the DOE will renew the contract or that change its policies that allow for the sale of isotope to us. There can be no assurance that the DOE or our other suppliers will be able to supply all of the quantities of Ac-225 we request in the future. Failure to acquire sufficient quantities of medical grade Ac-225 would make it impossible to effectively complete clinical trials and to commercialize any Ac-225 based drug candidates that we may develop and would materially harm our business.

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

In addition, refractory patients, which several of our trials have or are expected to enroll, participating in clinical trials are seriously and often terminally ill and therefore may not complete the clinical trial due to reasons including comorbid conditions or occurrence of adverse medical events related or unrelated to the investigational products, or death. Even if we are able to enroll a sufficient number of patients in our clinical trials, delays in patient enrollment will result in increased costs or affect the timing of our planned trials, which could adversely affect our ability to advance the development of our product candidates.

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

The protection against generic competition for our biologic drug candidates and reimbursement by CMS may be subject to future change

We are not aware of any existing or pending regulations or legislation that pertains to generic radiopharmaceutical products such as our ARC targeted radiotherapy product candidates. Our ARC product candidates are regulated by the FDA as biologic products, and we intend to seek approval for these products pursuant to the BLA pathway. The Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated pathway for the approval of biosimilar and interchangeable biologic products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA and in Europe a biosimilar product cannot be approved until 10 years after the original branded product was approved. The law is complex and as a result, its ultimate impact, implementation, and meaning are subject to uncertainty. Even if a biosimilar gets approved for one of the antibodies that we use, the final constructs of our drug candidates consist of an antibody, radioisotope and in some cases a linker and we are not aware of any regulations that would require us to provide the final constructs or components to third parties or potential competitors. Therefore, based on the current regulations, we do not believe that the final drug product of our candidates can be subject to competition from a biosimilar as outlined in BPCIA for at least 12 years in the U.S. and 10 years in the EU. We are aware that generic versions of certain radiopharmaceuticals utilizing peptides have been submitted to the FDA via the Abbreviated New Drug Application (“ANDA”) pathway, however, those products are not covered under the BPCIA and therefore that generic pathway is not applicable to Iomab-B or Actimab-A. We expect this would also apply to other biologic drug candidates we may seek to develop in the future based on the current provisions of the BPCIA. Additionally, the Inflation Reduction Act (“IRA”) that was enacted in August 2022, states that reimbursement by the Centers for Medicare& Medicaid Services (“CMS”) for high-expenditure single-source biologic drugs, which we expect Iomab-B and Actimab-A to be, can only be negotiated after at least 11 years following approval compared to 7 years for non-biologic drugs with negotiated prices taking effect two years after selection. Therefore, we currently believe that our ARCs are less likely than small molecules to face pricing pressure and negotiation from IRA. Further, a drug or biological product that has an orphan drug designation, which Iomab-B and Actimab-A both have, for only one rare disease or condition will be excluded from the IRA’s price negotiations requirements  until such time the biological products has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. In August 2023, 10 initial drugs were identified with negotiated prices expected to take effect starting in 2026. In 2027 and 2028, it is expected that CMS will establish negotiated prices for 15 additional drugs in each respective year. We do not believe there is a high likelihood that Iomab-B or Actimab-A would be identified by CMS for negotiated pricing under IRA but there is potential that IRA and other additional state and federal healthcare reform measures will be adopted in the future and the implementation of cost-containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or successfully commercialize our product candidates.

Our product candidates may never achieve market acceptance.

Iomab-B, Actimab-A, Iomab-ACT and future product candidates that we may develop may never gain market acceptance among physicians, patients and the medical community. The degree of market acceptance of any of our products will depend on a number of factors, including the actual and perceived effectiveness and reliability of the product; the results of any long-term clinical trials relating to use of the product; the availability, relative cost and perceived advantages and disadvantages of alternative technologies; the degree to which treatments using the product are approved for reimbursement by public and private insurers; the strength of our marketing and distribution infrastructure; and the level of education and awareness among physicians and hospitals concerning the product.

We believe that oncologists and other physicians will not widely adopt a product candidate unless they determine, based on experience, clinical data, and published peer-reviewed journal articles, that the use of that product candidate provides an effective alternative to other means of treating specific cancers. Patient studies or clinical experience may indicate that treatment with our product candidates does not provide patients with sufficient benefits in extension of life or quality of life. We believe that recommendations and support for the use of each product candidate from influential physicians will be essential for widespread market acceptance. Our product candidates are still in the development stage, and it is premature to attempt to gain support from physicians at this time. We can provide no assurance that such support will ever be obtained. If our product candidates do not receive such support from these physicians and from long-term data, physicians may not use or continue to use, and hospitals may not purchase or continue to purchase, them.

Failure of Iomab-B, Actimab-A, Iomab-ACT or any of our other product candidates to significantly penetrate current or new markets would negatively impact our business financial condition and results of operations.

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

We depend on vendors with specialized operations, equipment and know-how to manufacture the respective components of our drug candidates. We have entered into manufacturing and supply agreements with these third-parties, and in some instances, we have agreed that such vendor be the exclusive manufacturer and supplier. If any of the third-parties we depend on encounter difficulties in their operations, fail to comply with required regulations or breach their contractual obligations it may be difficult, or we may be unable to identify suitable alternative third-party manufacturers. While we identify and evaluate third-party manufacturers from time to time, even if we do identify suitable alternative third-parties, we may fail to reach agreement on contractual terms, it may be prohibitively expensive and there can be no assurance that we can successfully complete technology transfer and development work necessary, or complete the necessary work in a timely manner. Any of which could prevent us from commencing manufacturing with third-parties which could cause delays or suspension of our clinical trials and pre-clinical work that may have a negative impact on our business.

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

We may have conflicts with our partners, such as conflicts concerning the interpretation of preclinical or clinical data, pertaining to the global patient safety profile or efficacy results of our products, the achievement of milestones, the interpretation of contractual obligations, payments for services, development obligations or the ownership of intellectual property developed during our collaboration. We may seek to amend, modify or terminate agreements with partners, suppliers or service providers related to Iomab-B, Actimab-A or Iomab-ACT but there can be no assurance that we can do so successfully or negotiate terms that are favorable to us. Failure of which can increase the risk of or result in litigation or alternative dispute resolution options taken against us. Further, we may exercise our decision-making authority under certain circumstances pertaining to global patient safety related to our products, which our partners may disagree with and may result in potential conflicts and public disclosure of our rationale and position. If any conflicts arise with any of our partners, such partner may act in a manner that is adverse to our best interests. Any such disagreement could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating revenues: unwillingness on the part of a partner to pay us milestone payments or royalties we believe are due under a collaboration; uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into additional collaborations; unwillingness by the partner to cooperate in the development or manufacture of the product, including providing us with product data or materials; unwillingness on the part of a partner to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities; initiating litigation or alternative dispute resolution options by either party to resolve the dispute; or attempts by either party to terminate the agreement. Litigation or alternative dispute resolution options can be lengthy and expensive, require significant time and attention from our management and are highly uncertain. There can be no assurance that if we pursue, or a partner pursues litigation or alternative dispute resolution options, that we will prevail. Monetary and equitable damages awarded against us could have a material adverse effect on our business.

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

In the third quarter of 2024, our overall headcount was reduced by approximately twenty percent, with a majority of departures coming from our clinical and CMC groups. As a result of these departures, we expect our personnel expenses to be reduced by approximately $3.7 million in 2025, which may be offset by additional hires or consultants. We do not expect these departures to have a material impact on our operations or ability to execute our operating plan and are actively seeking a strategic partner for Iomab-B in the U.S. to advance the additional studies and trials required by the FDA.

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

We continuously evaluate our business strategy and may modify our strategy as necessary to respond to developments in our business and other factors, and any such modification, if not successful, could have a material adverse effect on our business, financial condition, and results of operations.

We continuously evaluate our business strategy and modify our plans as necessary to achieve our objectives in response to changing circumstances. As part of such a process, we may delay, modify or discontinue the development of certain of our drug candidates and choose alternative approaches if we believe such changes would be in our best interest. We may also expand or alter our research and development activities from time to time and redirect allocation of our resources. We have implemented such changes in our business strategy and may continue to do so in the future. There can be no assurances that any product development or other changes that we implement will be successful or that, after implementation of any such changes, that we will not refocus our efforts on new or different objectives.

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

ACTINIUM PHARMACEUTICALS, INC.

Date: November 14, 2024	By:	/s/ Sandesh Seth
Sandesh Seth
Chairman and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Steve O’Loughlin
Steve O’Loughlin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)