Form 10-K
period 2024-12-31
Actinium Pharmaceuticals, Inc.
filed 2025-03-31
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock on the NYSE American on June 28, 2024 was $226,015,477.

As of March 28, 2025, 31,195,891 shares of common stock, $0.001 par value per share, were outstanding.

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

ii

PART I

ITEM 1. BUSINESS.

Description of Our Business

Actinium Pharmaceuticals, Inc. (“Actinium”, the “Company”, or “we”) is a pioneer in the development of targeted radiotherapies intended to meaningfully improve outcomes for patients with advanced cancers including relapsed or refractory (“r/r”) disease who have failed existing therapies. We are advancing a pipeline of differentiated clinical stage product candidates focused on validated cancer targets. Our current pipeline is focused on indications in myeloid malignancies, solid tumors and conditioning for cell and gene therapies that we believe have high unmet needs that are not addressed by currently available treatment options. Our goal is to create a specialty radiopharmaceutical company with capabilities across radioisotope production, final drug product manufacturing, preclinical research and development (“R&D”) and clinical development. We are deploying our technologies and capabilities, which we believe to be industry-leading, and intellectual property with approximately 230 issued and pending patents worldwide, to develop targeted and next-generation radiotherapies.

Our Product Candidate Pipeline

We are advancing two clinical stage product candidates that are directed against validated cancer targets. Actimab-A is our lead product candidate in development and is intended to address the significant unmet medical needs of patients with myeloid malignancies including acute myeloid leukemia (“AML”) and myelodysplastic syndromes (“MDS”). We are also evaluating Actimab-A’s potential to synergize with PD-1 immune checkpoint inhibitors (“ICIs”) in solid tumor indications through the depletion of immune cells known as myeloid derived suppressor cells (“MDSCs”). Iomab-ACT is a next-generation targeted conditioning agent we are developing with the intent to improve patient access to and outcomes with cellular therapies such as CAR-T for various blood cancer indications and gene therapies for non-malignant hematologic disorders such as sickle cell disease (“SCD”). We are also developing ATNM-400, a novel preclinical, non-prostate specific-membrane antigen (“PSMA”) targeting, first-in-class radiotherapy utilizing the Actinium-225 (“Ac-225”) radioisotope payload intended for patients with prostate cancer directed against a novel radiotherapy target.

Actimab-A is being developed as a targeted radiotherapeutic to leverage the Actinium-225 (“Ac-225") isotope payload directed against CD33, a target expressed ubiquitously in patients with AML, MDS and expressed in other myeloid malignancies. We are attempting to leverage the mutation-agnostic ability of Ac-225 to establish Actimab-A as a backbone therapy in myeloid malignancies, which are extremely heterogenous and radiosensitive, as a single agent or in combinations with chemotherapy, targeted agents, cellular therapy and immunotherapy. Actimab-A has been studied in over 150 patients. We plan to initiate a Phase 2/3 trial with Actimab-A in combination with the chemotherapy regimen CLAG-M in patients with r/r AML. In addition to our internal development efforts, we entered into a Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”) in February 2023 for the development of Actimab-A for AML and other myeloid malignancies. The first clinical trial to be conducted under our CRADA with NCI will evaluate the triplet combination comprised of Actimab-A, Venetoclax and ASTX-727, a novel oral HMA developed by Taiho Oncology, an Otsuka Holdings company, in frontline AML patients. Venetoclax in combination with HMAs (Ven-HMA) is approved for patients with newly diagnosed AML. We believe this trial is supported by our Actimab-A + Venetoclax combination trial that showed that combination was well-tolerated and showed supportive anti-leukemic activity. Additional clinical trial concepts for Actimab-A have been submitted under the CRADA and are being reviewed. We anticipate that additional clinical trials with Actimab-A will be initiated in 2025 including under the CRADA to leverage Actimab-A’s mutation agnostic mechanism.

In March of 2025, we initiated our Actimab-A solid tumor program that will combine Actimab-A with PD-1 checkpoint inhibitors. We initiated this program to evaluate if Actimab-A can deplete CD33 expressing MDSCs and hence improve patient outcomes in combination with PD-1 ICIs such as KEYTRUDA® and OPDIVO®. The Actimab-A solid tumor program is comprised of several controlled, head-to-head clinical trials that will evaluate the combination of Actimab-A with KEYTRUDA® versus KEYTRUDA® alone, and Actimab-A with OPDIVO® versus OPDIVO® alone. The initial tumors that are being targeted are Head and Neck Squamous Cell Carcinoma (“HNSCC”) and Non-Small Cell Lung Cancer (“NSCLC”) with a separate trial for each indication.

ATNM-400 is our newest targeted radiotherapy program that we are advancing for prostate cancer. Given the biology of the antigen targeted by ATNM-400 and the precise and potent cell-killing of Ac-225, we believe ATNM-400 has the potential to address unmet needs in prostate cancer. We have generated preclinical data with ATNM-400 showing selective tumor accumulation with minimal uptake in normal tissues. Our experiments also showed dose-dependent cytotoxicity. We continue to study ATNM-400 with additional data expected from Pluvicto-resistant prostate cancer models. Pluvicto (Lu-177-PSMA-617) is a prostate-specific membrane antigen (PSMA) directed targeted radiotherapy that uses the beta-particle emitting radioisotope Lutetitium-177 (“Lu-177”) that is approved for patients with metastatic prostate cancer. ATNM-400 is differentiated from Pluvicto as it targets a different marker than PSMA that has been shown to be overexpressed in patients with prostate cancer and uses the alpha-particle emitter Ac-225, which is more potent than Lu-177 but has a shorter path length, which could result in fewer off-target effects such as xerostomia.

In addition to ATNM-400, we have active R&D efforts leveraging our in-house preclinical development and translational research capabilities that are primarily focused on supporting our ATNM-400 preclinical program, the Actimab-A and Iomab-ACT clinical programs and advancing several preclinical programs for solid tumor indications.

Iomab-ACT is our next-generation targeted conditioning agent directed against CD45, a target expressed widely across the hematopoietic system including normal nucleated immune cells such as lymphocytes that is relevant to this program and uses the Iodine-131(“I-131") radioisotope payload. We are developing Iomab-ACT for cell and gene therapies for both malignant and non-malignant hematologic indications. Iomab-ACT utilizes non-myeloablative doses of I-131, to not fully deplete the patient’s bone marrow and immune system with the goal of improving patient access and outcomes for potentially curative cell and gene therapies by replacing the need for the non-targeted, chemotherapy-based conditioning regimens that are currently used. Iomab-ACT is currently being studied in three clinical trials. These trials include Iomab-ACT with a commercial CAR-T therapy, Iomab-ACT prior to allogeneic BMT for patients with SCD, which could potentially inform a trial design with gene therapy for SCD, and Iomab-ACT with a novel investigational CD19 CAR-T therapy.

We previously advanced our targeted conditioning program Iomab-B through the Phase 3 Study of Iomab-B in Elderly Relapsed and Refractory AML (“SIERRA”) trial, a 153 patient, randomized multi-center trial conducted in the United States. and Canada. Iomab-B is comprised of the anti-CD45 monoclonal antibody apamistamab with myeloablative doses of I-131 intended to enable patient access to bone marrow transplant (“BMT”), the only potentially curative treatment option for patients with r/r AML. At this time, we are seeking a strategic partner for Iomab-B to conduct an additional clinical trial based on feedback from the U.S. Food & Drug Administration (“FDA”) and are committed to establishing the best development path forward for Iomab-B in the U.S., while keeping internal resources and strategic priorities in focus. As previously disclosed and noted above, Actinium also has a License Agreement with Immedica, granting Immedica the exclusive product rights for commercialization of Iomab-B in certain countries in the European Economic Area, Middle East and North Africa (“EUMENA”) region.

Actinium’s Approach to Targeted Radiotherapy Development

Radiation is a validated cancer therapy that has been used to treat patients for over 100 years. It is used to treat over half of all patients diagnosed with cancer today. Radiation therapy utilizes rays of energy to kill cancer cells and is commonly used in combination with other cancer treatment modalities. Radiation therapy is primarily administered from outside of the body and therefore passes through normal healthy tissue and organs that result in side effects and toxicities, which can be acute and/or chronic.

With our targeted radiotherapy approach, we seek to address the limitations of external radiotherapy and achieve cellular level precision by leveraging the cancer cell targeting ability of biologic molecules with the cancer cell killing ability of radioisotopes. In doing so, we seek to improve efficacy outcomes, reduce toxicities and expand the use of radiation to cancer indications like blood cancers that cannot be addressed with externally delivered radiation. In addition, we are also testing the use of targeted radiotherapies in solid tumor cancers where there are unmet medical needs. Biological molecules have demonstrated high affinity for cancer cell identification and binding to biological markers on the surface of cells known as antigens or ligands, which are the target receptors for our targeted radiotherapies.

Actinium’s Targeted Radiotherapies

Alpha particles emitted by as the element Ac-225 are the heaviest and have the highest charge, resulting in high amounts of linear energy transfer, which is capable of producing double strand DNA breaks. However, alpha-particles travel short distances of just several microns and as a consequence do not exert radiation outside of the body. Alpha particles can be stopped by an ordinary sheet of paper. Therefore, alpha particle-based therapies do not require special shielding or that patients remain isolated following treatment. Beta particle-based therapies have a longer pathlength but have lower amounts of linear energy transfer and at certain dose levels may require isolation or special handling.

Comparison of Radioisotope Pathlength

We focus on producing drug candidates that match a specific targeting agent with the appropriate isotope for a desired indication. We employ an isotope-agnostic approach to targeted radiotherapy development. Our development efforts are centered on validated targets that are known to have high expression on cancer cells compared to normal healthy cells. We are advancing our clinical product candidates targeting CD33 and CD45 and have completed preclinical studies against other blood cancer targets such as CD38, as well as various validated solid tumors targets.

Our Strategy

We believe that the cell-killing power of linear energy transfer delivered via radiotherapeutics is unmatched by other technologies and that there are multiple indications where radiotherapeutics can succeed over other approaches. However, radiotherapeutics must be delivered on a just-in-time basis, and commercial and supply chain barriers are higher than with other types of medicines. Actinium’s strategy is to build a specialty radiotherapeutics company with the capabilities to produce radioisotopes, manufacture radiotherapies, conduct preclinical research, clinical development and supply radiotherapies to the point of care. We believe our strategy will enable us to build a successful company with the potential for high operating efficiencies.

Our strategic priorities are to:

Establish Actimab-A as a mutation agnostic, backbone therapy for myeloid malignancies including patients with AML and high-risk MDS;

Establish Actimab-A as a pan solid tumor therapy in combination with PD-1 inhibitors including KEYTRUDA® and OPDIVO® by depleting myeloid derived suppressor cells;

Determine the potential of ATNM- as a viable treatment for patients with prostate cancer;

Establish Iomab-ACT as a universal targeted conditioning agent for cell and gene therapies to improve patient access and outcomes;

Leverage our R&D capabilities and clinical development experience to further advance pipeline assets for cancer indications with high unmet needs; and

Establish in-house manufacturing infrastructure to support our planned later-stage clinical development and secure partnerships to enable the deployment of our proprietary Ac-225 cyclotron manufacturing technology.

Market Opportunity for Our Targeted Radiotherapies

We believe our clinical programs have the potential to address a significant number of patients with high unmet medical needs and therefore represent large potential market opportunities. To our knowledge, Actimab-A, Iomab-ACT and ATNM-400 are first in class targeted radiotherapies for myeloid malignancies, targeted conditioning for cell & gene therapies and multiple solid tumors, respectively, with each discrete opportunity representing a range of over 100,000 to several hundred thousand addressable patients.

Four Large & Distinct Potential Market Opportunities

Actimab-A Myeloid Malignancies Program

We are focused on developing our lead targeted radiotherapy Actimab-A for patients with AML and MDS, which are the most common myeloid malignancies in adults. AML and certain MDS can progress rapidly, especially in patients with high-risk features such as certain genetic mutations. To our knowledge, Actimab-A is the only CD33 targeted radiotherapy in development for patients with myeloid malignancies.

Myeloid malignancies are a group of cancers that affect blood-forming cells also referred to as hematopoietic cells in the bone marrow. These cells are from the myeloid lineage and include white blood cells, red blood cells and platelets. Myeloid malignancies include AML, MDS, chronic myeloid leukemia (“CML”) and myeloproliferative neoplasms (“MPNs”).

We believe Actimab-A can be used in multiple treatment settings across the myeloid patient journey. For patients with AML, we plan to develop Actimab-A for both fit and unfit patients in the frontline, relapsed or refractory and maintenance settings either as a monotherapy or in combination with other treatments. For patients with MDS, we plan to develop Actimab-A for patients who have high-risk disease and in the maintenance setting. In the United States and the five largest countries in Western Europe (France, Germany, Italy, Spain and the United Kingdom, which we refer to as “EU5”), we estimate the patient population across our target treatment settings in these diseases to be greater than 100,000 patients annually.

U.S. and EU5 AML & MDS Addressable Patient Population

AML is increasingly defined by the presence of genetic mutations or cytogenetic abnormalities as well as prior therapy given the increased number of approved agents. AML is a mutation rich disease that is genetically heterogeneous with identifiable mutations in over 95% of all patients. The most common mutations for which there are approved therapies include fms-like tyrosine kinase 3 (“FLT3”), isocitrate dehydrogenase 1 & 2 (“IDH1”) (“IDH2”), and nucleophosmin 1 (“NPM1”) & KMT2A rearrangements.

Various treatments are currently approved or utilized for patients with AML and MDS including chemotherapies, targeted therapies, antibody drug conjugates (“ADCs”), hypomethylating agents (“HMAs”) and BMT. Since 2017, twelve therapies have been approved for patients with AML. As part of our development strategy, we have evaluated and expect to continue to evaluate Actimab-A in combination with these approved therapies and other emerging treatment options or therapeutic modalities to leverage its mutation agnostic and potentially synergistic mechanism of action. Given the ubiquitous expression of CD33, we believe Actimab-A has the potential to be a backbone therapy for myeloid malignancies.

Fewer approved treatment options exist for patients with MDS, particularly high-risk patients. Treatments currently approved or utilized for high-risk patients include chemotherapies, HMAs and IDH1 inhibitors. We intend to evaluate the potential utility of Actimab-A in MDS either as single agent or in combination with other therapies.

Given the complexity and aggressiveness of AML and High-risk MDS, these patients are often referred to and treated in comprehensive treatment centers for in-patient treatment as opposed to community, outpatient-based care. As a result, we believe the majority of AML and High-risk MDS patients largely occurs in a finite number of centers, which implies efficiencies from concentration of commercialization efforts.

Actimab-A Solid Tumor Program

We believe a large market opportunity also exists for Actimab-A in solid tumor indications by depleting MDSCs to synergize with PD-1 checkpoint inhibitors and potentially other immune checkpoint inhibitors. Several solid tumor indications have shown to have high expression of MDSCs including non-small cell lung cancer (“NSCLC”), melanoma, renal cell carcinoma (“RCC”), colorectal cancer (“CRC), triple negative breast cancer (“TNBC”), head & neck squamous cell carcinoma (“HNSCC”), pancreatic cancer, glioblastoma (“GBM”) prostate cancer and ovarian cancer. Cumulatively, over 600,000 patients are diagnosed with these cancers annually. PD-1 checkpoint inhibitors are approved in a significant number of these indications and in 2024 generated sales totaling more than $45 billion.

We are planning to conduct our initial controlled, randomized clinical trials in HNSCC and NSCLC in combination with the PD-1 checkpoint inhibitors KEYTRUDA® and OPDIVO®. These two indications represent a potential addressable patient opportunity of over 250,000 patients. We expect to continue to evaluate additional indications for potential future clinical trials assuming our initial efforts are successful.

ATNM-400 Prostate Cancer Program

 Prostate cancer is the most common cancer in men, with approximately 1 in 8 men diagnosed with prostate cancer during their lifetime. According to the American Cancer Society, an estimated 313,780 new cases of prostate cancer will be diagnosed in the United States in 2025. The global incidence of prostate cancer is approximately 1.5 million new cases annually. Approximately 20% of prostate cancer cases are more aggressive forms that progress to metastatic disease, which is associated with significantly worse survival outcomes. Radiotherapy is commonly used to treat prostate cancer, and in 2022, the PSMA-targeting radiotherapy Pluvicto was approved by the FDA and the European Medicines Agency (“EMA”) for the treatment of patients with metastatic castration-resistant prostate cancer. Pluvicto is marketed and sold by Novartis and generated sales of $1.39 billion in 2024. ATNM-400 is differentiated from Pluvicto as it targets a different marker than PSMA that has been shown to be overexpressed in patients with prostate cancer and uses the alpha-particle emitter Ac-225, which is more potent than Lu-177 but has a shorter path length, which could result in fewer off-target effects such as xerostomia.

Iomab-ACT Cell & Gene Therapy Conditioning Program

We are developing Iomab-ACT as a targeted conditioning agent to prepare patients for cellular therapies such as CAR-T or BMT and gene therapies. Our current clinical trials are focused on patients with blood cancers and non-malignant blood disorders such as SCD. The first CAR-T therapies was approved in 2017 and currently, there are 6 approved CAR-T therapies for patients with lymphomas, leukemia and multiple myeloma, which generated sales of over $4.0 billion in 2024. We estimate that there are approximately 125,000 patients diagnosed with blood cancers that can be potentially treated with CAR-T therapies, which are currently approved for r/r patients. SCD is a rare, debilitating and life-threatening blood disorder with significant unmet needs that affects approximately 100,000 people in the U.S. Patients with SCD have a mutation that causes red blood cells to develop a crescent or “sickle” shape, which restrict the flow in blood vessels and limit oxygen delivery to the body’s tissues, leading to severe pain and organ damage called vaso-occlusive events (“VOEs”) or vaso-occlusive crises (“VOCs”). The recurrence of these events or crises can lead to life-threatening disabilities and/or early death. An allogeneic BMT is a potentially curative treatment option for patients with sickle cell disease, particularly in pediatric and adolescent patients who have had complications such as strokes, acute chest crises or recurring pain crises due to their disease. In addition, there are two approved gene therapies for patients with sickle cell disease, Casgevy (Vertex Pharmaceuticals, Inc. and CRISPR Therapeutics) and Lyfgenia (Bluebird Bio, Inc.).

Our Clinical Product Candidates

Actimab-A: Mutation Agnostic Mechanism of Action with Backbone Therapy Potential in Myeloid Malignancies including AML and high-risk MDS

Actimab-A (Ac-225-lintuzumab satetraxetan) is our lead radiotherapeutic product candidate in development for patients with myeloid malignancies. To our knowledge, Actimab-A is the only CD33 targeting radiotherapy in clinical development. We are focused on developing Actimab-A as both a monotherapy and in combination with other treatment regimens to leverage both the potential mechanistic synergies of radiation and its mutation agnostic cell killing ability. In addition to our internal development efforts, we entered into a CRADA with the NCI in February 2023 for the development of Actimab-A for AML and other myeloid malignancies.

We intend to establish Actimab-A as a backbone therapy leveraging the broad expression of CD33 in myeloid malignancies such as AML and MDS, which, like most blood cancers, are highly sensitive to radiation. AML is a highly heterogenous, mutation rich cancer with over 70 identified driver genetic mutations. However, there are only approved therapies for four mutations including FLT3, IDH1 & IDH2, and NPM1. CD33 is expressed regardless of other mutations being present The Ac-225 isotope payload that we utilize with Actimab-A emits potent alpha-particles with high linear energy that kill cells via double strand DNA breaks for which there is no known resistance or repair mechanism.

Actimab-A’s Mechanistic Synergy and Potential Combinations

Our development strategy is to exploit these properties of Actimab-A to address the unmet needs of patients with myeloid malignancies across the treatment journey including the frontline, relapsed/refractory and maintenance settings. To accomplish this, we are leveraging our clinical development experience, clinical data and preclinical work supporting Actimab-A’s mutation agnostic capabilities.

Actimab-A Clinical Development Experience

To our knowledge, Actimab-A is one of the most studied alpha-particle based targeted radiotherapies in clinical development having been studied in over 150 patients across multiple clinical trials. Actimab-A has been studied at multiple dose levels, different administration schedules and as a single agent or in combination with chemotherapy and targeted agents in patients with AML in the front line and relapsed or refractory settings with promising results to date.

Actimab-A Monotherapy Phase 2 Trial

Following multiple Phase 1 clinical trials, Actimab-A was studied in a 40-patient multi-center Phase 2 trial as a single agent in patients newly diagnosed with AML age 60 and above who were ineligible for intensive chemotherapy. At the dose level of 2.0 μCi/kg, Actimab-A produced high overall response rates (“ORR”) of 69% including Complete Remission (“CR”), Complete Remission with incomplete platelet recovery (“CRp”) and Complete Remission with incomplete blood count recovery (“CRi”). Prolonged myelosuppression was the most common adverse event and was expected as it is a known class effect of CD33 targeting therapies and given the advanced age of the patients enrolled. The Actimab-A dose was adjusted to 1.5μCi/kg, which produced an ORR of 22%. Potent anti-leukemic effect was observed at both dose levels. Of the patients treated with 1.5 μCi/kg of Actimab-A, the median age was 75 and over 50% of the patients had an antecedent hematologic disorder including MDS, chronic myelomonocytic leukemia and myelofibrosis, which can compromise a patient’s bone marrow function and ability to recover blood counts and proper function. This trial was conducted prior to the approval of many of the targeted therapies that are routinely used in the treatment of patients with AML today. As a result of the prolonged myelosuppression seen with doses of Ac-225 directed against CD33 expressing cells and the evolving AML treatment landscape, we adapted our development strategy for Actimab-A to address the emerging unmet needs of patients in the era of precision medicines for AML.

Anti-Leukemic Activity of Actimab-A Monotherapy

After completing the Phase 2 monotherapy trial, there was strong interest from trial investigators and other key opinion leaders to study Actimab-A in combination with other treatment modalities to leverage its novel mutation agnostic radiotherapy mechanism. We evaluated several clinical trial concepts and elected to pursue combination trials with Actimab-A with the salvage chemotherapy CLAG-M in patients with r/r AML and with the Bcl-2 inhibitor Venetoclax based on the potential for these combinations to address large segments of the AML patient population with high unmet needs.

Actimab-A + Venetoclax Phase 1/2 Combination Trial

Venetoclax is an oral therapy that works by attaching to and blocking the actions of the B-cell lymphoma-2 (“Bcl-2”) protein. Bcl-2 is overexpressed in several blood cancers and prevents cancer cells from undergoing normal programmed cell death or apoptosis, which can help the cancer cells overexpressing Bcl-2 live longer or increase resistance to chemotherapy. In November 2018, Venetoclax received accelerated approval from the FDA in combination with the HMA azacitidine and decitabine or low-dose cytarabine for the treatment of newly diagnosed AML in patients age 75 years or older or patients ineligible for intensive induction chemotherapy. Venetoclax was granted regular approval by the FDA in October 2020.

The Phase 1 portion of the Actimab-A + Venetoclax trial enrolled 18 patients and was conducted at five clinical trial sites. Four dose levels of Actimab-A were evaluated with the primary objective of evaluating the safety of the combination. Actimab-A + Venetoclax was well tolerated with an expected and manageable adverse event profile with no early deaths observed. Efficacy was also evaluated with reduction in bone marrow blasts up to 93% reported.

Actimab-A + CLAG-M Phase 1b/2 Combination Trial

The Medical College of Wisconsin (“MCW”) was an active clinical trial site in the Phase 2 Actimab-A Monotherapy trial. MCW had previously conducted a study evaluating salvage chemotherapies in patients with r/r AML including the regimens MEC, CLAG and CLAG-M. The results demonstrated that CLAG-M produced superior outcomes based on rates of response and overall survival resulting in CLAG-M being the preferred salvage regimen for patients with r/r AML. Based on MCWs experience with Actimab-A and CLAG-M, the team at MCW hypothesized that combining Actimab-A with CLAG-M could improve patient outcomes compared to CLAG-M alone and lead to a clinical benefit by eliminating residual or resistant AML blasts to produce higher rates of remissions and deep remissions including measurable residual disease (“MRD”) negativity.

MCW enrolled 26 adult patients with high-risk r/r AML in the Phase 1b/2 trial of Actimab-A + CLAG-M with 23 patients evaluable for efficacy. Patients in the efficacy cohort had a median age of 62 and 91.3% of patients being intermediate risk (13%) or adverse risk (78.3%) according to the 2017 ELN cytogenetic risk classification. Additionally, 52.2% of patients had a TP53 mutation abnormality, 56.5% of patients had prior Venetoclax treatment and 56.5% of patients had a prior allogeneic BMT with patients having a median of 2 lines of prior treatment (range: 1-5). This trial evaluated four dose levels of Actimab-A in combination with CLAG-M ranging from 0.25 μCi/kg to 1.0 μCi/kg.

Patient Characteristics

The results from this trial were published in the peer-reviewed journal Leukemia in February 2025. In this publication, it was reported that Actimab-A + CLAG-M had a tolerable safety profile with manageable toxicities and demonstrated promising efficacy supporting additional trials to further evaluate the efficacy of the combination including survival outcomes. Based on the results of the study, it was determined that 0.75 μCi/kg is the recommended Phase 2 dose (“RP2D”). In addition to a safety analysis, the results of 5 patients treated in a pharmacokinetic expansion cohort at the RP2D were reported. Treatment-emergent adverse events (“TEAE”) were primarily hematologic and all grade 3/4 TEAEs were hematologic. No patients discontinued treatment due to TEAEs and no early deaths were attributed to the Actimab-A + CLAG-M. The pharmacokinetic analysis evaluated radioactivity in whole blood and results showed that Actimab-A cleared rapidly with no detectable radioactivity after a median of 24.5 hours. Importantly, no significant kidney or liver toxicity has been reported to date and no incidences of veno-occlusive disease (“VOD”) reported.

The efficacy analysis of this trial evaluated rates of CR, composite Complete Remission (“CRc”) which includes CR and Complete Remission with Incomplete Count Recovery (“CRi”) and ORR which include CR, CRi and Morphologic Leukemia-Free State (“MLFS”), as well as MRD negativity and survival outcomes. As listed in the table below, CR, CRc and ORR rates were reported for all patients as well as patients treated at the RP2D, by number of lines or prior therapy and high-risk patients including those with a TP53 mutation and prior Venetoclax treatment.

Rates of CR, CRc and ORR with Actimab-A + CLAG-M

In patients achieving a CRc, MRD negativity was assessed including in patients in various high-risk subgroups. Across all patients, the MRD negativity rate was 75% and was 100% in patients with prior Venetoclax treatment. In the ELN adverse risk patients and those with a TP53 mutation, MRD negativity was 86% and 83%, respectively. We believe these high rates of MRD negativity support the rationale for conducting this study, which was to determine if Actimab-A could deplete residual or resistant AML blasts to produce deep remissions.

MRD Negativity Rates in Evaluable Patients Achieving CRc

Long-term survival outcomes in the evaluable patients receiving Actimab-A + CLAG-M were also reported from this study from a 2-year follow-up. In the patients eligible for a BMT, 60% of patients successfully received a BMT and had a median Overall Survival (“OS”) of 24 months. In patients with one or two lines of prior salvage therapy, the median OS was 18.4 months. The median OS in patients with a TP53 mutation or prior Venetoclax treatment was 9.6 months and 7.3 months, respectively. These survival outcomes compare favorably to outcomes reported in the literature. In patients with prior Venetoclax treatment who then received intensive chemotherapy such as CLAG-M, OS has been reported to be 2.4 - 4.6 months.

Overall Survival Outcomes with Actimab-A + CLAG-M

Based on the positive findings from this trial, we plan to evaluate Actimab-A + CLAG-M will be evaluated in a pivotal Phase 2/3 trial in patients with r/r AML.

Actimab-A + CLAG-M Pivotal Phase 2/3 Trial

We have aligned with the FDA on an operationally seamless, randomized pivotal Phase 2/3 trial to compare Actimab-A + CLAG-M to CLAG-M alone in patients with r/r AML. Based on our interactions with the FDA, this trial will first complete a Phase 2 portion where the Actimab-A dose will be optimized in combination with CLAG-M. We expect the Phase 2 portion of this trial to be initiated in 2025. Once the optimized Actimab-A dose is determined, we expect the trial will seamlessly advance to the Phase 3 portion of the study, which is expected to reduce time and resources required compared to separate Phase 2 and Phase 3 studies.

Actimab-A + CLAG-M Pivotal Phase 2/3 Trial Design

The primary endpoint of the Phase 3 trial will be Overall Survival. Event-Free Survival (“EFS”) and other efficacy measures as well as safety also being evaluated. We are actively seeking potential strategic partners or collaborators to advance this trial.

Actimab-A NCI CRADA Trials

In 2023, we entered into a CRADA with NCI to develop Actimab-A for the treatment of patients with AML and other hematologic malignancies. The NCI will serve as the regulatory sponsor for any clinical trials mutually approved by both parties to study Actimab-A, and the CRADA will provide extensive support for and accelerate the development of Actimab-A alone or in combination with chemotherapy, immunotherapy, targeted agents and other novel combinations. The CRADA studies will be overseen by the NCI in collaboration with Actinium’s clinical development team, where we have the right to review and approve all protocols and have full rights to all data. The NCI CRADA provides for us to supply Actimab-A and for NCI to cover all clinical trial execution and development expenses, which we believe will be a cost-efficient approach as opposed to a Company sponsored trial and will therefore spare our balance sheet. The NCI Cancer Therapy Evaluation Program (“CTEP”), which sponsors approximately two thirds of all combination cancer studies, will accept Letters of Intent (“LOIs”) or concepts for Phase 1, 2 or 3 studies of Actimab-A in AML and other hematological malignancies.

In October 2024, the NCI announced that its myeloMATCH program was officially open to patient enrollment across the U.S. and Canda. MyeloMATCH is a portfolio of clinical trials to test precision medicine treatments for adults with AML or MDS being designed and led by four leading cancer research organizations including the Alliance for Clinical Trials in Oncology, Canadian Cancer Trials Group, ECOG-ACRIN Cancer Research Group, and SWOG Cancer Research Network in collaboration with the NCI National Clinical Trials Network (“NCTN”). Collectively, the myeloMATCH program expects to open trials at hundreds of cancer care sites across the U.S. and Canada with the goal of enrolling 5,000 or more patients over the next several years. Under our CRADA with the NCI, Actimab-A is part of the myeloMATCH program and may be included in future clinical trials.

Actimab-A, Venetoclax & ASTX-727 – Frontline AML Triplet Phase 1b Combination Trial

In March 2025, we announced the initiation of the first clinical trial to be conducted under our CRADA by NCI. The trial will evaluate the triplet combination comprised of Actimab-A, Venetoclax and ASTX-727, a novel oral HMA developed by Taiho Oncology, an Otsuka Holdings company, in frontline AML patients. Venetoclax in combination with HMAs (Ven-HMA) is approved for patients with newly diagnosed AML. We believe this trial is supported by our Actimab-A + Venetoclax combination trial that showed that combination was well-tolerated and showed supportive anti-leukemic activity. The frontline AML triplet trial is expected to enroll up to 48 patients who are newly diagnosed with AML that are age 75 and above and not eligible for intensive chemotherapy. The trial will evaluate various dose levels of Actimab-A along with dosing regimens. We expect initial clinical data to be generated from this trial in second half of 2025.

Triplet Combination Trial Design with Venetoclax, HMA & Actimab-A Backbone

Additional clinical trial concepts for Actimab-A have been submitted under the CRADA and are being reviewed. We anticipate that additional clinical trials with Actimab-A will be initiated in 2025 including under the CRADA to leverage Actimab-A’s mutation agnostic mechanism.

Broad Development Strategy for Actimab-A

Data Supporting Actimab-A’s Mutation Agnostic Profile

To leverage Actimab-A’s mutation agnostic capabilities and support its broad development, we have conducted preclinical experiments studying Actimab-A in combination with targeted agents including Bcl-2 inhibitors, FLT-3 inhibitors, IDH inhibitors and menin inhibitors for NPM1 and KMT2A AML, chemotherapies such as CLAG-M and in cell lines expressing TP53 mutations. The table below outlines the expression rates of these targets in patients with AML.

Actimab-A Combination Data with Menin Inhibitors

In June 2024, we presented the first-ever preclinical data demonstrating the combination of Actimab-A with leading menin inhibitors resulted in anti-tumor control and potent leukemia cell killing in AML models at the 2024 European Hematology Association (“EHA”) Congress. We studied Actimab-A in combination with the leading menin inhibitors, revumenib (Syndax Pharmaceuticals, Inc.) and ziftomenib (Kura Oncology, Inc.), which are being developed for patients with KMT2A rearrangements and NPM1 mutations, which are present in approximately 10% and 30% of AML patients, respectively. Actimab-A as a single agent showed potent in vitro AML cell killing activity in both MV-4-11 and MOLM-13 KMT2A mutant cell lines, compared to the non-radio conjugated CD33 antibody lintuzumab (p<0.0001) and the combination of Actimab-A with leading menin inhibitors triggered an acute increase in AML necrosis and cell death in vivo relative to single agent therapy within 72 hours of dosing. Actimab-A enhanced AML cell death when combined with both revumenib and ziftomenib at all dose levels in difficult to treat KMT2A mutant AML. Anti-tumor effect was significantly potentiated and prolonged when combining Actimab-A with a leading menin inhibitor compared to monotherapies in xenograft leukemia models in vivo (p<0.0024 Actimab-A + menin).

Enhanced Tumor Control with Actimab-A + Menin Inhibitor Revumenib

Actimab-A Combination Data with FLT3 Inhibitors

We have also evaluated Actimab-A in combination with FLT3 inhibitors such as gilteritinib (Astellas Pharma, Inc.) and midostaurin (Novartis Pharmaceuticals, Inc.). FLT3 is one of the most commonly mutated genes in AML and is associated with aggressive disease with poor outcomes. Actimab-A was shown to have single-agent activity against FLT3 mutant AML cell lines, supporting its mutation-agnostic mechanism, and enhanced the anti-leukemic activity of the FLT3 inhibition in vitro. We will continue to evaluate the potential of Actimab-A in combination with FLT3 inhibitors.

Synergistic Anti-Leukemic Effect with FLT3 Inhibitors

We expect to present additional data supporting Actimab-A’s mutation agnostic capabilities and backbone potential at future scientific and medical conferences. In addition, we will continue to explore potential clinical trials under our CRADA with NCI, investigator-initiated trials or under our sponsorship.

Actimab-A Solid Tumor Program: Potential Pan Solid Tumor Therapy in Combination with PD-1 Checkpoint Inhibitors Including KEYTRUDA® and OPDIVO® by Depleting Myeloid Derived Suppressor Cells

Given the significant number of patients treated with PD-1 ICIs, there is extensive data in the medical literature on outcomes in these patients. PD-1 ICIs have significantly improved patient outcomes across several solid tumor indications, however, not all patients have robust or durable responses. Multiple therapeutic modalities have been studied in combination with PD-1 ICIs in attempt to improve patient outcomes, but few combinations have produced a sufficient enough clinical benefit to have been approved. To our knowledge, our Actimab-A solid tumor program is the only CD33 targeted radiotherapy being evaluated in combination with PD-1 ICIs. The rationale for studying Actimab-A in combination with either KEYTRUDA® or OPDIVO® is based on the premise that depleting MDSCs with Actimab-A will improve the efficacy of these drugs.

MDSCs are immune-suppressive cells that help tumors evade immune detection and promote disease progression. They are overexpressed in the tumor microenvironment in several different solid tumors and associated with poor outcomes. They work by multiple mechanisms but most relevant to PD-1 inhibitors which work by keeping T-cells active is that MDSCs prevent T-cells from recognizing and attacking cancer cells.

MDSCs Immunosuppressive Effects

Studies have shown that MDSCs are overexpressed in patients with cancers. For instance, a study by Bronte et al., in patients with NSCLC receiving ICIs evaluated the role of immune cells on patient outcomes. In this study, MDSCs were the only immune cell subtype to show a statistically significant association with tumor response. The median level of MDSCs was determined to be 1.9% with patients above that level being classified as “High-MDSC” and patients below that level being classified as “Low-MDSC”. In this study, only Low-MDSC patients had a clinical response with no responses observed in High-MDSC patients and over 80% of High-MDSC patients having progressive disease. In addition, Low-MDSC patients had a statistically significantly improvement in progression-free survival (“PFS”) of 8.39 months compared to 1.94 months in High-MDSC patients and OS of 15.15 months compared to 3.03 months in High-MDSC patients.

There is considerable preclinical scientific evidence in the literature that depleting MDSCs could be a viable strategy in improving the outcomes of PD-1 directed immunotherapy, however, there have been no viable clinical approaches that have been tried successfully to our knowledge.  MDSCs are known to express the CD33 antigen which is the target of Actimab-A.  Actinium has also generated published and unpublished preclinical data showing that Actimab-A can selectively deplete MDSCs in solid tumors.

Actimab-A Depletes MDSCs in In Vivo Preclinical Models

We believe there is strong scientific rationale supporting the potential for Actimab-A to deplete CD33 expressing MDSCs and hence improve patient outcomes with PD-1 ICIs such as KEYTRUDA® and OPDIVO®. Our Actimab-A solid tumor program is expected to be comprised of several controlled, head-to-head clinical trials that will evaluate the combination of Actimab-A with KEYTRUDA® versus KEYTRUDA® alone, and Actimab-A with OPDIVO® versus OPDIVO® alone. The initial tumors that are being targeted are HSNCC and NSCLC with a separate trial for each indication.

The patient population for these trials will be adults with PD-L1 expression and locally advanced metastatic HNSCC or NSCLC randomized to either Actimab-A alone or Actimab-A with a specific checkpoint inhibitor. The objective of each trial would be to evaluate the safety and tolerability as well as following endpoints including ORR, PFS and OS. Further, the following biomarker data would be collected including the pattern of depletion of CD33+ MDSCs and T-cell activity in peripheral blood. We expect to present initial proof of concept clinical data from the first of these trials in the second half of 2025 as well as provide an update on the outlook for the rest of the trials for the Actimab-A solid tumor program.

ATNM-400 Program: Potential Novel, First-in-Class Ac-225 Prostate Cancer Radiotherapy

In March 2025, we announced ATNM-400, a novel, first-in-class Ac-225-based radiotherapy intended for patients with prostate cancer. We have generated preclinical data with ATNM-400, which has been accepted for presentation at the American Association for Cancer Research (“AACR”) Annual Meeting being held April 25 – 30, 2025. The abstract accepted for presentation highlighted the following:

●	ATNM-400 selectively binds to prostate cancer cells, undergoes rapid internalization, and induces dose-dependent cytotoxicity;

●	in prostate cancer xenograft mouse models, ATNM-400 accumulated in tumors for up to 144 hours, while showing minimal uptake in normal tissues;

●	small animal SPECT/CT imaging with Indium-111-labeled antibody confirmed selective tumor accumulation and clearance from healthy tissues; and

●	a single dose of ATNM-400 achieved 68.5% tumor growth inhibition at 20 µCi/kg and 99.8% at 40 µCi/kg, with all doses being well tolerated.

We continue to study ATNM-400 and expect additional data from Pluvicto-resistant prostate cancer models to be presented at AACR.

Iomab-ACT Program: Potential Universal Targeted Conditioning Agent for Cell & Gene Therapies to Improve Patient Access and Outcomes

The opportunity exists for better conditioning regimens in the area of cellular therapies beyond the non-targeted chemotherapy-based regimens that are used currently. We are working on a next generation targeted conditioning program, Iomab-ACT, for the rapidly growing cell and gene therapy market, as well as BMT conditioning for non-malignant hematologic indications such as SCD.

We are studying Iomab-ACT in collaboration with Memorial Sloan Kettering Cancer Center (“MSKCC”), for conditioning prior to CAR-T therapy for patients with relapsed or refractory B-cell acute lymphoblastic leukemia (“B-ALL”) or diffuse large B-cell lymphoma (“DLBCL”). This study funded by a NIH grant is the first study of its kind to use an ARC, with CAR-T therapy. At the 2024 Tandem Meetings | Transplantation & Cellular Therapy Meetings of ASTCT and CIBMTR, we presented results from the ongoing Phase 1 trial. No patients (0/4) developed Immune Effector Cell-Associated Neurotoxicity Syndrome (“ICANS”) of any grade, a major safety measure of the study, as ICANS is observed in 25% or more of patients with r/r B-ALL and DLBCL treated with various CAR T-cell products and negligible incidence of cytokine release syndrome (“CRS”) as outlined in the table below.

Minimal CRS and ICANS in Iomab-ACT Pilot Trial

Additionally, Iomab-ACT demonstrated transient depletion of peripheral blood lymphocytes and monocytes. Persistence of CAR T-cells up to 8 weeks and minimal non-hematologic toxicities have been observed to date. These results prompted us to explore additional clinical trials with Iomab-ACT.

In May 2024, we announced FDA acceptance of an IND for a new Phase 1b/2 clinical trial that will study Iomab-ACT as targeted conditioning prior to patients receiving an FDA approved commercial CAR-T therapy. This is an investigator sponsored trial conducted at the University of Texas Southwestern (“UTSW”). To our knowledge, this will be the first trial to study a targeted radiotherapy conditioning agent with a commercial CAR-T therapy. Given the robust clinical data that exists with commercial CAR-T therapies, we believe this trial may demonstrate the potential for Iomab-ACT to improve outcomes over current chemotherapy conditioning regimens, which we are seeking to replace and provide patients better access to CAR-T. This trial will enroll up to 30 patients and we expect to commence patient enrollment of this study in the first half of 2025 and generate proof of concept clinical data by year end 2025. The primary objectives are safety, tolerability and efficacy. Second objectives will evaluate incidences of CRS and ICANS as well as the persistence and expansion of CAR-T cells, which has been associated with improved efficacy and patient outcomes. If successful, we believe this Phase 1b/2 trial could support a pivotal trial, which could be initiated as early as 2026.

In July 2024, we announced a program for Iomab-ACT focused on providing patients with sickle cell disease broader access to cellular therapies including bone marrow transplant and gene therapies. We also announced in July 2024 the FDA clearance of an IND for an investigator led clinical trial to study Iomab-ACT as targeted conditioning prior to a BMT for patients with SCD in collaboration with Columbia University. Sickle cell disease is a rare, debilitating and life-threatening blood disorder with significant unmet need that affects approximately 100,000 people in the U.S. Patients with sickle cell disease have a mutation that causes red blood cells to develop a crescent or “sickle” shape, which restrict the flow in blood vessels and limit oxygen delivery to the body’s tissues, leading to severe pain and organ damage called vaso-occlusive events (“VOEs”) or vaso-occlusive crises (“VOCs”). The recurrence of these events or crises can lead to life-threatening disabilities and/or early death. A BMT is a potentially curative treatment option for patients with sickle cell disease, particularly in pediatric patients who have had complications such as strokes, acute chest crises or recurring pain crises due to their disease. We expect patient enrollment for the Phase 1 trial to commence in the first half of 2025 and enroll up to 15 patients with initial safety and efficacy results from the initial cohort of patients receiving Iomab-ACT prior to a BMT for their SCD in the second half of 2025.If safety is demonstrated, the trial is expected to inform a clinical trial to evaluate Iomab-ACT as a targeted conditioning agent prior to gene therapy for which there are two approved agents for patients with sickle cell disease, Casgevy (Vertex Pharmaceuticals, Inc.) and Lyfgenia (Bluebird Bio, Inc.).

Iomab-ACT Clinical Trials and Objectives

We plan to continue to develop Iomab-ACT based on early promising results, ultimately with the value proposition of improving overall access and outcomes for patients who need cellular or gene therapies. We believe an opportunity exists for Iomab-ACT to potentially generate significant revenue, if it can provide one or more clinical benefits related to lower CRS, less neurotoxicity, longer duration of response or a higher overall success rate of cellular therapy due to benefits of targeted conditioning.

Iomab-B

In February 2023, Actinium announced that the SIERRA trial met the primary endpoint with statistical significance, as 22% of patients (13/76) on the Iomab-B arm achieved dCR compared to 0% of patients (0/77) on the control arm resulting in a p-value of <0.0001. The SIERRA trial met the secondary endpoint of Event-Free Survival (“EFS”) with a 78% reduction in the probability of an event (Hazard Ratio=0.22, p<0.0001 for both per protocol and ITT basis). EFS at 180 days for the Iomab-B arm was 28% compared to 0.2% for the control arm. In the SIERRA trial, an event was defined as one of the following: a patient not achieving CR/CRp or crossing over, patient not receiving BMT, a patient relapsing or death. The SIERRA trial did not, however, meet the secondary endpoint in achieving a statistically significant improvement in OS in the intent to treat (“ITT”) population.

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

On April 7, 2022, we entered into a License Agreement with Immedica Pharma AB (“Immedica”), pursuant to which Immedica licensed the exclusive product rights for commercialization of Iomab-B in certain countries in the EUMENA region. Upon signing, we were entitled to an upfront, non-refundable payment of $35.0 million from Immedica, which was received in May 2022. Under the terms of the License Agreement, we are eligible to receive certain regulatory and commercial milestone payments and royalties on net sales of the product in certain countries that may result from the License Agreement. Immedica is responsible for regulatory submissions in the EUMENA region, and we continue to retain commercialization rights in the U.S. and rest of the world.

R&D and Platform Technology

Our R&D capabilities have the potential to yield differentiated, high-value targeted radiotherapy programs that demonstrate our experience across multiple validated cancer targets and isotopes and cover broad areas of focus leveraging our clinical development experience across hematology, targeted conditioning, solid tumors, and next generation radiotherapies. We have internal R&D capabilities with our research laboratory capable of executing in vitro and in vivo experiments and translational research. We are working on several preclinical programs which include novel approaches to validated cancer targets, as well as novel targets that we believe show immense potential for radiotherapeutic approaches. Preclinical pharmacology studies with our targeted radiotherapeutics, such as HER2, CD33 and CD38, have shown strong improvement in tumor growth inhibition in various preclinical tumor models.

We currently believe that our targeted radiotherapies, which utilize biologic molecules, are less likely than small molecules to face pricing pressure and negotiation from IRA, given that small molecules are at risk for pricing negotiations seven years after approval compared to eleven years for biologics with negotiated prices taking effect two years after selection. Further, a drug or biological product that has an orphan drug designation, which our Actimab-A and Iomab-B programs both have, for only one rare disease or condition will be excluded from the IRA's price negotiations requirements until such time the biological products has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. In addition, regulatory barriers for generic large molecule biologic based targeted radiotherapies are much higher than for small molecule radioligands such as those under development or approved, namely, Pluvicto®, Lutathera®, and Xofigo®. Generic versions of certain radiopharmaceuticals utilizing peptides, which are considered small molecules, have been submitted to the FDA via the ANDA pathway. To our knowledge, only the biosimilar approach pertains to large molecule biologic-based radiotherapies filed under 351(k) BLA pathway. The regulatory pathway for a biosimilar is much more comprehensive than the pathway for generics, and it has not been proven that biosimilars are interchangeable with the innovator’s large molecule biologic targeted radiotherapy. In addition, we are not aware of any regulations that would require us to provide Actimab-A or Iomab-ACT, including their respective mAbs, lintuzumab and apamistamab, to any third party or potential competitor. Despite the above, we are aware that one or more of the policies or regulations that afford our pipeline candidates market protections may change in the future and that one or more of pour product candidates may be disadvantaged by such change.

We seek to expand our capabilities and technologies across therapeutic modalities, linker technologies and in vivo cancer models, and build visibility through presentations at key conferences and publications in journals of high impact. Our R&D efforts are centered on the advancement of key programs with a robust “fast-to-clinic” approach. Underpinning our development programs is our expanded patent portfolio of approximately 230 issued patents and pending patent applications worldwide.

Our Proprietary Ac-225 Cyclotron Manufacturing Technology

With our in-depth, long-term experience in clinical development of Ac-225 based radiopharmaceuticals, we have developed an end-to-end technology solution for producing Ac-225 that has demonstrated radiochemical and radionuclidic purity identical to current gold standard methods. This patented technology has been used to produce Ac-225 in a cyclotron that is essentially identical to that derived from a Th-229 generator and has the potential to be a lower-cost, commercially scalable higher-yielding approach. Importantly, the Ac-225 material produced by our proprietary method contains no long-lived contaminants and less than 0.001% Actinium-227 (“Ac-227”). Using the cyclotron-produced Ac-225 technology may allow for large commercial scale production with estimated cost of goods sold including capital expenditures and operational costs for a single cyclotron facility to be several times less expensive than the price of currently available Ac-225 material.

Demonstrated Radiochemical Equivalence

Blue: Actinium’s cyclotron-produced Ac-225
Red: Ac-225 from a Th-229 generator

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

With our Ac-2225 based Actimab-A and ATNM-400 programs and the rapidly increasing number of Ac-225 based programs in development, we believe that we are well positioned to leverage this technology to produce Ac-225 to address the growing clinical and potential commercial demand.

Manufacturing and Supply Chain

Actinium has established significant manufacturing and supply chain expertise having delivered over 500 doses for 18 clinical trials at 45 large cancer hospitals and have never missed a dose.

We believe this experience provides us with insights that are highly relevant to the unique manufacturing and distribution requirements of radiotherapeutics. Due to the short half-life of radioisotopes, our finished drug products are shipped “hot” and must be administered within days. Actinium has established core competencies in the process of manufacturing radiotherapeutics, coordinating with the hospital’s care team, and delivering “just-in-time” doses.

We plan to establish our own manufacturing capabilities and intend to commence the build-out of a facility in the second quarter of 2025. We believe that having in-house manufacturing will provide enhanced control, flexibility and scalability to serve our current and planned clinical trials and R&D efforts as well as potential future activity.

Isotope supply is critical for the manufacturing of radiotherapeutics, and we have engaged several sources for the procurement of alpha (e.g., Ac-225) and beta (e.g., I-131 and Lu-177) emitters. We also have multiple isotope supply agreements and qualified vendors in place to supply isotopes for our active and planned clinical trials. In March 2025, we announced that we entered into Ac-225 supply agreement with Eckert & Ziegler, a leading specialist in isotope-related components for nuclear medicine and radiation therapy, to support our comprehensive development including U.S. and international clinical trials.

Actinium has commercial agreements with Contract Development and Manufacturing Organizations (“CDMOs”) with significant experience in mAb and final radio-labeled drug products. Our finished drug product CDMOs are located in the U.S. and have experience in the international supply of radiotherapies. We have scaled deliberately for manufacturing flexibility and are currently qualifying additional CDMOs to ensure readily available drug product upon FDA approval and the ability to ramp up rapidly to meet commercial demand.

We have established an actively managed end-to-end supply chain that encompasses isotope sourcing through drug administration at the point of care to execute our clinical trials. Our end-to-end supply chain did not miss a patient dose in our international, 24-site SIERRA Phase 3 clinical trial including 40 additional patients that crossed over from the control arm to receive Iomab-B. We believe we have a thorough understanding and working knowledge of the intricacies required to manufacture and distribute radiotherapies. Through our clinical experience with Iomab-B and Actimab-A, we have developed a wealth of proprietary knowledge to enable coordination between Actinium and all key stakeholders including, but not limited to hematologists/oncologists, infusion center and in patient rooms, nuclear medicine and radiology, hot labs and radio-pharmacies, and radiation safety committees, among others.

Intellectual Property

 Our proprietary technology platform is supported by IP, know-how and trade secrets that cover the generation, development, methods of use and manufacture of targeted radiotherapies and their select components. Our IP covers various methods of use in multiple diseases, including indication, dose and scheduling, radionuclide warhead, and therapeutic combinations.

As of March 2025, our patent portfolio is comprised of approximately 230 issued patents and pending patent applications worldwide, which we believe constitutes a valuable business asset. Our IP includes 47 patent families, including key patents that relate primarily to our radiotherapeutic candidates. Our patent portfolio includes 15 issued patents and 52 pending patent applications in the U.S., and 166 that are issued or pending internationally. The effective lives of the issued patents in our portfolio, or patents that may issue from the pending applications in our portfolio, ranges from expirations between 2024 and 2043.

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

Competition

The biopharmaceutical industry is extremely competitive and rapidly evolving, particularly in the fields of oncology, hematology and cell and gene therapy. Our competition is likely to come from larger pharmaceutical companies, biotechnology companies, academia, and other public and private entities that focus on three broad areas relevant to our pipeline candidates – hematology/oncology agents, conditioning agents and radiopharmaceuticals. In addition, in markets where we are going after a target, companies with research programs and capabilities in our disease area focus may also be competing with our programs and pipeline. Additionally, our competition may have more resources than we do and more experience in drug development.

In myeloid malignancies, specifically AML, there are a significant number of programs in preclinical and clinical development. In addition, there are 12 approved products including small molecules and targeted therapies. However, to our knowledge, our Actimab-A program is the only Ac-225 based targeted radiotherapy in clinical development for AML and myeloid malignancies. In addition, Actimab-A is potentially synergistic with a majority of the approved AML therapies. AML assets primarily consist of agents targeting specific AML mutations, immunotherapies, or cell cycle modulators, which largely address finite segments of the population and do not have the broad potential for utilization like Actimab-A. Early clinical and preclinical stage assets consist of more cell therapy and immune cell engagers, and the potential success of these modalities in AML remain uncertain. Our strategy is to develop Actimab-A in combination with other products, and agents in the development pipeline have the potential for synergies in combination with Actimab-A.

In conditioning, agents currently used for myeloablation prior to a BMT, lymphodepletion prior to CAR-T and other adoptive cell therapies and reduced intensity conditioning for gene therapy are largely generic, non-targeted chemotherapeutic agents. Jasper Therapeutics and Magenta Therapeutics ceased development of their antibody and antibody-drug conjugate or ADC conditioning programs for BMT in malignant diseases. Certain companies such as Vertex Pharmaceuticals (“Vertex”), Gilead Sciences (“Gilead”) and Allogene Therapeutics (“Allogene") have or continue to explore non-chemotherapy conditioning with ADCs and antibodies for their in-house, proprietary cellular therapy programs. For example, Vertex in-licensed ADC technology from ImmunoGen Inc. (acquisition by AbbVie announced in November 2023) and had a collaboration with Molecular Templates, Inc. (ceased operations in 2024) to develop targeted conditioning agents, which was subsequently terminated. Allogene is using its own proprietary anti-CD52 monoclonal antibody for use as a lymphodepletion agent in conjunction with CAR-T therapies. Telix Pharmaceuticals has announced plans for a conditioning program based on a CD66 radiotherapeutic approach in systemic amyloid light-chain amyloidosis (“SALA”) via an early-stage investigator-sponsored trial. Molecular Partners is developing a switch-DARPin targeting cKIT×CD16a×CD47 as a conditioning regiment in AML, but this asset is in early preclinical studies. Without exception, all these companies have either preclinical or early-stage programs that are, for the most part, solely focused on their proprietary programs.

Several companies are focused on developing radiotherapies for solid tumors, with a majority of radiotherapy programs focused on PSMA or prostate-specific membrane antigen in prostate cancer, neuroendocrine tumors or fibroblast activation protein (“FAP”). Companies with radiotherapeutics in development include, but not limited to: Abdera Therapeutics, Aktis Oncology, Alpha-9 Theranostics, Ariceum Therapeutics, ARTbio, Bayer AG, Clarity Pharmaceuticals, Cellectar Biosciences, Convergent Therapeutics, CuraSight, Curium Pharma, Full-Life Technologies, Fusion Pharmaceuticals, Inc., Johnson & Johnson, Lantheus Holdings, Inc., Mariana Oncology (acquired by Novartis AG in May 2024) ), Molecular Partners, Monopar Therapeutics, Novartis AG, Orano Med, Perspective Therapeutics, Point Biopharma, Inc. (acquired by Lilly in December 2023), RadioMedix, Inc., Radiopharm Theranostics, Radionetics Oncology, Ratio Therapeutics, RayzeBio, Inc. (acquired by Bristol Myers Squibb in February 2024), Q BioMed, Inc., Scintomics, Telix, and Y-mAbs Therapeutics, Inc. None of these or other companies that we are aware of appears to be pursuing a development program directed against our biological target.

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

Human Capital

As of March 28, 2025, we had 37 full-time employees, 22 of whom have Ph.D. or M.D. degrees and 22 of whom are engaged in research and development and clinical development activities. We believe that we have been successful to date in attracting skilled and experienced personnel despite the competitive hiring marketing in the industry. Our employees are not covered by a collective bargaining agreement, and we believe that our relationship with our employees is excellent. We continue to engage external consultants on an as-needed basis to temporarily supplement existing staff.

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

Summary of Risk Factors

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

●	We are a clinical-stage company and have generated no revenue from commercial sales to date;

●	We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future;

●	If we fail to obtain additional financing, we will be unable to continue or complete our product development or product commercialization and you will likely lose your entire investment;

●	We are highly dependent on the clinical, regulatory and commercial success of Iomab-B, Actimab-A, Iomab-ACT and other pipeline candidates which we may never achieve;
●	We continuously evaluate our business strategy and may modify our strategy as necessary to respond to developments in our business and other factors, and any such modification, if not successful, could have a material adverse effect on our business, financial condition, and results of operations;

●	Our business could be adversely affected by the effects of future health epidemics;

●	Our business is subject to cybersecurity risk;

●	We have not demonstrated that any of our products are safe and effective for any indication and will continue to expend substantial time and resources on clinical development before any of our current or future product candidates will be eligible for FDA approval, if ever;

●	Our clinical trials may fail to demonstrate adequately the efficacy and safety of our product candidates, which would prevent or delay regulatory approval and commercialization;

●	Preliminary, Interim, and “top-line” data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.;

●	Healthcare legislative reform measures intended to increase pressure to reduce prices of pharmaceutical products paid for by Medicare or, otherwise, affect the federal regulation of the U.S. healthcare system could have a material adverse effect our business, future revenue, if any, and results of operations;

●	Changes in the healthcare industry and in healthcare spending could adversely affect our grant funded clinical programs, business, financial condition and results of operations

●	We may rely on third parties to conduct certain aspects of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates;

●	We currently depend on single third-party manufacturers to produce our pre-clinical and clinical trial drug supplies. Any disruption in the operations of our current third-party manufacturers, or other third-party manufacturers we may engage in the future, could adversely affect our business and results of operations;

●	Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences;

●	Our patent position is highly uncertain and involves complex legal and factual questions.

●	The use of hazardous materials, including radioactive and biological materials, in our research and development efforts imposes certain compliance costs on us and may subject us to liability for claims arising from the use or misuse of these materials;

●	We are highly dependent on our key personnel, and the demand for talent in the biotechnology industry is highly competitive; if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement or execute our business strategy;

●	Certain provisions of our Certificate of Incorporation and Bylaws and Delaware law make it more difficult for a third party to acquire us and make a takeover more difficult to complete, even if such a transaction were in our stockholders’ interest; and

●	Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

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

We are not profitable and have incurred losses in each period since our inception. As of December 31, 2024 and December 31, 2023, we had an accumulated deficit of $375.8 million and $337.6 million, respectively. We reported a net loss of $38.2 million and $48.8 million for the years ended December 31, 2024 and 2023, respectively. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, which would have an adverse effect on our business prospects, financial condition and results of operation.

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

We are highly dependent on the clinical, regulatory and commercial success of Actimab-A, Iomab-ACT and other pipeline candidates which we may never achieve

None of the drug candidates we are developing, or have developed, have received regulatory approval. Based on the current status of our pipeline candidates, it will likely take several years or additional clinical studies before we can seek approval for any drug candidate.

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

As for Iomab-B in particular, as previously disclosed, we completed the pivotal Phase 3 SIERRA trial (Study of Iomab-B in Elderly Relapsed or Refractory AML) and presented the trial results in February 2023, which were expected to support a BLA filing. The SIERRA trial met the primary endpoint of dCR with statistical significance (p-value<0.0001) but did not meet the secondary endpoint in achieving a statistically significant improvement in overall survival in the intent to treat population. On August 5, 2024, we announced that the FDA determined that the SIERRA trial alone is not adequate to support a BLA filing and is requiring an additional randomized head-to-head clinical trial to demonstrate an overall survival benefit in an intent to treat population. Further, the FDA is also requiring an additional dose optimization trial to calculate the dose of Iomab-B based on absorbed dose by the bone marrow, rather than the maximum tolerable dose of 24 Gy of radiation to the liver as was done in the SIERRA trial based on several interactions with the FDA prior to the start of the SIERRA trial. Based on this revised approach now required by the FDA, the safety and efficacy data generated from all Iomab-B studies, including the SIERRA trial, are inadequate to seek regulatory approval for Iomab-B, as dosing based on maximum tolerable dose of 24 Gy to the liver will lead to variable doses to the bone marrow (the target organ), result in underdosing or overdosing of patients and translate to a global patient safety risk. We are seeking a strategic partner for the U.S. in order to conduct the additional studies required by the FDA; however, we may not be successful in our efforts to find such a partner, or the trials and studies may not be successful. Further, there are no assurances that we can satisfy all of the FDA’s requests, and there could be additional regulatory hurdles that may result in either non-acceptance or non-approval of a future BLA filing. The U.S. commercial opportunity for Iomab-B may thus never be realized.

As previously disclosed and noted above, Actinium has licensed to Immedica the exclusive product rights for commercialization of Iomab-B in the EUMENA region. We are evaluating the impact of the FDA’s 2024 determination of the SIERRA trial results in the context of global regulatory submissions for Iomab-B. At this time, filings for regulatory approval, obtaining regulatory approvals, and successful commercialization of Iomab-B in the EUMENA region and on a global basis are highly uncertain and may never be realized.

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

For instance, as for Iomab-B, despite the Phase SIERRA 3 trial meeting the primary endpoint of durable Complete Remission (dCR) with statistical significance (p-value<0.0001), the FDA has determined that demonstrating an overall survival benefit in a randomized head-to-head trial is required for a BLA filing. In addition, the FDA is also requiring that an additional dose optimization trial demonstrating safety and efficacy be completed to calculate the dose of Iomab-B based on absorbed dose by the bone marrow, rather than the maximum tolerable dose of 24 Gy of radiation to the liver as was done in the SIERRA trial based on several interactions we had with the FDA before starting the SIERRA trial. The head-to-head Phase 3 trial will evaluate allogeneic bone marrow transplant (BMT) using Iomab-B plus a reduced intensity conditioning regimen of fludarabine and total body irradiation (Flu/TBI) versus allogeneic BMT using reduced intensity conditioning comprised of cyclophosphamide plus Flu/TBI. This is different from the SIERRA trial, which allowed physician’s choice of salvage therapies and heterogenous conditioning regimens in the control arm. However, there are no assurances that the additional trials will be successful or that we can satisfy all of the FDA’s requests. There could also be additional regulatory hurdles that may result in either non-acceptance or non-approval of a future BLA filing.

As previously disclosed and noted above, Actinium has licensed to Immedica the exclusive product rights for commercialization of Iomab-B in the EUMENA region. We are evaluating the impact of the FDA’s 2024 determination of the SIERRA trials results referred to above in the context of global regulatory submission for Iomab-B. At this time, filings for regulatory approval, obtaining regulatory approvals, and successful commercialization of Iomab-B in the EUMENA region and on a global basis are highly uncertain and may never be realized.

We are also evaluating Iomab-ACT, which uses a lower dose I-131 for conditioning prior to cellular therapies such as CAR-T and gene therapies. We are currently studying Iomab-ACT in three clinical trials including two investigator sponsored studies.

Our Actimab-A (lintuzumab-Ac-225) product candidate has also been studied in several Phase 1 and 2 trials under our sponsorship and investigator-initiated trials in patients with r/r AML and we plan to continue to study Actimab-A in clinical trials. Actimab-A is also being developed under a cooperative research and development agreement (CRADA) with the National Cancer Institute (NCI) and we expect clinical trials to be initiated that will study Actimab-A as a single agent or in combination with other therapies. Product candidates utilizing the lintuzumab antibody would require BLA approval before they can be marketed in the United States. We are in the early stages of evaluating other product candidates consisting of conjugates of Ac-225 with human or humanized antibodies for pre-clinical and clinical development in other types of cancer. The FDA may not approve these products for the indications that are necessary or desirable for successful commercialization. The FDA may fail to approve any BLA we submit for new product candidates or for new intended uses or indications for approved products or future product candidates. Failure to obtain FDA approval for our products in the proposed indications would have a material adverse effect on our business prospects, financial condition and results of operations.

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

For instance, we worked with the FDA to develop the SIERRA clinical trial to test the safety and efficacy of Iomab-B in patients with r/r AML who are aged 55 and above prior to a BMT. Even though the SIERRA trial met the primary endpoint of dCR with statistical significance (p-value<0.0001), the FDA has determined that the analyses from the SIERRA trial do not support a BLA filing for Iomab-B. The FDA now requires an additional head-to-head Phase 3 clinical study. We have further discussed the specifics of this additional clinical trial with the FDA. Based on these discussions, Actinium believes it has aligned with the FDA on the patient population for this additional clinical trial, which can include all adult patients aged 18 and above with active AML with blasts counts greater than 5% and less than 20%. This is a broader patient population than the patients enrolled on the SIERRA trial, which only enrolled patients aged 55 and above. Further, the FDA is also requiring that an additional dose optimization trial demonstrating safety and efficacy be completed to calculate the dose of Iomab-B based on absorbed dose by the bone marrow, rather than the maximum tolerable dose of 24 Gy of radiation to the liver as was done in the SIERRA trial based on several interactions we had with the FDA before starting the SIERRA trial. We are seeking a strategic partner for Iomab-B in the U.S. to advance these additional trials. Even if we are able to secure a partner, there are no assurances that the additional trials will be successful or that we can satisfy all of the FDA’s requests. There could also be additional regulatory hurdles that may result in either non-acceptance or non-approval of a future BLA.

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

Even if our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims or that the FDA or foreign authorities will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses. If FDA concludes that the clinical trials for Actimab-A, Iomab-ACT, or any other product candidate for which we might seek approval, have failed to demonstrate safety and effectiveness, we would not receive FDA approval to market that product candidate in the United States for the indications sought. In addition, such an outcome could cause us to abandon the product candidate and might delay the development of others. Any delay or termination of our clinical trials will delay or preclude the filing of any submissions with the FDA and, ultimately, our ability to commercialize our product candidates and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of a product candidate’s profile.

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

Our Actimab-A program clinical trials are testing the same drug construct.

Our Actimab-A program is comprised of several clinical trials conducted under the CRADA with NCI, Actinium sponsored trials, investigator-initiated trials in AML and other myeloid indications and solid tumors that will study the same drug construct consisting of lintuzumab-Ac-225. Negative results from any of these trials could negatively impact our ability to enroll or complete our other trials studying lintzumab-Ac-225, including future studies conducted under our CRADA with the NCI. Additionally, negative outcomes including safety concerns, may result in the FDA requiring amendment to certain clinical trials, placing a clinical hold on certain or all clinical trials or discontinuing other trials utilizing lintuzumab-Ac-225.

We are currently developing, and in the future may develop, product candidates in combination with other therapies and that may expose us to additional risks.

We are currently developing, and may develop future product candidates, for use in combination with one or more currently approved therapies. For example, Actimab-A is expected to be tested in combination with KEYTRUDA® and OPDIVO® for treating HNSCC and NSCLC. If any of the approved therapies we currently or may, in the future, use in combination with a current or future product candidate is found defective, removed from the market, or otherwise becomes unavailable, our clinical trials may face significant delays, be suspended, or terminated. Any such events would likely have a material impact on our operations and the development of the affected product candidate(s) and may ultimately prevent the approval of such product candidate or render continued development efforts too costly to proceed.

Even if a current or future product candidate were to receive FDA approval to be commercialized in the U.S. for use in combination with one or more existing therapies, we would continue to be subject to the risk that the FDA or similar foreign regulatory authorities could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with any such existing therapies. This could result in our own products being removed from the market or cause material delays in, or the suspension or discontinuation, of our production and/or distribution of the applicable product, as our ability to market any such product will be limited to the extent specified in the FDA’s approval, if granted.

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

Our contract for supply of this isotope from the DOE must be renewed yearly, and we renewed our contract to extend through the end of 2025. While we expect this contract will continue to be renewed at the end of its term as it has since 2009, there can be no assurance that the DOE will renew the contract or that change its policies that allow for the sale of isotope to us. There can be no assurance that the DOE or our other suppliers will be able to supply all of the quantities of Ac-225 we request in the future. Failure to acquire sufficient quantities of medical grade Ac-225 would make it impossible to effectively complete clinical trials and to commercialize any Ac-225 based drug candidates that we may develop and would materially harm our business.

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

We have received orphan drug designation for Actimab-A and Iomab-B for treatment of AML in both the United States and the EU. Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making available a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Similarly, the EMA grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU.

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

There have been significant judicial, administrative, executive, and legislative initiatives to modify, limit, replace, or repeal the Affordable Care Act since its enactment. For example, during his first term, former President Trump issued several Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress considered legislation that would repeal or replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation the Affordable Care Act have been passed. For example, the Tax Cuts and Jobs Act of 2017 eliminated the Affordable Care Act provision requiring individuals to purchase and maintain health coverage, or the “individual mandate,” by reducing the associated penalty to zero, beginning in 2019. In December 2018, a district court in Texas held that the individual mandate is unconstitutional and that the rest of the Affordable Care Act is, therefore, invalid. On appeal, the Fifth Circuit Court of Appeals affirmed the holding on the individual mandate but remanded the case back to the lower court to reassess whether and how such holding affects the validity of the rest of the Affordable Care Act. The Fifth Circuit’s decision on the individual mandate was appealed to the U.S. Supreme Court. On June 17, 2021, the Supreme Court held that the plaintiffs (comprised of the state of Texas, as well as numerous other states and certain individuals) did not have standing to challenge the constitutionality of the Affordable Care Act’s individual mandate and, accordingly, vacated the Fifth Circuit’s decision and instructed the district court to dismiss the case. As a result, the Affordable Care Act remained in effect in its then-current form; however, we cannot predict what additional challenges may arise in the future, the outcome thereof, or the impact any such actions may have on our business. This uncertainty has become even greater given the new Trump administration and its proposed agenda.

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

The Biden administration also introduced various measures in 2021 focusing on healthcare and drug pricing, in particular. For example, on January 28, 2021, former President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021, and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. On the legislative front, the American Rescue Plan Act of 2021 was signed into law on March 11, 2021, which, in relevant part, eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source drugs and innovator multiple source drugs, which began on January 1, 2024. And, in July 2021, the Biden administration released an executive order entitled, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response, on September 9, 2021, HHS released a “Comprehensive Plan for Addressing High Drug Prices” that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles.

More recently, on August 16, 2022, former President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”), which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms. Specifically, the IRA authorizes and directs the Department of Health and Human Services (the “DHHS”) to set drug price caps for certain high-cost Medicare Part B and Part D qualified drugs, with the initial list of drugs announced on August 29, 2023, and the first year of maximum price applicability to begin in 2026. The IRA further authorizes the DHHS to penalize pharmaceutical manufacturers that increase the price of certain Medicare Part B and Part D drugs faster than the rate of inflation. Finally, the IRA creates significant changes to the Medicare Part D benefit design by capping Part D beneficiaries’ annual out-of-pocket spending at $2,000 beginning in 2025. Additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Changes in the healthcare industry and in healthcare spending could adversely affect our grant funded clinical programs, business, financial condition and results of operations.

Our business and research efforts rely, in part, on funding and support from U.S. government agencies such as the National Institutes of Health (“NIH”), National Cancer Institute (“NCI”) and the Department of Health and Human Services (“HHS”). Government funding for these programs is subject to annual budgetary decisions, which can be unpredictable and influenced by shifting political and economic priorities. Reductions in government support for cancer research or other healthcare initiatives could limit grants, contracts, or other financial resources that we or our research collaborators depend on, potentially delaying our clinical programs and increasing our reliance on alternative funding sources. For instance, we have a CRADA with the NCI for the development of Actimab-A. While we have been informed that the funding for our CRADA is not expected to be impacted, there can be no assurances that this will remain the case and any reduction or elimination of funding can have a material adverse impact on our business.

Moreover, with the change in presidential administration that recently occurred in the United States, government spending programs have become even more difficult to predict and may be subject to greater risk. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the spending priorities of the new U.S. presidential administration and Congress and what challenges budget reductions may present for our industry generally or for our company. In particular, President Trump recently attempted to place a widespread freeze on most federal grants and loans. Any freeze on government support for our products, programs, or studies could significantly impair our research and development activities, business, and operations.

Disruptions at the FDA, the SEC and other government agencies or comparable regulatory authorities caused by funding shortages or global health concerns, in addition to substantial uncertainty regarding the new Administration’s initiatives and how these might impact the FDA, its implementation of laws, regulations, policies and guidance, and its personnel, could hinder government agencies’ ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which our business operations rely, including timely reviews, which could negatively impact our business.

The ability of the FDA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes that may otherwise affect the FDA’s or comparable foreign regulatory authorities’ ability to perform routine functions. In addition, government funding of the SEC and other government agencies or comparable foreign regulatory authorities on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies, including substantial leadership, personnel, and policy changes, may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would harm our business. Changes in FDA staffing could result in delays in the FDA’s responsiveness or in its ability to review submissions or applications, issue regulations or guidance, or implement or enforce regulatory requirements in a timely fashion or at all. Similar consequences would also result in the event of another significant shutdown of the federal government. For example, over the last several years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. If a prolonged government shutdown occurs, or if geopolitical or global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could materially adversely affect our business, financial condition, results of operations and prospects. Such changes could significantly impact the ability of the FDA to timely review and take action on our regulatory submissions, which could have a material adverse effect on our business. Further, in our operations as a public company, future government shutdowns or substantial leadership, personnel, and policy changes could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations. If the FDA is constrained in its ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

With the change in the U.S. Presidential Administration in 2025, there is substantial uncertainty as to whether and how the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. This uncertainty could present new challenges and/or opportunities as we navigate development of our product candidates. Some of these efforts have manifested to date in the form of personnel measures that could impact the FDA’s ability to hire and/or retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. Moreover, the new Administration has proposed action to freeze or reduce the budget of the National Institutes of Health, or NIH, as related to its funding for medical research, which could decrease the ability of facilities that rely on NIH funding to enroll and conduct clinical trials or increase the costs to us of conducting clinical trials. There remains general uncertainty regarding future activities. The new Administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the new Administration, there could be a material adverse effect on us and our business.

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

Actimab-A, Iomab-ACT and Iomab-B and future product candidates that we may develop may never gain market acceptance among physicians, patients and the medical community. The degree of market acceptance of any of our products will depend on a number of factors, including the actual and perceived effectiveness and reliability of the product; the results of any long-term clinical trials relating to use of the product; the availability, relative cost and perceived advantages and disadvantages of alternative technologies; the degree to which treatments using the product are approved for reimbursement by public and private insurers; the strength of our marketing and distribution infrastructure; and the level of education and awareness among physicians and hospitals concerning the product.

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

Failure of Actimab-A or Iomab-ACT or any of our other product candidates to significantly penetrate current or new markets would negatively impact our business financial condition and results of operations.

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

We currently plan to build out a manufacturing facility in the future to operate for the purposes of manufacturing our own products. We have never built, owned or operated a manufacturing facility. There can be no assurances that we will be able to successfully accomplish this and in doing so we may experience delays, cost overruns, or other problems that could seriously hurt our business. Even if we successfully build out our planned manufacturing facility, we may not realize the expected benefits of these efforts.

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

General Risk Factors

We face risks associated with litigation and claims.

We are subject to certain legal proceedings, as further described under “Legal Proceedings.” In addition, from time to time, we may become involved in various claims, disputes and legal or regulatory proceedings that arise in the ordinary course of business and relate to contractual and other obligations. Due to the uncertainties of litigation, we can give no assurance that we will prevail on any claims made against us in any such lawsuit. Also, we can give no assurance that any other lawsuits or claims brought in the future will not have an adverse effect on our financial condition, liquidity, or operating results. Adverse outcomes in some or all of these claims may result in significant monetary damages that could adversely affect our ability to conduct our business.

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

Our compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur substantial accounting expense and expend significant management efforts. We complied with Section 404 at December 31, 2024 and 2023 and while our testing did not reveal any material weaknesses in our internal controls, any material weaknesses in our internal controls in the future would be required us to remediate in a timely manner so as to be able to comply with the requirements of Section 404 each year. If we are not able to comply with the requirements of Section 404 in a timely manner each year, we could be subject to sanctions or investigations by the SEC, NYSE American or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our common stock. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, and investors could lose confidence in our reported financial information.

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

Tariff policies and potential countermeasures could increase our costs and disrupt our global supply chain, which could negatively impact the results of our operations.

President Trump has increased, and has indicated his willingness to continue to increase, the use of tariffs by the U.S. to accomplish certain U.S. policy goals. Such tariffs and any countermeasures could increase the cost of raw materials and components necessary for our operations, disrupt our global supply chain and create additional operational challenges. Further, it is possible that government policy changes and related uncertainty about policy changes could increase market volatility. Because of these dynamics, we cannot predict the impact of any future changes to the U.S.’s or other countries’ trading relationships or the impact of new laws or regulations adopted by the U.S. or other countries on our business. Such changes in tariffs and trade regulations could have a material adverse effect on our financial condition, results of operations and cash flows.

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

The Company has established an Incident Response Policy and recovery plans to address its response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis. This includes continuous security operation centers monitoring of the Company’s systems and accounts.

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

The Company’s Board is involved in overseeing our risk management processes and policies that may be implemented from time to time. The Audit Committee will coordinate these activities through regular interactions with the Company’s management including but not limited to: presentations regarding recent developments, potential risks associated with third parties, emerging trends, any relevant findings or any incident that rises to the level of established thresholds.

The risk factors discussed in this document should be considered together with information included elsewhere in the Annual Report on Form 10–K and should not be considered as the only risks to which the Company is exposed.

ITEM 2. PROPERTIES.

We do not own any real property. We have leased offices at 100 Park Avenue, New York, NY effective June 1, 2022. The lease has a term of 5 years 2 months, with an expiration date in 2027, and a current annual rate of $623 thousand. We are also responsible for certain other costs, such as insurance, taxes, utilities and maintenance. We issued a letter of credit in connection with the lease and as of December 31, 2024, maintain a $324 thousand certified deposit as collateral for the letter of credit.

We lease lab space and office space at Albert Einstein College of Medicine, 1300 Morris Park Avenue, Bronx, NY. The lease has a term of twelve months, expiring August 31, 2025, with a current annual rate of $140 thousand.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

On March 27, 2025, a putative class action complaint (the “Complaint”) was filed by alleged stockholder Nihil Kohil against the Company and executives Sandesh Seth, Avinash Desai, Madhuri Vusirikala, and Sergio Giralt, styled Kohil v. Actinium Pharmaceuticals, Inc., et al., Case No. 1:25-cv-02553 in the Southern District of New York, wherein, the Complaint alleges that the defendants made material misrepresentations and omissions concerning the Iomab-B Phase 3 Sierra Trial and the plaintiff asserts claims against all defendants pursuant to section 10(b) of the Securities Exchange Act (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as additional claims against the individual defendants pursuant to Section 20(a) of the Exchange Act.  The Complaint purports to assert class action claims on behalf of all persons and entities that purchased or otherwise acquired Actinium securities between October 31, 2022 and August 2, 2024.  Plaintiff seeks unspecified damages.  The defendants have not yet responded to the complaint, and they intend to vigorously defend themselves against the plaintiff’s allegations.

The Company and other defendants intend to defend vigorously against such claims, however, there can be no assurances as to the outcome.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS, AND ISSUER PURCHASE OF EQUITY SECURITIES.

Market Information

Our common stock is listed for quotation on the NYSE American under the symbol “ATNM”.

Holders

As of March 28, 2025, there were 31,195,891 shares of common stock issued and outstanding, which were held by approximately 100 holders of record. There are no shares of preferred stock outstanding.

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

The following table indicates shares of common stock authorized for issuance under our equity compensation plans as of December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options and restricted stock units (1)	Weighted- average exercise price of outstanding options (2)	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	5,437,413	$6.48	4,322,664
Equity compensation plans not approved by security holders	-	-	-
Total	5,437,413	$6.48	4,322,664

(1)	Includes shares issuable upon the conversion of outstanding restricted stock units (“RSUs”).

(2)	The Weighted Average Exercise Price column does not include an amount for outstanding RSUs.

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information and financial data discussed below is derived from the audited consolidated financial statements of Actinium Pharmaceuticals, Inc. for its fiscal years ended December 31, 2024 and 2023. The consolidated financial statements of Actinium Pharmaceuticals, Inc. were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Actinium Pharmaceuticals, Inc. contained elsewhere in this Report. The financial statements contained elsewhere in this Report fully represent Actinium Pharmaceuticals, Inc.’s financial condition and operations; however, they are not indicative of the Company’s future performance. See “Cautionary Note Regarding Forward-Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Report. See also “Risk Factors” in Part I, Item 1A of this Report for a discussion of risks and uncertainties that could impact Actinium Pharmaceuticals, Inc.’s future financial condition, operations and performance.

Actinium Pharmaceuticals, Inc. (“Actinium”, the “Company”, or “we”) is a pioneer in the development of targeted radiotherapies intended to meaningfully improve outcomes for patients with relapsed or refractory cancer who have failed existing therapies. We operate as a single operating segment focused on research, discovery, and clinical development of targeted radiotherapies.

Results of Operations – Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the years ended December 31,		Increase
(amounts in thousands)	2024	2023	(Decrease)

Revenue:
Revenue	$-	$-	$-
Other revenue	-	81	(81)
Total revenue	-	81	(81)

Operating expenses:
Research and development, net of reimbursements	30,045	38,670	(8,625)
General and administrative	12,076	13,331	(1,255)
Total operating expenses	42,121	52,001	(9,880)

Other income:
Interest income – net	3,878	3,102	776
Total other income	3,878	3,102	776

Net loss	$(38,243)	$(48,818)	$(10,575)

Revenues

We recorded no commercial revenues for the years ended December 31, 2024 and 2023, respectively.

Other revenue

The National Institutes of Health awarded us a Small Business Technology Transfer cost reimbursable grant to support a clinical collaboration with Memorial Sloan Kettering Cancer Center, or MSK, to study Iomab-ACT, our CD45-targeting Antibody Radio-Conjugate, for targeted conditioning to achieve lymphodepletion prior to administration of a CD19-targeted CAR T-cell therapy developed at MSK. We recognized other revenue during the year ended December 31, 2023 of $0.1 million from this grant.

On April 7, 2022, we entered into a License Agreement with Immedica, pursuant to which Immedica licensed the exclusive product rights for commercialization of Iomab-B in certain countries in the EUMENA region. Upon signing, we were entitled to an upfront, non-refundable payment of $35.0 million from Immedica, which was received in May 2022. Under the terms of the License Agreement, we are eligible to receive certain regulatory and commercial milestone payments and royalties on net sales of the product in certain countries that may result from the License Agreement. We continue to retain commercialization rights in the U.S. and rest of the world.

Our contract liabilities are recorded within Other revenue deferred – current liability or Long-term license revenue deferred in our condensed consolidated balance sheets depending on the short-term or long-term nature of the payments to be recognized. Our contract liabilities primarily consist of advanced payments from licensees. Long-term license revenue deferred was $35.0 million at December 31, 2024 and December 31, 2023, resulting from the receipt from Immedica; this deferred revenue will be recognized upon the European Union’s regulatory approval of Iomab-B or provision of definitive feedback that Iomab-B will not receive approval in the European Union.

Research and Development Expenses, net of reimbursements

Research and development expenses decreased by $8.6 million to $30.0 million for the year ended December 31, 2024, compared to $38.7 million for the year ended December 31, 2023. This decrease was primarily due to CMC expenses declining by $12.0 million and consulting expenses declining by $1.7 million due to lower CMC activity related to Iomab-B. These declines were partially offset by increased preclinical expenses of $5.0 million.

In the third quarter of 2024, our overall headcount was reduced by approximately twenty percent, with a majority of these former employees being from our clinical and CMC groups. As a result of these departures, we expect our personnel expenses to be reduced by approximately $3.7 million in 2025, which may be offset by additional hires or consultants. We do not expect these departures to have a material impact on our operations or ability to execute our operating plan.

General and Administrative Expenses

General and administrative expenses decreased by $1.3 million to $12.1 million for the year ended December 31, 2024, compared to $13.3 million for the year ended December 31, 2023. Lower expenses were primarily the result of lower consulting fees and legal fees of $1.6 million and lower compensation expense of $0.6 million due to lower headcount, partially offset by higher non-cash compensation expense of $1.2 million.

Other Income

Other income is comprised of net interest income in both reporting periods. Other income of $3.9 million for the year ended December 31, 2024 increased from $3.1 million for the year ended December 31, 2023 primarily due to higher average interest rates.

Net Loss

Net loss decreased by $10.6 million to $38.2 million for the year ended December 31, 2024, compared to $48.8 million for the year ended December 31, 2023 due to lower research and development expenses, lower general and administrative expenses and a higher level of other income.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through sales of our common stock and common stock equivalents. The following tables sets forth selected cash flow information for the periods indicated:

	For the years ended December 31,
(amounts in thousands)	2024	2023

Cash used in operating activities	$(33,072)	$(47,335)
Cash used in investing activities	(11)	(153)
Cash provided by financing activities	29,321	14,870

Net change in cash, cash equivalents and restricted cash	$(3,762)	$(32,618)

Net cash used in operating activities for the year ended December 31, 2024 was $33.1 million, a decrease of $14.2 million from $47.3 million in the prior-year period, primarily as a result of a lower net loss of $10.8 million and a decrease in net operating assets and liabilities of $2.2 million.

Net cash used in investing activities was $11 thousand and $153 thousand for the years ended December 31, 2024 and December 31, 2023, respectively, primarily due to the purchase of equipment for our laboratory space.

In August 2020, we entered into the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we are able to sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of our common stock. On June 28, 2022, we entered into an Amendment and Restated Capital on Demand™ Sales Agreement, or the Amended Sales Agreement, with JonesTrading and B. Riley Securities, Inc. (“B. Riley”). The Amended Sales Agreement modifies the original Capital on Demand™ Sales Agreement to include B. Riley as an additional sales agent thereunder. Shares of common stock were offered pursuant to a shelf registration statement on Form S-3 (File No. 333-242322) filed with the SEC on August 7, 2020 (the “Prior Shelf Registration Statement”). On August 11, 2023, we filed a registration statement on Form S-3 (File No. 333-273911), and amended on February 2, 2024, which was declared effective on February 5, 2024, to replace the Prior Shelf Registration Statement, including a base prospectus which covers the offering, issuance and sale of up to $500 million of common stock, preferred stock, warrants, units and/or subscription rights; and a sales agreement prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of $200 million of common stock that may be issued and sold under the Amended Sales Agreement. For the year ended December 31, 2024, we sold 3.5 million shares of common stock, resulting in gross proceeds of $29.9 million and net proceeds of $29.3 million. For the year ended December 31, 2023, we sold 1.9 million shares of common stock, resulting in gross proceeds of $15.1 million and net proceeds of $14.6 million.

We entered into a lease for corporate office space effective June 1, 2022. The lease has a term of five years and two months, with an expiration date in 2027, and current annual rent of $0.6 million. We are also responsible for certain other costs, such as insurance, utilities and maintenance. We issued a letter of credit in connection with the lease and as of December 31, 2024 maintain a $0.3 million certified deposit as collateral for the letter of credit.

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

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. The Company does not have any critical accounting estimates.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which provides improvements to reportable segment disclosure requirements, primarily through enhanced disclosures around segment expenses. ASU 2023-07 requires us to disclose significant segment expenses that are regularly provided to the chief operating decision maker, or CODM, and included within each reported measure of segment profit or loss. ASU 2023-07 also requires that we disclose an amount for other segment items by reportable segment, a description of their composition and provide all annual disclosures about a reportable segment’s profit or loss and assets pursuant to Topic 280 during interim periods. We must also disclose the CODM’s title and position, as well as certain information around the measures used by the CODM and an explanation of how the CODM uses the reported measures in assessing segment performance and deciding how to allocate resources. For public entities with a single reportable segment, such as us, the entity must provide all the disclosures required pursuant to ASU 2023-07 and all existing segment disclosures under Topic 280. The amendments of ASU 2023-07 are effective for annual periods beginning January 1, 2024, and effective for interim periods beginning January 1, 2025. We adopted this standard effective January 1, 2024 and reported on it in this Annual Report on Form 10-K for the year ended December 31, 2024.

Recently Issued Accounting Pronouncements

In November 2024, FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), to improve the disaggregation of expenses within the consolidated statement of operations. The amendments in ASU 2024-03 require disclosures in the notes to the consolidated financial statements and specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity disclose (a) employee compensation, (b) depreciation, and (c) intangible asset amortization included in each relevant expense caption; include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements; and disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The amendments in ASU 2024-03 are effective January 1, 2027 and effective for interim periods beginning January 1, 2028. We will evaluate the impact of ASU 2024-03 on our financial statements.

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide improvements primarily related to the rate reconciliation and income taxes paid information included in income tax disclosures. We will be required to disclose additional information regarding reconciling items equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory tax rate. Similarly, we will be required to disclose income taxes paid (net of refunds received) equal to or greater than five percent of total income taxes paid (net of refunds received). The amendments in ASU 2023-09 are effective for fiscal years beginning January 1, 2025, including interim periods. We will evaluate the impact of ASU 2023-09 on our financial statements.

Subsequent Events

On March 27, 2025, a putative class action complaint (the “Complaint”) was filed by alleged stockholder Nihil Kohil against the Company and executives Sandesh Seth, Avinash Desai, Madhuri Vusirikala, and Sergio Giralt, styled Kohil v. Actinium Pharmaceuticals, Inc., et al., Case No. 1:25-cv-02553 in the Southern District of New York, wherein, the Complaint alleges that the defendants made material misrepresentations and omissions concerning the Iomab-B Phase 3 Sierra Trial and the plaintiff asserts claims against all defendants pursuant to section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as additional claims against the individual defendants pursuant to Section 20(a) of the Exchange Act.  The Complaint purports to assert class action claims on behalf of all persons and entities that purchased or otherwise acquired Actinium securities between October 31, 2022 and August 2, 2024.  Plaintiff seeks unspecified damages.

The defendants have not yet responded to the complaint, and they intend to vigorously defend themselves against the plaintiff’s allegations however, there can be no assurances as to the outcome.

On March 31, 2025, our Board of Directors of approved the cancellation of certain stock options to purchase 5,149,944 shares of common stock held by certain current employees and directors that were initially granted under the Company’s Amended and Restated 2013 Stock Plan and 2019 Amended and Restated Stock Plan. Such cancellation is subject to the consent of the applicable holder of the stock options, which the Company is expecting to receive shortly following the filing of this Annual Report on Form 10-K. Our Compensation Committee intends to conduct an analysis of our equity compensation plan and develop an equity compensation strategy that satisfies the purpose of the 2019 Plan to attract and retain the best available personnel who can make meaningful contributions towards achieving the business objectives of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Actinium Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Actinium Pharmaceuticals, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 31, 2025

Actinium Pharmaceuticals, Inc.
Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	December 31, 2024	December 31, 2023
Assets
Current Assets:
Cash and cash equivalents	$72,904	$76,677
Prepaid expenses and other current assets	1,602	1,586
Total Current Assets	74,506	78,263

Property and equipment, net of accumulated depreciation of $891 and $694	364	550
Restricted cash – long term	324	313
Operating lease right-of-use assets	1,685	2,289
Finance leases right-of-use assets	20	30
Total Assets	$76,899	$81,445

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$7,568	$7,953
Operating leases current liability	569	530
Finance leases current liability	11	11
Total Current Liabilities	8,148	8,494

Long-term license revenue deferred	35,000	35,000
Long-term operating lease obligations	984	1,553
Long-term finance lease obligations	9	19
Total Liabilities	44,141	45,066

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 31,195,891 and 27,634,213 shares issued and outstanding at December 31, 2024 and 2023, respectively	31	28
Additional paid-in capital	408,553	373,934
Accumulated deficit	(375,826)	(337,583)
Total Stockholders’ Equity	32,758	36,379

Total Liabilities and Stockholders’ Equity	$76,899	$81,445

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.
Consolidated Statements of Operations

(amounts in thousands, except share and per share data)

	For the Year ended December 31,
	2024	2023

Revenue
Revenue	$-	$-
Other Revenue	-	81
Total revenue	-	81

Operating expenses:
Research and development, net of reimbursements	30,045	38,670
General and administrative	12,076	13,331
Total operating expenses	42,121	52,001

Loss from operations	(42,121)	(51,920)

Other income:
Interest income – net	3,878	3,102
Total other income	3,878	3,102

Net loss	$(38,243)	$(48,818)

Net loss per common share – basic and diluted	$(1.27)	$(1.83)

Weighted average common shares outstanding – basic and diluted	30,070,028	26,604,045

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2024 and 2023
(amounts in thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2023	25,674,823	$26	$355,220	$(288,765)	$66,481
Stock-based compensation	13,144	-	3,842	-	3,842
Sale of common stock, net of offering costs	1,902,005	2	14,610	-	14,612
Issuance of common stock from exercise of stock options	44,241	-	262		262
Net loss	-	-	-	(48,818)	(48,818)
Balance, December 31, 2023	27,634,213	$28	$373,934	$(337,583)	$36,379
Stock-based compensation	13,394	-	5,292	-	5,292
Sale of common stock, net of offering costs	3,538,136	3	29,252	-	29,255
Issuance of common stock from exercise of stock options	10,148	-	75		75
Net loss	-	-	-	(38,243)	(38,243)
Balance, December 31, 2024	31,195,891	$31	$408,553	$(375,826)	$32,758

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows

(amounts in thousands)

	For the Year ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(38,243)	$(48,818)
Adjustments to reconcile net loss to net cash used in/provided by operating activities:
Stock-based compensation expense	5,292	3,842
Depreciation expense	197	207
Amortization of right-of-use assets	614	583
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(15)	49
Accounts payable and accrued expenses	(387)	(2,177)
Operating lease right-of-use assets	-	(527)
Operating lease liabilities	(530)	(494)
Net Cash Used In Operating Activities	(33,072)	(47,335)

Cash Flows Used in Investing Activities:
Purchase of property and equipment	(11)	(153)
Net Cash Used In Investing Activities	(11)	(153)

Cash Flows from Financing Activities:
Payments on finance leases	(9)	(4)
Proceeds from sales of shares of common stock, net of offering costs	29,255	14,612
Proceeds from the exercise of stock options	75	262
Net Cash Provided By Financing Activities	29,321	14,870

Net change in cash, cash equivalents and restricted cash	(3,762)	(32,618)
Cash, cash equivalents and restricted cash at beginning of year	76,990	109,608
Cash, cash equivalents and restricted cash at end of year	$73,228	$76,990

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for lease liabilities	$-	$30

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

Segment Information - The Company operates as a single operating and reportable segment for the purposes of assessing performance and allocating resources. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews total assets in the consolidated balance sheets and net loss and its components in the consolidated statements of operations: research and development expenses, general and administrative expenses, and interest income, for the purposes of making operating decisions, assessing financial performance, and allocating resources. All assets are in the United States.

Cash and Cash Equivalents and Restricted Cash - The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. The Company holds most of its cash equivalents in a Money Market account comprised of U.S. Treasury notes. Balances held by the Company are typically in excess of Federal Deposit Insurance Corporation insured limits.

Following is a summary of cash, cash equivalents and restricted cash at December 31, 2024 and December 31, 2023:

(in thousands)	December 31, 2024	December 31, 2023
Cash and cash equivalents	$72,904	$76,677
Restricted cash – long-term	324	313
Cash, cash equivalents and restricted cash	$73,228	$76,990

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

Leases - The Company has an operating lease for corporate office space and a finance lease for office equipment located at the corporate office space. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense for these leases is recognized on a straight-line basis over the lease term.

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

Grant Revenue - The Company has a grant from a government-sponsored entity for research and development related activities that provides for payments for reimbursed costs, which included overhead and general and administrative costs as well as an administrative fee. The Company recognizes revenue from grants as it performed services under this arrangement. Associated expenses are recognized when incurred as research and development expense. Revenue and related expenses are presented gross in the consolidated statements of operations. There was no grant revenue for the year ended December 31, 2024.

License Revenue - The Company entered into a product licensing agreement whereby the Company allowed a third party to commercialize a certain product in specified territories using the Company’s trademarks. The terms of this arrangement includes payment to the Company for a combination of one or more of the following: upfront license fees; development, regulatory and sales-based milestone payments; and royalties on net sales of licensed products. The Company uses its judgment to determine whether milestones or other variable consideration should be included in the transaction price.

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

For the years ended December 31, 2024 and 2023, the Company’s potentially dilutive shares, which include outstanding common stock options, restricted stock units and warrants, have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

(in thousands)	December 31, 2024	December 31, 2023
Stock Options	5,137	5,445
Restricted Stock Units	300	305
Warrants	7	1,442
Total	5,444	7,192

Subsequent Events - The Company’s management reviewed all material events through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

Recently Adopted Accounting Pronouncements - In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which provides improvements to reportable segment disclosure requirements, primarily through enhanced disclosures around segment expenses. ASU 2023-07 requires the Company to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within each reported measure of segment profit or loss. ASU 2023-07 also requires that the Company disclose an amount for other segment items by reportable segment, a description of their composition and provide all annual disclosures about a reportable segment’s profit or loss and assets pursuant to Topic 280 during interim periods. The Company must also disclose the CODM’s title and position, as well as certain information around the measures used by the CODM and an explanation of how the CODM uses the reported measures in assessing segment performance and deciding how to allocate resources. For public entities with a single reportable segment, the entity must provide all the disclosures required pursuant to ASU 2023-07 and all existing segment disclosures under Topic 280. The amendments of ASU 2023-07 are effective for the Company for annual periods beginning January 1, 2024, and effective for interim periods beginning January 1, 2025. The Company adopted this standard effective January 1, 2024 and reported on it in this Annual Report on Form 10-K for the year ended December 31, 2024.

Recently Issued Accounting Pronouncements - In November 2024, FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), to improve the disaggregation of expenses within the consolidated statement of operations. The amendments in ASU 2024-03 require disclosures, in the notes to the consolidated financial statements, specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity disclose (a) employee compensation, (b) depreciation, and (c) intangible asset amortization included in each relevant expense caption; include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements; and disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The amendments in ASU 2024-03 are effective January 1, 2027, and effective for interim periods beginning January 1, 2028. The Company will evaluate the impact of ASU 2024-03 on its financial statements.

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide improvements primarily related to the rate reconciliation and income taxes paid information included in income tax disclosures. The Company will be required to disclose additional information regarding reconciling items equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory tax rate. Similarly, the Company will be required to disclose income taxes paid (net of refunds received) equal to or greater than five percent of total income taxes paid (net of refunds received). The amendments in ASU 2023-09 are effective January 1, 2025, including interim periods. The Company will evaluate the impact of ASU 2023-09 on its financial statements.

Note 2 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at December 31, 2024 and 2023:

	December 31,	December 31,
	2024	2023
Prepaid insurance	$608	$614
Prepaid clinical trial expenses	637	746
Other prepaid expenses and other current assets	357	226
Total prepaid expenses and other current assets	$1,602	$1,586

Note 3 - Property and Equipment

Property and equipment consisted of the following at December 31, 2024 and 2023:

		December 31,	December 31,
(in thousands)	Lives	2024	2023
Lab equipment	5 years	$817	$806
Office equipment and furniture	3 - 7 years	438	438
Less: accumulated depreciation		(891)	(694)
Property and equipment, net		$364	$550

Depreciation expense consisted of the following for the years ended December 31, 2024 and 2023, respectively:

	December 31,	December 31,
(in thousands)	2024	2023
Research and development	$161	$175
General and administrative	36	32
Total depreciation expense	$197	$207

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

As of December 31, 2024, the Company has two leases which have been capitalized in accordance with ASC 842, one for corporate office space and one for office equipment. The Company entered into a lease for corporate office space effective June 1, 2022. The lease has a term of 5 years and 2 months, with an expiration date on July 30, 2027 and current annual rent of $0.6 million. The Company is also responsible for certain other costs, such as insurance, utilities and maintenance. During the year ended December 31, 2023, the Company spent $0.5 million on improvements at its corporate office space, which were included in the value of the operating right-to-use asset.

The components of lease expense are as follows:

(in thousands)	Year ended December 31, 2024	Year ended December 31, 2023
Operating lease expense	$691	$691

Finance lease cost
Amortization of right-to-use assets	$10	$3
Interest on lease liabilities	$2	$-
Total finance lease cost	12	$3

Supplemental cash flow information related to leases are as follows:

	Year ended
(in thousands)	December 31, 2024	December 31, 2023
Cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow use from operating leases	$618	$606
Operating cash flow use from finance leases	$11	$-
Financing cash flow use from finance leases	$9	$4

Non-cash activity:

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-
Finance leases	$-	$30

Weighted average remaining lease terms are as follows at December 31, 2024:

Weighted average remaining lease term:
Operating leases	2.6 years
Finance leases	2.0 years

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

Weighted average discount rates:
Operating leases	4.8%
Finance leases	6.2%

Maturities of lease liabilities are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2025	630	11
2026	643	11
2027	380	-
Total lease payments	$1,653	$22
Less imputed interest	(100)	(2)
Present value of lease liabilities	$1,553	$20

Note 5 - Other Revenue

The Company has a grant from a government-sponsored entity for research and development related activities that provides for payments for reimbursed costs, which includes overhead and general and administrative costs as well as an administrative fee. The Company recognized revenue from grants as it performed services under this arrangement. Associated expenses are recognized when incurred as research and development expense. Other revenue recognized from this grant during the year ended December 31, 2023 was $0.1 million.

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

The Company’s contract liabilities are recorded within Other revenue deferred – current liability or Long-term license revenue deferred in its condensed consolidated balance sheets, depending on the short-term or long-term nature of the payments to be recognized. The Company’s contract liabilities primarily consist of advanced payments from licensees. Long-term license revenue deferred was $35.0 million at December 31, 2024 and December 31, 2023; this deferred revenue will be recognized upon European Union’s regulatory approval of Iomab-B or provision of definitive feedback that Iomab-B will not receive approval in the European Union.

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

Note 7 - Equity

In August 2020, the Company entered into the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC, “JonesTrading”, pursuant to which the Company may sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of its common stock. On June 28, 2022, the Company entered into an Amended and Restated Capital on Demand™ Sales Agreement (the “A&R Sales Agreement”) with JonesTrading and B. Riley Securities, Inc. (“B. Riley”). The A&R Sales Agreement modifies the original Capital on Demand™ Sales Agreement to include B. Riley Securities as an additional sales agent thereunder. Shares of common stock were offered pursuant to a shelf registration statement on Form S-3 (File No. 333-242322) filed with the SEC on August 7, 2020 (the “Prior Shelf Registration Statement”). On August 11, 2023, the Company filed a registration statement on Form S-3 (File No. 333-273911), which registration statement was amended on February 2, 2024, and declared effective on February 5, 2024, to replace the Prior Shelf Registration Statement, including a base prospectus which covers the offering, issuance and sale of up to $500 million of common stock, preferred stock, warrants, units and/or subscription rights; and a sales agreement prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of $200 million of common stock that may be issued and sold under the Amended Sales Agreement.

During the year ended December 31, 2024, the Company sold 3.5 million shares of common stock, resulting in gross proceeds of $29.9 million and net proceeds of $29.3 million. During the year ended December 31, 2023, the Company sold 1.9 million shares of common stock, resulting in gross proceeds of $15.1 million and net proceeds of $14.6 million.

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

Stock Options

Following is a summary of stock option activity for the years ended December 31, 2024 and 2023:

(in thousands, except for per-share amount)	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($)
Outstanding, January 1, 2023	3,396	8.00	8.85	15,204
Granted	2,402	5.28
Exercised	(44)	5.92
Cancelled	(309)	8.30
Outstanding, December 31, 2023	5,445	6.80	8.70	373
Granted	154	5.47
Exercised	(10)	7.39
Cancelled	(452)	10.04
Outstanding, December 31, 2024	5,137	6.48	7.04	-

Exercisable, December 31, 2024	2,555	10.63	7.84	-

During 2024, the Company granted newly hired employees options to purchase 0.2 million shares of common stock with an exercise price ranging from $7.20 to $8.15 per share, a term of 10 years, and a vesting period of 4 years. The options have an aggregated fair value of $0.6 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate range from 4.19% to 4.45% (2) expected life of 6 years, (3) expected volatility range from 80.5% to 90.5%, and (4) zero expected dividends.

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

During the years ended December 31, 2024 and 2023, options to purchase 0.5 million and 0.3 million common shares were cancelled, respectively, upon the termination of employment.

The fair values of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at December 31, 2024 was $9.1 million related to unvested options, which is expected to be expensed over a weighted average of 2.6 years. During 2024 and 2023, the Company recorded total option expense of $4.6 million and $3.2 million, respectively.

Restricted Stock Units

Following is a summary of restricted stock unit (“RSUs”) activity for the years ended December 31, 2024 and 2023:

(in thousands, except for per-share amount)	RSUs	Weighted Average Grant Date Fair Value Per Share ($)
Outstanding, January 1, 2023	325	5.96
Granted	5	8.31
Vested	-	-
Cancelled	(25)	7.31
Outstanding, December 31, 2023	305	5.89
Granted	-	-
Vested	-	-
Cancelled	(5)	8.31
Outstanding, December 31, 2024	300	5.85

The RSUs vest at the earliest of a change of control event, the termination of the recipient’s continuous service status for any reason other than by the Company for cause and the third anniversary of the date of the grant. The fair value of the RSUs, $1.8 million, was determined based on the stock prices on the dates of the grants and each RSU grant is being recognized over its respective three-year period. The unrecognized compensation expense at December 31, 2024 of $0.4 million is expected to be expensed over a weighted average of 0.6 years. During 2024 and 2023, the Company recorded compensation expense related to RSUs of $0.6 million and $0.6 million, respectively.

Warrants

Following is a summary of warrant activities for the years ended December 31, 2024 and 2023:

(in thousands, except for per-share amounts)	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2023	1,443	16.58	1.33	5
Granted	2	8.77	10.00
Exercised	-	-
Expired	(3)	106.80
Outstanding, December 31, 2023	1,442	16.42	0.34	-
Granted	-	-
Exercised	-	-
Expired	(1,435)	16.42
Outstanding, December 31, 2024	7	17.33	4.46	-

Exercisable, December 31, 2024	7	17.77	4.25	-

On April 23, 2024, warrants to purchase an aggregate of 1.4 million shares of common stock expired. These warrants were issued on April 23, 2019, when the Company completed an underwritten offering of 1.4 million shares of common stock and warrants to purchase 1.4 million shares of common stock at a price of $11.55 per share and related warrant. The warrants were exercisable for a period of 5 years at an exercise price of $15.00 per share.

During the years ended December 31, 2024 and 2023, the Company recorded stock-based compensation expense related to warrants of $5 thousand and $6 thousand, respectively.

Note 8 - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2024 and 2023 are as follows:

(in thousands)	2024	2023
Deferred tax assets:
Net operating losses carry forward	$47,875	$41,698
Deferred revenue	8,217	8,219
Share-based compensation	1,572	1,512
Research and development/orphan drug credits	23,296	20,509
Capitalized research and development expenses	20,664	18,684
Others	(11)	(57)
Less: valuation allowance	(101,613)	(90,565)
Deferred tax assets, net	$-	$-

The Company has recorded a valuation allowance of $101.6 million and $90.6 million against its deferred tax assets at December 31, 2024 and 2023 respectively, because management determined that it is not more-likely-than not that those assets will be realized.

For federal income tax purposes, the Company has $189.3 million of unused net operating losses (“NOLs”) at December 31, 2024 available for carry forward to future years. NOLs of $104.8 million generated prior to 2018 will begin to expire if unused beginning in 2026 when approximately $3.9 million in NOLs are due to expire. The Company’s largest NOLs will begin to expire in 2034 - 2037, with each year in excess of $15 million. NOLs generated in 2018 and later years of $84.6 million have an indefinite life, but will be limited to 80% of their value if used in a tax year ending after January 1, 2023.

For state income tax purposes, the Company has $327.8 million of unused NOLs at December 31, 2024 available for carry forward to future years. These NOLs will begin to expire in 2035 if unused.

The Company has federal research and development tax credits of $6.7 million at December 31, 2024, which will begin to expire in 2033 if unused and orphan drug credits of $16.5 million which will begin to expire in 2037 if unused.

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

The Tax Cuts and Jobs Act of 2017 (TCJA) has modified the IRC 174 expenses related to research and development for the tax years beginning after December 31, 2021. Under the TCJA, the Company must now capitalize the expenditures related to research and development activities and amortize them over five years for U.S. activities and 15 years for non-U.S. activities. Since this has been the Company's policy since 2018, the current year capitalization of research and development costs in accordance with IRC 174 was $28.0 million for a total accumulated gross amount of $87.9 million as of December 31, 2024.

The difference between the income tax provision and the amount that would result if the U.S. Federal statutory rates were applied to pre-tax losses for the year ended December 31, 2024 and 2023 are as follows:

(in thousands)	December 31, 2024		December 31, 2023

Federal statutory income taxes	$(8,031)	(21.0)%	$(10,252)	(21.0)%
State income taxes	(1,275)	(3.3)%	(1,743)	(3.6)%
Deferred true-up	259	0.7%	176	0.4%
Research and development/orphan drug tax credit	(2,787)	(7.3)%	(3,263)	(6.7)%
Other	788	2.0%	608	1.2%
Change in valuation allowance	11,046	28.9%	14,474	29.7%
Provision for income tax	$-	-	$-	-

Note 9 - Subsequent Events

On March 27, 2025, a putative class action complaint (the “Complaint”) was filed by alleged stockholder Nihil Kohil against the Company and executives Sandesh Seth, Avinash Desai, Madhuri Vusirikala, and Sergio Giralt, styled Kohil v. Actinium Pharmaceuticals, Inc., et al., Case No. 1:25-cv-02553 in the Southern District of New York, wherein, the Complaint alleges that the defendants made material misrepresentations and omissions concerning the Iomab-B Phase 3 Sierra Trial and the plaintiff asserts claims against all defendants pursuant to section 10(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as additional claims against the individual defendants pursuant to Section 20(a) of the Exchange Act.  The Complaint purports to assert class action claims on behalf of all persons and entities that purchased or otherwise acquired Actinium securities between October 31, 2022 and August 2, 2024.  Plaintiff seeks unspecified damages.

The defendants have not yet responded to the complaint, and they intend to vigorously defend themselves against the plaintiff’s allegations, however, there can be no assurances as to the outcome.

On March 31, 2025, our Board of Directors of approved the cancellation of certain stock options to purchase 5,149,944 shares of common stock held by certain current employees and directors that were initially granted under the Company’s Amended and Restated 2013 Stock Plan and 2019 Amended and Restated Stock Plan. FSuSuch cancellation is subject to the consent of the applicable holder of the stock options, which the Company is expecting to receive shortly following the filing of this Annual Report on Form 10-K. Our Compensation Committee intends to conduct an analysis of our equity compensation plan and develop an equity compensation strategy that satisfies the purpose of the 2019 Plan to attract and retain the best available personnel who can make meaningful contributions towards achieving the business objectives of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure controls and procedures. The Company, under the supervision and with the participation of its management, including the Company’s principal executive officer and principal financial and accounting officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s principal executive officer and principal financial and accounting officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2024 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management concluded that as of December 31, 2024, the Company’s internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names, positions and ages of our directors and executive officers as of March 28, 2025, are as follows:

Name	Age	Position
Sandesh Seth	60	Chairman and Chief Executive Officer

Steve O’Loughlin	40	Chief Financial Officer (Principal Financial and Accounting Officer)

June S. Almenoff, M.D., Ph.D.	68	Director

Jeffrey W. Chell M.D.	69	Director

David Nicholson, Ph.D.	70	Lead Independent Director

Richard I. Steinhart	67	Director

Ajit S. Shetty, Ph.D.	77	Director

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

Mr. Seth has 25 plus years of experience in investment banking (Laidlaw& Co (UK) Ltd., Cowen & Co.), equity research (Bear Stearns, Commonwealth Associates) and in the pharma industry (Pfizer, Warner-Lambert, SmithKline in strategic planning, business development and R&D project management). Mr. Seth was chairman of Relmada Therapeutics Inc., a specialty pharma company focused on CNS therapeutics, which he helped co-found. Mr. Seth has an MBA in Finance from New York University; an M.S. in the Pharmaceutical Sciences from the University of Oklahoma Health Center and a B.Sc. in Chemistry from Bombay University. He has published several scientific articles and was awarded the University Regents Award for Research Excellence at the University of Oklahoma. Mr. Seth was designated as Regulatory Affairs Certified by the Regulatory Affairs Professionals Society which signifies proficiency with U.S. FDA regulations. He has several patents related to the use of radiopharmaceuticals as conditioning agents for adoptive cell therapies and as therapeutic combinations.

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

June S. Almenoff, M.D., Ph.D., Director

Dr. Almenoff has been a Director of the Company since November 2024 and is a member of our Nominating and Corporate Governance Committee. Dr. Almenoff is an accomplished biopharma executive with 25 years of senior leadership experience. She currently serves as a Board Director and advisor to management of numerous biopharma companies. Dr. Almenoff served as President and Chief Medical Officer of Furiex Pharmaceuticals, which was acquired by Actavis plc (now AbbVie) for $1.2B. Furiex developed eluxadoline (Viberzi®), which was approved both in the United States and Europe. She also served as Chief Medical Officer of RedHill Biopharma Ltd (Nasdaq: RDHL) leading a team that was instrumental in positioning Talicia® as a first-line therapy. Earlier in her career, Dr. Almenoff was at GlaxoSmithKline (GSK) for 12 years, where she held various positions of increasing responsibility. She was a Vice President in the Clinical Safety Organization, chaired a PhRMA-FDA working group, and worked in the area of scientific licensing. Dr. Almenoff also led the development of pioneering data analytics systems, which have been widely adopted by industry and regulators to minimize clinical risk for both development and marketed drugs.

Dr. Almenoff has strong expertise in translational medicine, clinical development, commercial strategy, and business development across many therapeutic areas. Dr. Almenoff has led or contributed to numerous regulatory submissions, product approvals and launches. Dr. Almenoff is currently a member of the investment advisory board of the Harrington Discovery Institute (a venture philanthropy) and an Executive Venture Partner, part time, at 82 Venture Studios, which is affiliated with Alloy Ventures. She is a member of the Board of Directors of Avalo Therapeutics, Inc. (Nasdaq: AVTX) and Tenax Therapeutics (Nasdaq: TENX). She previously served as a member of the board of directors of TiGenix NV (formerly Nasdaq: TIG), which was acquired by Takeda, Brainstorm Cell Therapeutics (Nasdaq: BCLI), and OHR Pharmaceutical (formerly Nasdaq: OHRP).

Dr. Almenoff received her B.A. cum laude from Smith College and graduated with AOA honors from the M.D.-Ph.D. program at the Icahn (Mt. Sinai) School of Medicine. She completed post-graduate medical training at Stanford University Medical Center and served on the faculty of Duke University School of Medicine. She is an adjunct professor at Duke, a Fellow of the American College of Physicians (FACP) and has authored over 70 publications.

That Dr. Almenoff brings over 25 years of drug development experience having served in executive-level leadership roles as Chief Medical Officer where she contributed to the approval of novel therapies as well as business development activities and that she advises and serves on the board of several biopharmaceutical companies led us to conclude that Dr. Almenoff should serve as a director.

Jeffrey W. Chell, M.D., Director

Dr. Chell has been a Director of the Company since April 2018. Dr. Chell is also a member of our Audit Committee and Compensation Committee. He has been the chief executive officer emeritus of the National Marrow Donor Program (“NMDP”) since 2017 having served as its chief executive officer since 2000. Dr. Chell has led the NMDP through transformational growth as its Be The Match Registry tripled to more than 12 million donors, the number of transplants facilitated has grown fivefold to over 6,400 annually, and revenue more than tripled to nearly $400 million per year. He is also the co-founder and has served as executive director of the Center For International Blood & Marrow Transplant Research since 2004, a leading research program in the field contributing over 70 research publications per year in peer-reviewed journals. Dr. Chell serves as the President of the Jeff Gordon Children’s Foundation, a non-profit that funds innovative research and therapy for pediatric cancer patients. He also currently serves as chair of CLR Insurance, a captive insurance company domiciled in the Cayman Islands. From 2014 to 2016, Dr. Chell served as co-chair of Bone Marrow Donors Worldwide during its IT transformation project, improving revenues and reducing costs.

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

David Nicholson, Ph.D., Director

David Nicholson Ph.D., serves as our Lead Independent Director of our Board and has been a Director of the Company since 2008. Dr. Nicholson is also a member of our Compensation Committee. Since March 2015, Dr. Nicholson served as Executive Vice President and Chief R&D Officer of Allergan, which was acquired by Abbvie in May 2020. In August 2014, Dr. Nicholson joined Allergan (previously known as Actavis plc and Forest Laboratories, Inc.) as senior vice president, Actavis Global Brands R&D. From March 2012 to August 2014, Dr. Nicholson was on the executive committee of Bayer CropScience as head of research & development responsible for the integration of the company’s R&D activities into one global organization. Dr. Nicholson graduated in pharmacology, earning his B.Sc. from the University of Manchester (1975) and his Ph.D. from the University of Wales (1980). Between 1978 and 1988, Dr. Nicholson worked in the pharmaceutical industry for the British company Beecham-Wülfing in Gronau, Germany. The main emphasis of his activities as group leader in a multidisciplinary project group was the development of cardiovascular drugs.

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

That Dr. Nicholson brings over 40 years of pharmaceutical experience to our Board, having served in various pharmaceutical research and development executive-level positions over the course of his career, that he presently serves on the Boards of Adverum Biotechnologies, Rapalogix Health, Wild Biosciences and Volastra Therapeutics, and that Dr. Nicholson has developed significant management and leadership skills relating to the pharmaceutical industry and is well accustomed to interfacing with investors, analysts, auditors, outside advisors and governmental officials, led us to conclude that Dr. Nicholson should serve as a director.

Ajit S. Shetty, Ph.D., Director

 Dr. Shetty has been a Director of the Company since March 2017. Dr. Shetty is also a member of our Audit Committee, Compensation Committee, and Chairman of our Nominating and Corporate Governance Committee. Dr. Shetty joined Janssen Pharmaceutical, Inc. (“Janssen”) in 1976 ultimately rising to the position of president in 1986 where he led the establishment of Janssen’s business in the U.S. From 1999 to 2008 he was managing director of Janssen, during this time the Janssen Group of companies’ global sales grew from $1 billion to $8 billion, and from 2004 until 2012 he was chairman of the board of directors. In Dr. Shetty’s most recent role at Johnson & Johnson he was head of Enterprise Supply Chain, where he reported to the chief executive officer and was responsible for the transformation and optimization of Johnson & Johnson’s supply chain. Dr. Shetty earned a Ph.D. in Metallurgy and B.A. Natural Sciences from Trinity College, Cambridge University and a Master of Business Administration from Carnegie Mellon University. In 2007, Dr. Shetty was bestowed the title of Baron by King Albert II of Belgium for his exceptional merits. In addition, he was elected Manager of the Year in 2004 in Flanders and received a Life-Time Achievement Award in India in 2010. In 2016, Dr. Shetty was named as chairperson of the Vlaams Instituut voor Biotechnologie (VIB), a Belgium based life sciences research institute focused on translating scientific results into pharmaceutical, agricultural and industrial applications. Dr. Shetty has served as a member of Agile Therapeutics, Inc.’s board of directors from February 2016 until May 2023. We believe Dr. Shetty’s qualifications to sit on our Board include his extensive pharmaceutical experience leading commercial and supply chain operations and his significant educational background.

That Dr. Shetty has more than 30 years of leadership and executive experience in the pharmaceutical industry, that he has significant supply chain knowledge and that he has experience conducting business in the U.S. and Europe, led us to conclude that Dr. Shetty should serve as a director.

Richard I. Steinhart, Director

Mr. Steinhart has served as our Director and Chairman of the Audit Committee since November 2013. Mr. Steinhart is also a member of our Nominating and Corporate Governance Committee. Since October 2017 Mr. Steinhart has been the senior vice president and chief financial officer of BioXcel Therapeutics, Inc. Since March 2014, Mr. Steinhart has been a member of the board of directors of Atossa Genetics, Inc. where he is chairman of the audit committee and a member of the compensation committee. From October 2015 to April 2017, Mr. Steinhart was vice president and chief financial officer at Remedy Pharmaceuticals, a privately-held, clinical stage pharmaceutical company that sold its only asset, CIRARA, to Biogen for $120M plus earn-outs. From January 2014 through September 2015 Mr. Steinhart worked as a financial and strategic consultant to the biotechnology and medical device industries. Previously, Mr. Steinhart was senior vice president, finance and chief financial officer at MELA Sciences, Inc. from April 2012 until December 2013, having previously served as vice president, finance and chief financial officer, treasurer and secretary from April 2006. From May 1992 until joining MELA Sciences, Mr. Steinhart was a managing director of Forest Street Capital/SAE Ventures, a boutique investment banking, venture capital, and management consulting firm focused on healthcare and technology companies. Prior to Forest Street Capital/SAE Ventures, he was vice president and chief financial officer of Emisphere Technologies, Inc. Mr. Steinhart’s other experience includes seven years at CW Group, Inc., a venture capital firm focused on medical technology and biopharmaceutical companies, where he was a general partner and chief financial officer. Mr. Steinhart began his career at Price Waterhouse, now known as PricewaterhouseCoopers. He holds BBA and MBA degrees from Pace University and is a Certified Public Accountant (inactive).

That Mr. Steinhart brings more than 35 years of financial experience to our Board, having served in various executive-level financial positions over the course of his career, and that Mr. Steinhart is a certified public accountant (inactive), led us to conclude that Mr. Steinhart should serve as a director and chair the Audit Committee.

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

Term of Office

Our directors are divided into three classes, designated Class I, Class II and Class III. Class I shall consists of two directors, Class II shall consist of one director, and Class III consists of one director. The term of office for each Class I director expires at 2026 Annual Meeting of Stockholders; the term of office for each Class II director expires at the 2027 Annual Meeting of stockholders; and the term of office for each Class III director expires at the 2025 Annual Meeting of stockholders.

The term of each director is set forth below or until their successors are duly elected:

Director	Class	Term (from 2024 Annual Meeting)
David Nicholson	Class I	2 years
Richard Steinhart	Class I	2 years
Sandesh Seth	Class II	3 years
Jeffrey W. Chell	Class II	3 years
June S. Almenoff	Class III	1 year
Ajit Shetty	Class III	1 year

Notwithstanding the foregoing, each director shall serve until his successor is duly elected and qualified, or until his retirement, death, resignation or removal.

Director Independence

We use the definition of “independence” of the NYSE American stock exchange to make this determination. We are listed on the NYSE American under the symbol “ATNM”. NYSE MKT corporate governance rule Sec. 803(A)(2) provides that an “independent director” means a person other than an executive officer or employee of the company. No director qualifies as independent unless the issuer’s board of directors affirmatively determines that the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Under the NYSE American director independence rules, June S. Almenoff, Jeffrey W. Chell, David Nicholson, Ajit S. Shetty, and Richard I. Steinhart are independent directors of the Company.

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

Under the terms of the employment agreement, Mr. Seth is entitled to (i) a base salary, which will be determined by the Board and adjusted to be competitively aligned to a range between the 25th and 75th percentile of the relevant market data of chief executive officer positions of similarly situated publicly companies, (ii) a performance bonus with a target of 50% of his annual base salary as well as other multipliers as determined by the Board and (iii) options to purchase shares of common stock of the Company as the Board may grant. For 2023, Mr. Seth’s annual base salary was set at $705,000, and for 2024, his annual base salary was set at $733,200.

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

Chief Financial Officer Compensation

On August 12, 2020, we entered into an employment agreement with Mr. O’Loughlin, pursuant to which he serves as Chief Financial Officer of the Company. Under the terms of the employment agreement, Mr. O’Loughlin is entitled to (i) a base salary, which shall be determined by the Board, (ii) a performance bonus, which may be up to 30% of the annual base salary based upon the achievement of certain objectives such as the Board shall determine and (iii) options to purchase shares of common stock of the Company as the Board may grant. For 2023, Mr. O’Loughlin’s annual base salary was set at $420,000, and for 2024, his annual base salary was set at $436,800.

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

Board of Directors Meetings and Attendance

During 2024, our Board of Directors held six meetings and acted by unanimous written consent on one occasion. Each director attended at least 75% of the aggregate of the meetings of our Board and the committees of which he or she was a member during the year ended December 31, 2024.

Committees of the Board of Directors

Our Board of Directors has formed three standing committees: Audit, Compensation and Nominating and Corporate Governance. Actions taken by our committees are reported to the full board. Each of our committees has a charter and each charter is posted on our website.

Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee
Richard I. Steinhart*	David Nicholson*	Ajit S. Shetty*
Jeffrey W. Chell	Jeffrey W. Chell	June S. Almenoff
Ajit S. Shetty	Ajit S. Shetty	Richard I. Steinhart

*	Indicates committee chair

Audit Committee

Our Audit Committee, which currently consists of three independent directors, provides assistance to our Board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, financial reporting, internal control and compliance functions of the Company. The Board has determined that Mr. Steinhart is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our Audit Committee employs an independent registered public accounting firm to audit the financial statements of the Company and perform other assigned duties. Further, our Audit Committee provides general oversight with respect to the accounting principles employed in financial reporting and the adequacy of our internal controls. The Audit Committee is also responsible for overseeing the Company’s cybersecurity policies and procedures. In discharging its responsibilities, our Audit Committee may rely on the reports, findings and representations of the Company’s auditors, legal counsel, and responsible officers. Our Board has determined that all members of the Audit Committee are financially literate within the meaning of SEC rules and under the current listing standards of the NYSE American. The Audit Committee met four times during 2024. Each member of the Audit Committee was present at all of the Audit Committee meetings held during 2024.

Compensation Committee

Our Compensation Committee, which currently consists of three directors, establishes executive compensation policies consistent with the Company’s objectives and stockholder interests. The Compensation Committee met one time during 2024. Each member of the Compensation Committee was present at all committee meetings held in 2024. Our Compensation Committee also reviews the performance of our executive officers and establishes, adjusts and awards compensation, including incentive-based compensation, as more fully discussed below. In addition, our Compensation Committee generally is responsible for:

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

Outside consulting firms retained by our Compensation Committee and management also will, if requested, provide assistance to the Compensation Committee in making its compensation-related decisions. The Compensation Committee engaged StreeterWyatt Analytics LLC, or Streeter Wyatt and paid consultant fees of $35,000 during the year ended December 31, 2024. Streeter Wyatt was instructed to provide support and analysis to the Compensation Committee and their services included developing a peer group regarding executive and director compensation.

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

Our Nominating and Corporate Governance Committee’s primary responsibilities and obligations include, among other things:

●	overseeing the administration of our Code of Business Ethics and Conduct and related policies;

●	leading the search for and recommending individuals qualified to become members of the Board, and selecting director nominees to be presented for election by the shareholders at each annual meeting;

●	assessing the diversity of the Board and recommending any changes to the Board’s composition;

●	ensuring, in cooperation with the Compensation Committee, that no agreements or arrangements are made with directors or relatives of directors for providing professional or consulting services to us or our affiliate or individual officer or one of their affiliated, without appropriate review and evaluation for conflicts of interest;

●	assessing the independence of directors annually and report to the Board;

●	recommending to the Board for its approval, the leadership structure of the Board, including whether the Board should have an executive or non-executive Chairman, whether the roles of Chairman and Chief Executive Officer should be combined, and whether a Lead Director of the Board should be appointed; provided that such structure shall be subject to the bylaws of the Company then in effect;

●	ensuring that Board members do not serve on more than six other for-profit public company boards that have a class of securities registered under the Exchange Act in addition to the Board;

●	reviewing the Board’s committee structure and to recommend to the Board for its approval directors to serve as members of each committee as well as recommendations for committee chairs;

●	reviewing and recommending changes to procedures whereby shareholders may communicate with the Board;

●	reviewing recommendations received from shareholders for persons to be considered for nomination to the Board;

●	monitoring compliance with our corporate governance guidelines;

●	developing and implementing an annual self-evaluation of the Board, both individually and as a Board, and of its committees;

Our Nominating and Corporate Governance Committee considers all qualified candidates identified by members of the Board, by senior management and by stockholders. The Committee follows the same process and uses the same criteria for evaluating candidates proposed by stockholders, members of the Board and members of senior management. When evaluating a candidate to serve on our Board, the members of our Nominating and Corporate Governance Committee consider items such as experience in the biotechnology sector, experience with public companies, executive managerial experience, operations and commercial experience, fundraising experience and contacts in the investment banking industry, personal and skill set compatibility with current Board members, industry reputation, knowledge of our company generally, and independence. The Nominating and Corporate Governance Committee met one time during 2024. Each member of the Nominating and Corporate Governance Committee was present at all committee meetings held in 2024.

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

Our approach toward Board diversity takes into consideration the overall composition and diversity of the Board and areas of expertise that director nominees may be able to offer, including business experience, knowledge, abilities, customer relationships and appropriate perspectives on environmental, social and governance matters. The Board recognizes the importance of diversity and the value it can bring to the Board’s overall advice and oversight. In 2023, the Nominating and Corporate Governance Committee together with the Chairman and CEO, formally undertook a process, including engaging with executive search firms and our internal human resources department, to identify and evaluate qualified candidates to address the Board’s diversity and composition. The Nominating and Corporate Governance met one time in 2024 to review the Board’s composition and diversity. Our entire Board was involved in the process to evaluate new potential directors, which included reference checks and in-person meetings. In October 2024, we increased our Board to six members and effective November 2024, added Dr. June Almenoff as a Class III Director who also serves on our Nominating and Corporate Governance Committee. Generally, we strive to assemble and maintain a Board that brings to us a variety of perspectives and skills derived from business and professional experience as we may deem are in our and our stockholders’ best interests. In doing so, we also consider candidates with appropriate non-business backgrounds.

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

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To our knowledge, none of our current directors or executive officers has, during the past ten years:

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he or she was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his or her involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

●	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

None of our directors or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

Code of Ethics

The Company has adopted a code of ethics, (the “Code of Ethics”), a copy of which is attached as Exhibit 14.1 to the Form 8-K filed on January 2, 2013.

Insider Trading Policy

The Company’s Code of Ethics includes the Company’s insider trading policy and procedures governing the purchase, sale, and/or other dispositions of the Company's securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. A copy of the insider trading policy is included in Exhibit 14.1 to this Annual Report on Form 10-K. While the Company is not subject to the insider trading policy, the Company does not trade in its securities when it is in possession of material nonpublic information other than pursuant to previously adopted Rule 10b5-1 trading plans, if any.

Compensation Discussion and Analysis

Our Compensation Committee of our Board of Directors has the responsibility to review, determine and approve the compensation for our executive officers. Further, our Compensation Committee oversees our overall compensation strategy, including compensation policies, plans and programs that cover all employees. At our 2022 Annual Meeting of Stockholders, our Stockholders voted on an advisory basis to approve the compensation of named executive officers. Of the votes cast (excluding abstentions and broker non-votes), 79.3% were cast in support of the results of our compensation program. In light of this, in reviewing the executive compensation program for 2023 and 2024, our Compensation Committee decided to retain the general overall program design, which ties a significant portion of the executives’ pay closely with our performance. In the future, our Compensation Committee will continue to consider the executive compensation program in light of changing circumstances and stockholder feedback.

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

We paid consultant fees to StreeterWyatt of $35,000 during the year ended December 31, 2024. NEOs may have indirect input in the compensation results for other executive officers by virtue of their participation in the performance review and feedback process for the other executive officers.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table provides information regarding the compensation earned during the years ended December 31, 2024 and 2023 for our named executive officers.

Name/Position	Year	Salary	Bonus (1)	Option Awards (2)	All Other Compensation	Total
Sandesh Seth	2024	$733,200	$440,000	$-	$-	$1,173,200
Chairman and Chief Executive Officer(3)	2023	$705,000	$500,000	$3,500,000	$-	$4,705,000

Steve O’Loughlin	2024	$436,800	$145,000	$-	$-	$581,800
Chief Financial Officer	2023	$420,000	$170,000	$900,000	$-	$1,490,000

(1)	The bonus disclosed in this column relates to performance in the prior year, but was determined and approved by the Board and was paid in the year disclosed.

(2)	The dollar amounts in this column represent the aggregate grant date fair value of all option awards granted during the indicated year. These amounts have been calculated in accordance with FASB ASC Topic 718, using the Black-Scholes option-pricing model. For a discussion of valuation assumptions, see Note 7 to our financial statements. These amounts do not necessarily correspond to the actual value that may be recognized from the option awards by the NEOs.

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

Director Compensation

The following table sets forth the compensation of our non-employee directors for the year ended December 31, 2024:

Name	Fees Earned	Stock Awards	Option Awards (1)(2)	All Other Compensation	Total
June S. Almenoff (3)	$8,333	-	$65,611	-	$73,944
Jeffrey W. Chell	$62,500	-	$-	-	$62,500
David Nicholson	$75,000	-	$-	-	$75,000
Ajit J. Shetty	$72,500	-	$-	-	$72,500
Richard Steinhart	$70,000	-	$-	-	$70,000

(1)	The dollar amounts in this column represent the aggregate grant date fair value of options granted during 2024. These amounts have been calculated in accordance with FASB ASC Topic 718, using the Black-Scholes option-pricing model. For a discussion of valuation assumptions, see Note 7 to our financial statements. These amounts do not necessarily correspond to the actual value that may be recognized from the option awards by the Directors.

(2)	At December 31, 2024, the aggregate number of option awards outstanding for each director was as follows: (i) for Dr. Almenoff, 50,000 (ii) for Dr. Chell, 182,484, (iii) for Dr. Nicholson, 185,817, (iv) for Dr. Shetty, 182,484, and (v) for Mr. Steinhart, 185,817.

(3)	Dr.Almenoff was appointed as a director, effective November 1, 2024.

Our non-employee directors are paid an annual fee of $45,000 and in most years, receive stock option grants. Dr. Nicholson as Lead Director receives an additional annual fee of $10,000. Board committee members receive the following compensation, in addition to their annual fees:

BOD Committee	Chairman	Member
Audit	$20,000	$10,000
Compensation	$15,000	$7,500
Nominating and Corporate Governance	$10,000	$5,000

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END – 2024

The following table sets forth all unexercised stock options and unvested restricted stock units that have been awarded to our named executives by the Company that were outstanding as of December 31, 2024.

	Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) (Exercisable) (b)		Number of Securities Underlying Unexercised Options (#) (Unexercisable) (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)

Sandesh Seth	16,666	(1)	-	-	59.70	4/15/2026	-	-	-	-
	24,998	(1)	-	-	41.70	3/14/2027	-	-	-	-
	33,333	(1)	-	-	23.497	7/13/2028	-	-	-	-
	50,000	(1)	-	-	6.96	7/12/2029	-	-	-	-
	139,062	(1)	-	-	9.55	8/12/2030	-	-	-	-
	241,941	(2)	68,241	-	6.07	9/01/2031	-	-	-	-
	479,872	(2)	347,494	-	4.96	7/01/2032	-	-	-	-
	236,248	(2)	748,119	-	5.00	12/28/2033	-	-	-	-
	-		-	-	-	-	300,000	378,000	-	-

Steve O’Loughlin	3,333	(1)	-	-	53.70	9/28/2025	-	-	-	-
	1,666	(1)	-	-	59.70	4/15/2026	-	-	-	-
	3,333	(1)	-	-	41.70	3/14/2027	-	-	-	-
	8,833	(1)	-	-	23.497	7/13/2028	-	-	-	-
	13,333	(1)	-	-	6.96	7/12/2029	-	-	-	-
	59,066	(1)	-	-	9.55	8/12/2030	-	-	-	-
	83,821	(2)	23,642	-	6.07	9/01/2031	-	-	-	-
	148,734	(2)	107,704	-	4.96	7/01/2032	-	-	-	-
	60,749	(2)	192,374	-	5.00	12/28/2033	-	-	-	-

(1)	Fully vested.

(2)	Pursuant to the terms of the Company’s 2019 Stock Plan, 2% of these options vest each month from the date of grant.

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

Section 145 of the General Corporation Law of the State of Delaware provides that a Delaware corporation may indemnify any person who was, is or is threatened to be made, party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of such corporation), by reason of the fact that such person is or was an officer, director, employee or agent of such corporation or is or was serving at the request of such corporation as a director, officer employee or agent of another corporation or enterprise. The indemnity may include expenses (including attorneys’ fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding, provided such person acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the corporation’s best interests and, with respect to any criminal action or proceeding, had no reasonable cause to believe that his or her conduct was illegal. A Delaware corporation may indemnify any persons who are, or were, a party to any threatened, pending or completed action or suit by or in the right of the corporation by reason of the fact that such person is or was a director, officer, employee or agent of another corporation or enterprise. The indemnity may include expenses (including attorneys’ fees) actually and reasonably incurred by such person in connection with the defense or settlement of such action or suit, provided such person acted in good faith and in a manner he or she reasonably believed to be in or not opposed to the corporation’s best interests, provided that no indemnification is permitted without judicial approval if the officer, director, employee or agent is adjudged to be liable to the corporation. Where an officer or director is successful on the merits or otherwise in the defense of any action referred to above, the corporation must indemnify him or her against the expenses which such officer or directors has actually and reasonably incurred.

Section 145 further authorizes a corporation to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the corporation or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation or enterprise, against any liability asserted against him and incurred by him in any such capacity, or arising out of his or her status as such, whether or not the corporation would otherwise have the power to indemnify him under Section 145.

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

At the present time, there is no pending litigation or proceeding involving a director, officer, employee, or other agent of ours in which indemnification would be required or permitted and we are not aware of any threatened litigation or proceeding that may result in a claim for such indemnification, in each case, except as set forth under “Legal Proceedings.”

 Timing of Certain Equity Awards

We do not have any policies and practices on the timing of awards of stock options or other equity grants in relation to the disclosure of material nonpublic information. The Company grants stock options based on timelines in the normal course of business independent of the occurrence of these types of events (e.g., at pre-established dates, such as on an employee’s start date, at board of director meetings held once each year and following annual performance reviews). During the last completed fiscal year, we did not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and did not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our common stock as of March 27, 2025 held by (i) each person known to us to be the beneficial owner of more than five percent (5%) of any class of our voting shares; (ii) each director; (iii) each Named Executive Officer; and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held.  Shares of common stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of March 27, 2025, are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person.  Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

Unless otherwise indicated, the principal address of each of the persons below is c/o Actinium Pharmaceuticals, Inc., 100 Park Ave, 23rd Floor, New York, NY 10017.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percentage of Ownership(a)
Beneficial Owners of 5% or More of Our Common Stock
BlackRock, Inc.	1,691,914	(1)	5.4%
The Vanguard Group	1,625,000	(2)	5.2%

Named Executive Officers and Directors
Sandesh Seth	1,414,624	(3)	4.4%
Steve O’Loughlin	440,690	(4)	1.4
June Almenoff, M.D. Ph.D.	-		*
Jeffrey W. Chell, M.D.	109,379	(5)	*
David Nicholson, Ph.D.	112,212	(6)	*
Ajit S. Shetty, Ph.D.	110,136	(7)	*
Richard I. Steinhart	112,195	(8)	*
All Directors and Officers as a Group (7 persons)	2,304,617	(9)(10)	6.9%

*	less than 1%

(a)	Based on 31,195,891 shares of common stock outstanding as of March 27, 2025

(1)	Based on the Schedule 13G filed by BlackRock Inc. (“BlackRock”) as the parent holding company or control person of BlackRock Advisors, LLC, BlackRock Fund Advisors, BlackRock Institutional Trust Company, N.A., BlackRock Financial Management, Inc., and BlackRock Investment Management, LLC with the SEC on January 29, 2024, reporting beneficial ownership as of December 30, 2023. BlackRock is the beneficial owner of 1,691,914 shares of common stock and has sole voting power and sole dispositive power over 1,691,914 shares of common stock. The address for each of the reporting persons is 50 Hudson Yards, New York, NY 10001.

(2)	Based on the Schedule 13G/A filed by The Vanguard Group, Inc. (“Vanguard”) with the SEC on November 12, 2024, reporting beneficial ownership as of September 30, 2024. Vanguard is the beneficial owner of 1,625,000 shares of common stock and has shared voting power over 48,600 shares of common stock, sole dispositive power over 1,567,507 shares of common stock and shares dispositive power over 57,493 shares of common stock. The address for Vanguard is 100 Vanguard Blvd. Malvern, PA 19355.

(3)	Includes 5,381 shares of common stock and 1,414,624 shares of common stock underlying options that will have vested within 60 days of March 28, 2025.

(4)	Includes 1,183 shares of common stock and 439,507 shares of common stock underlying options that will have vested within 60 days of March 28, 2025.

(5)	Includes 109,379 shares of common stock underlying options that will have vested within 60 days of March 28, 2025.

(6)	Includes 333 shares of common stock and 111,879 shares of common stock underlying options that will have vested within 60 days of March 28, 2025.

(7)	Includes 757 shares of common stock and 109,379 shares of common stock underlying options that will have vested within 60 days of March 28, 2025.

(8)	Includes 316 shares of common stock and 111,879 shares of common stock underlying options that will have vested within 60 days of March 28, 2025.

(9)	Includes 7,970 shares of common stock and 2,296,647 shares of common stock underlying options that will have vested within 60 days of March 28, 2025.

(10)

On March 31, 2025, our Board of Directors of approved the cancellation of certain stock options to purchase 5,149,944 shares of common stock held by certain current employees and directors that were initially granted under the Company’s Amended and Restated 2013 Stock Plan and 2019 Amended and Restated Stock Plan.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The table below shows the aggregate fees billed for professional services for the audits and audit-related fees of the Company’s annual financial statements included in Form 10-K for the years ending December 31, 2024 and 2023, respectively, by Marcum LLP (PCAOB ID Number 688).

	Year Ended December 31, 2024	Year Ended December 31, 2023
Audit Fees	$180,048	$184,202
Audit – Related Fees	45,097	41,797
Tax Fees	-	-
All Other Fees	-	-
Total	$225,145	$225,999

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

All of the services rendered by Marcum in 2024 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The documents listed below are filed as part of this Form 10-K:

(a)(2) Consolidated Financial Statement Schedules:

Schedules not filed are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or the notes thereto.

Exhibit Number	Description
1.1	Capital on Demand™ Sales Agreement, dated August 7, 2020, by and between Actinium Pharmaceuticals, Inc. and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.2 to Registration Statement on Form S-3 filed on August 7, 2020).

1.2	Amended and Restated Capital on Demand™ Sales Agreement, by and between Actinium Pharmaceuticals, Inc., JonesTrading Institutional Services LLC, and B. Riley Securities, Inc., dated June 28, 2022 (incorporated by reference to Exhibit 1.1 to Form 8 K filed on June 29, 2022).

3.1	Certificate of Incorporation of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on April 17, 2013).

3.2	Certificate of Amendment to Certificate of Incorporation filed January 7, 2014 (incorporated by reference to Exhibit 3.5 to Form S-1 filed on January 31, 2014).

3.3	Certificate of Amendment to Certificate of Incorporation filed February 3, 2014. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 7, 2014).

3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 4, 2015).

3.5	Certificate of Amendment to Actinium’s Certificate of Incorporation, as amended, filed on February 26, 2018 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 26, 2018).

3.6	Certificate of Amendment to Actinium’s Certificate of Incorporation, as amended, filed on March 6, 2019 (incorporated by reference to Exhibit 3.7 to Form 10-K filed on March 15, 2019).

3.7	Certificate of Amendment to Certificate of Incorporation, as amended, filed on June 16, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 16, 2020).

3.8	Amended and Restated Bylaws, dated August 8, 2018 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on August 9, 2018).

3.9	Amendment to the Amended and Restated Bylaws, dated May 7, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 5, 2020).

4.1	Form of Common Stock Warrant, dated December 27, 2013 and January 10, 2014 (incorporated by reference to Exhibit 4.8 to Form S-1 filed on January 31, 2014).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 18, 2019).

4.3	Description of Securities (incorporated by reference to Exhibit 4.15 to Form 10-K filed on March 31, 2021)

10.1#	Actinium Pharmaceuticals, Inc. Amended and Restated 2013 Stock Plan (incorporated by reference to Exhibit 10.42 to Form 10-K filed on March 16, 2015).

10.2#	First Amendment to Amended and Restated 2013 Stock Plan, effective August 6, 2015 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 7, 2015).

10.3#	Second Amendment to the 2013 Amended and Restated Stock Plan, effective as of December 15, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 16, 2015).

10.4#	Third Amendment to the 2013 Amended and Restated Stock Plan, effective as of December 22, 2015 (incorporated by reference to Exhibit 10.56 to Form 10-K filed on March 11, 2016).

10.5#	Fourth Amendment to the 2013 Amended and Restated Stock Plan, effective as of December 13, 2016 (incorporated by reference to Exhibit 1.1 to Form 8-K filed on December 14, 2016).

10.6#	Fifth Amendment to the 2013 Amended and Restated Stock Plan, as amended (incorporated by reference to Exhibit 10.59 to Form 10-K filed on March 16, 2017).

10.7#	Director Agreement, dated March 28, 2017, between Ajit S. Shetty and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 28, 2017).

10.8#	Indemnity Agreement, dated March 28, 2017, between Ajit S. Shetty and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 28, 2017).

10.9	Confidential Information and Invention Assignment Agreement, dated March 28, 2017, between Ajit S. Shetty and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to Form 8-K filed on March 28, 2017).

10.10#	Amendment to Amended and Restated Consulting Agreement, dated May 5, 2017, by and between Actinium Pharmaceuticals, Inc. and Sandesh Seth (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 11, 2017).

10.11#	Employment Agreement, dated September 17, 2015, between Steve O’Loughlin and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 15, 2017).

10.12#	Indemnification Agreement, dated May 15, 2017, between Steve O’Loughlin and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on May 15, 2017).

10.13#	Sixth Amendment to the 2013 Amended and Restated Stock Plan, as amended (incorporated by reference to Exhibit 10.56 to Form 10-K filed on March 16, 2018).

10.14#	Director Agreement, dated April 27, 2018, by and between Actinium Pharmaceuticals, Inc. and Jeffrey W. Chell (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 1, 2018).

10.15#	Indemnity Agreement, dated April 27, 2018, by and between Actinium Pharmaceuticals, Inc. and Jeffrey W. Chell (incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 1, 2018).

10.16	Confidential Information and Invention Assignment Agreement, dated April 27, 2018, by and between Actinium Pharmaceuticals, Inc. and Jeffrey W. Chell (incorporated by reference to Exhibit 10.3 to Form 8-K filed on May 1, 2018).

10.17#	Employment Agreement, dated August 8, 2018, by and between Actinium Pharmaceuticals, Inc. and Sandesh Seth (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 9, 2018).

10.18#	Employment Agreement, dated August 8, 2018, by and between Actinium Pharmaceuticals, Inc. and Steve O’Loughlin (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 9, 2018).

10.19#	Seventh Amendment to the 2013 Amended and Restated Stock Plan, as amended (incorporated by reference to Exhibit 10.39 to Form 10-K filed on March 15, 2019).

10.20	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 18, 2020).

10.21#	Employment Agreement, dated August 12, 2020, by and between Actinium Pharmaceuticals, Inc. and Sandesh Seth (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 14, 2020).

10.22#	Employment Agreement, dated August 12, 2020, by and between Actinium Pharmaceuticals, Inc. and Steve O’Loughlin (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on August 14, 2020).

10.23#	Actinium Pharmaceuticals, Inc. 2019 Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 20, 2020).

10.24#	First Amendment to the Actinium Pharmaceuticals, Inc. 2019 Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 20, 2020).

10.25#	Second Amendment to the Actinium Pharmaceuticals, Inc. 2019 Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 9, 2021).

10.26+†	Exclusive License and Supply Agreement, dated April 7, 2022, between Immedica Pharma AB and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 12, 2022).

10.27	Sublease Agreement, dated April 28, 2022, between ABN AMRO HOLDINGS USA LLC and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 12, 2022).

10.28#	Third Amendment to the Actinium Pharmaceuticals, Inc. 2019 Stock Plan (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 filed on August 19, 2022).

10.29#	Fourth Amendment to the Actinium Pharmaceuticals, Inc. 2019 Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 30, 2022).

10.30#	Amendment to Employment Agreement, dated November 1, 2023, by and between Actinium Pharmaceuticals, Inc. and Sandesh Seth (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 2, 2023).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 8-K filed on January 2, 2013).

19.1	Actinium Pharmaceuticals, Inc. Insider Trading Policy and Procedures (included in Exhibit 14.1).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Form 10-K filed on March 16, 2015).

23.1*	Consent of Marcum LLP.

31.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial and Accounting Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Actinium Pharmaceuticals, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to Form 10-K filed on March 29, 2024).

101.INS **	Inline XBRL Instance Document

101.SCH **	Inline XBRL Taxonomy Schema Document

101.CAL **	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF **	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB **	Inline XBRL Taxonomy Label Linkbase Document

101.PRE **	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management contract or compensatory plan or arrangement.
+	Certain of the schedules (and similar attachments) to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5) of Regulation S-K under the Securities Act of 1933, as amended, because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the Exhibit or the disclosure document. The registrant hereby agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) the type that the registrant treats as private or confidential. A copy of the omitted portions will be furnished to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant.

Dated: March 31, 2025	ACTINIUM PHARMACEUTICALS, INC.

	By:	/s/ Sandesh Seth
Sandesh Seth
Chairman and Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer)

	By:	/s/ Steve O’Loughlin
Steve O’Loughlin
Chief Financial Officer (Duly Authorized Officer, Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sandesh Seth	Chairman and Chief Executive Officer	March 31, 2025
Sandesh Seth	(Principal Executive Officer)

/s/ June Almenoff	Director	March 31, 2025
June Almenoff

/s/ Jeffrey Chell	Director	March 31, 2025
Jeffrey Chell

/s/ David Nicholson	Director	March 31, 2025
David Nicholson

/s/ Richard I. Steinhart	Director	March 31, 2025
Richard I. Steinhart

/s/ Ajit J. Shetty	Director	March 31, 2025
Ajit J. Shetty