Form 10-Q
period 2025-03-31
Actinium Pharmaceuticals, Inc.
filed 2025-05-09
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 9, 2025: 31,195,891

Actinium Pharmaceuticals, Inc.

Table of Contents

i

PART I - FINANCIAL INFORMATION

ITEM 1.  UNAUDITED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by Actinium Pharmaceuticals, Inc., or the Company, and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2025 and December 31, 2024, and the results of operations and cash flows for the three months ended March 31, 2025 and 2024, respectively, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2024 in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$65,325	$72,904
Prepaid expenses and other current assets	1,131	1,602
Total Current Assets	66,456	74,506

Property and equipment, net of accumulated depreciation of $939 and $891	317	364
Restricted cash – long term	327	324
Operating leases right-of-use assets	1,530	1,685
Finance leases right-of-use assets	17	20
Total Assets	$68,647	$76,899

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$6,520	$7,568
Operating leases current liability	579	569
Finance leases current liability	11	11
Total Current Liabilities	7,110	8,148

Long-term license revenue deferred	35,000	35,000
Long-term operating lease obligations	836	984
Long-term finance lease obligations	7	9
Total Liabilities	42,953	44,141

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 31,195,891 and 31,195,891 shares issued and outstanding, respectively	31	31
Additional paid-in capital	417,427	408,553
Accumulated deficit	(391,764)	(375,826)
Total Stockholders’ Equity	25,694	32,758

Total Liabilities and Stockholders’ Equity	$68,647	$76,899

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except share and per share data)

	For the Three Months Ended March 31
	2025	2024

Revenue:
Revenue	$-	$-
Other revenue	-	-
Total revenue	-	-

Operating expenses:
Research and development, net of reimbursements	7,700	6,635
General and administrative	8,938	2,962
Total operating expenses	16,638	9,597

Loss from operations	(16,638)	(9,597)

Other income:
Interest income - net	700	927
Total other income	700	927

Net loss	$(15,938)	$(8,670)

Net loss per share of common stock – basic and diluted	$(0.51)	$(0.31)
Weighted average shares of common stock outstanding – basic and diluted	31,195,891	27,886,486

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Period from January 1, 2025 to March 31, 2025

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2025	31,195,891	$31	$408,553	$(375,826)	$32,758

Stock-based compensation	-	-	8,874	-	8,874
Net loss	-	-	-	(15,938)	(15,938)
Balance, March 31, 2025	31,195,891	$31	$417,427	$(391,764)	$25,694

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

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Three Months Ended March 31,
	2025	2024
Cash flows used in operating activities:
Net loss	$(15,938)	$(8,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	8,874	1,378
Depreciation and amortization expenses	205	216
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	470	271
Accounts payable and accrued expenses	(1,047)	(440)
Operating lease liabilities	(138)	(129)
Net cash used in operating activities	(7,574)	(7,374)

Cash flows used in investing activities:
Purchase of property and equipment	-	(11)
Net cash used in investing activities	-	(11)

Cash flows used in/provided by financing activities:
Payments on finance leases	(2)	(2)
Sales of shares of common stock, net of costs	-	14,695
Proceeds from the exercise of stock options	-	75
Net cash used in/provided by financing activities	(2)	14,768

Net change in cash, cash equivalents, and restricted cash	(7,576)	7,383
Cash, cash equivalents, and restricted cash at beginning of period	73,228	76,990
Cash, cash equivalents, and restricted cash at end of period	$65,652	$84,373

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Nature of Business - Actinium Pharmaceuticals, Inc. (the “Company” or “Actinium”) is a pioneer in the development of targeted radiotherapies intended to meaningfully improve outcomes for patients with advanced cancers including relapsed or refractory disease who have failed existing therapies. It is advancing a pipeline of differentiated clinical stage product candidates focused on validated cancer targets. Its current pipeline is focused on indications in myeloid malignancies, solid tumors and conditioning for cell and gene therapies that the Company believes have high unmet needs that are not addressed by currently available treatment options.

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

Principles of Consolidation - The basis of consolidation is unchanged from the disclosure in the Company’s Notes to the Consolidated Financial Statements section in its Annual Report on Form 10-K for the year ended December 31, 2024. The unaudited condensed consolidated financial statements include the Company’s accounts and those of the Company’s wholly owned subsidiaries.

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

Segment Information - The Company operates as a single operating and reportable segment for the purposes of assessing performance and allocating resources. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews total assets in the consolidated balance sheets and net loss and its components in the consolidated statements of operations; research and development expenses, general and administrative expenses, and interest income, for the purposes of making operating decisions, assessing financial performance, and allocating resources. All assets are in the United States.

Cash, Cash Equivalents and Restricted Cash - The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. The Company holds most of its cash equivalents in a money market account comprised of US Treasury notes. Balances held by the Company are typically in excess of Federal Deposit Insurance Corporation insured limits.

The following is a summary of cash, cash equivalents and restricted cash at March 31, 2025 and December 31, 2024:

(in thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$65,325	$72,904
Restricted cash – long-term	327	324
Cash, cash equivalents and restricted cash	$65,652	$73,228

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

Revenue Recognition - The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue From Contracts With Customers (“ASC 606"). Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue as the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. There was no revenue for the three months ended March 31, 2025 and March 31, 2024, respectively.

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

Collaborative Arrangements - The Company follows the accounting guidance for collaboration agreements with third parties, which requires that certain transactions between the Company and collaborators be recorded in its consolidated statements of operations on either a gross basis or net basis, depending on the characteristics of the collaborative relationship, and requires enhanced disclosure of collaborative relationships. The Company evaluates its collaboration agreements for proper classification in its consolidated statements of operations based on the nature of the underlying activity. When the Company has concluded that it has a customer relationship with one of its collaborators, the Company follows the guidance of ASC 606. There was no revenue for the three months ended March 31, 2025 and March 31, 2024, respectively.

Grant Revenue – The Company has a grant from a government-sponsored entity for research and development related activities that provides for payments for reimbursed costs, which included overhead and general and administrative costs as well as an administrative fee. The Company recognizes revenue from grants as it performed services under this arrangement. Associated expenses are recognized when incurred as research and development expense. Revenue and related expenses are presented gross in the consolidated statements of operations. There was no grant revenue for the three months ended March 31, 2025 and March 31, 2024, respectively.

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

Upfront payments and fees may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements or when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or when the uncertainty associated with any variable consideration is subsequently resolved. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. There was no revenue for the three months ended March 31, 2025 and March 31, 2024, respectively.

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

Net Loss Per Common Share - Basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the reporting period. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive. For the three months ended March 31, 2025 and 2024, the Company’s potentially dilutive shares, which include outstanding common stock options, restricted stock units and warrants, have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

(in thousands)	March 31, 2025	March 31, 2024
Stock Options	271	5,421
Restricted Stock Units	300	305
Warrants	7	1,439
Total	578	7,165

Recently Adopted Accounting Pronouncements

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which provides improvements to reportable segment disclosure requirements, primarily through enhanced disclosures around segment expenses. ASU 2023-07 requires the Company to disclose significant segment expenses that are regularly provided to the chief operating decision maker, or CODM, and included within each reported measure of segment profit or loss. ASU 2023-07 also requires that the Company disclose an amount for other segment items by reportable segment, a description of their composition and provide all annual disclosures about a reportable segment’s profit or loss and assets pursuant to Topic 280 during interim periods. The Company must also disclose the CODM’s title and position, as well as certain information around the measures used by the CODM and an explanation of how the CODM uses the reported measures in assessing segment performance and deciding how to allocate resources. For public entities with a single reportable segment, the entity must provide all the disclosures required pursuant to ASU 2023-07 and all existing segment disclosures under Topic 280. The Company adopted this standard effective January 1, 2024, and reported in its Annual Report on Form 10-K for the year ended December 31, 2024.

Recently Issued Accounting Pronouncements

In November 2024, FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), to improve the disaggregation of expenses within the consolidated statement of operations. The amendments in ASU 2024-03 require disclosures in the notes to the consolidated financial statements and specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity disclose (a) employee compensation, (b) depreciation, and (c) intangible asset amortization included in each relevant expense caption; include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements; and disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The amendments in ASU 2024-03 are effective January 1, 2027 and effective for interim periods beginning January 1, 2028. The Company is currently evaluating the impact of ASU 2024-03 on its financial statements.

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide improvements primarily related to the rate reconciliation and income taxes paid information included in income tax disclosures. The Company is required to disclose additional information regarding reconciling items equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory tax rate. Similarly, the Company is required to disclose income taxes paid (net of refunds received) equal to or greater than five percent of total income taxes paid (net of refunds received). The amendments in ASU 2023-09 are effective January 1, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company is currently evaluating the impacts of ASU 2023-09 on its financial statements.

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

On March 27, 2025, a putative class action complaint (the “Securities Complaint”) was filed by alleged stockholder Nihil Kohil against the Company and executives Sandesh Seth, Avinash Desai, Madhuri Vusirikala, and Sergio Giralt (the “Defendants”), styled Kohil v. Actinium Pharmaceuticals, Inc., et al., Case No. 1:25-cv-02553 in the Southern District of New York, wherein, the Securities Complaint alleges that the Defendants made material misrepresentations and omissions concerning the Iomab-B Phase 3 Sierra Trial and the plaintiff asserts claims against all Defendants pursuant to section 10(b) of the Securities Exchange Act (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as additional claims against the individual Defendants pursuant to Section 20(a) of the Exchange Act.  The Complaint purports to assert class action claims on behalf of all persons and entities that purchased or otherwise acquired Actinium securities between October 31, 2022 and August 2, 2024.  Plaintiff seeks unspecified damages.  On May 5, 2025, a derivative shareholder complaint (the “Derivative Complaint”) was filed against the Company and certain of the Company’s directors and officers alleging derivative liability for the allegations made in the Securities Complaint.  The Defendants have not yet responded to the Securities Complaint, and they intend to vigorously defend themselves against the plaintiff’s allegations.

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

At March 31, 2025, the Company has two leases which have been capitalized in accordance with ASC 842, one for corporate office space and one for office equipment. The Company entered into a lease for corporate office space effective June 1, 2022. The lease has a term of 5 years 2 months, with an expiration date of July 30, 2027 and current annual rent of $0.6 million. The Company is also responsible for certain other costs, such as insurance, utilities and maintenance.

The components of lease expense are as follows:

	Three months ended
(in thousands)	March 31, 2025	March 31, 2024
Operating lease expense	$173	$173
Finance lease cost
Amortization of right-to-use assets	$2	$2
Interest on lease liabilities	$1	$1
Total finance lease cost	$3	$3

Supplemental cash flow information related to leases are as follows:

Cash flow information:

	Three months ended
(in thousands)	March 31, 2025	March 31, 2024

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow use from operating leases	$156	$153
Operating cash flow use from finance leases	$3	$3
Financing cash flow use from finance leases	$2	$2

Non-cash activity:

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-
Finance Leases	$-	$-

Weighted average remaining lease terms are as follows at March 31, 2025:

Weighted average remaining lease term:
Operating leases	2.3 years
Finance Leases	1.8 years

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

Weighted average discount rates:
Operating leases	4.8%
Finance Leases	6.2%

Maturities of lease liabilities are as follows:

(in thousands) Year ending December 31,	Operating Leases	Finance Leases
2025 (excluding three months ended March 31, 2025)	475	8
2026	643	11
2027	380	-
Total lease payments	$1,498	$19
Less imputed interest	(83)	(1)
Present value of lease liabilities	$1,415	$18

Note 4 - Other revenue

The Company has a grant from a government-sponsored entity for research and development related activities that provides payments for reimbursed costs, which included overhead and general and administrative costs, as well as an administrative fee. The Company recognizes revenue from grants as it performed services under this arrangement. Associated expenses are recognized when incurred as research and development expense. There was no grant revenue recognized for the three months ended March 31, 2025 and 2024, respectively.

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

The Company’s contract liabilities are recorded within Other revenue deferred – current liability or Long-term license revenue deferred in its interim unaudited condensed consolidated balance sheets, depending on the short-term or long-term nature of the payments to be recognized. The Company’s contract liabilities primarily consist of advanced payments from licensees. Long-term license revenue deferred was $35 million at March 31, 2025 and December 31, 2024; this deferred revenue will be recognized upon European Union’s regulatory approval of Iomab-B or provision of definitive feedback that Iomab-B will not receive approval in the European Union.

Note 5 - Equity

In August 2020, the Company entered into the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC, “JonesTrading”, pursuant to which the Company may sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of its common stock. On June 28, 2022, the Company entered into an Amended and Restated Capital on Demand™ Sales Agreement (the “A&R Sales Agreement”) with JonesTrading and B. Riley Securities, Inc. (“B. Riley”). The A&R Sales Agreement modifies the original Capital on Demand™ Sales Agreement to include B. Riley Securities as an additional sales agent thereunder. Shares of common stock are offered pursuant to a shelf registration statement on Form S-3 (File No. 333-242322) filed with the SEC on August 7, 2020 (the “Prior Shelf Registration Statement”). On August 11, 2023, the Company filed a new registration statement on Form S-3 (File No. 333-273911), which registration statement was amended on February 2, 2024, and declared effective on February 5, 2024, to replace the Prior Shelf Registration Statement, including a base prospectus which covers the offering, issuance and sale of up to $500 million of common stock, preferred stock, warrants, units and/or subscription rights; and a sales agreement prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of $200 million of common stock that may be issued and sold under the Amended Sales Agreement. On March 31, 2025, upon filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the Company became subject to General Instruction I.B.6 of Form S-3, pursuant to which in no event will the Company sell its common stock in a registered primary offering using Form S-3 with a value exceeding more than one-third of its public float in any 12 calendar month period so long as its public float remains below $75 million.

The Company did not sell any shares of common stock during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company sold 1.8 million shares of common stock, resulting in gross proceeds of $15.0 million and net proceeds of $14.7 million.

Stock Options

The following is a summary of stock option activity for the three months ended March 31, 2025:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2025	5,137	$6.48	7.04	$-
Granted	25	1.43
Exercised	-	-
Cancelled	(4,891)	6.45
Outstanding, March 31, 2025	271	6.49	7.61	-

Exercisable, March 31, 2025	152	7.54	7.16	-

During the three months ended March 31, 2025, the Company granted new employees options to purchase 25 thousand shares of common stock with an exercise price ranging from $1.06 to $1.43 per share, a term of 10 years, and a vesting period of 4 years. The options had an aggregated fair value of $28 thousand that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate range from 4.0% to 4.5% (2) expected life of 6 years, (3) expected volatility range from 90.6% to 90.7%, and (4) zero expected dividends. During the three months ended March 31, 2024, the Company did not grant any stock options.

On March 31, 2025, the Board of Directors approved of the cancellation of stock options to purchase an aggregate of 4.9 million shares of common stock held by certain current employees and directors that were initially granted under the Amended and Restated 2013 Stock Plan and the 2019 Amended and Restated Stock Plan. Such cancellations were subject to the consent of the applicable holders of the stock options, which the Company received. The cancellation of these stock options resulted in the recording of $8.7 million in stock compensation expense. During the three months ended March 31, 2024, the Company recorded compensation expense related to stock options of $1.2 million.

The fair values of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at March 31, 2025 was $0.4 million related to unvested options, which is expected to be expensed over a weighted average of 2.3 years.

Restricted Stock Units

The following is a summary of restricted stock unit (“RSU”) activity for the three months ended March 31, 2025:

(in thousands, except for per-share amount)	RSUs	Weighted Average Grant date Fair Value Per Share ($)
Outstanding, January 1, 2025	300	5.85
Granted	-	-
Vested	-	-
Cancelled	-	-
Outstanding, March 31, 2025	300	5.85

The RSUs vest at the earliest of a change of control event, the termination of the recipient’s continuous service status for any reason other than by the Company for cause and the third anniversary of the date of the grant. The fair value of the RSUs, $1.8 million, was determined based on the stock price on the dates of the grant and is being recognized over three years. The unrecognized compensation expense at March 31, 2025 of $0.2 million is expected to be expensed over 0.4 years. During the three months ended March 31, 2025 and 2024, the Company recorded compensation expense related to RSUs of $0.1 million and $0.1 million, respectively.

Warrants

Following is a summary of warrant activity for the three months ended March 31, 2025:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2025	7	$17.33	4.46	$-
Granted	-	-
Expired
Outstanding, March 31, 2025	7	$17.33	4.20	$-

Exercisable, March 31, 2025	7	$17.77	4.00	$-

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

Description of Business

Actinium Pharmaceuticals, Inc. (“Actinium”, the “Company”, or “we”) is a pioneer in the development of targeted radiotherapies intended to meaningfully improve outcomes for patients with advanced cancers including relapsed or refractory (“r/r”) disease who have failed existing therapies. We are advancing a pipeline of differentiated clinical and preclinical stage product candidates focused on validated cancer targets. Our current pipeline is focused on indications in myeloid malignancies, solid tumors and conditioning for cell and gene therapies that we believe have high unmet needs that are not addressed by currently available treatment options. Our goal is to create a specialty radiopharmaceutical company with capabilities across radioisotope production, final drug product manufacturing, preclinical research and development (“R&D”) and clinical development. We are deploying our technologies and capabilities, which we believe to be industry-leading, and intellectual property with approximately 240 issued and pending patents worldwide, to develop targeted and next-generation radiotherapies.

Our Targeted Radiotherapy Candidate Pipeline

We are advancing two clinical stage product candidates that are directed against validated cancer targets. Actimab-A is our lead product candidate in development and is intended to address the significant unmet medical needs of patients with myeloid malignancies, including acute myeloid leukemia (“AML”) and myelodysplastic syndromes (“MDS”). We are also evaluating Actimab-A’s potential to synergize with PD-1 immune checkpoint inhibitors (“ICIs”) in solid tumor indications through the depletion of immune cells known as myeloid derived suppressor cells (“MDSCs”). Iomab-ACT is a next-generation targeted conditioning agent we are developing with the intent to improve patient access to, and outcomes with, cellular therapies such as CAR-T for various blood cancer indications and gene therapies for non-malignant hematologic disorders such as sickle cell disease (“SCD”). We are also developing ATNM-400, a novel preclinical, non-prostate specific-membrane antigen (“non-PSMA”) targeting, first-in-class radiotherapy utilizing the Actinium-225 (“Ac-225”) radioisotope payload intended for patients with prostate cancer directed against a novel radiotherapy target.

Actimab-A is being developed as a targeted radiotherapeutic to leverage the Ac-225 isotope payload directed against CD33, a target expressed ubiquitously in patients with AML, MDS and other myeloid malignancies. We are attempting to leverage the mutation-agnostic ability of Ac-225 to establish Actimab-A as a backbone therapy in myeloid malignancies, which are extremely heterogenous and radiosensitive, as a single agent or in combinations with chemotherapy, targeted agents, cellular therapy and immunotherapy. Actimab-A has been studied in over 150 patients as a single agent and in combination with other modalities. This clinical experience is informing our current clinical development strategy for Actimab-A. We plan to initiate a Phase 2/3 trial with Actimab-A in combination with the chemotherapy regimen CLAG-M in patients with r/r AML based on promising results with this combination in a Phase 1b trial. In addition to our internal development efforts, we entered into a Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”) in February 2023 for the development of Actimab-A for AML and other myeloid malignancies. The first Actimab-A trial initiated under the CRADA is being conducted in patients with frontline AML in combination with Venetoclax, an oral Bcl-2 inhibitor and ASTX-727, an oral hypomethylating agent (“HMA”) developed by Taiho Oncology, an Otsuka Holdings company. We anticipate that additional trials will be initiated under the NCI CRADA as multiple proposals have been submitted for review.

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

ATNM-400 is our newest targeted radiotherapy program that we are advancing for prostate cancer. We believe there is a high unmet need for patients with advanced prostate cancer, particularly those who progress after receiving the targeted radiotherapy Pluvicto®. Pluvicto® (Lu-177-PSMA-617) is a prostate-specific membrane antigen (PSMA) directed targeted radiotherapy that uses the beta-particle emitting radioisotope Lutetitium-177 (“Lu-177”) that is approved for patients with metastatic prostate cancer. Pluvicto® is marketed and sold by Novartis and generated sales of $1.39 billion in 2024. ATNM-400 is differentiated from Pluvicto as it targets a different marker than PSMA that has been shown to be overexpressed in patients with prostate cancer and uses the alpha-particle emitter Ac-225, which is more potent than Lu-177 but has a shorter path length, which could result in fewer off-target effects such as xerostomia or dry mouth. Given the biology of the antigen targeted by ATNM-400 and the precise and potent cell-killing of Ac-225, we believe ATNM-400 has transformative potential to address unmet needs in prostate cancer for Pluvicto ineligible patients, after that drug has failed and even as an alternative.

On April 27, 2025, preclinical data with ATNM-400 was presented at the American Association for Cancer Research (“AACR”) annual meeting. In vivo studies demonstrated that ATNM-400 is more efficacious than Pluvicto and produced a statistically significant (p < 0.0001) reduction in tumor volume in 22Rv1 prostate cancer models with 99.8% tumor growth inhibition achieved with a single 40 µCi/kg dose of ATNM-400. In addition, expression of the target receptor for ATNM-400 persisted following Pluvicto therapy and ATNM-400 demonstrated sustained tumor control after Pluvicto stopped working. ATNM-400 internalized rapidly, exhibiting potent cytotoxicity and prostate cancer-cell killing via double strand DNA breaks that were produced by the Ac-225 alpha-particle emitting radionuclide payload of ATNM-400. ATNM-400 was well tolerated with no apparent toxicities at two different dose levels. Biodistribution analyses showed sustained uptake in tumors up to the 216-hour time point, with rapid clearance from the blood by the 48-hour time point and clearance from essential organs including the kidneys, intestines and liver. We plan to continue to study and advance ATNM-400 and expect to present additional data in mid-2025.

In addition to ATNM-400, we have active R&D efforts leveraging our in-house preclinical development and translational research capabilities that are primarily focused on supporting our ATNM-400 preclinical program, the Actimab-A and Iomab-ACT clinical programs and advancing several preclinical programs for solid tumor indications.

Iomab-ACT is our next-generation targeted conditioning agent directed against CD45, a target expressed widely across the hematopoietic system including normal nucleated immune cells such as lymphocytes that are relevant to this program and uses the Iodine-131(“I-131") radioisotope payload. We are developing Iomab-ACT as conditioning for cell and gene therapies in both malignant and non-malignant hematologic indications. Iomab-ACT utilizes non-myeloablative doses of I-131, to not fully deplete the patient’s bone marrow and immune system with the goal of improving patient access and outcomes for potentially curative cell and gene therapies by replacing the need for the non-targeted, chemotherapy-based conditioning regimens that are currently used. Iomab-ACT is currently being studied in three clinical trials. These trials include Iomab-ACT with a commercial CAR-T therapy, Iomab-ACT prior to allogeneic BMT for patients with SCD, which could potentially inform a trial design with gene therapy for SCD, and Iomab-ACT with a novel investigational CD19 CAR-T therapy. In May 2025, we announced that the first patient was enrolled in the Iomab-ACT commercial CAR-T trial at the University of Texas Southwest Medical Center (“UTSW”).

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

Our Clinical Targeted Radiotherapy Candidates

Actimab-A: Mutation Agnostic Mechanism of Action with Backbone Therapy Potential in Myeloid Malignancies including AML and high-risk MDS

Actimab-A (Ac-225-lintuzumab satetraxetan) is our lead radiotherapeutic product candidate in development for patients with myeloid malignancies. To our knowledge, Actimab-A is the only CD33 targeting radiotherapy in clinical development. We are focused on developing Actimab-A as both a monotherapy and in combination with other treatment regimens to leverage both the potential mechanistic synergies of radiation and its mutation agnostic cell- killing ability. In addition to our internal development efforts, we entered into a CRADA with the NCI in February 2023 for the development of Actimab-A for AML and other myeloid malignancies.

We intend to establish Actimab-A as a backbone therapy, leveraging the broad expression of CD33 in myeloid malignancies such as AML and MDS, which, like most blood cancers, are highly sensitive to radiation. AML is a highly heterogenous, mutation-rich cancer with over 70 identified driver genetic mutations. However, there are only approved therapies for four mutations including FLT3, IDH1 & IDH2, and KMT2A. CD33 is expressed regardless of other mutations being present. The Ac-225 isotope payload that we utilize with Actimab-A emits potent alpha-particles with high linear energy that kill cells via double strand DNA breaks for which there is no known resistance or repair mechanism.

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

Actimab-A + CLAG-M Pivotal Phase 2/3 Trial

We have aligned with the FDA on a randomized pivotal Phase 2/3 trial to compare Actimab-A + CLAG-M to CLAG-M alone in patients with r/r AML. Based on our interactions with the FDA, this trial will first complete a Phase 2 portion where the Actimab-A dose will be optimized in combination with CLAG-M. We expect the Phase 2 portion of this trial to be initiated in the second half of 2025. Once the optimized Actimab-A dose is determined, we expect the trial will advance to the Phase 3 portion of the study, which may reduce time and resources required compared to separate Phase 2 and Phase 3 studies.

The primary endpoint of the Phase 3 trial will be Overall Survival. Event-Free Survival (“EFS”) and other efficacy measures as well as safety also being evaluated. We are actively seeking potential strategic partners or collaborators to advance this trial.

Actimab-A NCI CRADA Trials

In 2023, we entered into a CRADA with NCI to develop Actimab-A for the treatment of patients with AML and other hematologic malignancies. The NCI will serve as the regulatory sponsor for any clinical trials mutually approved by both parties to study Actimab-A, and the CRADA will provide support for and may accelerate the development of Actimab-A alone or in combination with chemotherapy, immunotherapy, targeted agents and other novel combinations. The CRADA studies will be overseen by the NCI in collaboration with Actinium’s clinical development team, where we have the right to review and approve all protocols and have full rights to all data. The NCI CRADA provides for us to supply Actimab-A and for NCI to cover all clinical trial execution and development expenses, which we believe will be a cost-efficient approach as opposed to a Company sponsored trial and may therefore spare our balance sheet. The NCI Cancer Therapy Evaluation Program (“CTEP”), which sponsors approximately two thirds of all combination cancer studies, will accept Letters of Intent (“LOIs”) or concepts for Phase 1, 2 or 3 studies of Actimab-A in AML and other hematological malignancies.

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

Data Supporting Actimab-A’s Mutation Agnostic Profile

To leverage Actimab-A’s mutation agnostic capabilities and support its broad development, we have conducted preclinical experiments studying Actimab-A in combination with targeted agents including Bcl-2 inhibitors, FLT-3 inhibitors, IDH inhibitors, menin inhibitors for NPM1 and KMT2A AML, chemotherapies such as azacitidine and in cell lines expressing TP53 mutations.

On April 27, 2025, we presented data at the AACR annual meeting preclinical data demonstrating that the combination of Actimab-A with standard of care targeted AML therapies including menin and FLT3 inhibitors and the HMA azacitidine resulted in significant antileukemic activity in AML cells lines with FLT3, NPM1, KMT2A and TP53 mutations. Additionally, in animal models, Actimab-A significantly enhanced tumor growth inhibition, prolonged the duration of response and survival when combined with the menin inhibitor revumenib, and potentiated AML cell killing in combination with the FLT3 inhibitor gilteritinib and HMA azacitidine. We expect to present additional data supporting Actimab-A’s mutation agnostic capabilities and backbone potential at future scientific and medical conferences. In addition, we will continue to explore potential clinical trials under our CRADA with NCI, investigator-initiated trials or under our sponsorship.

Actimab-A Solid Tumor Program: Potential Pan Solid Tumor Therapy in Combination with PD-1 Checkpoint Inhibitors Including KEYTRUDA® and OPDIVO® by Depleting Myeloid Derived Suppressor Cells

Given the significant number of patients treated with PD-1 ICIs, there is extensive data in the medical literature on outcomes in these patients. PD-1 ICIs have significantly improved patient outcomes across several solid tumor indications, however, not all patients have robust or durable responses. Multiple therapeutic modalities have been studied in combination with PD-1 ICIs in attempt to improve patient outcomes, but few combinations have produced a sufficient clinical benefit to have been approved. To our knowledge, our Actimab-A solid tumor program is the only CD33 targeted radiotherapy being evaluated in combination with PD-1 ICIs. The rationale for studying Actimab-A in combination with either KEYTRUDA® or OPDIVO® is based on the premise that depleting MDSCs with Actimab-A will improve the efficacy of these drugs.

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

Studies have shown that MDSCs are overexpressed in patients with cancers. For instance, a study by Bronte et al., in patients with NSCLC receiving ICIs evaluated the role of immune cells on patient outcomes. In this study, MDSCs were the only immune cell subtype to show a statistically significant association with tumor response. The median level of MDSCs was determined to be 1.9% with patients above that level being classified as “High-MDSC” and patients below that level being classified as “Low-MDSC”. In this study, only Low-MDSC patients had a clinical response, with no responses observed in High-MDSC patients and over 80% of High-MDSC patients having progressive disease. In addition, Low-MDSC patients had a statistically significantly improvement in progression-free survival (“PFS”) of 8.39 months compared to 1.94 months in High-MDSC patients and OS of 15.15 months compared to 3.03 months in High-MDSC patients.

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

ATNM-400 Program: Novel, First-in-Class, Non-PSMA Targeting Ac-225 Radiotherapy for Prostate Cancer

In March 2025, we announced ATNM-400, a novel, first-in-class Ac-225-based radiotherapy intended for patients with prostate cancer. Prostate cancer is the most common cancer in men, with approximately 1 in 8 men diagnosed with prostate cancer during their lifetime. According to the American Cancer Society, an estimated 313,780 new cases of prostate cancer will be diagnosed in the United States in 2025. The global incidence of prostate cancer is approximately 1.5 million new cases annually. Approximately 20% of prostate cancer cases are more aggressive forms that progress to metastatic disease, which is associated with significantly worse survival outcomes. Radiotherapy is commonly used to treat prostate cancer, and in 2022, the PSMA-targeting radiotherapy Pluvicto® was approved by the FDA and the European Medicines Agency (“EMA”) for the treatment of patients with metastatic castration-resistant prostate cancer. Pluvicto® is marketed and sold by Novartis and generated sales of $1.39 billion in 2024.

ATNM-400 is differentiated from Pluvicto and the majority of radiotherapies in development for prostate cancer, as it targets a different marker than PSMA that has been shown to be overexpressed in patients with prostate cancer. In addition, ATNM-400 uses the alpha-particle emitter Ac-225, which is more potent than Lu-177 but has a shorter path length, which could result in fewer off-target effects such as xerostomia or dry mouth. We believe there is a high unmet need for patients with advanced prostate cancer, particularly those who progress after receiving the targeted radiotherapy Pluvicto®. We have generated preclinical data with ATNM-400 in prostate cancer models, which was presented at the AACR annual meeting in April 2025. The ATNM-400 presentation highlighted the following:

●	In vivo studies demonstrated that ATNM-400 is more efficacious than Pluvicto® and produced a statistically significant (p < 0.0001) reduction in tumor volume in 22Rv1 prostate cancer models;

●	In mice bearing Pluvicto®-failed tumors, ATNM-400 was administered on day 14 following Pluvicto®treatment, demonstrating robust antitumor activity and tumor growth inhibition in Pluvicto®- resistant tumor models;

●	Expression of the target receptor for ATNM-400 persisted following Pluvicto® therapy and ATNM-400 demonstrates sustained tumor control after Pluvicto® stopped working, which we believe supports its potential utility in post-Pluvicto® treatment settings;

●	ATNM-400 demonstrated greater efficacy than Pluvicto® in prostate cancer models with 99.8% tumor growth inhibition achieved with a single 40 µCi/kg dose of ATNM-400 supporting its potential to be offered as an alternative option;

●

ATNM-400 internalized rapidly, exhibiting potent cytotoxicity and prostate cancer cell killing via double strand DNA breaks that were produced by the Ac-225 alpha-particle emitting radionuclide payload of ATNM-400;

●	Biodistribution analyses showed sustained uptake in the tumor up to the 216-hour time point, with rapid clearance from the blood by the 48-hour time point and clearance from essential organs including the kidneys, intestines and liver; and

●	ATNM-400 was well tolerated with body weight recovery and no apparent toxicity at both doses evaluated in vivo

We are progressing the further development of ATNM-400 and expect to have further updates on this program mid-2025.

Iomab-ACT Program: Potential Universal Targeted Conditioning Agent for Cell & Gene Therapies to Improve Patient Access and Outcomes

The opportunity exists for better conditioning regimens in the area of cellular therapies beyond the non-targeted chemotherapy-based regimens that are used currently. We are working on a next-generation targeted conditioning program, Iomab-ACT, for the rapidly growing cell and gene therapy market, as well as BMT conditioning for non-malignant hematologic indications such as SCD.

We are studying Iomab-ACT in collaboration with Memorial Sloan Kettering Cancer Center (“MSKCC”), for conditioning prior to CAR-T therapy for patients with relapsed or refractory B-cell acute lymphoblastic leukemia (“B-ALL”) or diffuse large B-cell lymphoma (“DLBCL”). This study, funded by a NIH grant is the first study of its kind to use an ARC, with CAR-T therapy. At the 2024 Tandem Meetings | Transplantation& Cellular Therapy Meetings of ASTCT and CIBMTR, we presented results from the ongoing Phase 1 trial. No patients (0/4) developed Immune Effector Cell-Associated Neurotoxicity Syndrome (“ICANS”) of any grade, a major safety measure of the study, as ICANS is observed in 25% or more of patients with r/r B-ALL and DLBCL treated with various CAR T-cell products and negligible incidence of cytokine release syndrome (“CRS”). Additionally, Iomab-ACT demonstrated transient depletion of peripheral blood lymphocytes and monocytes. Persistence of CAR T-cells up to 8 weeks and minimal non-hematologic toxicities have been observed to date. These results prompted us to explore additional clinical trials with Iomab-ACT.

We have initiated an investigator-sponsored trial studying Iomab-ACT as targeted conditioning prior to patients receiving an FDA approved commercial CAR-T therapy at UTSW. To our knowledge, this is the first trial to study a targeted radiotherapy conditioning agent with a commercial CAR-T therapy. Given the robust clinical data that exists with commercial CAR-T therapies, we believe this trial may demonstrate the potential for Iomab-ACT to improve outcomes over current chemotherapy conditioning regimens, which we are seeking to replace and provide patients better access to CAR-T. In May 2025, we announced that the first patient was enrolled in this trial, which will enroll up to 30 patients. We expect to generate initial proof-of-concept clinical data by year end 2025. The primary objectives of this study are safety, tolerability and efficacy. Secondary objectives will evaluate incidences of CRS and ICANS as well as the persistence and expansion of CAR-T cells, which has been associated with improved efficacy and patient outcomes. If successful, we believe this Phase 1b/2 trial could support a pivotal trial, which could be initiated as early as 2026.

Iomab-ACT is also being studied in an investigator-led clinical trial as targeted conditioning prior to a BMT for patients with SCD in collaboration with Columbia University. Sickle cell disease is a rare, debilitating and life-threatening blood disorder with significant unmet need that affects approximately 100,000 people in the U.S. Patients with sickle cell disease have a mutation that causes red blood cells to develop a crescent or “sickle” shape, which restrict the flow in blood vessels and limit oxygen delivery to the body’s tissues, leading to severe pain and organ damage called vaso-occlusive events (“VOEs”) or vaso-occlusive crises (“VOCs”). The recurrence of these events or crises can lead to life-threatening disabilities and/or early death. A BMT is a potentially curative treatment option for patients with sickle cell disease, particularly in patients who have had complications such as strokes, acute chest crises or recurring pain crises due to their disease. We expect patient enrollment for the Phase 1 trial to commence in the first half of 2025 and enroll up to 24 patients with initial safety and efficacy results from the initial cohort of patients receiving Iomab-ACT prior to a BMT for their SCD in the second half of 2025. If safety is demonstrated, the trial is expected to inform a clinical trial to evaluate Iomab-ACT as a targeted conditioning agent prior to gene therapy for which there are two approved agents for patients with sickle cell disease, Casgevy (Vertex Pharmaceuticals, Inc.) and Lyfgenia (Bluebird Bio, Inc.).

We plan to continue to develop Iomab-ACT based on early encouraging results, ultimately with the value proposition of improving overall access and outcomes for patients who need cellular or gene therapies. We believe an opportunity exists for Iomab-ACT to potentially generate significant revenue, if it can provide one or more clinical benefits related to lower CRS, less neurotoxicity, longer duration of response or a higher overall success rate of cellular therapy due to benefits of targeted conditioning.

Iomab-B

In February 2023, Actinium announced that the SIERRA trial met the primary endpoint with statistical significance, as 22% of patients (13/76) on the Iomab-B arm achieved durable Complete Remission (“dCR”) compared to 0% of patients (0/77) on the control arm resulting in a p-value of <0.0001. The SIERRA trial met the secondary endpoint of Event-Free Survival (“EFS”) with a 78% reduction in the probability of an event (Hazard Ratio=0.22, p<0.0001 for both per protocol and ITT basis). EFS at 180 days for the Iomab-B arm was 28% compared to 0.2% for the control arm. In the SIERRA trial, an event was defined as one of the following: a patient not achieving CR/CRp or crossing over, patient not receiving BMT, a patient relapsing or death. The SIERRA trial did not, however, meet the secondary endpoint in achieving a statistically significant improvement in OS in the intent to treat (“ITT”) population.

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

R&D and Platform Technology

Our R&D capabilities have the potential to yield differentiated, high-value targeted radiotherapy programs that demonstrate our experience across multiple validated cancer targets and isotopes and cover broad areas of focus leveraging our clinical development experience across hematology, targeted conditioning, solid tumors, and next-generation radiotherapies. We have internal R&D capabilities with our research laboratory capable of executing in vitro and in vivo experiments and translational research. We are working on several preclinical programs which include novel approaches to validated cancer targets, as well as novel targets that we believe show immense potential for radiotherapeutic approaches. Preclinical pharmacology studies with our targeted radiotherapeutics, such as HER2, CD33 and CD38, have shown strong improvement in tumor growth inhibition in various preclinical tumor models.

We currently believe that our targeted radiotherapies, which utilize biologic molecules, are less likely than small molecules to face pricing pressure and negotiation from the Inflation Reduction Act of 2022 (“IRA”), given that small molecules are at risk for pricing negotiations seven years after approval compared to eleven years for biologics with negotiated prices taking effect two years after selection. Further, a drug or biological product that has an orphan drug designation, which our Actimab-A and Iomab-B programs both have, for only one rare disease or condition will be excluded from the IRA’s price negotiations requirements until such time the biological products has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. In addition, regulatory barriers for generic large molecule biologic based targeted radiotherapies are much higher than for small molecule radioligands such as those under development or approved, namely, Pluvicto®, Lutathera®, and Xofigo®. Generic versions of certain radiopharmaceuticals utilizing peptides, which are considered small molecules, have been submitted to the FDA via the ANDA pathway. To our knowledge, only the biosimilar approach pertains to large molecule biologic-based radiotherapies filed under 351(k) BLA pathway. The regulatory pathway for a biosimilar is much more comprehensive than the pathway for generics, and it has not been proven that biosimilars are interchangeable with the innovator’s large molecule biologic targeted radiotherapy. In addition, we are not aware of any regulations that would require us to provide Actimab-A or Iomab-ACT, including their respective mAbs, lintuzumab and apamistamab, to any third party or potential competitor. Despite the above, we are aware that one or more of the policies or regulations that afford our pipeline candidates market protections may change in the future and that one or more of our product candidates may be disadvantaged by such change.

We seek to expand our capabilities and technologies across therapeutic modalities, linker technologies and in vivo cancer models, and build visibility through presentations at key conferences and publications in journals of high impact. Our R&D efforts are centered on the advancement of key programs with a robust “fast-to-clinic” approach. Underpinning our development programs is our expanded patent portfolio of approximately 240 issued patents and pending patent applications worldwide.

Our Proprietary Ac-225 Cyclotron Manufacturing Technology

With our in-depth, long-term experience in clinical development of Ac-225 based radiopharmaceuticals, we have developed an end-to-end technology solution for producing Ac-225 that has demonstrated radiochemical and radionuclidic purity identical to current gold-standard methods. This patented technology has been used to produce Ac-225 in a cyclotron that is essentially identical to that derived from a Th-229 generator and has the potential to be a lower-cost, commercially scalable higher-yielding approach. Importantly, the Ac-225 material produced by our proprietary method contains no long-lived contaminants and less than 0.001% Actinium-227 (“Ac-227”). Using the cyclotron-produced Ac-225 technology may allow for large commercial scale production with estimated cost of goods sold including capital expenditures and operational costs for a single cyclotron facility to be several times less expensive than the price of currently available Ac-225 material.

Our extensive know-how related to this production technology is supported by 5 issued patents in the U.S. and 33 patents internationally and covers:

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

Manufacturing and Supply Chain

Actinium has established significant manufacturing and supply chain expertise, having delivered over 500 doses for 18 clinical trials at 45 large cancer hospitals and have never missed a dose.

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

We plan to establish our own manufacturing capabilities and intend to commence the build-out of a facility in the second half of 2025. We believe that having in-house manufacturing will provide enhanced control, flexibility and scalability to serve our current and planned clinical trials and R&D efforts as well as potential future activity.

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

We have established an actively managed end-to-end supply chain that encompasses isotope sourcing through drug administration at the point of care to execute our clinical trials. Our end-to-end supply chain did not miss a patient dose in our international, 24-site SIERRA Phase 3 clinical trial, including 40 additional patients that crossed over from the control arm to receive Iomab-B. We believe we have a thorough understanding and working knowledge of the intricacies required to manufacture and distribute radiotherapies. Through our clinical experience with Iomab-B and Actimab-A, we have developed a wealth of proprietary knowledge to enable coordination between Actinium and all key stakeholders including, but not limited to hematologists/oncologists, infusion center and in patient rooms, nuclear medicine and radiology, hot labs and radio-pharmacies, and radiation safety committees, among others.

Intellectual Property

Our proprietary technology platform is supported by IP, know-how and trade secrets that cover the generation, development, methods of use and manufacture of targeted radiotherapies and their select components. Our IP covers various methods of use in multiple diseases, including indication, dose and scheduling, radionuclide warhead, and therapeutic combinations.

As of May 2025, our patent portfolio is comprised of approximately 240 issued patents and pending patent applications worldwide, which we believe constitutes a valuable business asset. Our IP includes 48 patent families, including key patents that relate primarily to our radiotherapeutic candidates. Our patent portfolio includes 20 issued patents and 51 pending patent applications in the U.S., and 170 that are issued or pending internationally. The effective lives of the issued patents in our portfolio, or patents that may issue from the pending applications in our portfolio, ranges from expirations between 2026 and 2046.

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

Our patents also cover key areas of our business such as manufacturing key components of our product candidate, Actimab-A, including Ac-225 in a cyclotron. We have expertise in utilizing the alpha emitting isotope Ac-225 including clinical experience in treating approximately 150 patients with our alpha-emitter-based therapies, “gold standard” linker technology and 5 issued patents in the U.S. and 33 patents internationally related to the manufacturing of Ac-225 in a cyclotron, which we believe has the potential to produce higher quantities of Ac-225 than currently utilized methods. In addition, we also own U.S. and international patents and pending patent applications that relate to the manufacturing of Actimab-A and its use in the treatment of cancers.

Human Capital

As of May 8, 2025, we had 31 full-time employees, 13 of whom have Ph.D. or M.D. degrees and 20 of whom are engaged in research and development and clinical development activities. In the second quarter of 2025, we conducted a work force optimization that reduced our headcount by approximately fourteen percent. As a result, we expect personnel related expenses to be reduced by approximately $1.15 million for the remainder of 2025.  We do not expect this work force optimization to have a material impact on our operations or ability to execute our operating plan. We believe that we have been successful to date in attracting skilled and experienced personnel despite the competitive hiring marketing in the industry. Our employees are not covered by a collective bargaining agreement, and we believe that our relationship with our employees is excellent. We continue to engage external consultants on an as-needed basis to temporarily supplement existing staff.

Results of Operations – Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Three Months Ended March 31,
(in thousands)	2025	2024

Revenue:
Revenue	$-	$-
Other revenue	-	-
Total revenue	-	-

Operating expenses:
Research and development, net of reimbursements	7,700	6,635
General and administrative	8,938	2,962
Total operating expenses	16,638	9,597

Other income:
Interest income – net	700	927
Total other income	700	927

Net loss	$(15,938)	$(8,670)

Revenue

We recorded no commercial revenue for the three months ended March 31, 2025 and March 31, 2024.

Other revenue

The National Institutes of Health awarded us a Small Business Technology Transfer cost reimbursable grant to support a clinical collaboration with Memorial Sloan Kettering Cancer Center, or MSK, to study Iomab-ACT, our CD45-targeting Antibody Radio-Conjugate, for targeted conditioning to achieve lymphodepletion prior to administration of a CD19-targeted CAR T-cell therapy developed at MSK. There was no other revenue recognized for the three months ended March 31, 2025 and 2024, respectively.

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

Our contract liabilities are recorded within Other revenue deferred – current liability or Long-term license revenue deferred in our condensed consolidated balance sheets depending on the short-term or long-term nature of the payments to be recognized. Our contract liabilities primarily consist of advanced payments from licensees. There was no Other revenue deferred-current liability at March 31, 2025 and December 31, 2024. Long-term license revenue deferred was $35 million at March 31, 2025 and December 31, 2024, resulting from the receipt from Immedica; this deferred revenue will be recognized upon the European Union’s regulatory approval of Iomab-B or provision of definitive feedback that Iomab-B will not receive approval in the European Union.

Stock-Based Compensation Expense

On March 31, 2025, our Board of Directors approved the cancellation of certain stock options to purchase an aggregate of 4.9 million shares of common stock held by certain current employees and directors that were initially granted under our Amended and Restated 2013 Stock Plan and 2019 Amended and Restated Stock Plan. Such cancellations were subject to the consent of the applicable holders of the stock options, which we received. Our Compensation Committee intends to conduct an analysis of our equity compensation plan and develop an equity compensation strategy that satisfies the purpose of the 2019 Plan to attract and retain the best available personnel who can make meaningful contributions towards achieving our business objectives. The cancellation of these stock options resulted in the recording of $8.7 million in non-cash stock compensation expense for the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company recorded compensation expense related to stock options of $1.2 million.

Research and Development Expense, net of reimbursements

Research and development expenses of $7.7 million for the three months ended March 31, 2025 increased by $1.1 million from $6.6 million for the three months ended March 31, 2024. The increase was primarily a result of higher non-cash stock-based compensation expense of $1.7 million and increased preclinical expenses of $0.2 million, partially offset by lower compensation of $0.7 million due to lower headcount. In the second quarter of 2025, we conducted a work force optimization that reduced our headcount by approximately fourteen percent.. We do not expect this work force optimization to have a material impact on our operations or ability to execute our operating plan.

General and administrative expense

General and administrative expenses of $8.9 million for the three months ended March 31, 2025 increased by $5.9 million from $3.0 million for the three months ended March 31, 2024, primarily due to higher non-cash stock-based compensation expense of $5.8 million.

Other income

Other income is comprised of net interest income in both reporting periods. The amount for the three months ended March 31, 2025 of $0.7 million decreased from $0.9 million for the three months ended March 31, 2024 primarily due to a lower average cash balance during the respective time periods.

Net loss

Net loss of $15.9 million for the three months ended March 31, 2025 increased by $7.2 million from $8.7 million for the three months ended March 31, 2024 primarily due to higher research and development expenses and higher general administrative expenses as a result of the recognition of higher non-cash stock compensation expense of $7.5 million discussed above. In the second quarter of 2025, we conducted a work force optimization that reduced our headcount by approximately fourteen percent. As a result, we expect personnel related expenses to be reduced by approximately $1.15 million for the remainder of 2025.

Liquidity and Capital Resources

The following table sets forth selected cash flow information for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2025	2024

Cash used in operating activities	$(7,574)	$(7,374)
Cash used in investing activities	-	(11)
Cash used in/provided by financing activities	(2)	14,768

Net change in cash, cash equivalents and restricted cash	$(7,576)	$7,383

Net cash used in operating activities for the three months ended March 31, 2025 was $7.6 million, an increase of $0.2 million from $7.4 million in the prior-year period. In the three months ended March 31, 2025, our net loss of $15.9 million excluding non-cash stock-based compensation expense of $8.9 million was $7.0 million. In the prior-year period, net loss of $8.7 million excluding non-cash stock-based compensation expense of $1.4 million was $7.3 million. This improvement of $0.3 million was offset by an increase in net operating assets and liabilities of $0.5 million.

There was no cash used in investing activities for the three months ended March 31, 2025. Cash used in investing activities was $11 thousand for the three months ended March 31, 2024 due to the purchase of equipment.

Cash used in financing activities for the three months ended March 31, 2025 was not material. Net cash provided by financing activities of $14.8 million for the three months ended March 31, 2024 was primarily from the sale of shares of common stock.

In August 2020, we entered into the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we are able to sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of our common stock. On June 28, 2022, we entered into an Amendment and Restated Capital on Demand™ Sales Agreement, or the Amended Sales Agreement, with JonesTrading and B. Riley Securities, Inc. The Amended Sales Agreement modifies the original Capital on Demand™ Sales Agreement to include B. Riley as an additional sales agent thereunder. Shares of common stock are offered pursuant to a shelf registration statement on Form S-3 (File No. 333-273911), which was declared effective February 5, 2024, including a base prospectus covering the offering, issuance and sale of up to $500 million of common stock, preferred stock, warrants, units and/or subscription rights; and a sales agreement prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of $200 million of common stock that may be issued and sold under the Amended Sales Agreement. During the three months ended March 31, 2025, there were no sales of shares of common stock. For the three months ended March 31, 2024, we sold 1.8 million shares of common stock, resulting in gross proceeds of $15.0 million and net proceeds of $14.7 million. On March 31, 2025, upon filing of our Annual Report on Form 10-K for the year ended December 31, 2024, we became subject to General Instruction I.B.6 of Form S-3, pursuant to which in no event will we sell our common stock in a registered primary offering using Form S-3 with a value exceeding more than one-third of our public float in any 12 calendar month period so long as our public float remains below $75 million.

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

Recently Adopted Accounting Pronouncements

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which provides improvements to reportable segment disclosure requirements, primarily through enhanced disclosures around segment expenses. ASU 2023-07 requires us to disclose significant segment expenses that are regularly provided to the chief operating decision maker, or CODM, and included within each reported measure of segment profit or loss. ASU 2023-07 also requires that we disclose an amount for other segment items by reportable segment, a description of their composition and provide all annual disclosures about a reportable segment’s profit or loss and assets pursuant to Topic 280 during interim periods. We must also disclose the CODM’s title and position, as well as certain information around the measures used by the CODM and an explanation of how the CODM uses the reported measures in assessing segment performance and deciding how to allocate resources. For public entities with a single reportable segment, the entity must provide all the disclosures required pursuant to ASU 2023-07 and all existing segment disclosures under Topic 280. We adopted this standard effective January 1, 2024, and reported in its Annual Report on Form 10-K for the year ended December 31, 2024.

Recently Issued Accounting Pronouncements

In November 2024, FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), to improve the disaggregation of expenses within the consolidated statement of operations. The amendments in ASU 2024-03 require disclosures in the notes to the consolidated financial statements and specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity disclose (a) employee compensation, (b) depreciation, and (c) intangible asset amortization included in each relevant expense caption; include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements; and disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The amendments in ASU 2024-03 are effective January 1, 2027 and effective for interim periods beginning January 1, 2028. We are evaluating the impact of ASU 2024-03 on our financial statements.

 In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide improvements primarily related to the rate reconciliation and income taxes paid information included in income tax disclosures. We would be required to disclose additional information regarding reconciling items equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory tax rate. Similarly, we would be required to disclose income taxes paid (net of refunds received) equal to or greater than five percent of total income taxes paid (net of refunds received). The amendments in ASU 2023-09 are effective January 1, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We are currently evaluating the impacts of ASU 2023-09 on our financial statements.

Known Trends, Events and Uncertainties

The Company is subject to risks and uncertainties common to companies in the biopharmaceutical industry, including but not limited to, risks associated with completing preclinical studies and clinical trials, receiving regulatory approvals for product candidates, development by competitors of new biopharmaceutical products, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. In addition, the consequences of the ongoing geopolitical conflicts, such as the ongoing conflict between Russia and Ukraine and the ongoing conflict between Israel and Hamas, including related sanctions and countermeasures, and the effects of rising global inflation, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. Additionally, recent changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, tariffs, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. For a further discussion of factors that may affect future operating results see the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statement Notice.”

Other than as discussed above and elsewhere in this report, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of March 31, 2025, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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

On March 27, 2025, a putative class action complaint (the “Securities Complaint”) was filed by alleged stockholder Nihil Kohil against the Company and executives Sandesh Seth, Avinash Desai, Madhuri Vusirikala, and Sergio Giralt (the “Defendants”), styled Kohil v. Actinium Pharmaceuticals, Inc., et al., Case No. 1:25-cv-02553 in the Southern District of New York, wherein, the Securities Complaint alleges that the Defendants made material misrepresentations and omissions concerning the Iomab-B Phase 3 Sierra Trial and the plaintiff asserts claims against all Defendants pursuant to section 10(b) of the Securities Exchange Act (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as additional claims against the individual Defendants pursuant to Section 20(a) of the Exchange Act.  The Complaint purports to assert class action claims on behalf of all persons and entities that purchased or otherwise acquired Actinium securities between October 31, 2022 and August 2, 2024.  Plaintiff seeks unspecified damages.  On May 5, 2025, a derivative shareholder complaint (the “Derivative Complaint”) was filed against the Company and certain of the Company’s directors and officers alleging derivative liability for the allegations made in the Securities Complaint.  The Defendants have not yet responded to the Securities Complaint, and they intend to vigorously defend themselves against the plaintiff’s allegations.

The Company and other Defendants intend to defend vigorously against such claims, however, there can be no assurances as to the outcome.

ITEM 1A. RISK FACTORS

In analyzing our company, you should consider carefully the following risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q. Factors that could cause or contribute to differences in our actual results include those discussed in the following subsection, as well as those discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Annual Report on Form 10-K for the year ended December 31, 2024. Each of the following risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our company. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

 Summary of Risk Factors

We are providing the following summary of the risk factors contained in this Quarterly Report on Form 10-Q to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Quarterly Report on Form 10-Q in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

●	We are a clinical-stage company and have generated no revenue from commercial sales to date;

●	We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future;

●	If we fail to obtain additional financing, we will be unable to continue or complete our product development or product commercialization and you will likely lose your entire investment;

●	We are highly dependent on the clinical, regulatory and commercial success of Iomab-B, Actimab-A, Iomab-ACT, ATNM-400 and other pipeline candidates which we may never achieve;
●	We continuously evaluate our business strategy and may modify our strategy as necessary to respond to developments in our business and other factors, and any such modification, if not successful, could have a material adverse effect on our business, financial condition, and results of operations;

●	Our business could be adversely affected by the effects of future health epidemics;

●	Our business is subject to cybersecurity risk;

●	We have not demonstrated that any of our products are safe or effective for any indication and will continue to expend substantial time and resources on clinical development before any of our current or future product candidates will be eligible for FDA approval, if ever;

●	Our clinical trials may fail to demonstrate adequately the efficacy and safety of our product candidates, which would prevent or delay regulatory approval and commercialization;

●	Preliminary, Interim, and “top-line” data from our clinical trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.;

●	Healthcare legislative reform measures intended to increase pressure to reduce prices of pharmaceutical products paid for by Medicare or, otherwise, affect the federal regulation of the U.S. healthcare system could have a material adverse effect on our business, future revenue, if any, and results of operations;

●	Changes in the healthcare industry and in healthcare spending could adversely affect our grant funded clinical programs, business, financial condition and results of operations;

●	We may rely on third parties to conduct certain aspects of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates;

●	We currently depend on single third-party manufacturers to produce our pre-clinical and clinical trial drug supplies. Any disruption in the operations of our current third-party manufacturers, or other third-party manufacturers we may engage in the future, could adversely affect our business and results of operations;

●	Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences;

●

Disruptions at the FDA and other government agencies caused by leadership changes, changes to regulatory approach, layoffs, funding shortages or global health concerns could negatively impact our business;

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

We are not profitable and have incurred losses in each period since our inception. As of March 31, 2025 and December 31, 2024, we had an accumulated deficit of $391.8 million and $375.8 million, respectively. We reported a net loss of $15.9 million and $8.7 million for the three months ended March 31, 2025 and 2024, respectively. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, which would have an adverse effect on our business prospects, financial condition and results of operation.

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

We are highly dependent on the clinical, regulatory and commercial success of Actimab-A, Iomab-ACT, ATNM-400 and other pipeline candidates which we may never achieve

None of the drug candidates we are developing, or have developed, have received regulatory approval. Based on the current status of our pipeline candidates, it will likely take several years or additional clinical studies before we can seek approval for any drug candidate.

Our Actimab-A drug candidate was studied in a Phase 2 clinical trial as a monotherapy and we are now studying it in combination with other therapies. We believe have aligned with the FDA on a Phase 2/3 trial that is intended to support a BLA filing. There can be no assurance that the Phase 2 portion of the trial will be successful and support advancing to the Phase 3 portion of the trial. In addition, our Iomab-ACT drug candidate has only been studied in a limited number of human subjects in a Phase 1 trial with a novel CAR-T therapy. While we believe the initial results from this trial were encouraging, there can be no assurance that future results with Iomab-ACT from the commercial CAR-T trial at UTSW or sickle cell conditioning trial at Columbia will be positive.

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

Disruptions at the FDA and other government agencies caused by leadership changes, changes to regulatory approach, layoffs, funding shortages or global health concerns could negatively impact our business

The ability of the FDA to review proposed clinical trials or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, including executive and congressional priorities, the impacts of which are inherently fluid and unpredictable. Disruptions at the FDA and other agencies may slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current administration has proposed substantial reductions in force at various government agencies including the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could delay reviews and negatively impact our business. There has been significant turnover and recent changes in senior leadership at the FDA and other government agencies including the Center for Biologics Evaluation and Research (“CBER"), which is the division of the FDA that would oversee and review biologics-based targeted radiotherapies like those we currently develop and plan to continue to develop. We believe these changes could result in changes in the FDA’s perception of the approvability of therapies, the perceived value of certain therapies or therapeutic modalities, which could create material challenges for our development efforts. At this time, there is significant uncertainty and risks associated with future FDA regulatory policies and actions that could have a material negative impact on our business. Any or all of these factors could cause us to amend, suspend or terminate the development of certain of our preclinical or clinical programs, which could have material adverse impacts on our business, our product candidates or our ability to continue operations.

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

For instance, as for Iomab-B, despite the Phase SIERRA 3 trial meeting the primary endpoint of durable Complete Remission (dCR) with statistical significance (p-value<0.0001), the FDA has determined that demonstrating an overall survival benefit in a randomized head-to-head trial is required for a BLA filing. In addition, the FDA is also requiring that an additional dose optimization trial demonstrating safety and efficacy be completed to calculate the dose of Iomab-B based on absorbed dose by the bone marrow, rather than the maximum tolerable dose of 24 Gy of radiation to the liver as was done in the SIERRA trial based on several interactions we had with the FDA before starting the SIERRA trial. The head-to-head Phase 3 trial will evaluate allogeneic bone marrow transplant (BMT) using Iomab-B plus a reduced intensity conditioning regimen of fludarabine and total body irradiation (Flu/TBI) versus allogeneic BMT using reduced intensity conditioning comprised of cyclophosphamide plus Flu/TBI. This is different from the SIERRA trial, which allowed physician’s choice of salvage therapies and heterogenous conditioning regimens in the control arm. However, there are no assurances that the additional trials will be completed or successful or that we can satisfy all of the FDA’s requests. There could also be additional regulatory hurdles that may result in either non-acceptance or non-approval of a future BLA filing.

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

Disruptions at the FDA and other agencies may slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business and may cause us to amend our business strategy or. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current administration has proposed substantial reductions in force at various government agencies including the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could delay reviews and negatively impact our business. There has been significant turnover and changes in senior leadership at the FDA and other government agencies including the Center for Biologics Evaluation and Research (“CBER"), which is the division of the FDA that would oversee and review biologics based targeted radiotherapies like those we currently develop and plan to continue to develop. We believe these changes could result in changes in the FDA’s perception of the approvability of therapies, the perceived value of certain therapies or therapeutic modalities, which could create material challenges for our development efforts. At this time, there is significant uncertainty and risks associated with future FDA regulatory policies and actions that could have a material negative impact on our business. Any or all of these factors could cause us to amend, suspend or terminate the development of certain of our preclinical or clinical programs, which could have material adverse impacts on our business, our product candidates or our ability to continue operations.

We have not demonstrated that any of our products are safe or effective for any indication and will continue to expend substantial time and resources on clinical development before any of our current or future product candidates will be eligible for FDA approval, if ever.

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

In the United States, the FDA regulates pharmaceutical and biological product candidates under the Federal Food, Drug, and Cosmetic Act (“FDCA”) and the Public Health Service Act (“PHSA”), as well as their respective implementing regulations. Such products and product candidates are also subject to other federal, state, and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local, and foreign statutes and regulations requires the expenditure of substantial time and financial resources. The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests and animal studies in accordance with FDA’s good laboratory practices (“GLPs”) and applicable requirements for the humane use of laboratory animals or other applicable regulations;

●	submission to the FDA of an Investigational New Drug (“IND”) application, which must become effective before human clinical trials in the United States may begin;

●	performance of adequate and well-controlled human clinical trials in accordance with FDA’s IND regulations, good clinical practices (“GCPs”), and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed biological product for its intended use;

●	submission to the FDA of a BLA for marketing approval that meets applicable requirements to ensure the continued safety, purity, and potency of the product that is the subject of the BLA based on results of preclinical testing and clinical trials;

●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities where the biological product is produced, to assess compliance with current good manufacturing practices (“cGMPs”) and assure that the facilities, methods and controls are adequate to preserve the biological product’s identity, strength, quality and purity;

●	potential FDA audit of the nonclinical study and clinical trial sites that generated the data in support of the BLA; and

●	FDA review and approval, or denial, of the BLA.

Before testing any biological product candidate in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies to assess the potential safety and activity of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs. The clinical trial sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND application. Some preclinical testing may continue even after the IND application is submitted. The IND application automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical trials and places the trial on a clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. The FDA may also impose clinical holds on a biological product candidate at any time before or during clinical trials due to safety concerns or non-compliance. If the FDA imposes a clinical hold, trials may not recommence without FDA authorization and then only under terms authorized by the FDA. Accordingly, we cannot be sure that submission of an IND application will result in the FDA allowing clinical trials to begin or that, for those that have already commenced under an active IND application, that issues will not arise that suspend or terminate such trials.

Clinical trials involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND application. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations composing the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical trial must be reviewed and approved by an independent institutional review board, or IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

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

Notwithstanding the submission of relevant data and information, the FDA may ultimately decide that the BLA does not satisfy its regulatory criteria for approval and deny approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. We cannot predict with any certainty if or when we might submit a BLA for regulatory approval for our product candidates or whether any such BLA will be approved by the FDA. Human clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For example, the FDA may not agree with our proposed endpoints for any clinical trial we propose, which may delay the commencement of our clinical trials. The clinical trial process is also lengthy and requires substantial time, effort and expense.

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

Initiating and completing clinical trials necessary to support FDA approval of a BLA for Iomab-B, Actimab-A, Iomab-ACT, ATNM-400 and other product candidates, is a time-consuming and expensive process, and the outcome is inherently uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product candidate we advance into clinical trials may not have favorable results in later clinical trials.

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

Preliminary, Interim, and “top-line” data from our preclinical studies and clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary, interim, and top-line data from our clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change as more patient data become available or following a more comprehensive review of the data related to the particular study or trial. We may also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. Our clinical trials may be open label studies and certain of our clinical development and/or operations staff may review interim or preliminary safety or efficacy data during routine data collection, cleaning and analysis from time to time. Interim or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Preliminary, interim or top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line, interim or preliminary data we previously published. As a result, top-line, interim and preliminary data should be viewed with caution until the final data are available.

From time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from preclinical studies are not necessarily predictive of future success in clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

Even if our preclinical studies or early clinical trials are favorable, later clinical trials may fail to demonstrate adequately the efficacy and safety of our product candidates, which would prevent or delay regulatory approval and commercialization.

Even if our preclinical studies are favorable and our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims or that the FDA or foreign authorities will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses. If the FDA concludes that any current or future clinical trials for Actimab-A, Iomab-ACT, Iomab-B, ATNM-400 or any other product candidate for which we might seek approval, have failed to demonstrate safety and effectiveness, we would not receive FDA approval to market that product candidate in the United States for the indications sought. In addition, such an outcome could cause us to abandon the product candidate and might delay the development of others. Any delay or termination of our clinical trials will delay or preclude the filing of any submissions with the FDA and, ultimately, our ability to commercialize our product candidates and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of a product candidate’s profile.

The intellectual property related to antibodies we have licensed has expired or likely expired.

The key patents related to the humanized antibody lintuzumab, which we use in our Actimab-A product candidate have expired. It is generally possible that others may be eventually able to use an antibody with the same sequence, and we will then need to rely on additional patent protection covering alpha particle drug products comprising Ac-225. Our final drug construct, Actimab-A, consists of the lintuzumab antibody labeled with the isotope Ac-225. We currently own issued and pending patents relating to methods of manufacturing Actimab-A, methods of treatment using Actimab-A and production of the Ac-225 isotope. In addition, we possess trade secrets and know how related to the manufacturing and use of isotopes. Any competing product based on the lintuzumab antibody is likely to require several years of development before achieving our product candidate’s current status and may be subject to significant regulatory hurdles, but such development by others is nevertheless a possibility that could negatively impact our business in the future. We own 4 issued U.S. patents, 2 issued Canadian patents, 1 issued European patent (validated as a national patent in several countries) and 1 issued Japanese patent that relate to the composition of our Iomab-B product candidate. Patent applications relating to Iomab-B are also pending in the U.S. and internationally. We have and may continue to file patents related to Iomab-B that can provide barriers to entry but there is no certainty that these patents will be granted or such granting thereof will adequately prevent others from seeking to replicate and use the apamistamab antibody or the construct. Our patent portfolio includes pending applications related to radioimmunoconjugate composition, formulation administration, and methods of use in treating solid or liquid cancers. This subject matter includes composition, administration, and methods of treatment for our product candidates Actimab-A and Iomab-B. Any competing product based on the antibody used in Iomab-B is likely to require several years of development before achieving our product candidate’s current status and may be subject to significant regulatory hurdles. Further, if approved, Iomab-B would be entitled to 12 years of market exclusivity in the U.S. and 10 years in Europe, during which time no generic biologic or biosimilar product referencing Iomab-B can be granted marketing approval.

Our Actimab-A program clinical trials are testing the same drug construct.

Our Actimab-A program is comprised of several clinical trials conducted under the CRADA with NCI, Actinium sponsored trials, investigator-initiated trials in AML and other myeloid indications and solid tumors that will study the same drug construct consisting of lintuzumab-Ac-225. Negative results from any of these trials could adversely impact our ability to enroll or complete our other trials studying lintzumab-Ac-225, including future studies conducted under our CRADA with the NCI. Additionally, negative outcomes including safety concerns, may result in the FDA requiring amendment to certain clinical trials, placing a clinical hold on certain or all clinical trials or discontinuing other trials utilizing lintuzumab-Ac-225.

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

Actinium-225 is a key component of our Actimab-A product candidate, technology platform, preclinical R&D programs and other drug candidates that we might consider for development with the Ac-225 payload. We have secured multiple suppliers that are expected to provide cGMP Ac-225 for our planned clinical trials. There are adequate quantities of Ac-225 available today to meet our current needs via our present supplier, the Department of Energy (“DOE”), who has been our primary supplier of Ac-225 historically. The Ac-225 currently supplied for our clinical trials from the DOE is derived from the natural decay of thorium-229 from so-called ‘thorium-cows’ and is able to produce sufficient quantities that are several multiples of the amount of Ac-225 we require to supply our clinical programs through to the early commercialization phase. The DOE is also producing Ac-225 from a recently developed alternative route for Ac-225 production via a linear accelerator that is currently being evaluated by us. Initial preclinical and modelling results have indicated that the linear accelerator sourced Ac-225 does not impact labelling efficiency and expected distribution. In accordance with representations made by the DOE, the capacity of Ac-225 from this route is expected to be sufficient to supply all of Actinium’s pipeline and commercial Ac-225 needs and support new program expansion by not just Actinium but also other companies that are developing Ac-225 based products. Additional routes of Ac-225 production are being pursued by the DOE including the generation of new thorium cows and production via a cyclotron. The cyclotron production method for Ac-225 production leverages Actinium’s proprietary technology and know-how and presents an additional path towards production of high-quality Ac-225 at a scale that would be able to satisfy commercial needs. In addition, we are aware of at least ten other government and non-government entities globally including the U.S., Canada, Russia, Belgium, France and Japan that have, or expect to have, ability to supply Ac-225 or equipment for its production within the timeframes relevant to the potential first commercial approval of our Ac-225-based drug candidate.

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

There can be no assurance that the data generated in our clinical trials will be acceptable to the FDA or that if future modifications during the trial are necessary, that any such modifications will be acceptable to the FDA. Certain modifications to a clinical trial protocol made during the course of the clinical trial have to be submitted to the FDA. This could result in the delay or halt of a clinical trial while the modification is evaluated. In addition, depending on the quantity and nature of the changes made, the FDA could take the position that some or all of the data generated by the clinical trial is not usable because the same protocol was not used throughout the trial. This might require the enrollment of additional subjects, which could result in the extension of the clinical trial and the FDA delaying approval of a product candidate. If the FDA believes that its prior approval is required for a particular modification, it can delay or halt a clinical trial while it evaluates additional information regarding the change.

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

We have obtained orphan drug designation from the FDA for two of our current product candidates and intend to pursue such designation for other candidates and indications in the future, but we may be unable to obtain such designations or to maintain the benefits associated with any orphan drug designations we have received or may receive in the future.

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

Healthcare legislative reform measures intended to increase pressure to reduce prices of pharmaceutical products paid for by Medicare or, otherwise, affect the federal regulation of the U.S. healthcare system could have a material adverse effect on our business, future revenue, if any, and results of operations.

In the United States, there have been a number of legislative and regulatory initiatives focused on containing the cost of healthcare. The Affordable Care Act, for example, substantially changed the way healthcare is financed by both governmental and private insurers. The Affordable Care Act contains a number of provisions that could impact our business and operations, primarily, once we obtain FDA approval to commercialize one of our product candidates in the United States, if ever. The Affordable Care Act may also affect our operations in ways we cannot currently predict. Affordable Care Act provisions that may affect our business include, among others, those governing enrollment in federal healthcare programs, reimbursement changes, rules regarding prescription drug benefits under health insurance exchanges, expansion of the 340B program, expansion of state Medicaid programs, fees and increased discount and rebate obligations, transparency and reporting requirements, and fraud and abuse enforcement. Such changes may impact existing government healthcare programs, industry competition, formulary composition, and may result in the development of new programs, including Medicare payment for performance initiatives, health technology assessments, and improvements to the physician quality reporting system and feedback program.

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

On April 15, 2025, the Trump Administration released an executive order entitled, “Lower Drug Prices by Once Again Putting Americans First,” which among other things, included multiple directives to various agencies aimed at lowering prescription drug prices. These directives included reports and proposals for new regulations related to reforming the IRA’s Medicare Drug Price Negotiation Program, reducing the prices of high-cost drugs, and enhancing price transparency. Additional legislative and regulatory changes could be made to governmental health programs that could significantly impact pharmaceutical companies and the success of our product candidates. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In the U.S. and some jurisdictions outside the U.S., there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could impact our business. Generally, there has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing, including specialty drug pricing practices, in light of the rising cost of prescription drugs and biologics. Specifically, there have been U.S. Congressional inquiries and federal and state legislative activity designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, reduce the price of drugs under Medicare, and reform government program reimbursement methodologies for drugs and biologics. In addition, the concept of most-favored nation pricing has been raised that would seek to establish drug prices in the U.S. to the lowest level paid by comparable countries. Such policy action could cause us to amend, suspend or terminate the development of any or all of our product candidates if a viable commercial market did not exist, which could have a material adverse impact on our business and ability to operate.

If future legislation were to impose direct governmental price controls and access restrictions, it could have a significant adverse impact on our business and financial results. Managed care organizations, as well as Medicaid and other government authorities, continue to seek price discounts. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biologic product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, to encourage importation from other countries and bulk purchasing. Due to the volatility in the current economic and market dynamics, we are unable to predict the impact of any unforeseen or unknown legislative, regulatory, payor or policy actions, which may include cost containment and healthcare reform measures. Such policy actions could have a material adverse impact on our business and ability to operate.

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

Actimab-A, Iomab-ACT, ATNM-400, Iomab-B and future product candidates that we may develop may never gain market acceptance among physicians, patients and the medical community. The degree of market acceptance of any of our products will depend on a number of factors, including the actual and perceived effectiveness and reliability of the product; the results of any long-term clinical trials relating to use of the product; the availability, relative cost and perceived advantages and disadvantages of alternative technologies; the degree to which treatments using the product are approved for reimbursement by public and private insurers; the strength of our marketing and distribution infrastructure; and the level of education and awareness among physicians and hospitals concerning the product.

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

Failure of Actimab-A, Iomab-ACT, ATNM-400, Iomab-B or any of our other product candidates to significantly penetrate current or new markets would negatively impact our business financial condition and results of operations.

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

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such a company. Litigation initiated against us, such as the Securities Claims further described under “Legal Proceedings”, whether or not successful, could result in substantial costs and diversion of our management’s attention and our resources, which could harm our business and financial condition.

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

ACTINIUM PHARMACEUTICALS, INC.

Date: May 9, 2025	By:	/s/ Sandesh Seth
Sandesh Seth
Chairman and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Steve O’Loughlin
Steve O’Loughlin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)