Form 10-Q
period 2025-06-30
Actinium Pharmaceuticals, Inc.
filed 2025-08-08
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 8, 2025: 31,195,891

Actinium Pharmaceuticals, Inc.

Table of Contents

i

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by Actinium Pharmaceuticals, Inc., or the Company, and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2025 and December 31, 2024, and the results of operations and cash flows for the three months and six months ended June 30, 2025 and 2024, respectively, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2024 in the Company’s Annual Report on Form 10-K. The results of operations for the three months and six months ended June 30, 2025 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$59,928	$72,904
Prepaid expenses and other current assets	1,101	1,602
Total Current Assets	61,029	74,506

Property and equipment, net of accumulated depreciation of $985 and $891	271	364
Restricted cash – long term	329	324
Operating leases right-of-use assets	1,373	1,685
Finance leases right-of-use assets	15	20
Total Assets	$63,017	$76,899

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$7,714	$7,568
Operating leases current liability	589	569
Finance leases current liability	11	11
Total Current Liabilities	8,314	8,148

Long-term license revenue deferred	35,000	35,000
Long-term operating lease obligations	685	984
Long-term finance lease obligations	5	9
Total Liabilities	44,004	44,141

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 31,195,891 and 31,195,891 shares issued and outstanding, respectively	31	31
Additional paid-in capital	417,624	408,553
Accumulated deficit	(398,642)	(375,826)
Total Stockholders’ Equity	19,013	32,758

Total Liabilities and Stockholders’ Equity	$63,017	$76,899

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Revenue	$-	$-	$-	$-
Other revenue	-	-	-	-
Total revenue	-	-	-	-

Operating expenses:
Research and development, net of reimbursements	4,879	8,825	12,579	15,460
General and administrative	2,624	3,593	11,562	6,555
Total operating expenses	7,503	12,418	24,141	22,015

Loss from operations	(7,503)	(12,418)	(24,141)	(22,015)

Other income:
Interest income - net	625	1,065	1,325	1,992
Total other income	625	1,065	1,325	1,992

Net loss	$(6,878)	$(11,353)	$(22,816)	$(20,023)

Net loss per common share – basic and diluted	$(0.22)	$(0.38)	$(0.73)	$(0.69)
Weighted average common shares outstanding – basic and diluted	31,195,891	30,103,063	31,195,891	28,994,775

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Period from January 1, 2025 to June 30, 2025

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2025	31,195,891	$31	$408,553	$(375,826)	$32,758

Stock-based compensation	-	-	8,874	-	8,874
Net loss	-	-	-	(15,938)	(15,938)
Balance, March 31, 2025	31,195,891	$31	$417,427	$(391,764)	$25,694

Stock-based compensation	-	-	197	-	197
Net loss	-	-	-	(6,878)	(6,878)
Balance, June 30, 2025	31,195,891	$31	$417,624	$(398,642)	$19,013

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

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Six Months Ended June 30,
	2025	2024
Cash flows used in operating activities:
Net loss	$(22,816)	$(20,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,071	2,752
Depreciation and amortization expenses	409	405
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	501	555
Accounts payable and accrued expenses	147	1,224
Operating lease liabilities	(278)	(259)
Net cash used in operating activities	(12,966)	(15,346)

Cash flows used in investing activities:
Purchase of property and equipment	-	(11)
Net cash used in investing activities	-	(11)

Cash flows used in/provided by financing activities:
Payments on finance leases	(5)	(5)
Sales of shares of common stock, net of costs	-	24,652
Proceeds from the exercise of stock options	-	75
Net cash used in/provided by financing activities	(5)	24,722

Net change in cash, cash equivalents, and restricted cash	(12,971)	9,365
Cash, cash equivalents, and restricted cash at beginning of period	73,228	76,990
Cash, cash equivalents, and restricted cash at end of period	$60,257	$86,355

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Nature of Business - Actinium Pharmaceuticals, Inc. (“Actinium”, the “Company”, or “we”) is a pioneer in the development of targeted radiotherapies intended to meaningfully improve outcomes for patients with advanced cancers. Our goal is to create a specialty radiopharmaceutical company with capabilities across radioisotope production, final drug product manufacturing, preclinical research and development (“R&D”) and clinical development. We are deploying our technologies, capabilities and intellectual property with approximately 240 issued and pending patents worldwide, to develop next-generation radiotherapies. We are focused on developing highly differentiated and innovative first-in-class product candidates. Our current pipeline of clinical and preclinical stage targeted radiotherapy product candidates are directed against validated cancer targets for indications in hematology, solid tumors and conditioning for cell and gene therapies, which we believe have high unmet needs that are not addressed by currently available treatment options.

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

The following is a summary of cash, cash equivalents and restricted cash at June 30, 2025 and December 31, 2024:

(in thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$59,928	$72,904
Restricted cash – long-term	329	324
Cash, cash equivalents and restricted cash	$60,257	$73,228

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

Revenue Recognition - The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) Topic 606, Revenue From Contracts With Customers (“ASC 606”). Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration that the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price, including variable consideration, if any; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue as the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the entity will collect the consideration to which it is entitled in exchange for the goods or services it transfers to the customer. There was no revenue for the three and six months ended June 30, 2025 and June 30, 2024, respectively.

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

Collaborative Arrangements - The Company follows the accounting guidance for collaboration agreements with third parties, which requires that certain transactions between the Company and collaborators be recorded in its consolidated statements of operations on either a gross basis or net basis, depending on the characteristics of the collaborative relationship, and requires enhanced disclosure of collaborative relationships. The Company evaluates its collaboration agreements for proper classification in its consolidated statements of operations based on the nature of the underlying activity. When the Company has concluded that it has a customer relationship with one of its collaborators, the Company follows the guidance of ASC 606. There was no revenue for the six months ended June 30, 2025 and June 30, 2024, respectively.

Grant Revenue – The Company has a grant from a government-sponsored entity for research and development related activities that provides for payments for reimbursed costs, which included overhead and general and administrative costs as well as an administrative fee. The Company recognizes revenue from grants as it performed services under this arrangement. Associated expenses are recognized when incurred as research and development expense. Revenue and related expenses are presented gross in the consolidated statements of operations. There was no grant revenue for the six months ended June 30, 2025 and June 30, 2024, respectively.

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

Upfront payments and fees may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements or when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or when the uncertainty associated with any variable consideration is subsequently resolved. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. There was no revenue for the six months ended June 30, 2025 and June 30, 2024, respectively.

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

Net Loss Per Common Share - Basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the reporting period. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive. For the three and six months ended June 30, 2025 and 2024, the Company’s potentially dilutive shares, which include outstanding common stock options, restricted stock units and warrants, have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

(in thousands)	June 30, 2025	June 30, 2024
Stock Options	240	5,420
Restricted Stock Units	300	305
Warrants	7	9
Total	547	5,734

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board, (the “FASB”), issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide improvements primarily related to the rate reconciliation and income taxes paid information included in income tax disclosures. The Company is required to disclose additional information regarding reconciling items equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory tax rate. Similarly, the Company is required to disclose income taxes paid (net of refunds received) equal to or greater than five percent of total income taxes paid (net of refunds received). The amendments in ASU 2023-09 are effective January 1, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted this standard effective January 1, 2025 and will report on it in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The Company will update all required disclosures pursuant to ASU 2023-09 at that time.

Recently Issued Accounting Pronouncements

In May 2025, FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer, which revises the Master Glossary definition of the term “performance condition” for share-based consideration payable to a customer to include conditions, such as vesting conditions, that are based on the volume or monetary amount of a customer’s purchases or potential purchases of goods or services from the grantor, including over a specified period of time. The revised definition also incorporates performance targets based on purchases made by other parties that purchase the grantor’s goods or services from the grantor’s customers. The revised definition of the term performance condition cannot be applied by analogy to awards granted to employees and non-employees in exchange for goods or services to be used or consumed in the grantor’s own operations. ASU 2025-04 eliminates the policy election permitting a grantor to account for forfeitures as they occur for share-based awards granted to a customer. Separate policy elections for forfeitures remain available for share-based payment awards with service conditions granted to employees and non-employees in exchange for goods or services to be used or consumed in the grantor’s own operations. ASU 2025-04 further clarifies that a grantor should not apply the guidance in Topic 606 on constraining estimates of variable consideration to share-based consideration payable to a customer. ASU 2025-04 permits a grantor to apply the new guidance on either a modified retrospective or a retrospective basis. The amendments in ASU 2024-04 are effective January 1, 2027, for annual for annual reporting periods, including interim periods within annual reporting periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact of ASU 2024-03 on its financial statements.

In November 2024, FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), to improve the disaggregation of expenses within the consolidated statement of operations. The amendments in ASU 2024-03 require disclosures in the notes to the consolidated financial statements and specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity disclose (a) employee compensation, (b) depreciation, and (c) intangible asset amortization included in each relevant expense caption; include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements; and disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The amendments in ASU 2024-03 are effective January 1, 2027 and effective for interim periods beginning January 1, 2028. The Company is evaluating the impact of ASU 2024-03 on its financial statements.

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

On March 27, 2025, a putative class action complaint (the “Securities Complaint”) was filed by alleged stockholder Nitin Kohil against the Company and executives Sandesh Seth, Avinash Desai, Madhuri Vusirikala, and Sergio Giralt (the “Defendants”), styled Kohil v. Actinium Pharmaceuticals, Inc., et al., Case No. 1:25-cv-02553 in the United States District Court for the Southern District of New York. The Securities Complaint alleges that the Defendants made material misrepresentations and omissions concerning the Iomab-B Phase 3 Sierra Trial and the plaintiff asserts claims against all Defendants pursuant to section 10(b) of the Securities Exchange Act (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as additional claims against the individual Defendants pursuant to Section 20(a) of the Exchange Act.  The Complaint purports to assert class action claims on behalf of all persons and entities that purchased or otherwise acquired Actinium securities between October 31, 2022 and August 2, 2024.  Plaintiff seeks unspecified damages.   On June 24, 2025, the court in the securities action appointed lead plaintiffs who intend to file an amended Securities Complaint on or before August 25, 2025. The Defendants have not yet responded to the Securities Complaint.

On May 5, 2025, a derivative shareholder complaint (the “Georges Complaint”) was filed against the Company and certain of the Company’s directors and officers alleging derivative liability for the allegations made in the Securities Complaint.  On May 13, 2025, a second derivative shareholder complaint (the “Robinson Complaint” and, together with the Georges Complaint, the “Derivative Complaints”) was filed against the Company and certain of the Company’s directors also alleging derivative liability for the allegations made in the Securities Complaint. On June 24, 2025, the Court consolidated the Derivative Complaints (the “Derivative Action”). On July 29, 2025, the parties to the Derivative Action filed a stipulation with the Court to stay the Derivative Action pending resolution of any motion to dismiss the Securities Complaint. The Court has not yet entered that stipulation.

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

At June 30, 2025, the Company has two leases which have been capitalized in accordance with ASC 842, one for corporate office space and one for office equipment. The Company entered into a lease for corporate office space effective June 1, 2022. The lease has a term of 5 years 2 months, with an expiration date of July 30, 2027 and current annual rent of $0.6 million. The Company is also responsible for certain other costs, such as insurance, utilities and maintenance.

The components of lease expense are as follows:

	Three months ended		Six months ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating lease expense	$173	$173	$346	$346

Finance lease cost
Amortization of right-to-use assets	$2	$3	$5	$5
Interest on lease liabilities	$-	$-	$1	$1
Total finance lease cost	$2	$3	$6	$6

Supplemental cash flow information related to leases are as follows:

Cash flow information:

	Six months ended
(in thousands)	June 30, 2025	June 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow use from operating leases	$313	$306
Operating cash flow use from finance leases	$5	$5
Financing cash flow use from finance leases	$5	$5

Non-cash activity:

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-
Finance Leases	$-	$-

Weighted average remaining lease terms are as follows at June 30, 2025:

Weighted average remaining lease term:
Operating leases	2.1 years
Finance Leases	1.5 years

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

Weighted average discount rates:
Operating leases	4.8%
Finance Leases	6.2%

Maturities of lease liabilities are as follows:

(in thousands) Year ending December 31,	Operating Leases	Finance Leases
2025 (excluding six months ended June 30, 2025)	318	6
2026	643	11
2027	380	-
Total lease payments	$1,341	$17
Less imputed interest	(67)	(1)
Present value of lease liabilities	$1,274	$16

Note 4 - Other revenue

The Company has a grant from a government-sponsored entity for research and development related activities that provides payments for reimbursed costs, which included overhead and general and administrative costs, as well as an administrative fee. The Company recognizes revenue from grants as it performed services under this arrangement. Associated expenses are recognized when incurred as research and development expense. There was no grant revenue recognized for the six months ended June 30, 2025 and 2024, respectively.

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

The Company’s contract liabilities are recorded within Other revenue deferred – current liability or Long-term license revenue deferred in its interim unaudited condensed consolidated balance sheets, depending on the short-term or long-term nature of the payments to be recognized. The Company’s contract liabilities consist of advanced payments from licensees. Long-term license revenue deferred was $35 million at June 30, 2025 and December 31, 2024; this deferred revenue will be recognized upon European Union’s regulatory approval of Iomab-B or provision of definitive feedback that Iomab-B will not receive approval in the European Union.

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

The Company did not sell any shares of common stock during the six months ended June 30, 2025. During the six months ended June 30, 2024, the Company sold 2.9 million shares of common stock, resulting in gross proceeds of $25.2 million and net proceeds of $24.7 million.

Stock Options

The following is a summary of stock option activity for the six months ended June 30, 2025:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2025	5,137	$6.48	7.04	$-
Granted	26	1.43
Exercised	-	-
Cancelled	(4,923)	6.44
Outstanding, June 30, 2025	240	6.66	6.04	-

Exercisable, June 30, 2025	166	7.36	5.14	-

During the six months ended June 30, 2025, the Company granted newly hired employees options to purchase 26 thousand shares of common stock with an exercise price ranging from $1.06 to $1.43 per share, a term of 10 years, and a vesting period of 4 years. The stock options had an aggregated fair value of $29 thousand that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate range from 4.0% to 4.5% (2) expected life of 6 years, (3) expected volatility range from 90.1% to 90.7%, and (4) zero expected dividends. During the six months ended June 30, 2024, the Company granted options to purchase 1,000 shares.

On March 31, 2025, the Board of Directors approved of the cancellation of stock options to purchase an aggregate of 4.9 million shares of common stock held by certain current employees and directors that were initially granted under the Amended and Restated 2013 Stock Plan and the 2019 Amended and Restated Stock Plan. Such cancellations were subject to the consent of the applicable holders of the stock options, which the Company received. The cancellation of these stock options resulted in the recording of $8.8 million in stock option compensation expense for the six months ended June 30, 2025. During the six months ended June 30, 2024, the Company recorded stock option compensation expense of $2.4 million.

The fair values of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at June 30, 2025 was $0.3 million related to unvested stock options, which is expected to be expensed over a weighted average of 2.2 years.

Restricted Stock Units

The following is a summary of restricted stock unit (“RSU”) activity for the six months ended June 30, 2025:

(in thousands, except for per-share amount)	RSUs	Weighted Average Grant date Fair Value Per Share ($)
Outstanding, January 1, 2025	300	5.85
Granted	-	-
Vested	-	-
Cancelled	-	-
Outstanding, June 30, 2025	300	5.85

The RSUs vest at the earliest of a change of control event, the termination of the recipient’s continuous service status for any reason other than by the Company for cause and the third anniversary of the date of the grant. The fair value of the RSUs, $1.8 million, was determined based on the stock price on the dates of the grant and is being recognized over three years. The unrecognized compensation expense at June 30, 2025 of $0.1 million is expected to be expensed over 0.1 years. During the six months ended June 30, 2025 and 2024, the Company recorded compensation expense related to RSUs of $0.3 million and $0.3 million, respectively.

Warrants

Following is a summary of warrant activity for the six months ended June 30, 2025:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2025	7	$17.33	4.46	$-
Granted	-	-
Expired	-	-
Outstanding, June 30, 2025	7	$17.33	4.00	$-

Exercisable, June 30, 2025	7	$17.33	4.00	$-

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

Description of Business

Actinium Pharmaceuticals, Inc. is a pioneer in the development of targeted radiotherapies intended to meaningfully improve outcomes for patients with advanced cancers. Our goal is to create a specialty radiopharmaceutical company with capabilities across radioisotope production, final drug product manufacturing, preclinical research and development (“R&D”) and clinical development. We are deploying our technologies, capabilities and intellectual property with approximately 240 issued and pending patents worldwide, to develop next-generation radiotherapies. We are focused on developing highly differentiated and innovative first-in-class product candidates. Our current pipeline of clinical and preclinical stage targeted radiotherapy product candidates are directed against validated cancer targets for indications in hematology, solid tumors and conditioning for cell and gene therapies, which we believe have high unmet needs that are not addressed by currently available treatment options.

Our Targeted Radiotherapy Candidate Pipeline

We are advancing two clinical stage product candidates and one preclinical stage product candidate that are directed against validated cancer targets. Actimab-A is our most advanced clinical-stage product candidate that we are actively developing and is intended to address the significant unmet medical needs of patients with myeloid malignancies, including acute myeloid leukemia (“AML”) and myelodysplastic syndromes (“MDS”). We are also evaluating Actimab-A’s potential to synergize with PD-1 immune checkpoint inhibitors (“ICIs”) in solid tumor indications through the depletion of immune cells known as myeloid derived suppressor cells (“MDSCs”). We recently announced our ATNM-400 program, a novel preclinical, non-prostate specific-membrane antigen (“non-PSMA”) targeting, first-in-class radiotherapy utilizing the Actinium-225 (“Ac-225”) radioisotope payload intended for patients with prostate cancer directed against a novel radiotherapy target and thereby differentiated from Lu-177-PSMA-617, the active agent used in Pluvicto®, a blockbuster approved prostate cancer radiotherapy and the majority of radiotherapies in development for prostate cancer. Iomab-ACT is a next-generation targeted conditioning agent we are developing with the intent to improve patient access to, and outcomes with, cellular therapies such as CAR-T for various blood cancer indications and gene therapies for non-malignant hematologic disorders such as sickle cell disease (“SCD”).

Strategic Pipeline Prioritization

We currently intend to commit a significant portion of our current and future resources to the development and advancement of our targeted radiotherapy solid tumor pipeline candidates as well as solid tumor focused R&D efforts. In the first quarter of 2025, we announced ATNM-400, our first solid tumor focused program, which we are developing for prostate cancer. In addition, we announced our solid tumor initiative with Actimab-A in combination with PD-1 immune checkpoint inhibitors for head and neck squamous cell carcinoma (“HNSCC”) and non-small cell lung cancer (“NSCLC”). We believe solid tumors represent large addressable markets and there remains high unmet needs in several indications that are not addressed by currently available therapies. We will continue to advance Actimab-A in a focused manner as a therapeutic for hematology indications including supporting our CRADA with the NCI and Iomab-ACT as a targeted conditioning agent for cell and gene therapies while simultaneously seeking strategic development partners or collaborators for these programs. There have been significant changes in senior leadership at the United States Food & Drug Administration (“FDA”) and other government agencies including the Center for Biologics Evaluation and Research (“CBER”). We believe these changes could impact the FDA’s approach toward approving therapies in part based on their perception of value and their cost benefit profile. There have also been funding cuts to healthcare spending and at governmental healthcare agencies such as the National Institutes of Health (“NIH”) and National Cancer Institute (“NCI”). We have a Cooperative Research and Development Agreement (“CRADA”) with the NCI for the development of Actimab-A, and while currently not the case, in the future there could be funding cuts to the NCI may cause delays, and/or pauses or termination of clinical trials under our CRADA. As previously announced, we are actively seeking a strategic partner for Iomab-B in the U.S. As part of our strategic pipeline prioritization, we may seek to partner, divest, spin-out, or out-license Iomab-B, Actimab-A and Iomab-ACT individually or collectively for all non-solid tumor indications. We believe, in aggregate, the clinical data from these hematology and cellular therapy focused programs is supportive of a partnering approach, which if successful, may yield greater value as the Company focuses on its solid tumor development efforts utilizing existing resources.

Recent Developments

-	Presented first ever preclinical data for ATNM-400, a novel, first-in-class non-Prostate Specific Mature Antigen (“PSMA”) Ac-225 targeted radiotherapy at the American Association for Cancer Research (“AACR”) Annual Meeting in April 2025 highlighting that ATNM-400’s target is implicated in prostate cancer biology, disease progression and resistance to therapies. The data also showed that ATNM-400 was more efficacious than Lu-177-PSMA-617, the active agent used in Pluvicto®, an FDA approved targeted radiotherapy, in prostate cancer models, and is highly efficacious in overcoming Lu-177-PSMA-617 resistance;

-	Presented data at AACR in April 2025 highlighting the mutation agnostic antileukemic activity of Actimab-A against the most prevalent and actionable mutations in AML including FLT3, NPM1, KMT2A and TP53;

-	Presented additional ATNM-400 preclinical data at the Society of Nuclear Medicine and Molecular Imaging (“SNMMI”) Annual Meeting in June 2025 showing superior efficacy to enzalutamide (Xtandi®), an androgen receptor inhibitor (“ARPI”) therapy, ATNM-400’s ability to overcome resistance to enzalutamide and synergistic potential in combination with enzalutamide;

-	Enrolled first patient in the Iomab-ACT commercial CAR-T investigator sponsored trial at the University of Texas Southwestern Medical Center;

-	Finalized protocol for Phase 2/3 trial for Iomab-B in agreement with the FDA with approval to initiate the Phase 2 portion of the trial; and

-	Presented additional ATNM-400 preclinical data at the Targeted Radiopharmaceuticals Summit (“TRP”) in July 2025 showing tumor-specific uptake of ATNM-400 via PET images and enhanced, robust tumor control and improved survival compared to Lu-177-PSMA-617, the active agent used in Pluvicto®. Additionally, ATNM-400 showed enhanced and tumor control in enzalutamide resistance prostate cancer models and enhanced efficacy in combination with enzalutamide with follow-up ongoing.

Hematology Therapeutic Program

Actimab-A is being developed as a targeted radiotherapeutic to leverage the Ac-225 isotope payload directed against CD33, a target expressed ubiquitously in patients with AML, MDS and other myeloid malignancies. We are attempting to leverage the mutation-agnostic ability of Ac-225 to establish Actimab-A as a backbone therapy in myeloid malignancies, which are extremely heterogenous and radiosensitive, as a single agent or in combinations with chemotherapy, targeted agents, cellular therapy and immunotherapy. Actimab-A has been studied in over 150 patients as a single agent and in combination with other modalities. This clinical experience is informing our current clinical development strategy for Actimab-A. We plan to initiate a Phase 2/3 trial with Actimab-A in combination with the chemotherapy regimen CLAG-M in patients with r/r AML based on promising results with this combination in a Phase 1b trial. In addition to our internal development efforts, we entered into a Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”) in February 2023 for the development of Actimab-A for AML and other myeloid malignancies. The first Actimab-A trial initiated under the CRADA is being conducted in patients with frontline AML in combination with Venetoclax, an oral Bcl-2 inhibitor and ASTX-727, an oral hypomethylating agent (“HMA”) developed by Taiho Oncology, an Otsuka Holdings company. To date, there has been broad interest from investigators through the NCI CRADA to study Actimab-A in a variety of hematology indications that we believe may support our partnering efforts given the potential to expand the addressable market opportunity for Actimab-A.

Solid Tumor Programs

ATNM-400 is our newest targeted radiotherapy program that we are advancing for prostate cancer. We believe ATNM-400 is uniquely positioned to overcome key limitations of current standards of care in prostate cancer, including Lu-177-PSMA-617 (Pluvicto®) and the ARPI therapy enzalutamide (Xtandi®). Pluvicto® is a PSMA directed targeted radiotherapy that uses the beta-particle emitting radioisotope Lutetium-177 (“Lu-177”) that is approved for patients with metastatic prostate cancer. Pluvicto® is marketed and sold by Novartis and generated sales of approximately $1.39 billion in 2024. ATNM-400 is differentiated from Lu-177-PSMA-617 such as Pluvicto® as it targets a different marker than PSMA, which has been shown to be overexpressed in patients with prostate cancer and its expression is sustained post- Lu-177-PSMA-617 treatment. In addition, ATNM-400 uses the alpha-particle emitter Ac-225, which is more potent than Lu-177 but has a shorter path length, which could result in fewer off-target effects such as xerostomia or dry mouth as PSMA is expressed in the salivary glands. ATNM-400’s target is also implicated in resistance to androgen receptor (“AR”) inhibition. Our preclinical data has shown that ATNM-400 is effective in preclinical prostate cancer models resistant to the ARPI enzalutamide and has additive efficacy when used in combination with enzalutamide, suggesting flexibility in sequencing or combination regimens. Enzalutamide (Xtandi®) is approved for three stages of prostate cancer and is marketed and sold by Astellas and Pfizer with sales of $5.9 billion in 2024. Given the biology of the antigen targeted by ATNM-400, the precise and potent cell-killing of Ac-225 and our preclinical data to date, we believe ATNM-400 has transformative potential to address unmet needs in prostate cancer for Lu-177-PSMA-617 and enzalutamide ineligible patients, after patients become resistant to Lu-177-PSMA-617 or enzalutamide, in combination and even as an alternative treatment option.

In addition to ATNM-400, we have active R&D efforts leveraging our in-house preclinical development and translational research capabilities that are primarily focused on supporting our ATNM-400 preclinical program, the Actimab-A and Iomab-ACT clinical programs and advancing several preclinical programs for solid tumor indications.

We have also initiated our Actimab-A solid tumor program that will combine Actimab-A with PD-1 checkpoint inhibitors. We initiated this program to evaluate if Actimab-A can deplete CD33 expressing MDSCs and hence improve patient outcomes in combination with PD-1 ICIs such as KEYTRUDA® and OPDIVO®. The Actimab-A solid tumor program is comprised of several controlled, head-to-head clinical trials that will evaluate the combination of Actimab-A with KEYTRUDA® versus KEYTRUDA® alone, and Actimab-A with OPDIVO® versus OPDIVO® alone. The initial tumors that are being targeted are Head and Neck Squamous Cell Carcinoma (“HNSCC”) and Non-Small Cell Lung Cancer (“NSCLC”) with a separate trial for each indication.

Targeted Conditioning Programs

Iomab-ACT is our next-generation targeted conditioning agent directed against CD45, a target expressed widely across the hematopoietic system including normal nucleated immune cells such as lymphocytes that are relevant to this program and uses the Iodine-131(“I-131”) radioisotope payload. We are developing Iomab-ACT as conditioning for cell and gene therapies in both malignant and non-malignant hematologic indications. Iomab-ACT utilizes non-myeloablative doses of I-131, to not fully deplete the patient’s bone marrow and immune system with the goal of improving patient access and outcomes for potentially curative cell and gene therapies by replacing the need for the non-targeted, chemotherapy-based conditioning regimens that are currently used. Iomab-ACT is currently being studied in three clinical trials. These trials include Iomab-ACT with a commercial CAR-T therapy, Iomab-ACT prior to allogeneic bone marrow transplant for patients with SCD, which could potentially inform a trial design with gene therapy for SCD, and Iomab-ACT with a novel investigational CD19 CAR-T therapy. In May 2025, we announced that the first patient was enrolled in the Iomab-ACT commercial CAR-T trial at the University of Texas Southwest Medical Center (“UTSW”).

We previously advanced our targeted conditioning program Iomab-B through the Phase 3 Study of Iomab-B in Elderly Relapsed and Refractory AML (“SIERRA”) trial, a 153 patient, randomized multi-center trial conducted in the United States and Canada. Iomab-B is comprised of the anti-CD45 monoclonal antibody apamistamab with myeloablative doses of I-131 intended to enable patient access to bone marrow transplant (“BMT”), the only potentially curative treatment option for patients with r/r AML. At this time, we are seeking a strategic partner for Iomab-B to conduct an additional clinical trial based on feedback from the FDA. We have finalized the protocol for this additional Phase 2/3 trial in agreement with the FDA and have authorization to initiate the Phase 2 portion of this trial. As previously disclosed and noted above, Actinium also has a License Agreement with Immedica, granting Immedica the exclusive product rights for commercialization of Iomab-B in certain countries in the EUMENA region.

Our Targeted Radiotherapy Candidates

Actimab-A: Mutation Agnostic Mechanism of Action with Backbone Therapy Potential in Myeloid Malignancies including AML and high-risk MDS

Actimab-A (Ac-225-lintuzumab satetraxetan) is our most advanced radiotherapeutic product candidate in development for patients with myeloid malignancies. To our knowledge, Actimab-A is the only CD33 targeting radiotherapy in clinical development. We are focused on developing Actimab-A as both a monotherapy and in combination with other treatment regimens to leverage both the potential mechanistic synergies of radiation and its mutation agnostic cell-killing ability. In addition to our internal development efforts, we entered into a CRADA with the NCI in February 2023 for the development of Actimab-A for AML and other myeloid malignancies.

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

Actimab-A NCI CRADA Trials

In 2023, we entered into a CRADA with NCI to develop Actimab-A for the treatment of patients with AML and other hematologic malignancies. The NCI will serve as the regulatory sponsor for any clinical trials mutually approved by both parties to study Actimab-A. The CRADA will provide support for and may accelerate the development of Actimab-A alone or in combination with chemotherapy, immunotherapy, targeted agents and other novel combinations. The CRADA studies will be overseen by the NCI in collaboration with Actinium’s clinical development team, where we have the right to review and approve all protocols and have full rights to all data. The NCI CRADA provides for us to supply Actimab-A and for NCI to cover all clinical trial execution and development expenses, which we believe will be a cost-efficient approach as opposed to a Company sponsored trial and may therefore spare our balance sheet. The NCI Cancer Therapy Evaluation Program (“CTEP”), which sponsors approximately two thirds of all combination cancer studies, will accept Letters of Intent (“LOIs”) or concepts for Phase 1, 2 or 3 studies of Actimab-A in AML and other hematological malignancies.

In October 2024, the NCI announced that its myeloMATCH program was officially open to patient enrollment across the U.S. and Canada. MyeloMATCH is a portfolio of clinical trials to test precision medicine treatments for adults with AML or MDS being designed and led by four leading cancer research organizations including the Alliance for Clinical Trials in Oncology, Canadian Cancer Trials Group, ECOG-ACRIN Cancer Research Group, and SWOG Cancer Research Network in collaboration with the NCI National Clinical Trials Network (“NCTN”). Collectively, the myeloMATCH program expects to open trials at hundreds of cancer care sites across the U.S. and Canada with the goal of enrolling 5,000 or more patients over the next several years. Under our CRADA with the NCI, Actimab-A is part of the myeloMATCH program and may be included in future clinical trials.

Actimab-A, Venetoclax & ASTX-727 – Frontline AML Triplet Phase 1b Combination Trial

In March 2025, we announced the initiation of the first clinical trial to be conducted under our CRADA by NCI. The trial will evaluate the triplet combination comprised of Actimab-A, Venetoclax and ASTX-727, a novel oral HMA developed by Taiho Oncology, an Otsuka Holdings company, in frontline AML patients. Venetoclax in combination with HMAs (Ven-HMA) is approved for patients with newly diagnosed AML. We believe this trial is supported by our Actimab-A + Venetoclax combination trial that showed that the combination was well-tolerated and showed supportive anti-leukemic activity. The frontline AML triplet trial is expected to enroll up to 48 patients who are newly diagnosed with AML that are age 75 and above and not eligible for intensive chemotherapy. The trial will evaluate various dose levels of Actimab-A along with dosing regimens.

Additional clinical trial concepts for Actimab-A have been submitted through our CRADA. We believe this supports the differentiated profile of Actimab-A for hematologic and solid tumor indications and presents an opportunity to expand Actimab-A’s addressable market for a potential partner or collaborator.

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

ATNM-400 Program: Novel, First-in-Class, Non-PSMA Targeting Ac-225 Radiotherapy for Prostate Cancer

ATNM-400 is a novel antibody radioconjugate designed to deliver the potent alpha-emitter Ac-225 to prostate cancer cells by targeting a non-PSMA, disease-driving protein overexpressed in advanced and treatment-resistant disease. Unlike PSMA-targeted agents that primarily serve as imaging and targeting tools, the ATNM-400 target is directly implicated in tumor progression, survival signaling, and resistance to AR inhibition. This target is markedly overexpressed in advanced, treatment-refractory prostate cancer and is associated with faster progression to castration resistance and poorer overall survival in metastatic castrate resistant prostate cancer (“mCRPC”).

We believe that ATNM-400 is uniquely positioned to overcome key limitations of current standards of care in prostate cancer, including Lu-177-PSMA-617 (Pluvicto®) and the ARPI enzalutamide (Xtandi®). By selectively targeting ARPI-resistant tumor populations and delivering potent Ac-225 alpha radiation, we believe that ATNM-400 has the potential to achieve deep, durable responses in patients with limited treatment options. With a differentiated mechanism of action, we believe that ATNM-400 represents a potential first-in-class targeted radiotherapy designed to extend survival and address the significant unmet need in mCRPC.

Preclinical Highlights

In vitro and in vivo studies have established ATNM-400’s robust therapeutic activity and unique resistance-overcoming potential:

Mechanism of Action: ATNM-400 selectively binds and internalizes in human prostate cancer cells expressing the target protein, inducing potent cytotoxicity via alpha radiation from the Ac-225 isotope, which causes irreversible double-stranded DNA breaks and targeted tumor cell death.

Sustained and specific tumor uptake: The ATNM-400 antibody showed sustained tumor uptake up to 216 hours with rapid clearance from normal tissues in prostate cancer in vivo models. PET imaging confirmed tumor-specific uptake, which was blocked with unlabeled cold antibody.

Superior to PSMA-targeted Therapies: In direct head-to-head studies, ATNM-400 demonstrated greater in vitro cytotoxicity and in vivo tumor growth inhibition compared to both Lu-177-PSMA-617 and 225Ac-PSMA-617 in prostate cancer preclinical models. Unlike PSMA, which loses target expression upon treatment with Lu-177-PSMA-617 (the active agent in Pluvicto®), the target for ATNM-400 is sustained post-Lu-177-PSMA-617 treatment.

Robust Tumor Control, Improved Survival and Superior Efficacy After Lu-177-PSMA-617 Resistance: ATNM-400 outperformed Lu-177-PSMA-617, the active agent in Pluvicto®, significantly improved survival and had robust anti-tumor activity in preclinical prostate cancer models. It remained effective in both in vitro and in vivo models with acquired Lu-177-PSMA-617 resistance, highlighting its potential in resistant disease settings.

Superior Tumor Control Activity Post-Enzalutamide: ATNM-400 remained effective in preclinical prostate cancer models resistant to the ARPI enzalutamide, highlighting its utility post-AR pathway treatment failure.

Enhanced Efficacy Supports Combination Therapy Potential: ATNM-400 demonstrated additive efficacy when used in combination with AR-targeting agents such as enzalutamide in both in vitro and in vivo preclinical studies in prostate cancer models, suggesting flexibility in sequencing or combination regimens. Also 40% of prostate cancer tumor-bearing animals had complete cures.

We are continuing to study and advance ATNM-400 and expect to have further updates on this program in the second half of 2025. We intend to demonstrate ATNM-400’s potential to treat prostate cancer that has become resistant to commonly used therapies such as Lu-177-PSMA-617 (the active agent in Pluvicto®) and enzalutamide to improve outcomes with mCRPC.

ATNM-400 Market Opportunity in Prostate Cancer

Approximately 313,780 men in the United States are expected to be diagnosed with prostate cancer in 2025, accounting for approximately 30% of all cancer diagnoses in men according to the American Cancer Society. Prostate cancer is by far the most diagnosed cancer in men in the United States and is the same in 118 of 185 countries. Of those diagnosed with prostate cancer, approximately 5-7% exhibited metastatic disease at initial diagnosis, and among those exhibiting localized prostate cancer, approximately 20-30% will progress to metastatic disease. A majority of metastatic prostate cancer patients receive hormone therapy such as ARPI therapy, as prostate cancer cells rely on androgen hormones for growth. In the U.S., approximately 40,000–60,000 mCRPC patients annually progress after ARPI therapy, which as a class generated sales of greater than $10 billion in 2024 including Xtandi® (>$5.9 billion) Erleada® (>$2.9 billion), and Nubeqa® (>$1.7 billion), highlighting a significant unmet need. Unlike localized diseased, there are currently no known cures for metastatic prostate cancer – there are only treatments to slow the progression of disease.

With the approval of the targeted radiotherapy Pluvicto® (lutetium Lu 177 vipivotide tetraxetan; active agent: Lu-177-PSMA-617) for post-taxane mCRPC in March 2022, targeted-radiotherapy has become a prominent component of the metastatic prostate cancer treatment paradigm. Pluvicto®, marketed globally by Novartis, generated approximately $1.39 billion in sales in 2024 and approximately $825M in the first half of 2025. In March 2025, the total addressable market for Pluvicto® essentially doubled to approximately 44,000 patients with its approval in mCRPC after treatment with ARPI therapy and prior to taxane. Subsequently, in June 2025, Novartis announced that Pluvicto® reached the primary endpoint in the Phase 3 PSMAddition study in metastatic hormone sensitive prostate cancer (“mHSPC”) and expects to file an FDA submission in the second half of 2025. An approval would add approximately 42,500 additional patients to the addressable market for Pluvicto®.

With the only approved targeted radiotherapy moving up in the prostate cancer treatment paradigm and very few differentiated products in clinical development, a significant opportunity exists in the post-Pluvicto® setting. Currently, over 20 PSMA-targeted radiotherapies are in various stages of development, of which few offer a substantial efficacy advantage compared to Pluvicto®. Re-treatment with PSMA-targeting agents has not yet been supported substantially in clinical trials and could be less effective than targeting a different antigen due to potential reduction of PSMA surface expression as well as increased tumor heterogeneity following initial PSMA-targeted therapy.

ATNM-400 targets a non-PSMA tumor antigen that is implicated in disease progression, shorter time to hormone therapy resistance such as ARPI therapy and poorer survival outcomes. We have demonstrated that ATNM-400’s differentiated target is expressed and druggable following ARPI therapy and PSMA radiotherapy. We believe ATNM-400 can therefore target a significant subset of the mCRPC patient population with aggressive disease who progressed on second generation ARPIs or have had no response to or progressed on Lu-177 labelled PSMA-targeted therapy. ATNM-400 utilizes the alpha-particle emitter Ac-225, which is more potent than Lu-177, and due to Ac-225’s short path length, could result in fewer off-target effects. As ATNM-400 does not target PSMA, xerostomia or dry mouth, which can be a significant quality of life issue for patients with metastatic prostate cancer receiving PSMA-targeted radiotherapies as PSMA is expressed on salivary glands, would not be expected. Additionally, the antigen targeted by ATNM-400 is implicated in a pathway leading to ARPI-resistance in mCRPC patients; therefore, along with the tumor suppressing ability of Ac-225, ATNM-400 displays a compelling mechanism for synergy with ARPIs. As a result, we believe ATNM-400 has the potential to address critical gaps in prostate cancer treatment as a monotherapy or in combination or sequenced with other therapeutic modalities.

Actimab-A Solid Tumor Program: Potential Pan Solid Tumor Therapy in Combination with PD-1 Checkpoint Inhibitors Including KEYTRUDA® and OPDIVO® by Depleting Myeloid Derived Suppressor Cells

Given the significant number of patients treated with PD-1 ICIs, there is extensive data in the medical literature on outcomes in these patients. PD-1 ICIs have significantly improved patient outcomes across several solid tumor indications, however, not all patients have robust or durable responses. Multiple therapeutic modalities have been studied in combination with PD-1 ICIs in attempt to improve patient outcomes, but few combinations have produced a sufficient clinical benefit or have been approved. To our knowledge, our Actimab-A solid tumor program is the only CD33 targeted radiotherapy being evaluated in combination with PD-1 ICIs. The rationale for studying Actimab-A in combination with either KEYTRUDA® or OPDIVO® is based on the premise that depleting MDSCs with Actimab-A may improve the efficacy of these drugs.

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

Potential Mechanistic Synergy of Actimab-A with PD-1 ICI’s

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

Low MDSC’s Associated with Statistically Significant Improvement in PFS and OS

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

The patient population for these trials will be adults with PD-L1 expression and locally advanced metastatic HNSCC or NSCLC randomized to either Actimab-A alone or Actimab-A with a specific checkpoint inhibitor. The objective of each trial would be to evaluate the safety and tolerability as well as following endpoints including ORR, PFS and OS. Further, the following biomarker data would be collected including the pattern of depletion of CD33+ MDSCs and T-cell activity in peripheral blood. We are advancing these trials and expect initial proof of concept data in the first half of 2026.

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

We are studying Iomab-ACT in collaboration with Memorial Sloan Kettering Cancer Center (“MSKCC”), for conditioning prior to CAR-T therapy for patients with relapsed or refractory B-cell acute lymphoblastic leukemia (“B-ALL”) or diffuse large B-cell lymphoma (“DLBCL”). This study, funded by a NIH grant, is the first study of its kind to use CD45 targeted radiotherapy conditioning with CAR-T therapy. At the 2024 Tandem Meetings | Transplantation & Cellular Therapy Meetings of ASTCT and CIBMTR, we presented results from the ongoing Phase 1 trial. No patients (0/4) developed Immune Effector Cell-Associated Neurotoxicity Syndrome (“ICANS”) of any grade, a major safety measure of the study, as ICANS is observed in 25% or more of patients with r/r B-ALL and DLBCL treated with various CAR T-cell products and negligible incidence of cytokine release syndrome (“CRS”). Additionally, Iomab-ACT demonstrated transient depletion of peripheral blood lymphocytes and monocytes. Persistence of CAR T-cells up to 8 weeks and minimal non-hematologic toxicities have been observed to date. These results prompted us to explore additional clinical trials with Iomab-ACT.

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

Iomab-ACT is also being studied in an investigator-led clinical trial as targeted conditioning prior to a BMT for patients with SCD in collaboration with Columbia University. SCD is a rare, debilitating and life-threatening blood disorder with significant unmet need that affects approximately 100,000 people in the U.S. Patients with sickle cell disease have a mutation that causes red blood cells to develop a crescent or “sickle” shape, which restrict the flow in blood vessels and limit oxygen delivery to the body’s tissues, leading to severe pain and organ damage called vaso-occlusive events (“VOEs”) or vaso-occlusive crises (“VOCs”). The recurrence of these events or crises can lead to life-threatening disabilities and/or early death. A BMT is a potentially curative treatment option for patients with sickle cell disease, particularly in patients who have had complications such as strokes, acute chest crises or recurring pain crises due to their disease. Patient recruitment for the Phase 1 trial has commenced and this trial can enroll up to 24 patients with interim data updates expected. If safety is demonstrated, the trial is expected to inform a clinical trial to evaluate Iomab-ACT as a targeted conditioning agent prior to gene therapy for which there are two approved agents for patients with sickle cell disease, Casgevy® (Vertex Pharmaceuticals, Inc.) and Lyfgenia™ (Bluebird Bio, Inc.).

We plan to continue to develop Iomab-ACT based on early encouraging results, ultimately with the value proposition of improving overall access and outcomes for patients who need cellular or gene therapies. We believe an opportunity exists for Iomab-ACT to potentially generate significant revenue, if it can provide one or more clinical benefits related to lower CRS, less ICANS (neurotoxicity), longer duration of response or a higher overall success rate of cellular therapy due to benefits of targeted conditioning.

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

Actinium continued interactions with the FDA in 2024 to further discuss the specifics of the additional head-to-head clinical trial required by the FDA, including the patient population, which the FDA had suggested could include all adult r/r AML patients. The FDA also requires that a Phase 2 dose optimization trial demonstrating safety and efficacy be completed to calculate the dose of Iomab-B based on absorbed dose by the bone marrow, rather than the maximum tolerable dose of 24 Gy of radiation to the liver as was done in the SIERRA trial based on several interactions we had with the FDA before starting the SIERRA trial. In the second quarter of 2025, Actinium conducted another meeting with the FDA. Based on this meeting, Actinium has reached agreement with the FDA on a Phase 2/3 clinical trial protocol and has been authorized by FDA to initiate the Phase 2 portion of the trial. We are actively seeking a strategic partner for Iomab-B in the U.S. to execute the Phase 2/3 clinical trial. This planned study will be conducted to establish dose optimization and evaluate allogeneic BMT using Iomab-B plus a reduced intensity conditioning regimen of Flu/TBI versus allogeneic BMT using reduced intensity conditioning comprised of cyclophosphamide plus Flu/TBI. The study population will be all adult patients aged 18 and above with active AML with blasts counts between 5 and 20 percent. This is a broader patient population than the patients enrolled on the SIERRA trial, which only enrolled patients aged 55 and above and with blast counts that exceeded 20 percent.

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

We currently believe that our targeted radiotherapies, which utilize biologic molecules, are less likely than small molecules to face pricing pressure and negotiation from the Inflation Reduction Act of 2022 (“IRA”), given that small molecules are at risk for pricing negotiations seven years after approval compared to eleven years for biologics with negotiated prices taking effect two years after selection. Further, a drug or biological product that has an orphan drug designation, which our Actimab-A and Iomab-B programs both have, for only one rare disease or condition will be excluded from the IRA’s price negotiations requirements until such time the biological products has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. In addition, regulatory barriers for generic large molecule biologic based targeted radiotherapies are much higher than for small molecule radioligands such as those under development or approved, namely, Pluvicto®, Lutathera®, and Xofigo®. Generic versions of certain radiopharmaceuticals utilizing peptides, which are considered small molecules, have been submitted to the FDA via the Abbreviated New Drug Application (“ANDA”) pathway. To our knowledge, only the biosimilar approach pertains to large molecule biologic-based radiotherapies filed under 351(k) BLA pathway. The regulatory pathway for a biosimilar is much more comprehensive than the pathway for generics, and it has not been proven that biosimilars are interchangeable with the innovator’s large molecule biologic targeted radiotherapy. In addition, we are not aware of any regulations that would require us to provide Actimab-A or Iomab-ACT, including their respective mAbs, lintuzumab and apamistamab, to any third party or potential competitor. Despite the above, we are aware that one or more of the policies or regulations that afford our pipeline candidates market protections may change in the future and that one or more of our product candidates may be disadvantaged by such change.

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

Our extensive know-how related to this production technology is supported by 5 issued patents in the U.S. and 33 issued patents internationally and covers:

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

As of August 2025, our patent portfolio is comprised of approximately 240 issued patents and pending patent applications worldwide, which we believe constitutes a valuable business asset. Our IP includes 48 patent families, including key patents that relate primarily to our radiotherapeutic candidates. Our patent portfolio includes 20 issued patents and 51 pending patent applications in the U.S., and 173 that are issued or pending internationally. The effective lives of the issued patents in our portfolio, or patents that may issue from the pending applications in our portfolio, ranges from expirations between 2026 and 2046.

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

Our patents also cover key areas of our business such as manufacturing key components of our product candidate, Actimab-A, including Ac-225 in a cyclotron. We have expertise in utilizing the alpha emitting isotope Ac-225 including clinical experience in treating approximately 150 patients with our alpha-emitter-based therapies, “gold standard” linker technology and 5 issued patents in the U.S. and 33 issued patents internationally related to the manufacturing of Ac-225 in a cyclotron, which we believe has the potential to produce higher quantities of Ac-225 than currently utilized methods. In addition, we also own U.S. and international patents and pending patent applications that relate to the manufacturing of Actimab-A and its use in the treatment of cancers.

Human Capital

As of August 8, 2025, we had 27 full-time employees, 12 of whom have Ph.D. or M.D. degrees and 20 of whom are engaged in research and development and clinical development activities. In the second quarter of 2025, we conducted a workforce optimization aligned with our strategic pipeline prioritization that reduced our headcount by approximately fourteen percent. Also in the second quarter of 2025, Dr. Avinash Desai resigned from his position as Chief Medical Officer. There were no disagreements with the Company that contributed to Dr. Desai’s resignation. We do not expect the aforementioned workforce optimization or departures to have a material impact on our operations or ability to execute our operating plan. We believe that we have been successful to date in attracting skilled and experienced personnel despite the competitive hiring marketing in the industry. Our employees are not covered by a collective bargaining agreement, and we believe that our relationship with our employees is excellent. We continue to engage external consultants on an as-needed basis to temporarily supplement existing staff.

Stock Option Compensation Expense

On March 31, 2025, our Board of Directors approved the cancellation of certain stock options to purchase an aggregate of 4.9 million shares of common stock held by certain current employees and directors that were initially granted under our Amended and Restated 2013 Stock Plan and 2019 Amended and Restated Stock Plan. Such cancellations were subject to the consent of the applicable holders of the stock options.

Stock option expense for the three months ended March 31, 2025 and March 31, 2024, respectively and stock option expense for the three months and six months ended June 30,2025 and June 30,2024, respectively, is presented below:

	3 months ended March 31		3 months ended June 30		6 months ended June 30
$ in thousands	2025	2024	2025	2024	2025	2024
Research & Development	$2,070	$340	$16	$337	$2,086	$677
General & Administrative	6,657	887	33	885	6,690	1,772
Total	$8,727	$1,227	$49	$1,222	$8,776	$2,449

Results of Operations – Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2025

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Three Months Ended June 30,
(in thousands)	2025	2024
Revenue:
Revenue	$-	$-
Other revenue	-	-
Total revenue	-	-

Operating expenses:
Research and development, net of reimbursements	4,879	8,825
General and administrative	2,624	3,593
Total operating expenses	7,503	12,418

Other income:
Interest income – net	625	1,065
Total other income	625	1,065

Net loss	$(6,878)	$(11,353)

Revenue

We recorded no commercial revenue for the three months ended June 30, 2025 and June 30, 2024, respectively.

 Other revenue

The National Institutes of Health awarded us a Small Business Technology Transfer cost reimbursable grant to support a clinical collaboration with Memorial Sloan Kettering Cancer Center, or MSK, to study Iomab-ACT, our CD45-targeting Antibody Radio-Conjugate, for targeted conditioning to achieve lymphodepletion prior to administration of a CD19-targeted CAR T-cell therapy developed at MSK. There was no other revenue recognized for the three months ended June 30, 2025 and 2024, respectively.

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

Our contract liabilities are recorded within Other revenue deferred – current liability or Long-term license revenue deferred in our condensed consolidated balance sheets depending on the short-term or long-term nature of the payments to be recognized. Our contract liabilities primarily consist of advanced payments from licensees. There was no Other revenue deferred-current liability at June 30, 2025 and December 31, 2024. Long-term license revenue deferred was $35 million at June 30, 2025 and December 31, 2024, resulting from the receipt from Immedica; this deferred revenue will be recognized upon the European Union’s regulatory approval of Iomab-B or provision of definitive feedback that Iomab-B will not receive approval in the European Union.

Stock-Based Compensation Expense

As noted above, the cancellation of stock options in March 2025 resulted in a significant decrease in non-cash stock compensation expense for the three months ended June 30, 2025. During the three months ended June 30, 2025 and June 30, 2024, total non-cash stock-based compensation expense, including stock option compensation expense, was $0.2 million and $1.4 million, respectively.

Research and Development Expense, net of reimbursements

Research and development expenses of $4.9 million for the three months ended June 30, 2025 decreased by $3.9 million from $8.8 million for the three months ended June 30, 2024. The decrease was primarily a result of lower compensation of $1.6 million due to lower headcount and lower non-cash stock-based compensation expense of $0.3 million due to the cancellation of stock options in March 2025. In the second quarter of 2025, we conducted a workforce optimization that reduced our headcount by approximately fourteen percent. In addition, there was a decline in Chemistry, manufacturing and controls, or CMC, expenses and clinical expenses of $1.4 million due to lower activity related to Iomab-B and preclinical expenses decreased $0.7 million.

General and administrative expense

General and administrative expense of $2.6 million for the three months ended June 30, 2025 decreased by $1.0 million from $3.6 million for the three months ended June 30, 2024. The cancellation of stock options in March 2025 described above resulted in lower non-cash stock-based compensation expense of $0.9 million for the three months ended June 30, 2025 compared with the three months ended June 30, 2024.

Other income

Other income is comprised of net interest income in both reporting periods. The amount for the three months ended June 30, 2025 of $0.6 million decreased from $1.1 million for the three months ended June 30, 2024 primarily due to a lower average cash balance during the respective time periods.

Net loss

Net loss of $6.9 million for the three months ended June 30, 2025 decreased by $4.5 million from $11.4 million for the three months ended June 30, 2024 primarily due to lower research and development expenses and lower general administrative expenses, partially offset by lower other income.

Results of Operations – Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2025

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Six Months Ended June 30,
(in thousands)	2025	2024
Revenue:
Revenue	$-	$-
Other revenue	-	-
Total revenue	-	-

Operating expenses:
Research and development, net of reimbursements	12,579	15,460
General and administrative	11,562	6,555
Total operating expenses	24,141	22,015

Other income:
Interest income – net	1,325	1,992
Total other income	1,325	1,992

Net loss	$(22,816)	$(20,023)

Revenue

We recorded no commercial revenue for the six months ended June 30, 2025 and June 30, 2024, respectively.

Other revenue

We recorded no other revenue recognized for the six months ended June 30, 2025 and 2024, respectively.

Stock-Based Compensation Expense

The cancellation of stock options on March 31, 2025, described above, resulted in a significant increase in non-cash stock-based compensation for the six months ended June 30, 2025 compared to its prior-year period due to recognition of previously unrecognized stock-based compensation cost at the cancellation. During the six months ended June 30, 2025 and June 30, 2024, total non-cash stock-based compensation expense, including stock option compensation expense, was $9.1 million and $2.8 million, respectively.

Research and Development Expense, net of reimbursements

Research and development expenses of $12.6 million for the six months ended June 30, 2025 decreased by $2.9 million from $15.5 million for the six months ended June 30, 2024. The decrease was primarily a result of lower compensation of $2.3 million due to lower headcount. In the second quarter of 2025, we conducted a workforce optimization that reduced our headcount by approximately fourteen percent. In addition, there was a decline in clinical expenses of $1.2 million due to lower activity related to Iomab-B and preclinical expenses decreased $0.4 million. These decreases were partially offset by higher non-cash stock-based compensation of $1.4 million, due to the cancellation of stock options described above.

General and administrative expense

General and administrative expenses of $11.6 million for the six months ended June 30, 2025 increased by $5.0 million from $6.6 million for the six months ended June 30, 2024, as a result of higher non-cash stock-based compensation expense of $4.9 million, due to the cancellation of stock options described above.

Other income

Other income is comprised of net interest income in both reporting periods. The amount for the six months ended June 30, 2025 of $1.3 million decreased from $2.0 million for the six months ended June 30, 2024 primarily due to a lower average cash balance during the respective time periods.

Net loss

Net loss of $22.8 million for the six months ended June 30, 2025 increased by $2.8 million from $20.0 million for the six months ended June 30, 2024 primarily due to higher research and development expenses and higher general administrative expenses as a result of non-cash stock-based compensation expense of $9.1 million for the six months ended June 30, 2025 compared to $2.8 million in the prior-year period due to the cancellation of stock options described above, along with lower other income.

Liquidity and Capital Resources

The following table sets forth selected cash flow information for the periods indicated:

	For the Six Months Ended June 30,
(in thousands)	2025	2024
Cash used in operating activities	$(12,966)	$(15,346)
Cash used in investing activities	-	(11)
Cash used in/provided by financing activities	(5)	24,722

Net change in cash, cash equivalents and restricted cash	$(12,971)	$9,365

Net cash used in operating activities for the six months ended June 30, 2025 was $13.0 million, a decrease of $2.3 million from $15.3 million in the prior-year period. In the six months ended June 30, 2025, our net loss of $22.8 million excluding non-cash stock-based compensation expense of $9.1 million was $13.7 million. In the prior-year period, net loss of $20.0 million excluding non-cash stock-based compensation expense of $2.8 million was $17.2 million. This decrease in net cash used in operating activities of $3.5 million was offset by an increase in net operating assets and liabilities of $1.2 million.

There was no cash used in investing activities for the six months ended June 30, 2025. Cash used in investing activities was $11 thousand for the six months ended June 30, 2024 due to the purchase of equipment.

Cash used in financing activities for the six months ended June 30, 2025 was not material. Net cash provided by financing activities of $24.7 million for the six months ended June 30, 2024 was primarily from the sale of shares of common stock.

In August 2020, we entered into the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we are able to sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of our common stock. On June 28, 2022, we entered into an Amendment and Restated Capital on Demand™ Sales Agreement, or the Amended Sales Agreement, with JonesTrading and B. Riley Securities, Inc. The Amended Sales Agreement modifies the original Capital on Demand™ Sales Agreement to include B. Riley as an additional sales agent thereunder. Shares of common stock are offered pursuant to a shelf registration statement on Form S-3 (File No. 333-273911), which was declared effective February 5, 2024, including a base prospectus covering the offering, issuance and sale of up to $500 million of common stock, preferred stock, warrants, units and/or subscription rights; and a sales agreement prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of $200 million of common stock that may be issued and sold under the Amended Sales Agreement. During the six months ended June 30, 2025, there were no sales of shares of common stock. For the six months ended June 30, 2024, we sold 2.9 million shares of common stock, resulting in gross proceeds of $25.2 million and net proceeds of $24.7 million.

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

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide improvements primarily related to the rate reconciliation and income taxes paid information included in income tax disclosures. We would be required to disclose additional information regarding reconciling items equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory tax rate. Similarly, we would be required to disclose income taxes paid (net of refunds received) equal to or greater than five percent of total income taxes paid (net of refunds received). The amendments in ASU 2023-09 are effective January 1, 2025. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We adopted this standard effective January 1, 2025 and will report on it in our Annual Report on Form 10-K for the year ended December 31, 2025. We will update all required disclosures pursuant to ASU 2023-09 at that time.

Recently Issued Accounting Pronouncements

In May 2025, FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer, which revises the Master Glossary definition of the term “performance condition” for share-based consideration payable to a customer to include conditions, such as vesting conditions, that are based on the volume or monetary amount of a customer’s purchases or potential purchases of goods or services from the grantor, including over a specified period of time. The revised definition also incorporates performance targets based on purchases made by other parties that purchase the grantor’s goods or services from the grantor’s customers. The revised definition of the term performance condition cannot be applied by analogy to awards granted to employees and nonemployees in exchange for goods or services to be used or consumed in the grantor’s own operations. ASU 2025-04 eliminate the policy election permitting a grantor to account for forfeitures as they occur for share-based awards granted to a customer. Separate policy elections for forfeitures remain available for share-based payment awards with service conditions granted to employees and nonemployees in exchange for goods or services to be used or consumed in the grantor’s own operations. ASU 2025-04 further clarifies that a grantor should not apply the guidance in Topic 606 on constraining estimates of variable consideration to share-based consideration payable to a customer. ASU 2025-04 permit a grantor to apply the new guidance on either a modified retrospective or a retrospective basis. The amendments in ASU 2024-04 are effective January 1, 2027, for annual for annual reporting periods, including interim periods within annual reporting periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. We are evaluating the impact of ASU 2024-03 on our financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of June 30, 2025, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

On March 27, 2025, a putative class action complaint (the “Securities Complaint”) was filed by alleged stockholder Nitin Kohil against the Company and executives Sandesh Seth, Avinash Desai, Madhuri Vusirikala, and Sergio Giralt (the “Defendants”), styled Kohil v. Actinium Pharmaceuticals, Inc., et al., Case No. 1:25-cv-02553 in the United States District Court for the Southern District of New York. The Securities Complaint alleges that the Defendants made material misrepresentations and omissions concerning the Iomab-B Phase 3 Sierra Trial and the plaintiff asserts claims against all Defendants pursuant to section 10(b) of the Securities Exchange Act (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as additional claims against the individual Defendants pursuant to Section 20(a) of the Exchange Act.  The Complaint purports to assert class action claims on behalf of all persons and entities that purchased or otherwise acquired Actinium securities between October 31, 2022 and August 2, 2024.  Plaintiff seeks unspecified damages.  On June 24, 2025, the court in the securities action appointed lead plaintiffs who intend to file an amended Securities Complaint on or before August 25, 2025. The Defendants have not yet responded to the Securities Complaint.

On May 5, 2025, a derivative shareholder complaint (the “Georges Complaint”) was filed against the Company and certain of the Company’s directors and officers alleging derivative liability for the allegations made in the Securities Complaint.  On May 13, 2025, a second derivative shareholder complaint (the “Robinson Complaint” and, together with the Georges Complaint, the “Derivative Complaints”) was filed against the Company and certain of the Company’s directors also alleging derivative liability for the allegations made in the Securities Complaint. On June 24, 2025, the Court consolidated the Derivative Complaints (the “Derivative Action”). On July 29, 2025, the parties to the Derivative Action filed a stipulation with the Court to stay the Derivative Action pending resolution of any motion to dismiss the Securities Complaint. The Court has not yet entered that stipulation.

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
●

We continuously evaluate our business strategy and may modify our strategy as necessary to respond to developments in our business and other factors, and any such modification such as a divestiture, spin-off, spin-out, merger or acquisition, if not successful, could have a material adverse effect on our business, financial condition, and results of operations;

●

We may expand our business through the acquisition of rights to new product candidates that could disrupt our business, harm our financial condition and may also dilute current stockholders’ ownership interests in our company;

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

We are not profitable and have incurred losses in each period since our inception. As of June 30, 2025 and December 31, 2024, we had an accumulated deficit of $398.6 million and $375.8 million, respectively. We reported a net loss of $22.8 million and $20.0 million for the six months ended June 30, 2025 and 2024, respectively. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, which would have an adverse effect on our business prospects, financial condition and results of operation.

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

Our Actimab-A drug candidate was studied in a Phase 2 clinical trial as a monotherapy and we are now studying it in combination with other therapies. We believe we have aligned with the FDA on a Phase 2/3 trial that is intended to support a BLA filing. There can be no assurance that the Phase 2 portion of the trial will be successful and support advancing to the Phase 3 portion of the trial. In addition, our Iomab-ACT drug candidate has only been studied in a limited number of human subjects in a Phase 1 trial with a novel CAR-T therapy. While we believe the initial results from this trial were encouraging, there can be no assurance that future results with Iomab-ACT from the commercial CAR-T trial at UTSW or sickle cell conditioning trial at Columbia will be positive.

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

Disruptions at the FDA and other government agencies caused by leadership changes, changes to regulatory approach, layoffs, funding shortages or global health concerns could negatively impact our business

The ability of the FDA to review proposed clinical trials or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, including executive and congressional priorities, the impacts of which are inherently fluid and unpredictable. Disruptions at the FDA and other agencies may slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current administration has proposed substantial reductions in force at various government agencies including the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could delay reviews and negatively impact our business. There has been significant turnover and recent changes in senior leadership at the FDA and other government agencies including the Center for Biologics Evaluation and Research (“CBER”), which is the division of the FDA that would oversee and review biologics-based targeted radiotherapies like those we currently develop and plan to continue to develop. We believe these changes could result in changes in the FDA’s perception of the approvability of therapies, the perceived value of certain therapies or therapeutic modalities, which could create material challenges for our development efforts. At this time, there is significant uncertainty and risks associated with future FDA regulatory policies and actions that could have a material negative impact on our business. Any or all of these factors could cause us to amend, suspend or terminate the development of certain of our preclinical or clinical programs, which could have material adverse impacts on our business, our product candidates or our ability to continue operations.

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

Disruptions at the FDA and other agencies may slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business and may cause us to amend our business strategy or. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current administration has proposed substantial reductions in force at various government agencies including the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could delay reviews and negatively impact our business. There has been significant turnover and changes in senior leadership at the FDA and other government agencies including the Center for Biologics Evaluation and Research (“CBER”), which is the division of the FDA that would oversee and review biologics based targeted radiotherapies like those we currently develop and plan to continue to develop. We believe these changes could result in changes in the FDA’s perception of the approvability of therapies, the perceived value of certain therapies or therapeutic modalities, which could create material challenges for our development efforts. At this time, there is significant uncertainty and risks associated with future FDA regulatory policies and actions that could have a material negative impact on our business. Any or all of these factors could cause us to amend, suspend or terminate the development of certain of our preclinical or clinical programs, which could have material adverse impacts on our business, our product candidates or our ability to continue operations.

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

We cannot predict whether we will encounter problems with any of our ongoing or planned clinical trials that will cause us or regulatory authorities to delay, suspend, or discontinue clinical trials or to delay the analysis of data from ongoing clinical trials. Any of the following could delay or disrupt the clinical development of our product candidates and potentially cause our product candidates to fail to receive regulatory approval:

●	conditions imposed on us by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

●	delays in receiving, or the inability to obtain, required approvals from IRBs or other reviewing entities at clinical sites selected for participation in our clinical trials;

●	delays in enrolling patients into clinical trials;

●	a lower than anticipated retention rate of patients in clinical trials;

●	the need to repeat or discontinue clinical trials as a result of inconclusive or negative results or unforeseen complications in testing or because the results of later trials may not confirm positive results from earlier preclinical studies or clinical trials;

●	inadequate supply, delays in distribution, deficient quality of, or inability to purchase or manufacture drug product, comparator drugs or other materials necessary to conduct our clinical trials;

●	unfavorable FDA or other foreign regulatory inspection and review of a clinical trial site or records of any clinical or preclinical investigation;

●	serious and unexpected drug-related side effects experienced by participants in our clinical trials, which may occur even if they were not observed in earlier trials or only observed in a limited number of participants;

●	a finding that the trial participants are being exposed to unacceptable health risks;

●	Funding cuts to the NCI, which could delays and/or pauses or termination of our ongoing and planned clinical trials under our CRADA;

●	the placement by the FDA or a foreign regulatory authority of a clinical hold on a trial; or

●	delays in obtaining regulatory agency authorization for the conduct of our clinical trials.

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

The key patents related to the humanized antibody lintuzumab, which we use in our Actimab-A product candidate, have expired. It is generally possible that others may be eventually able to use an antibody with the same sequence, and we will then need to rely on additional patent protection covering alpha particle drug products comprising Ac-225. Our final drug construct, Actimab-A, consists of the lintuzumab antibody labeled with the isotope Ac-225. We currently own issued and pending patents relating to methods of manufacturing Actimab-A, methods of treatment using Actimab-A and production of the Ac-225 isotope. In addition, we possess trade secrets and know how related to the manufacturing and use of isotopes. Any competing product based on the lintuzumab antibody is likely to require several years of development before achieving our product candidate’s current status and may be subject to significant regulatory hurdles, but such development by others is nevertheless a possibility that could negatively impact our business in the future. We own 4 issued U.S. patents, 2 issued Canadian patents, 2 issued European patent (validated as a national patent in several countries) and 1 issued Japanese patent that relate to the composition of our Iomab-B product candidate. Patent applications relating to Iomab-B are also pending in the U.S. and internationally. We have and may continue to file patents related to Iomab-B that can provide barriers to entry but there is no certainty that these patents will be granted or such granting thereof will adequately prevent others from seeking to replicate and use the apamistamab antibody or the construct. Our patent portfolio includes pending applications related to radioimmunoconjugate composition, formulation administration, and methods of use in treating solid or liquid cancers. This subject matter includes composition, administration, and methods of treatment for our product candidates Actimab-A and Iomab-B. Any competing product based on the antibody used in Iomab-B is likely to require several years of development before achieving our product candidate’s current status and may be subject to significant regulatory hurdles. Further, if approved, Iomab-B would be entitled to 12 years of market exclusivity in the U.S. and 10 years in Europe, during which time no generic biologic or biosimilar product referencing Iomab-B can be granted marketing approval.

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

Actinium-225 is a key component of our Actimab-A product candidate, technology platform, preclinical R&D programs including ATNM-400 and other drug candidates that we might consider for development with the Ac-225 payload. We have secured multiple suppliers that are expected to provide cGMP Ac-225 for our planned clinical trials. There are adequate quantities of Ac-225 available today to meet our current needs via our present supplier, the Department of Energy (“DOE”), who has been our primary supplier of Ac-225 historically. The Ac-225 currently supplied for our clinical trials from the DOE is derived from the natural decay of thorium-229 from so-called ‘thorium-cows’ and is able to produce sufficient quantities that are several multiples of the amount of Ac-225 we require to supply our clinical programs through to the early commercialization phase. The DOE is also producing Ac-225 from a recently developed alternative route for Ac-225 production via a linear accelerator that is currently being evaluated by us. Initial preclinical and modelling results have indicated that the linear accelerator sourced Ac-225 does not impact labelling efficiency and expected distribution. In accordance with representations made by the DOE, the capacity of Ac-225 from this route is expected to be sufficient to supply all of Actinium’s pipeline and commercial Ac-225 needs and support new program expansion by not just Actinium but also other companies that are developing Ac-225 based products. Additional routes of Ac-225 production are being pursued by the DOE including the generation of new thorium cows and production via a cyclotron. The cyclotron production method for Ac-225 production leverages Actinium’s proprietary technology and know-how and presents an additional path towards production of high-quality Ac-225 at a scale that would be able to satisfy commercial needs. In addition, we are aware of at least ten other government and non-government entities globally including the U.S., Canada, Russia, Belgium, France and Japan that have, or expect to have, ability to supply Ac-225 or equipment for its production within the timeframes relevant to the potential first commercial approval of our Ac-225-based drug candidate.

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

On April 15, 2025, the Trump Administration released an executive order entitled, “Lower Drug Prices by Once Again Putting Americans First,” which among other things, included multiple directives to various agencies aimed at lowering prescription drug prices. These directives included reports and proposals for new regulations related to reforming the IRA’s Medicare Drug Price Negotiation Program, reducing the prices of high-cost drugs, and enhancing price transparency. On May 12, 2025, President Trump issued an executive order implementing the concept of most-favored nation pricing. Under this order, DHHS, in coordination with other federal agencies, is directed to take actions to ensure that the price of prescription drugs paid by federal health insurers, including Medicare and Medicaid, is in line with the prices paid in comparable nations. Any reduction in reimbursement from Medicare, Medicaid, or other government programs may result in a similar reduction in payments from private payors. Further, on July 4, 2025, President Trump signed the One Big Beautiful Bill Act into law which, among other things, is expected to reduce funding to federal healthcare programs, imposes additional requirements to be eligible for healthcare, and clarifies exclusions for orphan drugs under IRA’s Drug Price Negotiation Program. Current and future legislative and regulatory changes to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for healthcare products and treatments that could significantly impact pharmaceutical companies and the success of our product candidates. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

We continuously evaluate our business strategy and may modify our strategy as necessary to respond to developments in our business and other factors, and any such modification such as a divestiture, spin-off, spin-out, merger or acquisition, if not successful, could have a material adverse effect on our business, financial condition, and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on April 17, 2013).

3.2	Certificate of Amendment to Certificate of Incorporation, as amended, filed January 7, 2014 (incorporated by reference to Exhibit 3.5 to Form S-1 filed on January 31, 2014).

3.3	Certificate of Amendment to Certificate of Incorporation, as amended, filed February 3, 2014. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 7, 2014).

3.4	Certificate of Amendment to Certificate of Incorporation, as amended, filed on February 26, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 4, 2015).

3.5	Certificate of Amendment to Certificate of Incorporation, as amended, filed on February 26, 2018 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 26, 2018).

3.6	Certificate of Amendment to Certificate of Incorporation, as amended, filed on March 6, 2019 (incorporated by reference to Exhibit 3.7 to Form 10-K filed on March 15, 2019).

3.7	Certificate of Amendment to Certificate of Incorporation, as amended, filed on June 16, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 16, 2020).

3.8	Certificate of Amendment to Certificate of Incorporation, as amended, filed on August 10, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 14, 2020).

3.9	Amended and Restated Bylaws, dated August 9, 2018 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on August 9, 2018).

3.10	Amendment to Amended and Restated Bylaws, dated May 7, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 5, 2020).

16.1	Letter from Marcum dated May 8, 2025 (incorporated by reference to Exhibit 16.1 to Form 8-K filed on May 9, 2025).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2**	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTINIUM PHARMACEUTICALS, INC.

Date: August 8, 2025	By:	/s/ Sandesh Seth
Sandesh Seth
Chairman and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Steve O’Loughlin
Steve O’Loughlin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)