Form 10-Q
period 2025-09-30
Actinium Pharmaceuticals, Inc.
filed 2025-11-14
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of November 14, 2025: 31,195,891

Actinium Pharmaceuticals, Inc.

Table of Contents

i

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by Actinium Pharmaceuticals, Inc., or the Company, and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at September 30, 2025 and December 31, 2024, and the results of operations and cash flows for the three months and nine months ended September 30, 2025 and 2024, respectively, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2024 in the Company’s Annual Report on Form 10-K. The results of operations for the three months and nine months ended September 30, 2025 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$53,391	$72,904
Prepaid expenses and other current assets	975	1,602
Total Current Assets	54,366	74,506

Property and equipment, net of accumulated depreciation of $1,030 and $891	226	364
Restricted cash – long term	332	324
Operating leases right-of-use assets	1,215	1,685
Finance leases right-of-use assets	12	20
Total Assets	$56,151	$76,899

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$6,224	$7,568
Operating leases current liability	599	569
Finance leases current liability	11	11
Total Current Liabilities	6,834	8,148

Long-term license revenue deferred	35,000	35,000
Long-term operating lease obligations	531	984
Long-term finance lease obligations	2	9
Total Liabilities	42,367	44,141

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 31,195,891 and 31,195,891 shares issued and outstanding, respectively	31	31
Additional paid-in capital	417,526	408,553
Accumulated deficit	(403,773)	(375,826)
Total Stockholders’ Equity	13,784	32,758

Total Liabilities and Stockholders’ Equity	$56,151	$76,899

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Revenue	$-	$-	$-	$-
Other revenue	90	-	90	-
Total revenue	90	-	90	-

Operating expenses:
Research and development, net of reimbursements	4,248	9,774	16,827	25,234
General and administrative	1,534	2,827	13,096	9,382
Total operating expenses	5,782	12,601	29,923	34,616

Loss from operations	(5,692)	(12,601)	(29,833)	(34,616)

Other income:
Interest income - net	561	1,033	1,886	3,025
Total other income	561	1,033	1,886	3,025

Net loss	$(5,131)	$(11,568)	$(27,947)	$(31,591)

Net loss per common share – basic and diluted	$(0.16)	$(0.37)	$(0.90)	$(1.06)
Weighted average common shares outstanding – basic and diluted	31,195,891	31,071,297	31,195,891	29,692,001

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Period from January 1, 2025 to September 30, 2025

(Unaudited)

(amounts in thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2025	31,195,891	$31	$408,553	$(375,826)	$32,758

Stock-based compensation	-	-	8,874	-	8,874
Net loss	-	-	-	(15,938)	(15,938)
Balance, March 31, 2025	31,195,891	$31	$417,427	$(391,764)	$25,694

Stock-based compensation	-	-	197	-	197
Net loss	-	-	-	(6,878)	(6,878)
Balance, June 30, 2025	31,195,891	$31	$417,624	$(398,642)	$19,013

Stock-based compensation	-	-	109	-	109
Restricted stock units withheld to cover tax obligations	-	-	(207)	-	(207)
Net loss	-	-	-	(5,131)	(5,131)
Balance, September 30, 2025	31,195,891	$31	$417,526	$(403,773)	$13,784

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

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows used in operating activities:
Net loss	$(27,947)	$(31,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,180	4,089
Depreciation and amortization expenses	615	607
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	627	726
Accounts payable and accrued expenses	(1,343)	(758)
Operating lease liabilities	(423)	(394)
Net cash used in operating activities	(19,291)	(27,321)

Cash flows used in investing activities:
Purchase of property and equipment	-	(11)
Net cash used in investing activities	-	(11)

Cash flows used in/provided by financing activities:
Payments on finance leases	(7)	(7)
Sales of shares of common stock, net of costs	-	29,256
Restricted stock units withheld to cover tax obligations	(207)	-
Proceeds from the exercise of stock options	-	75
Net cash used in/provided by financing activities	(214)	29,324

Net change in cash, cash equivalents, and restricted cash	(19,505)	1,992
Cash, cash equivalents, and restricted cash at beginning of period	73,228	76,990
Cash, cash equivalents, and restricted cash at end of period	$53,723	$78,982

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Nature of Business - Actinium Pharmaceuticals, Inc. is a pioneer in the development of differentiated, targeted radiotherapies intended to meaningfully improve outcomes for patients with advanced cancers. The Company is focused on developing highly innovative, first-in-class product candidates. To support its objective of achieving industry leading, cost-effective product development to maximize value creation from its innovative pipeline, the Company is working to expand the scope of its capabilities to include radioisotope production of Ac-225 via collaborations for its Ac-225 technology and in-house manufacturing of pipeline candidates to support clinical trials. The Company is deploying its technologies, capabilities and intellectual property with approximately 250 issued and pending patents worldwide, to develop next-generation radiotherapies focused on solid tumors, hematology and conditioning for cellular therapies.

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

The following is a summary of cash, cash equivalents and restricted cash at September 30, 2025 and December 31, 2024:

(in thousands)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$53,391	$72,904
Restricted cash – long-term	332	324
Cash, cash equivalents and restricted cash	$53,723	$73,228

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

Collaborative Arrangements - The Company follows the accounting guidance for collaboration agreements with third parties, which requires that certain transactions between the Company and collaborators be recorded in its consolidated statements of operations on either a gross basis or net basis, depending on the characteristics of the collaborative relationship, and requires enhanced disclosure of collaborative relationships. The Company evaluates its collaboration agreements for proper classification in its consolidated statements of operations based on the nature of the underlying activity. When the Company has concluded that it has a customer relationship with one of its collaborators, the Company follows the guidance of ASC 606. There was no revenue from collaborative arrangements for the nine months ended September 30, 2025 and September 30, 2024, respectively.

Grant Revenue – The Company has a grant from a government-sponsored entity for research and development related activities that provides for payments for reimbursed costs, which included overhead and general and administrative costs as well as an administrative fee. The Company recognizes revenue from grants as it performed services under this arrangement. Associated expenses are recognized when incurred as research and development expense. Revenue and related expenses are presented gross in the consolidated statements of operations. Grant revenue for the three and nine months ended September 30, 2025 was $0.1 million. There was no grant revenue recognized for the three and nine months ended September 30, 2024.

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

Upfront payments and fees may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements or when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or when the uncertainty associated with any variable consideration is subsequently resolved. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. There was no license revenue for the three and nine months ended September 30, 2025 and September 30, 2024.

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

Net Loss Per Common Share - Basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the reporting period. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive. For the three and nine months ended September 30, 2025 and 2024, the Company’s potentially dilutive shares, which include outstanding common stock options, restricted stock units, vested unissued shares of common stock and warrants, have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

(in thousands)	September 30, 2025	September 30, 2024
Stock Options	162	5,216
Restricted Stock Units	-	300
Vested unissued shares of common stock	179	-
Warrants	7	9
Total	348	5,525

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

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others expected to be implemented through 2027. The Company has evaluated the impact of the OBBBA and determined that it does not have a material impact on the Company’s consolidated financial position and results of operations.

Recently Issued Accounting Pronouncements

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which excludes from derivative accounting non-exchange-traded contracts with underlying terms that are based on operations or activities specific to one of the parties to the contract. However, this scope exception does not apply to (1) variables based on a market rate, market price, or market index, (2) variables based on the price or performance of a financial asset or financial liability of one of the parties to the contract, (3) contracts (or features) involving the issuer’s own equity that are evaluated under the guidance in Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and (4) call options and put options on debt instruments. The Company can apply the amendments in AUS 2025-07 either (1) prospectively to new contracts entered into on or after the date of adoption or (2) on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption for contracts existing as of the beginning of the annual reporting period of adoption. The amendments in ASU 2025-07 are effective January 1, 2027, for annual for annual reporting periods, including interim periods within annual reporting periods. Early adoption is permitted. The Company is evaluating the impact of ASU 2025-07 on its financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for software costs that are accounted for under Subtopic 350-40. The amendments in ASU 2025-06 remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: (a) the Company has authorized and committed to funding the software project and (b) it is probable that the project will be completed and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). In evaluating the probable-to-complete recognition threshold, the Company is required to consider whether there is significant uncertainty associated with the development activities of the software, such as determining whether (a) the software being developed has technological innovations or novel, unique, or unproven functions or features, and the uncertainty related to those technological innovations, functions, or features, if identified, has not been resolved through coding and testing and (b) the Company has determined what it needs the software to do (for example, functions or features), including whether the entity has identified or continues to substantially revise the software’s significant performance requirements. ASU 2025-06 specifies that disclosures in Subtopic 360- 10, Property, Plant, and Equipment—Overall, are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements and removes the requirement to disclose internal-use software information pursuant to paragraphs 350-30-50-1 through 50-3. ASU 2025-06 supersedes the website development costs guidance and incorporates the recognition requirements for website-specific development costs from Subtopic 350-50, Website Development Costs, into Subtopic 350-40. The amendments in ASU 2025-06 permit an entity to apply the new guidance using either (i) a prospective transition approach, (ii) a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption, or (iii) a retrospective transition approach. The amendments in ASU 2025-06 are effective January 1, 2028 for annual reporting periods, including interim periods within annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. The Company is evaluating the impact of ASU 2025-06 on its financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which permits a practical expedient whereby, when assessing credit losses on current accounts receivable and current contract assets, the Company would assume that current conditions as of the balance sheet date do not change for the remaining life of the asset and would not require the Company to consider adjustments to forecasts to also include anticipated changes in the future to the underlying conditions as of the balance sheet date when measuring the credit losses for current accounts receivable and current contract assets. The amendments in ASU 2025-05 are effective January 1, 2026 for annual reporting periods, including interim periods within annual reporting periods and is required to be applied on a perspective basis. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The impact of ASU 2025-04 is not expected to be material to the financial statements.

In May 2025, FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer, which revises the Master Glossary definition of the term “performance condition” for share-based consideration payable to a customer to include conditions, such as vesting conditions, that are based on the volume or monetary amount of a customer’s purchases or potential purchases of goods or services from the grantor, including over a specified period of time. The revised definition also incorporates performance targets based on purchases made by other parties that purchase the grantor’s goods or services from the grantor’s customers. The revised definition of the term performance condition cannot be applied by analogy to awards granted to employees and non-employees in exchange for goods or services to be used or consumed in the grantor’s own operations. ASU 2025-04 eliminates the policy election permitting a grantor to account for forfeitures as they occur for share-based awards granted to a customer. Separate policy elections for forfeitures remain available for share-based payment awards with service conditions granted to employees and non-employees in exchange for goods or services to be used or consumed in the grantor’s own operations. ASU 2025-04 further clarifies that a grantor should not apply the guidance in Topic 606 on constraining estimates of variable consideration to share-based consideration payable to a customer. ASU 2025-04 permits a grantor to apply the new guidance on either a modified retrospective or a retrospective basis. The amendments in ASU 2025-04 are effective January 1, 2027 for annual reporting periods, including interim periods within annual reporting periods. The Company is evaluating the impact of ASU 2025-04 on its financial statements.

In November 2024, FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), to improve the disaggregation of expenses within the consolidated statement of operations. The amendments in ASU 2024-03 require disclosures in the notes to the consolidated financial statements and specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity disclose (a) employee compensation, (b) depreciation, and (c) intangible asset amortization included in each relevant expense caption; include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements; and disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The amendments in ASU 2024-03 are effective January 1, 2027 and effective for interim periods beginning January 1, 2028, either on a prospective or retrospective basis. The Company is evaluating the impact of ASU 2024-03 on its financial statements.

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

On March 27, 2025, a putative class action complaint (the “Securities Complaint”) was filed by alleged stockholder Nitin Kohil against the Company and executives Sandesh Seth, Avinash Desai, Madhuri Vusirikala, and Sergio Giralt (the “Defendants”), styled Kohil v. Actinium Pharmaceuticals, Inc., et al., Case No. 1:25-cv-02553 in the United States District Court for the Southern District of New York. The Securities Complaint alleges that the Defendants made material misrepresentations and omissions concerning the Iomab-B Phase 3 Sierra Trial and the plaintiff asserts claims against all Defendants pursuant to section 10(b) of the Securities Exchange Act (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as additional claims against the individual Defendants pursuant to Section 20(a) of the Exchange Act.  The Complaint purports to assert class action claims on behalf of all persons and entities that purchased or otherwise acquired Actinium securities between October 31, 2022 and August 2, 2024.  Plaintiff seeks unspecified damages.   On June 24, 2025, the court in the securities action appointed lead plaintiffs who filed an amended Securities Complaint on August 25, 2025. Defendants moved to dismiss the amended Securities Complaint on October 24, 2025. Lead plaintiffs’ opposition is due in late December 2025.

On May 5, 2025, a derivative shareholder complaint (the “Georges Complaint”) was filed against the Company and certain of the Company’s directors and officers alleging derivative liability for the allegations made in the Securities Complaint.  On May 13, 2025, a second derivative shareholder complaint (the “Robinson Complaint” and, together with the Georges Complaint, the “Derivative Complaints”) was filed against the Company and certain of the Company’s directors also alleging derivative liability for the allegations made in the Securities Complaint. On June 24, 2025, the Court consolidated the Derivative Complaints (the “Derivative Action”). On July 29, 2025, the parties to the Derivative Action filed a stipulation with the Court to stay the Derivative Action pending resolution of any motion to dismiss the Securities Complaint. The Court entered the stipulation on July 30, 2025.

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

At September 30, 2025, the Company has two leases which have been capitalized in accordance with ASC 842, one for corporate office space and one for office equipment. The Company entered into a lease for corporate office space effective June 1, 2022. The lease has a term of 5 years 2 months, with an expiration date of July 30, 2027 and current annual rent of $0.6 million. The Company is also responsible for certain other costs, such as insurance, utilities and maintenance.

The components of lease expense are as follows:

	Three months ended		Nine months ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating lease expense	$173	$173	$519	$519

Finance lease cost
Amortization of right-to-use assets	$2	$3	$7	$8
Interest on lease liabilities	$-	$-	$1	$1
Total finance lease cost	$2	$3	$8	$9

Supplemental cash flow information related to leases are as follows:

Cash flow information:

	Nine months ended
(in thousands)	September 30, 2025	September 30, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow use from operating leases	$471	$462
Operating cash flow use from finance leases	$8	$8
Financing cash flow use from finance leases	$7	$7

Non-cash activity:

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-
Finance Leases	$-	$-

Weighted average remaining lease terms are as follows at September 30, 2025:

Weighted average remaining lease term:
Operating leases	1.3 years
Finance Leases	1.8 years

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

Weighted average discount rates:
Operating leases	4.8%
Finance Leases	6.2%

Maturities of lease liabilities are as follows:

(in thousands) Year ending December 31,	Operating Leases	Finance Leases
2025 (excluding nine months ended September 30, 2025)	159	3
2026	643	11
2027	380	-
Total lease payments	$1,182	$14
Less imputed interest	(52)	(1)
Present value of lease liabilities	$1,130	$13

Note 4 - Other revenue

The Company has a grant from a government-sponsored entity for research and development related activities that provides payments for reimbursed costs, which included overhead and general and administrative costs, as well as an administrative fee. The Company recognizes revenue from grants as it performed services under this arrangement. Associated expenses are recognized when incurred as research and development expense. Grant revenue recognized for the nine months ended September 30, 2025 was $0.1 million. There was no grant revenue recognized for the nine months ended September 30, 2024.

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

The Company’s contract liabilities are recorded within Other revenue deferred – current liability or Long-term license revenue deferred in its interim unaudited condensed consolidated balance sheets, depending on the short-term or long-term nature of the payments to be recognized. The Company’s contract liabilities consist of advanced payments from licensees. Long-term license revenue deferred was $35 million at September 30, 2025 and December 31, 2024; this deferred revenue will be recognized upon European Union’s regulatory approval of Iomab-B or provision of definitive feedback that Iomab-B will not receive approval in the European Union.

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

The Company did not sell any shares of common stock during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, the Company sold 3.5 million shares of common stock, resulting in gross proceeds of $29.9 million and net proceeds of $29.3 million.

Stock Options

The following is a summary of stock option activity for the nine months ended September 30, 2025:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2025	5,137	$6.48	7.04	$-
Granted	36	1.46
Exercised	-	-
Cancelled	(5,012)	6.42
Outstanding, September 30, 2025	161	7.17	3.40	1

Exercisable, September 30, 2025	134	7.87	2.31	-

During the nine months ended September 30, 2025, the Company granted newly hired employees options to purchase 36 thousand shares of common stock with an exercise price ranging from $1.06 to $1.55 per share, a term of 10 years, and a vesting period of 4 years. The stock options had an aggregated fair value of $41 thousand that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate range from 4.0% to 4.5% (2) expected life of 6 years, (3) expected volatility range from 90.1% to 90.7%, and (4) zero expected dividends. During the nine months ended September 30, 2024, the Company granted options to purchase 104 thousand shares.

On March 31, 2025, the Board of Directors approved of the cancellation of stock options to purchase an aggregate of 4.9 million shares of common stock held by certain current employees and directors that were initially granted under the Amended and Restated 2013 Stock Plan and the 2019 Amended and Restated Stock Plan. Such cancellations were subject to the consent of the applicable holders of the stock options, which the Company received. The cancellation of these stock options resulted in the recording of $8.8 million in stock option compensation expense for the nine months ended September 30, 2025. During the nine months ended September 30, 2024, the Company recorded stock option compensation expense of $3.6 million.

The fair values of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at September 30, 2025 was $0.1 million related to unvested stock options, which is expected to be expensed over a weighted average of 2.4 years.

Restricted Stock Units

The following is a summary of restricted stock unit (“RSU”) activity for the nine months ended September 30, 2025:

(in thousands, except for per-share amount)	RSUs	Weighted Average Grant date Fair Value Per Share ($)
Outstanding, January 1, 2025	300	5.85
Granted	-	-
Vested	(300)	-
Cancelled	-	-
Outstanding, September 30, 2025	-	-

The RSUs vested on August 18, 2025. The fair value of the RSUs, $1.8 million, was determined based on the stock price on the dates of the grant and was recognized over three years. During the nine months ended September 30, 2025 and 2024, the Company recorded compensation expense related to RSUs of $0.4 million and $0.4 million, respectively.

Warrants

Following is a summary of warrant activity for the nine months ended September 30, 2025:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2025	7	$17.33	4.46	$-
Granted	-	-
Expired	-	-
Outstanding, September 30, 2025	7	$17.33	3.70	$-

Exercisable, September 30, 2025	7	$17.33	3.70	$-

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

Description of Business

Actinium Pharmaceuticals, Inc. is a pioneer in the development of differentiated, targeted radiotherapies intended to meaningfully improve outcomes for patients with advanced cancers. We are focused on developing highly innovative, first-in-class product candidates. To support our objective of achieving industry leading, cost-effective product development to maximize value creation from our innovative pipeline, we are working to expand the scope of our capabilities to include radioisotope production of Ac-225 via collaborations for our Ac-225 technology and in-house manufacturing of pipeline candidates to support clinical trials. We are deploying our technologies, capabilities and intellectual property with approximately 250 issued and pending patents worldwide, to develop next-generation radiotherapies focused on solid tumors, hematology and conditioning for cellular therapies.

Our Targeted Radiotherapy Candidate Pipeline

We are advancing clinical stage and preclinical stage targeted radiotherapy candidates directed against validated cancer targets for indications in solid tumors, hematology and conditioning for cell and gene therapies that we believe have high unmet needs not addressed by currently available treatment options. Recently prioritized as our lead program, ATNM-400, is a highly innovative, first-in-class, and pan-tumor Actinium-225 (“Ac-225”) alpha-emitter targeted radiotherapy candidate with preclinical data in prostate cancer, non-small cell lung cancer (“NSCLC”) and breast cancer. We believe ATNM-400 has the potential to address critical gaps across multiple treatment settings in each of these targeted indications and can therefore address large patient populations. Actimab-A is our most advanced clinical-stage product candidate, which utilizes an antibody linked to Ac-225 to target CD33, a cell surface protein that Actimab-A is designed to target, that is expressed ubiquitously in acute myeloid leukemia (“AML”) and myelodysplastic syndromes (“MDS”) and on myeloid derived suppressor cells (“MDSC”). We are evaluating Actimab-A’s potential to synergize with immune checkpoint inhibitors (“ICIs”) such as programmed cell death 1 (“PD-1) inhibitors in solid tumors by depleting MDSC immune cells. Iomab-ACT is our next-generation targeted conditioning agent we are developing with the intent to improve patient access to, and outcomes with, cellular therapies such as CAR-T for various blood cancer indications and gene therapies for non-malignant hematologic disorders such as sickle cell disease (“SCD”).

In addition to prioritized development efforts described above, we plan to continue to advance Actimab-A in a focused manner as a therapeutic for select hematology indications including supporting our Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”). Actimab-A has the potential to address the significant unmet medical needs of patients across multiple solid tumor indications and with high-risk blood cancers including AML and MDS which are highly sensitive and susceptible to radiation. We also plan to support Iomab-ACT as a targeted conditioning agent for cell and gene therapies while simultaneously seeking strategic development partners or collaborators for these programs. We are actively seeking a strategic partner for Iomab-B, our CD45 targeted conditioning agent for bone marrow transplant (“BMT”) in the U.S. and we may seek to partner, divest, spin-out, or out-license Iomab-B, Actimab-A, and Iomab-ACT individually or collectively for all non-solid tumor indications. We believe, in the aggregate, the clinical data from these hematology and cellular therapy focused programs is supportive of a partnering approach, which if successful, may yield greater value as the Company focuses on its solid tumor development efforts utilizing existing resources.

Recent Pipeline Candidate Highlights

-	Presented new data at the 2025 Prostate Cancer Foundation Scientific Retreat (“PCF”) demonstrating the potent and durable efficacy of ATNM-400 compared to enzalutamide, the active agent in Xtandi® (Astellas/Pfizer), the leading androgen receptor pathway inhibitor (“ARPI”) and 177L-PSMA-617, the active agent in Pluvicto® (Novartis), the first blockbuster targeted radiotherapy. Xtandi accounted for $5.9 billion of the $10.0 billion 2024 sales of all ARPI therapies and Pluvicto generated sales of $1.7 billion in the last twelve months with approximately $1.4 billion in sales in the first nine months of 2025;

-	Presented the first ever ATNM-400 data in NSCLC at the Triple Targets Meeting that showed superior anti-tumor activity of ATNM-400 compared to epithelial growth factor receptor (“EGFR”) mutant therapies including front line therapy osimertinib (EGFR TKI TAGRISSO®, AstraZeneca), second line therapy Dato-DXd (Trop-2 ADC DATROWAY®, AstraZeneca/Daiichi Sankyo) and third line therapy amivantamab (EGFR-cMET bispecific RYBREVANT®, Johnson & Johnson). ATNM-400 also demonstrated synergistic activity in combination with osimertinib with complete tumor regression in 100% of tumor-bearing animals. The synergistic mechanism of this combination is supported by increased expression of the ATNM-400 target antigen after EGFR inhibition with osimertinib. In addition, previously published clinical data provide a strong rationale for combining targeted alpha-therapy via ATNM-400 with EGFR targeting therapies as progression free survival (PFS) with osimertinib alone of 20 months was increased to 32.2 months by combining osimertinib with external beam radiotherapy (EBRT). We believe ATNM-400 offers a potentially safer and more effective way of delivering synergistic radiation in NSCLC;

-	Announced the continued expansion of ATNM-400’s pan-tumor potential with preclinical data in breast cancer This data has been accepted for presentation at the San Antonio Breast Cancer Symposium (“SABCS”) on December 11, 2025; and

-	Progressed the Iomab-ACT SCD trial at Columbia University with increased patient recruitment and treatment that is expected to yield initial proof of concept clinical data in the first half of 2026.

Solid Tumor Programs

ATNM-400: Differentiated, First-in-Class, Pan-Tumor Alpha-Targeted Precision Radiotherapy

ATNM-400 is an antibody radioconjugate (“ARC”) armed with the potent alpha-emitter Ac-225. It is designed to deliver highly localized, potent alpha radiation to cancer cells while sparing normal tissue. ATNM-400 targets a clinically validated antigen that is overexpressed across multiple solid tumors and is associated with disease progression, therapeutic resistance, and poor clinical outcomes.

Preclinical data across metastatic castrate-resistant prostate cancer (mCRPC), NSCLC, and breast cancer models demonstrate broad and durable anti-tumor efficacy with a favorable safety profile, supporting ATNM-400 as a pan-tumor Actinium-225 pipeline with potential to overcome resistance to multiple current standard therapies. These high-value indications total over 800,000 new cases each year in the U.S. alone. We believe ATNM-400 has the potential to address multiple segments in these indications that exceed $20 billion in market potential.

ATNM-400 for Metastatic Castrate-Resistant Prostate Cancer

Prostate cancer is the most commonly diagnosed cancer in men, with approximately 1.5 million new cases globally and over 313,000 expected in the U.S. in 2025. While early-stage disease is typically managed with surgery, radiation, and ARPI therapy, up to twenty percent of cases progress to mCRPC - a lethal stage with limited treatment options. Targeted radiotherapy is a growing field in prostate cancer, dominated by prostate specific membrane antigen (“PSMA”) targeting agents like Pluvicto®. However, approximately one-third of mCRPC patients are ineligible for or do not respond to Pluvicto and virtually all patients will develop resistance to or progress on Pluvicto® within twelve months. While ARPI therapies such as enzalutamide (active agent in Xtandi®, Pfizer/Astellas) and PSMA-targeted radiotherapies such as lutetium Lu 177 vipivotide tetraxetan (active agent in Pluvicto®, Novartis) have improved patient outcomes, treatment resistance is common.

ATNM-400 targets a non-PSMA antigen that drives tumor survival and resistance mechanisms. High expression of this target correlates with rapid disease progression, shorter time to castration resistance, and poor survival.

ATNM-400 Target Antigen Compared to PSMA

In preclinical studies, including enzalutamide-resistant and PSMA-refractory mCRPC models, ATNM-400 demonstrated:

The anti-tumor efficacy of ATNM-400 was durable up to 100 days compared to 177Lu-PSMA-617 or Ac-225-PSMA-617. ATNM-400 overcame 177Lu-PSMA-617 resistance with approximately 5-times long tumor control and 2-times longer overall survival (“OS”) in tumor bearing animals.

Anti-tumor efficacy for up to 100 days was also demonstrated compared to ARPI enzalutamide. Increased target expression with enzalutamide and combination synergy with enzalutamide resulted in complete tumor regression in 40 percent of tumor bearing animals.

In models that progressed on enzalutamide 177Lu-PSMA-617, subsequent treatment with ATNM-400 achieved robust tumor control and extended survival, highlighting the ability to overcome resistance given its novel antigen target and the potency of the Ac-225 alpha-emitter isotope.

These results were presented at the Prostate Cancer Foundation (PCF) Scientific Retreat on October 24, 2025, and we believe provide for support for clinical development of ATNM-400 as:

1.	Monotherapy in earlier disease settings prior to PSMA-directed radiotherapy,

2.	Combination therapy with AR pathway inhibitors to enhance and prolong treatment responses, and

3.	Sequential therapy for the significant number of patients following ARPI or PSMA radioligand therapy failure or relapse.

ATNM-400 for NSCLC

Lung cancer is the most common cancer worldwide with more than 200,000 new cases estimated in 2025 in the U.S. and over 2 million new cases globally. NSCLC accounts for approximately 85 percent of all lung cancer cases with EGFR mutations detected in a significant portion of patients. Approved therapies for EGFR-mutant NSCLC include the tyrosine kinase inhibitor (“TKI”) osimertinib (TARGRISSO®, AstraZeneca) that virtually all patients receive as first-line treatment and the Trop-2 antibody drug conjugate Dato-DXd (DATROWAY®, AstraZeneca/Daiichi Sankyo) and EGFR-cMET bispecific antibody amivantamab (RYBREVANT®, J&J) that are used in second-and-third-line treatment settings. Despite initial treatment success with these therapies, nearly all patients eventually develop resistance within two to three years, underscoring the urgent need for novel, differentiated therapies to overcome resistance and improve survival outcomes.

ATNM-400 targets an antigen associated with poor prognosis, metastasis, and EGFR-TKI resistance in NSCLC. In preclinical EGFR-mutant NSCLC models, including Osimertinib-resistant models, ATNM-400 demonstrated:

Superior efficacy demonstrated by 3 to 5-times greater tumor growth inhibition compared with currently approved first, second-and-third line EGFR-mutant therapies osimertinib, Dato-Dxd and amivantamab in animals bearing human lung cancer NCI-H1975, which carry L858R and T790M EGFR mutations.

The combination of ATNM-400 and osimertinib produced cures in all tumor-bearing animals with complete tumor regression, outperforming either agent alone and suggesting synergistic activity. The clinical rationale for the ATNM-400 osimertinib combination is further supported by the Phase 2 multicenter trial “osimertinib plus consolidative radiotherapy for advanced EGFR-mutant non-small cell lung cancer," (Sampath et al. The Lancet eClinical Medicine) that reported a median PFS of 32.3 months. This reflects a notable 12.3-month improvement in PFDS with the addition of external beam radiotherapy (“EBRT”) over the 20.0-month median PFS with osimertinib monotherapy, as reported by Watanabe et al. in a real-world clinical setting. ATNM-400 offers a potentially more effective and potentially safer way to deliver synergistic radiation than external beam radiotherapy given the significantly greater potency of Ac-225 compared to external beam, which on a per cell basis deliver approximately 4-8-times more biologically lethal radiation than diffuse low-energy EBRT. Clinically, this may translate to higher response rates, lower toxicity, and entry into previously untreatable market segments when osimertinib is combined with EBRT.

Osimertinib treatment produced a statistically significant increase in the expression of the ATNM-400 target antigen in NCI-H1975 lung cancer cells. This increased target expression post-osimertinib notably increased ATNM-400’s in vitro cytotoxic effect when combined post-osimertinib.

These data were presented at the AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics on October 25, 2025, underscoring ATNM-400’s potential as a monotherapy or rational combination therapy for TKI-resistant NSCLC.

ATNM-400 for HR+/HER2- Breast Cancer

ATNM-400 is also being evaluated in breast cancer models resistant to both endocrine and HER2-targeted therapies. New data from this program, titled “Anti-tumor activity of ATNM-400, a first-in-class Actinium-225 antibody radioconjugate, in tamoxifen- and trastuzumab-resistant breast cancer models,” will be presented at the San Antonio Breast Cancer Symposium on December 11, 2025.

This upcoming presentation will mark the first public disclosure of ATNM-400 activity in breast cancer, extending its potential application into hormone- and HER2-resistant tumors and reinforcing its pan-tumor therapeutic versatility.

The expanding body of preclinical data across prostate, lung, and breast cancer models supports ATNM-400 as capable of addressing key resistance pathways across multiple solid tumors as depicted in the table below. ATNM-400 represents a differentiated, next-generation alpha radiotherapy product candidate positioned to extend Actinium-based precision radiotherapy that could address major unmet needs across multiple oncology indications.

Program / Indication	Mechanism & Target	Preclinical Highlights	Recent and Upcoming Data Presentations
ATNM-400 – Prostate Cancer (mCRPC)	Actinium-225 antibody radioconjugate targeting a non-PSMA antigen implicated in disease biology and linked to AR and survival pathways	● Durable tumor regression in enzalutamide- and PSMA-radioligand-resistant models ● Superior efficacy vs. Enzalutamide, 177Lu-PSMA-617, and 225Ac-PSMA-617 ● Favorable safety profile	Prostate Cancer Foundation (PCF) Scientific Retreat – Oct 22-24, 2025
ATNM-400 – Non-Small Cell Lung Cancer (NSCLC)	Actinium-225 antibody radioconjugate targeting antigen associated with EGFR-TKI resistance and metastasis	● Potent activity across EGFR-mutant and Osimertinib-resistant models ● Superior efficacy vs. Dato-DxD and amivantamab ● Strong tolerability and synergy potential with EGFR-TKIs	AACR-NCI-EORTC International Conference on Molecular Targets and Cancer Therapeutics – Oct 25, 2025
ATNM-400 – Breast Cancer (Hormone / HER2 Resistant)	Actinium-225 antibody radioconjugate targeting antigen associated with endocrine and HER2 therapy resistance	● Strong anti-tumor activity in tamoxifen- and trastuzumab-resistant models ● Expands therapeutic reach into breast cancer ● Supports potential in settings with unmet needs	San Antonio Breast Cancer Symposium (SABCS) – Dec 11, 2025

ATNM-400 Market Opportunity

mCRPC

Prostate cancer is by far the most diagnosed cancer in men in the United States and is the same in 118 of 185 countries. Of those diagnosed with prostate cancer, approximately 5-7% exhibited metastatic disease at initial diagnosis, and among those exhibiting localized prostate cancer, approximately 20-30% will progress to metastatic disease. A majority of metastatic prostate cancer patients receive hormone therapy such as ARPI therapy, as prostate cancer cells rely on androgen hormones for growth. Unlike localized disease, there are currently no known cures for metastatic prostate cancer – there are only treatments to slow the progression of disease.

With the approval of Pluvicto® for patients with mCRPC post-taxane therapy and post ARPI therapy and prior to taxane therapy, targeted-radiotherapy has become a prominent component of the metastatic prostate cancer treatment paradigm. Pluvicto® generated sales of approximately $1.4 billion in the first nine months of 2025. In June 2025, Novartis announced expects to file an FDA submission in the second half of 2025 for Pluvicto® in metastatic hormone sensitive prostate cancer (“mHSPC”), that could add approximately 42,500 additional patients to the addressable market for Pluvicto®. With approximately one-third of patients not responding to PSMA-directed radiotherapy and that virtually all patients will progress on PSMA-directed radiotherapy within 12 months, we believe this demonstrates the high unmet need for a non-PSMA prostate cancer therapy such as ATNM-400.

In August 2025, we received a letter from Novartis Pharmaceuticals Corporation (the “Novartis Letter”) that is incorporated in this Form 10-Q as an exhibit. In that letter, Novartis strongly objected to statements that Actinium made comparing ATNM-400 and Pluvicto®. Given that ATNM-400 is in preclinical development and that we clearly indicated as such, we believe that the Novartis Letter is highly unusual. We believe the particular statements cited by Novartis were not misleading and were accurate depictions of our research findings that evaluated ATNM-400 versus 177Lu-PSMA-617, the active agent in Pluvicto® as well as 225Ac-PSMA-617, a targeted radiotherapy that is not yet approved but is being evaluated by multiple companies including Novartis. As we have reported, ATNM-400 demonstrated superior tumor control and improved overall survival in preclinical studies in prostate cancer bearing animals compared to 177Lu-PSMA-617. In addition, ATNM-400 demonstrated efficacy in prostate cancer tumors that developed resistance to 177Lu-PSMA-617. Therefore, we do not agree with any of the claims made in the Novartis Letter and do not believe Novartis has requisite legal authority or basis to challenge Actinium. Therefore, we have not responded to Novartis but reserve all rights. We believe patients with mCRPC have high unmet needs that are not addressed by current therapies including Pluvicto® and intend to continue to develop ATNM-400 with the goal of addressing these patient needs.

With the only approved targeted radiotherapy in prostate cancer moving up in the treatment paradigm with very few differentiated products in clinical development, we believe there is a significant potential market opportunity for ATNM-400. Currently, over 30 PSMA-targeted radiotherapies are in various stages of development, of which few offer a substantial efficacy advantage compared to Pluvicto®. Re-treatment with PSMA-targeting agents has not yet been supported substantially in controlled clinical trials and could be less effective than targeting a different antigen due to potential reduction of PSMA surface expression as well as increased tumor heterogeneity following initial PSMA-targeted therapy.

We have demonstrated that ATNM-400’s differentiated target is expressed and druggable following ARPI therapy and PSMA radiotherapy. We believe ATNM-400 can therefore target a significant subset of the mCRPC patient population with aggressive disease who progressed on second generation ARPIs or have had no response to or progressed on Lu-177 labelled PSMA-targeted therapy. As ATNM-400 does not target PSMA, xerostomia or dry mouth, which can be a significant quality of life issue for patients with metastatic prostate cancer receiving PSMA-targeted radiotherapies as PSMA is expressed on salivary glands, would not be expected. Additionally, the antigen targeted by ATNM-400 is implicated in a pathway leading to ARPI-resistance in mCRPC patients and expression increases post-ARPI treatment; therefore, along with the tumor suppressing ability of Ac-225, ATNM-400 displays a compelling mechanism for synergy with ARPIs. This mechanistic synergy is supported by the complete tumor regression in 40 percent of tumor bearing animals treated with the combination of ATNM-400 and the ARPI enzalutamide. As a result, we believe ATNM-400 has the potential to address critical gaps in prostate cancer treatment as a monotherapy or in combination or sequenced with other therapeutic modalities.

NSCLC

Of the approximately 226,650 new lung cancer cases expected to be diagnosed in 2025, 85 percent are NSCLC of which a significant portion harbor an EGFR mutation. Approved therapies for EGFR-mutant NSCLC collectively generated approximately $7 billion in sales in 2024, including (TARGRISSO®, AstraZeneca) in the frontline setting that led the class with sales of $6.6 billion in 2024, the Trop-2 antibody drug conjugate Dato-DXd (DATROWAY®, AstraZeneca/Daiichi Sankyo) that was approved in January 2025 in the second line setting, and the EGFR-cMET bispecific antibody amivantamab (RYBREVANT®, J&J) in later lines that had sales of $0.3 billion in 2024. Despite osimertinib’s success as first-line therapy exhibited both in the FLAURA trial and through real-world evidence, disease progression is common, and the resistance mechanisms are highly heterogeneous, creating distinct patient segments for targeted therapies.

Following progression on osimertinib, approximately half of the patients with EGFR mutant NSCLC are expected to undergo second line treatment where DATROWAY® is the approved standard-of-care. Despite the recent approvals of targeted therapies in the post-osimertinib treatment setting, a significant unmet need remains for targeted therapies that can provide durable treatment options beyond chemotherapy. ATNM-400 produced superior efficacy in the first-line setting as a monotherapy and in combination with the leading EGFR treatment osimertinib as well as superior efficacy compared to second-and-third-line EGFR therapies DATROWAY and RYBREVANT.

EGFR-mutant NSCLC is a highly competitive field with AstraZeneca and Johnson & Johnson competing for market share for TAGRISSO® and RYBREVANT® with chemotherapy combinations aimed at improving OS and PFS. These chemotherapy combinations are currently being studied in clinical trials. AstraZeneca is conducting the FLAURA2 study to evaluate TAGRISSO® combined with chemotherapy and Johnson & Johnson is conducting the MARIPOSA trial studying RYBREVANT®. Improved survival outcomes have been reported in both studies compared to either agent alone, however, the addition of chemotherapy also resulted in increased toxicities. Notably, AstraZeneca and Johnson & Johnson have acquired or developed targeted radiotherapy assets and capabilities, however, their current assets are focused on prostate cancer. We believe the expansion into NSCLC represents significantly increases the potential addressable patient population for ATNM-400 and is also strategically aligned with the growing adoption of targeted radiotherapy by large biopharmaceutical companies and their therapeutics areas of interest.

We believe ATNM-400 could enable the combination of targeted radiotherapy with EGFR therapies in a novel way, which could facilitate market share expansion and extend treatment windows. Specific to TAGRISSO, ATNM-400’s target antigen is statistically significantly increased following osimertinib treatment supporting a mechanistic synergy when used in combination. As noted above, preclinically the combination of ATNM-400 and osimertinib produced complete tumor regression in 100 percent of tumor bearing animals. The clinical rationale for the ATNM-400 combination is further supported by a Phase 2 multicenter trial that was supported by AstraZeneca that showed EBRT combined with osimertinib improved PFS (Sampath et al. Lancet eClinicalMedicine, 2025) by 61 percent compared to osimertinib alone. We believe ATNM-400 has the potential to deliver precision targeted, powerful alpha radiation via Ac-225 which on a per-cell basis is approximately up to 4 to 8-times more biologically lethal than diffuse, low-energy EBRT. This may translate to higher response rates, lower toxicity, and entry into previously untreatable market segments.

HR+/HER2- Breast Cancer

Breast cancer is the most diagnosed cancer among woman in the United States with approximately 316,950 women expected to be diagnosed with the disease in 2025 according to the NCI. It is estimated that approximately 200,000 women are living with metastatic breast cancer in 2025, which is expected to grow to 250,000 in 2030. Of those diagnosed, hormone receptor-positive, HER2-negative (HR+/HER2-) breast cancer accounts for 70-75% of breast cancer, representing the largest subtype. In this setting, tamoxifen (endocrine therapy) and HER2-targeted therapy trastuzumab (Herceptin®, Roche and biosimilars) generated sales of approximately $4.0 billion in 2024. We believe ATNM-400 has potential to address unmet needs in this patient population.

Actimab-A Solid Tumor Program

Potential Pan Solid Tumor Therapy in Combination with PD-1 Checkpoint Inhibitors Including KEYTRUDA® and OPDIVO® by Depleting Myeloid Derived Suppressor Cells

Immunotherapy is the leading class of oncology therapies with PD-1 checkpoint inhibitors generating global sales of over $40 billion in 2024. PD-1 inhibitors have significantly improved patient outcomes across several solid tumor indications, however, not all patients have robust or durable responses, and the benefit of PD-1 inhibitors has not been realized in several cancer indications. As a result, there are extensive efforts to improve outcomes for these patients with multiple therapeutic modalities studied in combination with PD-1 inhibitors in attempt to improve patient outcomes. However, few combinations have produced a sufficient clinical benefit or have been approved. To our knowledge, our Actimab-A solid tumor program is the only CD33 targeted radiotherapy being evaluated in combination with PD-1 inhibitors. The rationale for studying Actimab-A in combination with the PD-1 inhibitors is based on the premise that depleting MDSCs, which express CD33, with Actimab-A may work synergistically and therefore improve the efficacy of drugs such KEYTRUDA® (Merck) or OPDIVO® (Bristol Myers Squibb).

MDSCs are immune-suppressive cells that help tumors evade immune detection and promote disease progression. They are overexpressed in the tumor microenvironment in several different solid tumors and associated with poor outcomes. PD-1 inhibitors work by binding and blocking PD-1, allowing T-cells to resume their anti-tumor activity. MDSCs function as a resistance mechanism by preventing T-cells from recognizing and attacking tumors, which we believe supports our strategy for using Actimab-A to deplete MDSCs to reenable PD-1 inhibitors to work after patients stop responding to or in indications where PD-1 inhibitors have had limited clinical success.

Potential Mechanistic Synergy of Actimab-A with PD-1 Inhibitors

Clinical and preclinical studies, including studies we have conducted, have shown that MDSCs are overexpressed in patients with cancers. For instance, a study by Bronte et al., in patients with NSCLC receiving PD-1 inhibitors evaluated the role of immune cells on patient outcomes. In this study, MDSCs were the only immune cell subtype to show a statistically significant association with tumor response. The median level of MDSCs was determined to be 1.9percent with patients above that level being classified as “High-MDSC” and patients below that level being classified as “Low-MDSC”. In this study, only Low-MDSC patients had a clinical response, with no responses observed in High-MDSC patients and over 80percent of High-MDSC patients having progressive disease. In addition, Low-MDSC patients had a statistically significantly improvement in PFS of 8.39 months compared to 1.94 months in High-MDSC patients and OS of 15.15 months compared to 3.03 months in High-MDSC patients.

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

We believe there is strong scientific and clinical rationale supporting the potential for Actimab-A to deplete CD33 expressing MDSCs and hence improve patient outcomes with PD-1 ICIs such as KEYTRUDA® and OPDIVO®. Our Actimab-A MDSC solid tumor program is expected to initially evaluate the combination of Actimab-A with KEYTRUDA® or OPDIVO® in a basket trial in patients with head and neck squamous cell carcinoma (“HNSCC”), NSCLC, Glioblastoma Multiforme (“GBM”) and colorectal cancer that are PD-1 inhibitor naïve.

The objective of this trial would be to evaluate the safety and tolerability as well as following endpoints including ORR, PFS and OS. Further, the following biomarker data would be collected including the pattern of depletion of CD33-positive MDSCs and T-cell activity in peripheral blood. We are completing a regulatory submission to advance this trial and expect initial proof of concept data in the first half of 2026.

Actimab-A Hematology Therapeutic Program

Mutation Agnostic Mechanism of Action with Backbone Therapy Potential in Mutation Rich, Highly Radiosensitive Myeloid Malignancies such as AML

We are developing Actimab-A to leverage the mutation-agnostic mechanism of Ac-225 and ubiquitous expression of CD33 in AML. We believe Actimab-A has the potential become a backbone therapy in AML, which is extremely heterogenous and radiosensitive, either as a single agent or in combinations with chemotherapy, targeted agents, cellular therapy and immunotherapy.

Our development strategy is to exploit these properties of Actimab-A to address the unmet needs of patients with myeloid malignancies across the treatment journey including the frontline, relapsed/refractory and maintenance settings. To accomplish this, we are leveraging our clinical development experience, clinical data and preclinical work supporting Actimab-A’s mutation agnostic capabilities across multiple treatment settings including currently planned trials in r/r AML in combination with chemotherapy CLAG-M and frontline AML in combination with Venetoclax and hypomethylating agents We are evaluating multiple studies leveraging Actimab-A’s mutation agnostic profile in AML including trials under our CRADA.

Actimab-A + CLAG-M Phase 2/3 Trial

We have aligned with the FDA on a randomized pivotal Phase 2/3 trial to compare Actimab-A + CLAG-M, a chemotherapy regimen, to CLAG-M alone in patients with r/r AML. This trial is supported by the Phase 1 Actimab-A + CLAG-M trial that produced favorable rates of overall response and measurable residual disease negativity (“MRD-negativity”) as well as demonstrated improved survival outcomes in heavily pretreated, r/r AML patients with high-risk features including TP53 mutations and prior venetoclax therapy, which are associated with negative outcomes.

MRD Negativity and Overall Survival Across Patient Groups

In addition to the results above, seventy percent of eligible patients proceeded to a BMT with Actimab-A + CLAG-M, with 24-month median OS reported in these patients. These results compare highly favorably to the <2 to 4-month OS reported in r/r AML patients with a TP53 mutation or prior venetoclax therapy.

Based on our interactions with the FDA, this trial will first complete a Phase 2 portion where the Actimab-A dose will be optimized in combination with CLAG-M. Once we have the Phase 2 results, we will meet with FDA to determine the optimized Actimab-A dose and obtain feedback on our Phase 3 protocol. We expect this interim analysis and meeting with FDA will allow for an operationally seamless transition to the Phase 3 portion of the study, which may reduce time and resources required compared to separate Phase 2 and Phase 3 studies.

We expect the primary endpoint of the Phase 3 trial will be OS. Event-Free Survival (“EFS”) and other efficacy measures as well as safety will also be evaluated. We are actively seeking potential strategic partners or collaborators to advance this trial.

Actimab-A NCI CRADA Trials

In 2023, we entered into a CRADA with NCI to develop Actimab-A for the treatment of patients with AML and other hematologic malignancies. The NCI will serve as the regulatory sponsor for any clinical trials mutually approved by both parties to study Actimab-A. The CRADA will provide support for and may accelerate the development of Actimab-A alone or in combination with chemotherapy, immunotherapy, targeted agents and other novel combinations. The CRADA studies will be overseen by the NCI in collaboration with Actinium’s clinical development team, where we have the right to review and approve all protocols and have full rights to all data. Under the NCI CRADA, we will supply Actimab-A and NCI will cover all clinical trial execution and development expenses, which we believe will be a cost-efficient approach as opposed to a Company sponsored trial. The NCI Cancer Therapy Evaluation Program (“CTEP”), which sponsors approximately two thirds of all combination cancer studies, will accept Letters of Intent (“LOIs”) or concepts for Phase 1, 2 or 3 studies of Actimab-A in AML and other hematological malignancies such as high-risk myelodysplastic syndromes (“MDS”).

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

Additional clinical trial concepts for Actimab-A have been submitted through our CRADA. We believe this supports the differentiated profile of Actimab-A for hematologic and solid tumor indications and presents an opportunity to expand Actimab-A’s addressable market for a potential partner or collaborator. However, as a result of the recent government shutdown that began on October 1, 2025 and ended on November 12, 2025, we expect to experience delays to our current and planned trials under the CRADA. See Risk Factors – “Disruptions at the FDA, the SEC and other government agencies or comparable regulatory authorities caused by the government shutdown, funding shortages or global health concerns, in addition to substantial uncertainty regarding the new Administration’s initiatives and how these might impact the FDA, its implementation of laws, regulations, policies and guidance, and its personnel, could hinder government agencies’ ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which our business operations rely, including timely reviews, which could negatively impact our business.”

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

We presented preclinical data in April 2025 at the AACR annual meeting demonstrating that the combination of Actimab-A with standard of care targeted AML therapies including menin and FLT3 inhibitors and the HMA azacitidine resulted in statistically significant antileukemic activity in AML cells lines with FLT3, NPM1, KMT2A and TP53 mutations. Additionally, in animal models, Actimab-A showed statistically significant enhanced tumor growth inhibition, prolonged the duration of response and survival when combined with the menin inhibitor revumenib, and potentiated AML cell killing in combination with the FLT3 inhibitor gilteritinib and HMA azacitidine. We expect to present additional data supporting Actimab-A’s mutation agnostic capabilities and backbone potential at future scientific and medical conferences. In addition, we will continue to explore potential clinical trials under our CRADA with NCI, investigator-initiated trials or under our sponsorship.

Iomab-ACT Targeted Conditioning Program

Universal, Non-Chemotherapy Conditioning for Improved Patient Access and Outcomes

Iomab-ACT is our next-generation targeted conditioning agent directed against CD45, a target expressed widely across the hematopoietic system including normal nucleated immune cells such as lymphocytes that are relevant to this program and uses the Iodine-131(“I-131”) radioisotope payload. We are developing Iomab-ACT to condition or prepare patients’ immune system to enable cell and gene therapies in both malignant and non-malignant hematologic indications. Iomab-ACT utilizes non-myeloablative doses of I-131, to not fully deplete the patient’s bone marrow and immune system with the goal of improving patient access and outcomes for potentially curative cell and gene therapies by replacing the need for the non-targeted, chemotherapy-based conditioning regimens currently used, which are associated with toxicities that limit patient access. As an example, in order to receive gene therapy, SCD patients receive Busulfan, a chemotherapy associated with infertility, that can therefore require patients to undertake fertility counseling. Iomab-ACT is currently being studied in three clinical trials. These trials include Iomab-ACT with a commercial CAR-T therapy, Iomab-ACT prior to allogeneic bone marrow transplant for patients with SCD, which could potentially inform a trial design with gene therapy for SCD, and Iomab-ACT with a novel investigational CD19 CAR-T therapy. We expect initial clinical data from the Iomab-ACT commercial CAR-T therapy and SCD trials in the first half of 2026.

Iomab-B

Targeted Conditioning for Bone Marrow Transplant

We previously advanced our targeted conditioning program Iomab-B through the Phase 3 Study of Iomab-B in Elderly Relapsed and Refractory AML (“SIERRA”) trial, a 153 patient, randomized multi-center trial conducted in the United States and Canada. Iomab-B is comprised of the anti-CD45 monoclonal antibody apamistamab with myeloablative doses of I-131 intended to enable patient access to BMT, the only potentially curative treatment option for patients with r/r AML. The SIERRA trial met the primary endpoint with statistical significance, as 22% of patients (13/76) on the Iomab-B arm achieved durable Complete Remission (“dCR”) compared to 0% of patients (0/77) on the control arm resulting in a p-value of <0.0001. The SIERRA trial met the secondary endpoint of Event-Free Survival (“EFS”) with a 78% reduction in the probability of an event (Hazard Ratio=0.22, p<0.0001 for both per protocol and ITT basis). EFS at 180 days for the Iomab-B arm was 28% compared to 0.2% for the control arm. In the SIERRA trial, an event was defined as one of the following: a patient not achieving CR/CRp or crossing over, patient not receiving BMT, a patient relapsing or death. The SIERRA trial did not, however, meet the secondary endpoint in achieving a statistically significant improvement in OS in the intent to treat (“ITT”) population.

On August 5, 2024, Actinium announced that it concluded both its clinical and Chemistry, Manufacturing and Controls (“CMC”) interactions with the FDA regarding the BLA pathway for Iomab-B based on the SIERRA trial results. As previously disclosed, we had received what we believe to be positive feedback from the FDA regarding our CMC package for Iomab-B and were also assigned a BLA number. However, in the third quarter of 2024, the FDA provided definitive feedback that the SIERRA trial alone is not adequate to support a BLA filing for Iomab-B, despite (a) the SIERRA trial meeting the primary endpoint of dCR with statistical significance (p-value<0.0001) and other positive secondary endpoints including Event Free Survival (“EFS”) and safety, and (b) our presentation of several additional analyses from the SIERRA study, including long-term follow-up demonstrating a trend towards improved OS and evidence of survival benefit in patients with high-risk TP53 mutations, to support Iomab-B’s impact on OS. The FDA indicated that demonstrating an OS benefit in a randomized head-to-head trial is necessary and has advised us to conduct a study to evaluate allogeneic BMT using Iomab-B plus a reduced intensity conditioning regimen of fludarabine and total body irradiation (“Flu/TBI”) versus allogeneic BMT using reduced intensity conditioning comprised of cyclophosphamide plus Flu/TBI. This proposed additional study differs from the SIERRA trial, which allowed physician’s choice of salvage chemotherapies and heterogenous conditioning regimens in the control arm. Additionally, the proposed new study will not allow patients to cross over from the control arm, which was allowed in the SIERRA trial and confounded the OS analysis in the ITT patient population, as nearly 60% of patients crossed over from the control arm.

Actinium continued interactions with the FDA in 2024 and 2025 to further discuss the specifics of the additional head-to-head clinical trial required by the FDA. Based on these interactions, Actinium has reached agreement with the Agency on a Phase 2 clinical trial protocol and has been authorized by FDA to initiate the Phase 2 portion of the trial. We are actively seeking a strategic partner for Iomab-B in the U.S. to execute the Phase 2/3 clinical trial. This planned study will consist of a Phase 2 dose optimization portion to demonstrate safety and efficacy with the dose of Iomab-B based on absorbed dose by the bone marrow, rather than the maximum tolerable dose of 24 Gy of radiation to the liver as was done in the SIERRA trial based on several interactions we had with the FDA before starting the SIERRA trial. Once what the FDA considers adequate safety data to establish a treatment plan for the Phase 3 protocol is gathered, a meeting with the FDA will be necessary to gain approval to proceed to the Phase 3 portion of this planned trial. The optimized dose established in the Phase 2 portion is then expected to be studied in the randomized Phase 3 portion to evaluate allogeneic BMT using Iomab-B plus a reduced intensity conditioning regimen of Flu/TBI versus allogeneic BMT using reduced intensity conditioning comprised of cyclophosphamide plus Flu/TBI. The study population will be all adult patients age 18 and above with active AML with blasts counts between 5 and 20 percent. This is a broader patient population than the patients enrolled on the SIERRA trial, which only enrolled patients aged 55 and above and with blast counts that exceeded 20 percent.

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

Hematology Portfolio Strategic Partnering Opportunities

At this time, we are seeking a strategic partner for Iomab-B in the U.S., and we may seek to partner, divest, spin-out, or out-license Iomab-B, Actimab-A or Iomab-ACT individually or collectively for all non-solid tumor indications. We believe our hematology portfolio represents an attractive partnering or licensing opportunity that can establish a specialty radiotherapy franchise supported by robust clinical data, multiple value drivers and a large addressable market opportunity. See Risk Factors – “We continuously evaluate our business strategy and may modify our strategy as necessary to respond to developments in our business and other factors, and any such modification such as a divestiture, spin-off, spin-out, merger or acquisition, if not successful, could have a material adverse effect on our business, financial condition, and results of operations.”

2 Phase 2/3 Trials and 4 Phase 1 Trials Supported by NCI CRADA

Key Value Drivers

-	Clinical Validation: Data in over 500 patients treated with Iomab-B and Actimab-A

-	Concentrated Commercial Market: Addressable patient population primarily treated at the top 100 quaternary care centers in the U.S.

-	Favorable Commercial Dynamics: Strong synergy across Actimab-A, Iomab-B and Iomab-ACT given commercial call point overlap that can be services by a concentrated commercial force

-	Unmet Medical Need: Provides opportunity for commercial success with the only radiotherapies in development for these large markets

We believe Actimab-A, Iomab-B and Iomab-ACT collectively have the potential to be successful commercial products, if approved based on the high unmet needs of their addressable patient segments. In total, we believe this opportunity exceeds 400,000 patients in the U.S. and EU based internal market research and estimates

R&D and Platform Technology

Our R&D capabilities, we believe, have the potential to yield differentiated, high-value targeted radiotherapy programs that demonstrate our experience across multiple validated cancer targets and isotopes and cover broad areas of focus leveraging our clinical development experience across hematology, targeted conditioning, solid tumors, and next-generation radiotherapies. We have internal R&D capabilities with our research laboratory capable of executing in vitro and in vivo experiments and translational research. We are working on several preclinical programs which include novel approaches to validated cancer targets, as well as novel targets that we believe show immense potential for radiotherapeutic approaches. Preclinical pharmacology studies with our targeted radiotherapeutics, such as HER2, CD33 and CD38, have shown improved tumor growth inhibition in various preclinical tumor models.

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

We seek to expand our capabilities and technologies across therapeutic modalities, linker technologies and in vivo cancer models, and build visibility through presentations at key conferences and publications in journals of high impact. Our R&D efforts are centered on the advancement of key programs with a robust “fast-to-clinic” approach. Underpinning our development programs is our expanded patent portfolio of approximately 250 issued patents and pending patent applications worldwide.

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

We plan to establish our own manufacturing capabilities and intend to commence the build-out of a facility that will be capable of supplying final drug product for our current and planned clinical trials. We believe that having in-house manufacturing will provide enhanced control, flexibility and scalability to serve our current and planned clinical trials and R&D efforts as well as potential future activity.

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

As of November 2025, our patent portfolio is comprised of approximately 250 issued patents and pending patent applications worldwide, which we believe constitutes a valuable business asset. Our IP includes 48 patent families, including key patents that relate primarily to our radiotherapeutic candidates. Our patent portfolio includes 22 issued patents and 51 pending patent applications in the U.S., and 180 that are issued or pending internationally. The effective lives of the issued patents in our portfolio, or patents that may issue from the pending applications in our portfolio, ranges from expirations between 2026 and 2046.

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

Human Capital

As of November 13, 2025, we had 25 full-time employees, 12 of whom have Ph.D. or M.D. degrees and 20 of whom are engaged in research and development and clinical development activities. We believe that we have been successful to date in attracting skilled and experienced personnel despite the competitive hiring marketing in the industry. Our employees are not covered by a collective bargaining agreement, and we believe that our relationship with our employees is excellent. We continue to engage external consultants on an as-needed basis to temporarily supplement existing staff.

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

Stock option expense for the three months ended March 31, 2025 and March 31, 2024, respectively, three months ended June 30, 2025 and June 30, 2025, respectively and stock option expense for the three months and nine months ended September 30,2025 and September 30,2024, respectively, is presented below:

	Three months ended		Three months ended		Three months ended		Nine months ended
	March 31		June 30		September 30		September 30
$ in thousands	2025	2024	2025	2024	2025	2024	2025	2024
Research & Development	$2,070	$340	$16	$337	$9	$215	$2,095	$892
General & Administrative	6,657	887	33	885	24	891	6,714	2,663
Total	$8,727	$1,227	$49	$1,222	$33	$1,106	$8,809	$3,555

Results of Operations – Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Three Months Ended September 30,
(in thousands)	2025	2024
Revenue:
Revenue	$-	$-
Other revenue	90	-
Total revenue	90	-

Operating expenses:
Research and development, net of reimbursements	4,248	9,774
General and administrative	1,534	2,827
Total operating expenses	5,782	12,601

Other income:
Interest income – net	561	1,033
Total other income	561	1,033

Net loss	$(5,131)	$(11,568)

Revenue

We recorded no commercial revenue for the three months ended September 30, 2025 and September 30, 2024, respectively.

 Other revenue

The National Institutes of Health awarded us a Small Business Technology Transfer cost reimbursable grant to support a clinical collaboration with Memorial Sloan Kettering Cancer Center, or MSK, to study Iomab-ACT, our CD45-targeting Antibody Radio-Conjugate, for targeted conditioning to achieve lymphodepletion prior to administration of a CD19-targeted CAR T-cell therapy developed at MSK. We recognized other revenue during the three months ended September 30, 2025 of $0.1 million. There was no other revenue recognized for the three months ended September 30, 2024.

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

Our contract liabilities are recorded within Other revenue deferred – current liability or Long-term license revenue deferred in our condensed consolidated balance sheets depending on the short-term or long-term nature of the payments to be recognized. Our contract liabilities primarily consist of advanced payments from licensees. There was no Other revenue deferred-current liability at September 30, 2025 and December 31, 2024. Long-term license revenue deferred was $35 million at September 30, 2025 and December 31, 2024, resulting from the receipt from Immedica; this deferred revenue will be recognized upon the European Union’s regulatory approval of Iomab-B or provision of definitive feedback that Iomab-B will not receive approval in the European Union.

Stock-Based Compensation Expense

As noted above, the cancellation of stock options in March 2025 resulted in a significant decrease in non-cash stock compensation expense for the three months ended September 30, 2025. During the three months ended September 30, 2025 and September 30, 2024, total non-cash stock-based compensation expense, including stock option compensation expense, was $0.1 million and $1.3 million, respectively.

Research and Development Expense, net of reimbursements

Research and development expenses of $4.2 million for the three months ended September 30, 2025 decreased by $5.6 million from $9.8 million for the three months ended September 30, 2024. The decrease was primarily a result of a decline in outside CRO services and other preclinical R&D expenses of $4.3 million, lower compensation of $1.5 million due to lower headcount and lower non-cash stock-based compensation expense of $0.2 million due to the cancellation of stock options in March 2025. In the second quarter of 2025, we conducted a workforce optimization that reduced our headcount by approximately fourteen percent and announced a strategic pipeline prioritization.

General and administrative Expense

General and administrative expense of $1.5 million for the three months ended September 30, 2025 decreased by $1.3 million from $2.8 million for the three months ended September 30, 2024. The cancellation of stock options in March 2025 described above resulted in lower non-cash stock-based compensation expense of $1.0 million for the three months ended September 30, 2025 compared with the three months ended September 30, 2024. In addition, compensation decreased $0.2 million due to lower headcount due to recent workforce optimization aligned with our strategic pipeline prioritization that reduced our headcount by approximately 14 percent.

Other income

Other income is comprised of net interest income in both reporting periods. The amount for the three months ended September 30, 2025 of $0.6 million decreased from $1.0 million for the three months ended September 30, 2024 primarily due to a lower average cash balance during the respective time periods.

Net loss

Net loss of $5.1 million for the three months ended September 30, 2025 decreased by $6.5 million from $11.6 million for the three months ended September 30, 2024 primarily due to lower research and development expenses and lower general administrative expenses, partially offset by lower other income.

Results of Operations – Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Nine Months Ended September 30,
(in thousands)	2025	2024
Revenue:
Revenue	$-	$-
Other revenue	90	-
Total revenue	90	-

Operating expenses:
Research and development, net of reimbursements	16,827	25,234
General and administrative	13,096	9,382
Total operating expenses	29,923	34,616

Other income:
Interest income – net	1,886	3,025
Total other income	1,886	3,025

Net loss	$(27,947)	$(31,591)

Revenue

We recorded no commercial revenue for the nine months ended September 30, 2025 and September 30, 2024, respectively.

Other revenue

We recognized other revenue of $0.1 million for the nine months ended September 30, 2025. There was no other revenue recognized for the nine months ended September 30, 2024.

Stock-Based Compensation Expense

The cancellation of stock options on March 31, 2025, described above, resulted in a significant increase in non-cash stock-based compensation for the nine months ended September 30, 2025 compared to its prior-year period due to recognition of previously unrecognized stock-based compensation cost at the cancellation. During the nine months ended September 30, 2025 and September 30, 2024, total non-cash stock-based compensation expense, including stock option compensation expense, was $9.2 million and $4.1 million, respectively.

Research and Development Expense, net of reimbursements

Research and development expenses of $16.8 million for the nine months ended September 30, 2025 decreased by $8.4 million from $25.2 million for the nine months ended September 30, 2024. The decrease was primarily a result of a decline in outside CRO services and other preclinical R&D expenses of $5.6 million and lower compensation of $3.8 million due to lower headcount. In the second quarter of 2025, we conducted a workforce optimization that reduced our headcount by approximately fourteen percent and announced a strategic pipeline prioritization. These decreases were partially offset by higher non-cash stock-based compensation of $1.2 million, due to the cancellation of stock options described above.

General and administrative Expense

General and administrative expenses of $13.1 million for the nine months ended September 30, 2025 increased by $3.7 million from $9.4 million for the nine months ended September 30, 2024, as a result of higher non-cash stock-based compensation expense of $3.9 million, due to the cancellation of stock options described above.

Other income

Other income is comprised of net interest income in both reporting periods. The amount for the nine months ended September 30, 2025 of $1.9 million decreased from $3.0 million for the nine months ended September 30, 2024 primarily due to a lower average cash balance during the respective time periods.

Net loss

Net loss of $27.9 million for the nine months ended September 30, 2025 decreased by $3.7 million from $31.6 million for the nine months ended September 30, 2024 primarily due to lower research and development expenses of $8.4 million partially offset by higher general administrative expenses of $3.7 million as a result of higher non-cash stock-based compensation expense of $3.9 million for the nine months ended September 30, 2025 compared to the prior-year period due to the cancellation of stock options described above, along with lower other income.

Liquidity and Capital Resources

The following table sets forth selected cash flow information for the periods indicated:

	For the Nine Months Ended September 30,
(in thousands)	2025	2024
Cash used in operating activities	$(19,291)	$(27,321)
Cash used in investing activities	-	(11)
Cash used in/provided by financing activities	(214)	29,324

Net change in cash, cash equivalents and restricted cash	$(19,505)	$1,992

Net cash used in operating activities for the nine months ended September 30, 2025 was $19.3 million, a decrease of $8.0 million from $27.3 million in the prior-year period. In the nine months ended September 30, 2025, our net loss of $27.9 million excluding non-cash stock-based compensation expense of $9.2 million was $18.7 million. In the prior-year period, net loss of $31.6 million excluding non-cash stock-based compensation expense of $4.1 million was $27.5 million. This decrease in net cash used in operating activities of $8.8 million was offset by an increase in net operating assets and liabilities of $0.8 million.

There was no cash used in investing activities for the nine months ended September 30, 2025. Cash used in investing activities was $11 thousand for the nine months ended September 30, 2024 due to the purchase of equipment.

Cash used in financing activities for the nine months ended September 30, 2025 was $0.2 million. Net cash provided by financing activities of $29.3 million for the nine months ended September 30, 2024 was primarily from the sale of shares of common stock.

In August 2020, we entered into the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we are able to sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of our common stock. On June 28, 2022, we entered into an Amendment and Restated Capital on Demand™ Sales Agreement, or the Amended Sales Agreement, with JonesTrading and B. Riley Securities, Inc. The Amended Sales Agreement modifies the original Capital on Demand™ Sales Agreement to include B. Riley as an additional sales agent thereunder. Shares of common stock are offered pursuant to a shelf registration statement on Form S-3 (File No. 333-273911), which was declared effective February 5, 2024, including a base prospectus covering the offering, issuance and sale of up to $500 million of common stock, preferred stock, warrants, units and/or subscription rights; and a sales agreement prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of $200 million of common stock that may be issued and sold under the Amended Sales Agreement. During the nine months ended September 30, 2025, there were no sales of shares of common stock. For the nine months ended September 30, 2024, we sold 3.5 million shares of common stock, resulting in gross proceeds of $29.9 million and net proceeds of $29.3 million.

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

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We have evaluated the impact of the OBBBA and determined that it does not have a material impact on our consolidated financial position and results of operations.

Recently Issued Accounting Pronouncements

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which excludes from derivative accounting non-exchange-traded contracts with underlying terms that are based on operations or activities specific to one of the parties to the contract. However, this scope exception does not apply to (1) variables based on a market rate, market price, or market index, (2) variables based on the price or performance of a financial asset or financial liability of one of the parties to the contract, (3) contracts (or features) involving the issuer’s own equity that are evaluated under the guidance in Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and (4) call options and put options on debt instruments. We can apply the amendments in AUS 2025-07 either (1) prospectively to new contracts entered into on or after the date of adoption or (2) on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption for contracts existing as of the beginning of the annual reporting period of adoption. The amendments in ASU 2025-07 are effective January 1, 2027, for annual for annual reporting periods, including interim periods within annual reporting periods. Early adoption is permitted. We are evaluating the impact of ASU 2025-07 on its financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for software costs that are accounted for under Subtopic 350-40. The amendments in ASU 2025-06 remove all references to prescriptive and sequential software development stages (referred to as “project stages”) throughout Subtopic 350-40. Therefore, an entity is required to start capitalizing software costs when both of the following occur: (a) a company has authorized and committed to funding the software project and (b) it is probable that the project will be completed, and the software will be used to perform the function intended (referred to as the “probable-to-complete recognition threshold”). In evaluating the probable-to-complete recognition threshold, we are required to consider whether there is significant uncertainty associated with the development activities of the software, such as determining whether (a) the software being developed has technological innovations or novel, unique, or unproven functions or features, and the uncertainty related to those technological innovations, functions, or features, if identified, has not been resolved through coding and testing and (b) we determined what we need the software to do (for example, functions or features), including whether the entity has identified or continues to substantially revise the software’s significant performance requirements. ASU 2025-06 specifies that disclosures in Subtopic 360- 10, Property, Plant, and Equipment—Overall, are required for all capitalized internal-use software costs, regardless of how those costs are presented in the financial statements and removes the requirement to disclose internal-use software information pursuant to paragraphs 350-30-50-1 through 50-3. ASU 2025-06 supersedes the website development costs guidance and incorporates the recognition requirements for website-specific development costs from Subtopic 350-50, Website Development Costs, into Subtopic 350-40. The amendments in ASU 2025-06 permit an entity to apply the new guidance using either (i) a prospective transition approach, (ii) a modified transition approach that is based on the status of the project and whether software costs were capitalized before the date of adoption, or (iii) a retrospective transition approach. The amendments in ASU 2025-06 are effective January 1, 2028 for annual reporting periods, including interim periods within annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. We are evaluating the impact of ASU 2025-06 on our financial statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which permits a practical expedient whereby, when assessing credit losses on current accounts receivable and current contract assets, we would assume that current conditions as of the balance sheet date do not change for the remaining life of the asset and would not require us to consider adjustments to forecasts to also include anticipated changes in the future to the underlying conditions as of the balance sheet date when measuring the credit losses for current accounts receivable and current contract assets. The amendments in ASU 2025-05 are effective January 1, 2026 for annual reporting periods, including interim periods within annual reporting periods and is required to be applied on a perspective basis. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. The impact of ASU 2025-04 is not expected to be material to our financial statements.

In May 2025, FASB issued ASU 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer, which revises the Master Glossary definition of the term “performance condition” for share-based consideration payable to a customer to include conditions, such as vesting conditions, that are based on the volume or monetary amount of a customer’s purchases or potential purchases of goods or services from the grantor, including over a specified period of time. The revised definition also incorporates performance targets based on purchases made by other parties that purchase the grantor’s goods or services from the grantor’s customers. The revised definition of the term performance condition cannot be applied by analogy to awards granted to employees and nonemployees in exchange for goods or services to be used or consumed in the grantor’s own operations. ASU 2025-04 eliminates the policy election permitting a grantor to account for forfeitures as they occur for share-based awards granted to a customer. Separate policy elections for forfeitures remain available for share-based payment awards with service conditions granted to employees and nonemployees in exchange for goods or services to be used or consumed in the grantor’s own operations. ASU 2025-04 further clarifies that a grantor should not apply the guidance in Topic 606 on constraining estimates of variable consideration to share-based consideration payable to a customer. ASU 2025-04 permits a grantor to apply the new guidance on either a modified retrospective or a retrospective basis. The amendments in ASU 2025-04 are effective January 1, 2027, for annual reporting periods, including interim periods within annual reporting periods. We are evaluating the impact of ASU 2025-04 on our financial statements.

In November 2024, FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), to improve the disaggregation of expenses within the consolidated statement of operations. The amendments in ASU 2024-03 require disclosures in the notes to the consolidated financial statements and specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity disclose (a) employee compensation, (b) depreciation, and (c) intangible asset amortization included in each relevant expense caption; include certain amounts that are already required to be disclosed under current GAAP in the same disclosure as the other disaggregation requirements; and disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The amendments in ASU 2024-03 are effective January 1, 2027 and effective for interim periods beginning January 1, 2028, either on a prospective or retrospective basis. We are evaluating the impact of ASU 2024-03 on our financial statements.

Known Trends, Events and Uncertainties

The Company is subject to risks and uncertainties common to companies in the biopharmaceutical industry, including but not limited to, risks associated with completing preclinical studies and clinical trials, receiving regulatory approvals for product candidates, development by competitors of new biopharmaceutical products, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. In addition, the consequences of the ongoing geopolitical conflicts, such as the ongoing conflict between Russia and Ukraine and the ongoing conflict between Israel and Hamas, including related sanctions and countermeasures, and the effects of rising global inflation, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. The recent U.S. federal government shutdown, that began on October 1, 2025 and ended on November 12, 2025, curtailed operations of key agencies such as the FDA and the NIH, which includes the NCI, and may result in delays or disrupt our ability to advance clinical development of the current and planned clinical trials under our CRADA, obtain regulatory interactions/approvals, or secure government-funded grants. Additionally, recent changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, tariffs, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. For a further discussion of factors that may affect future operating results see the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statement Notice.”

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness, as of September 30, 2025, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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

On March 27, 2025, a putative class action complaint (the “Securities Complaint”) was filed by alleged stockholder Nitin Kohil against the Company and executives Sandesh Seth, Avinash Desai, Madhuri Vusirikala, and Sergio Giralt (the “Defendants”), styled Kohil v. Actinium Pharmaceuticals, Inc., et al., Case No. 1:25-cv-02553 in the United States District Court for the Southern District of New York. The Securities Complaint alleges that the Defendants made material misrepresentations and omissions concerning the Iomab-B Phase 3 Sierra Trial and the plaintiff asserts claims against all Defendants pursuant to section 10(b) of the Securities Exchange Act (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, as well as additional claims against the individual Defendants pursuant to Section 20(a) of the Exchange Act.  The Complaint purports to assert class action claims on behalf of all persons and entities that purchased or otherwise acquired Actinium securities between October 31, 2022 and August 2, 2024.  Plaintiff seeks unspecified damages.  On June 24, 2025, the court in the securities action appointed lead plaintiffs who filed an amended Securities Complaint on August 25, 2025. Defendants moved to dismiss the amended Securities Complaint on October 24, 2025. Lead plaintiffs’ opposition is due in late December 2025.

On May 5, 2025, a derivative shareholder complaint (the “Georges Complaint”) was filed against the Company and certain of the Company’s directors and officers alleging derivative liability for the allegations made in the Securities Complaint.  On May 13, 2025, a second derivative shareholder complaint (the “Robinson Complaint” and, together with the Georges Complaint, the “Derivative Complaints”) was filed against the Company and certain of the Company’s directors also alleging derivative liability for the allegations made in the Securities Complaint. On June 24, 2025, the Court consolidated the Derivative Complaints (the “Derivative Action”). On July 29, 2025, the parties to the Derivative Action filed a stipulation with the Court to stay the Derivative Action pending resolution of any motion to dismiss the Securities Complaint. The Court entered the stipulation on July 30, 2025.

The Company and other Defendants intend to defend vigorously against such claims, however, there can be no assurances as to the outcome.

ITEM 1A. RISK FACTORS

In analyzing our company, you should consider carefully the following risk factors, together with all of the other information included in this Quarterly Report on Form 10-Q. Factors that could cause or contribute to differences in our actual results include those discussed in the following subsection, as well as those discussed above in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our Annual Report on Form 10-K for the year ended December 31, 2024. Each of the following risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our company. The risks and uncertainties described below are not the only ones we face. Additional risks not currently known to us, or other factors not perceived by us to present significant risks to our business at this time also may impair our business operations.

 Summary of Risk Factors

We are providing the following summary of the risk factors contained in this Quarterly Report on Form 10-Q to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Quarterly Report on Form 10-Q in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

●	We are a clinical-stage company and have generated no revenue from commercial sales to date;

●	We have incurred net losses in every year since our inception and anticipate that we will continue to incur net losses in the future;

●	If we fail to obtain additional financing, we will be unable to continue or complete our product development or product commercialization and you will likely lose your entire investment;

●	We are highly dependent on the clinical, regulatory and commercial success of Iomab-B, Actimab-A, Iomab-ACT, ATNM-400 and other pipeline candidates which we may never achieve;

●	We continuously evaluate our business strategy and may modify our strategy as necessary to respond to developments in our business and other factors, and any such modification such as a divestiture, spin-off, spin-out, merger or acquisition, if not successful, could have a material adverse effect on our business, financial condition, and results of operations;

●	We may expand our business through the acquisition of rights to new product candidates that could disrupt our business, harm our financial condition and may also dilute current stockholders’ ownership interests in our company;

●	Our business could be adversely affected by the effects of future health epidemics;

●	Our business is subject to cybersecurity risk;

●	We have not demonstrated that any of our products are safe or effective for any indication and will continue to expend substantial time and resources on clinical development before any of our current or future product candidates will be eligible for FDA approval, if ever;

●	Our clinical trials may fail to demonstrate adequately the efficacy and safety of our product candidates, which would prevent or delay regulatory approval and commercialization;

●	Preliminary, Interim, and “top-line” data from our clinical trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data.;

●	Healthcare legislative reform measures intended to increase pressure to reduce prices of pharmaceutical products paid for by Medicare or, otherwise, affect the regulation of the U.S. healthcare system could have a material adverse effect on our business, future revenue, if any, and results of operations;

●	Changes in the healthcare industry and in healthcare spending could adversely affect our grant funded clinical programs, business, financial condition and results of operations;

●	We may rely on third parties to conduct certain aspects of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates;

●	We currently depend on single third-party manufacturers to produce our pre-clinical and clinical trial drug supplies. Any disruption in the operations of our current third-party manufacturers, or other third-party manufacturers we may engage in the future, could adversely affect our business and results of operations;

●	Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences;

●	Disruptions at the FDA and other government agencies caused by leadership changes, changes to regulatory approach, layoffs, funding shortages or global health concerns could negatively impact our business;

●	Our ability to advance clinical development of trials under our CRADA, obtain regulatory interactions/approvals, or secure government-funded grants may be delayed or disrupted by federal government shutdowns such as the recent shutdown that began October 1, 2025 and ended on November 12, 2025, as it curtailed operations of key agencies such as the FDA and the NIH;

●	Our patent position is highly uncertain and involves complex legal and factual questions;

●	The use of hazardous materials, including radioactive and biological materials, in our research and development efforts imposes certain compliance costs on us and may subject us to liability for claims arising from the use or misuse of these materials;

●	We are highly dependent on our key personnel, and the demand for talent in the biotechnology industry is highly competitive; if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement or execute our business strategy;

●	Certain provisions of our Certificate of Incorporation and Bylaws and Delaware law make it more difficult for a third party to acquire us and make a takeover more difficult to complete, even if such a transaction were in our stockholders’ interest; and

●	Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

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

We are not profitable and have incurred losses in each period since our inception. As of September 30, 2025 and December 31, 2024, we had an accumulated deficit of $403.8 million and $375.8 million, respectively. We reported a net loss of $27.9 million and $31.6 million for the nine months ended September 30, 2025 and 2024, respectively. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, which would have an adverse effect on our business prospects, financial condition and results of operation.

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

We are highly dependent on the clinical, regulatory and commercial success of ATNM-400, Actimab-A, Iomab-ACT, ATNM-400 and other pipeline candidates which we may never achieve

None of the drug candidates we are developing, or have developed, have received regulatory approval. Based on the current status of our pipeline candidates, it will likely take several years and additional clinical studies before we can seek approval for any drug candidate.

ATNM-400 is currently being studied preclinically and has not yet been studied in human subjects. There can be no assurances that we will advance ATNM-400 into clinical trials and even if we successful in doing so, our preclinical results to date may not translate in human subjects. Our Actimab-A drug candidate was studied in a Phase 2 clinical trial as a monotherapy, and we are now studying it in combination with other therapies. We believe we have aligned with the FDA on a Phase 2/3 trial that is intended to support a BLA filing. There can be no assurance that the Phase 2 portion of the trial will be successful and support advancing to the Phase 3 portion of the trial. In addition, our Iomab-ACT drug candidate has only been studied in a limited number of human subjects in a Phase 1 trial with a novel CAR-T therapy. While we believe the initial results from this trial were encouraging, there can be no assurance that future results with Iomab-ACT from the commercial CAR-T trial at UTSW or sickle cell conditioning trial at Columbia will be positive.

As for Iomab-B in particular, as previously disclosed, we completed the pivotal Phase 3 SIERRA trial (Study of Iomab-B in Elderly Relapsed or Refractory AML) and presented the trial results in February 2023, which were expected to support a BLA filing. The SIERRA trial met the primary endpoint of dCR with statistical significance (p-value<0.0001) but did not meet the secondary endpoint in achieving a statistically significant improvement in OS in the intent to treat population. On August 5, 2024, we announced that the FDA determined that the SIERRA trial alone is not adequate to support a BLA filing and is requiring an additional randomized head-to-head clinical trial to demonstrate an OS benefit in an intent to treat population. Further, the FDA is also requiring an additional dose optimization trial to calculate the dose of Iomab-B based on absorbed dose by the bone marrow, rather than the maximum tolerable dose of 24 Gy of radiation to the liver as was done in the SIERRA trial based on several interactions with the FDA prior to the start of the SIERRA trial. Based on this revised approach now required by the FDA, the safety and efficacy data generated from all Iomab-B studies, including the SIERRA trial, are inadequate to seek regulatory approval for Iomab-B, as dosing based on maximum tolerable dose of 24 Gy to the liver will lead to variable doses to the bone marrow (the target organ), result in underdosing or overdosing of patients and translate to a global patient safety risk. We are seeking a strategic partner for the U.S. in order to conduct the additional studies required by the FDA; however, we may not be successful in our efforts to find such a partner, or the trials and studies may not be successful. Further, there are no assurances that we can satisfy all of the FDA’s requests, and there could be additional regulatory hurdles that may result in either non-acceptance or non-approval of a future BLA filing. The U.S. commercial opportunity for Iomab-B may thus never be realized.

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

Disruptions at the FDA and other government agencies caused by government shutdowns, leadership changes, changes to regulatory approach, layoffs, funding shortages or global health concerns could negatively impact our business

The ability of the FDA to review proposed clinical trials or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, including executive and congressional priorities, the impacts of which are inherently fluid and unpredictable. Disruptions at the FDA and other agencies may slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business. Recently, the U.S. government shutdown from on October 1, 2025 to November 12, 2025, which curtailed operations at key agencies such as the FDA and NIH. Based on this shutdown, we expect trials under our CRADA with the NCI to be delayed. There can be no assurances if additional shutdowns will occur in the future. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current administration has enacted and continues to propose substantial reductions in force at various government agencies including the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could delay reviews and negatively impact our business. There has been significant turnover and recent changes in senior leadership at the FDA and other government agencies including the Center for Biologics Evaluation and Research (“CBER”), which is the division of the FDA that would oversee and review biologics-based targeted radiotherapies like those we currently develop and plan to continue to develop. We believe these changes could result in changes in the FDA’s perception of the approvability of therapies, the perceived value of certain therapies or therapeutic modalities, which could create material challenges for our development efforts. At this time, there is significant uncertainty and risks associated with future FDA regulatory policies and actions that could have a material negative impact on our business. Any or all of these factors could cause us to amend, suspend or terminate the development of certain of our preclinical or clinical programs, which could have material adverse impacts on our business, our product candidates or our ability to continue operations.

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

For instance, as for Iomab-B, despite the Phase SIERRA 3 trial meeting the primary endpoint of durable Complete Remission (dCR) with statistical significance (p-value<0.0001), the FDA has determined that demonstrating an OS benefit in a randomized head-to-head trial is required for a BLA filing. In addition, the FDA is also requiring that an additional dose optimization trial demonstrating safety and efficacy be completed to calculate the dose of Iomab-B based on absorbed dose by the bone marrow, rather than the maximum tolerable dose of 24 Gy of radiation to the liver as was done in the SIERRA trial based on several interactions we had with the FDA before starting the SIERRA trial. The head-to-head Phase 3 trial will evaluate allogeneic bone marrow transplant (BMT) using Iomab-B plus a reduced intensity conditioning regimen of fludarabine and total body irradiation (Flu/TBI) versus allogeneic BMT using reduced intensity conditioning comprised of cyclophosphamide plus Flu/TBI. This is different from the SIERRA trial, which allowed physician’s choice of salvage therapies and heterogenous conditioning regimens in the control arm. However, there are no assurances that the additional trials will be completed or successful or that we can satisfy all of the FDA’s requests. There could also be additional regulatory hurdles that may result in either non-acceptance or non-approval of a future BLA filing.

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

Our Actimab-A (lintuzumab-Ac-225) product candidate has also been studied in several Phase 1 and 2 trials under our sponsorship and investigator-initiated trials in patients with r/r AML and we plan to continue to study Actimab-A in clinical trials. Actimab-A is also being developed under a cooperative research and development agreement (CRADA) with the National Cancer Institute (NCI) and we expect clinical trials to be initiated that will study Actimab-A as a single agent or in combination with other therapies. Product candidates utilizing the lintuzumab antibody would require BLA approval before they can be marketed in the United States. We are in the early stages of evaluating other product candidates consisting of conjugates of Ac-225 with human or humanized antibodies for pre-clinical and clinical development in other types of cancer such as ATNM-400. The FDA may not approve these products for the indications that are necessary or desirable for successful commercialization. The FDA may fail to approve any IND, BLA or NDA we submit for new product candidates or for new intended uses or indications for approved products or future product candidates. Failure to obtain FDA approval for our products in the proposed indications would have a material adverse effect on our business prospects, financial condition and results of operations.

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

Disruptions at the FDA and other agencies may slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business and may cause us to amend our business strategy or. From October 1, 2025 until November 12, 2025, the U.S federal government was shutdown, which curtailed operations of key agencies such as the FDA and the NIH. Our ability to advance clinical development, obtain regulatory interactions/approvals, or secure government-funded grants may be delayed or disrupted by this recent federal government shutdown. For example, the NCI with whom we have a CRADA with for the development of Actimab-A was not operating during the shutdown. As a result, trials active and planned under our CRADA are expected to be delayed. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current administration has enacted and continues to propose substantial reductions in force at various government agencies including the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could delay reviews and negatively impact our business. There has been significant turnover and changes in senior leadership at the FDA and other government agencies including the Center for Biologics Evaluation and Research (“CBER”), which is the division of the FDA that would oversee and review biologics based targeted radiotherapies like those we currently develop and plan to continue to develop. We believe these changes could result in changes in the FDA’s perception of the approvability of therapies, the perceived value of certain therapies or therapeutic modalities, which could create material challenges for our development efforts. At this time, there is significant uncertainty and risks associated with future FDA regulatory policies and actions that could have a material negative impact on our business. Any or all of these factors could cause us to amend, suspend or terminate the development of certain of our preclinical or clinical programs, which could have material adverse impacts on our business, our product candidates or our ability to continue operations.

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

We cannot predict whether we will encounter problems with any of our ongoing or planned clinical trials that will cause us or regulatory authorities to delay, suspend, or discontinue clinical trials or to delay the analysis of data from ongoing clinical trials. Any of the following could delay or disrupt the clinical development of our product candidates and potentially cause our product candidates to fail to receive regulatory approval:

●	conditions imposed on us by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

●	delays in receiving, or the inability to obtain, required approvals from IRBs or other reviewing entities at clinical sites selected for participation in our clinical trials;

●	delays in enrolling patients into clinical trials;

●	a lower than anticipated retention rate of patients in clinical trials;

●	the need to repeat or discontinue clinical trials as a result of inconclusive or negative results or unforeseen complications in testing or because the results of later trials may not confirm positive results from earlier preclinical studies or clinical trials;

●	inadequate supply, delays in distribution, deficient quality of, or inability to purchase or manufacture drug product, comparator drugs or other materials necessary to conduct our clinical trials;

●	unfavorable FDA or other foreign regulatory inspection and review of a clinical trial site or records of any clinical or preclinical investigation;

●	serious and unexpected drug-related side effects experienced by participants in our clinical trials, which may occur even if they were not observed in earlier trials or only observed in a limited number of participants;

●	a finding that the trial participants are being exposed to unacceptable health risks;

●	Funding cuts to the NCI, which could delay and/or pauses or termination of our ongoing and planned clinical trials under our CRADA;

●	the placement by the FDA or a foreign regulatory authority of a clinical hold on a trial; or

●	delays in obtaining regulatory agency authorization for the conduct of our clinical trials.

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

Initiating and completing clinical trials necessary to support FDA approval of a BLA for ATNM-400, Actimab-A, Iomab-ACT, Iomab-B, and other product candidates, is a time-consuming and expensive process, and the outcome is inherently uncertain. Moreover, the results of early clinical trials are not necessarily predictive of future results, and any product candidate we advance into clinical trials may not have favorable results in later clinical trials.

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

Even if our preclinical studies are favorable and our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims or that the FDA or foreign authorities will agree with our conclusions regarding them. Success in pre-clinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and pre-clinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses. If the FDA concludes that any current or future clinical trials for ATNM-400, Actimab-A, Iomab-ACT, Iomab-B or any other product candidate for which we might seek approval, have failed to demonstrate safety and effectiveness, we would not receive FDA approval to market that product candidate in the United States for the indications sought. In addition, such an outcome could cause us to abandon the product candidate and might delay the development of others. Any delay or termination of our clinical trials will delay or preclude the filing of any submissions with the FDA and, ultimately, our ability to commercialize our product candidates and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of a product candidate’s profile.

The intellectual property related to certain antibodies we have licensed has expired or likely expired.

The key patents related to the humanized antibody lintuzumab, which we use in our Actimab-A product candidate, have expired. It is generally possible that others may be eventually able to use an antibody with the same sequence, and we will then need to rely on additional patent protection covering alpha particle drug products comprising Ac-225. Our final drug construct, Actimab-A, consists of the lintuzumab antibody labeled with the isotope Ac-225. We currently own issued and pending patents relating to methods of manufacturing Actimab-A, methods of treatment using Actimab-A and production of the Ac-225 isotope. In addition, we possess trade secrets and know how related to the manufacturing and use of isotopes. Any competing product based on the lintuzumab antibody is likely to require several years of development before achieving our product candidate’s current status and may be subject to significant regulatory hurdles, but such development by others is nevertheless a possibility that could negatively impact our business in the future. We own 4 issued U.S. patents, 2 issued Canadian patents, 2 issued European patent (each validated as a national patent in several countries) and 1 issued Japanese patent that relate to the composition of our Iomab-B product candidate. Patent applications relating to Iomab-B are also pending in the U.S. and internationally. We have and may continue to file patents related to Iomab-B that can provide barriers to entry but there is no certainty that these patents will be granted or such granting thereof will adequately prevent others from seeking to replicate and use the apamistamab antibody or the construct. Our patent portfolio includes pending applications related to radioimmunoconjugate composition, formulation administration, and methods of use in treating solid or liquid cancers. This subject matter includes composition, administration, and methods of treatment for our product candidates Actimab-A and Iomab-B. Any competing product based on the antibody used in Iomab-B is likely to require several years of development before achieving our product candidate’s current status and may be subject to significant regulatory hurdles. Further, if approved, Iomab-B would be entitled to 12 years of market exclusivity in the U.S. and 10 years in Europe, during which time no generic biologic or biosimilar product referencing Iomab-B can be granted marketing approval.

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

Healthcare legislative reform measures intended to increase pressure to reduce prices of pharmaceutical products paid for by Medicare or, otherwise, affect the regulation of the U.S. healthcare system could have a material adverse effect on our business, future revenue, if any, and results of operations.

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

There have been significant judicial, administrative, executive, and legislative initiatives to modify, limit, replace, or repeal the Affordable Care Act since its enactment. For example, during his first term, former President Trump issued several Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress considered legislation that would repeal or replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of the Affordable Care Act have been passed. For example, the Tax Cuts and Jobs Act of 2017 eliminated the Affordable Care Act provision requiring individuals to purchase and maintain health coverage, or the “individual mandate,” by reducing the associated penalty to zero, beginning in 2019. In December 2018, a district court in Texas held that the individual mandate is unconstitutional and that the rest of the Affordable Care Act is, therefore, invalid. On appeal, the Fifth Circuit Court of Appeals affirmed the holding on the individual mandate but remanded the case back to the lower court to reassess whether and how such holding affects the validity of the rest of the Affordable Care Act. The Fifth Circuit’s decision on the individual mandate was appealed to the U.S. Supreme Court. On June 17, 2021, the Supreme Court held that the plaintiffs (comprised of the state of Texas, as well as numerous other states and certain individuals) did not have standing to challenge the constitutionality of the Affordable Care Act’s individual mandate and, accordingly, vacated the Fifth Circuit’s decision and instructed the district court to dismiss the case. As a result, the Affordable Care Act remained in effect in its then-current form; however, we cannot predict what additional challenges may arise in the future, the outcome thereof, or the impact any such actions may have on our business. This uncertainty has become even greater given the new Trump administration and its proposed agenda.

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

The Biden administration also introduced various measures in 2021 focusing on healthcare and drug pricing, in particular. For example, on January 28, 2021, former President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021, and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. On the legislative front, the American Rescue Plan Act of 2021 was signed into law on March 11, 2021, which, in relevant part, eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source drugs and innovator multiple source drugs, which began on January 1, 2024. And, in July 2021, the Biden administration released an executive order entitled, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response, on September 9, 2021, the Department of Health and Human Services (“HHS”) released a “Comprehensive Plan for Addressing High Drug Prices” that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles.

On August 16, 2022, former President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”), which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms. Specifically, the IRA authorizes and directs the HHS to set drug price caps for certain high-cost Medicare Part B and Part D qualified drugs, with the initial list of drugs announced on August 29, 2023, and the first year of maximum price applicability to begin in 2026. The IRA further authorizes the HHS to penalize pharmaceutical manufacturers that increase the price of certain Medicare Part B and Part D drugs faster than the rate of inflation. The IRA creates significant changes to the Medicare Part D benefit design by capping Part D beneficiaries’ annual out-of-pocket spending at $2,000 beginning in 2025. Further, on July 4, 2025, President Trump signed the One Big Beautiful Bill Act into law which, among other things, is expected to reduce funding to federal healthcare programs, imposes additional requirements to be eligible for healthcare, and clarifies exclusions for orphan drugs under IRA’s Drug Price Negotiation Program

More recently, the current Trump Administration is pursuing policies intended to, among other things, reduce regulations and expenditures across government (including at the HHS, FDA, NIH, CMS, and other related agencies), lower prescription drug prices, and enhance drug price transparency. These actions, such as those directed by executive orders, may propose policy changes that create additional uncertainty for our business. For example, on April 15, 2025, the Trump Administration released an executive order entitled, “Lower Drug Prices by Once Again Putting Americans First,” which among other things, included multiple directives to various agencies aimed at lowering prescription drug prices. Additionally, on September 30, 2025, the Trump Administration announced the first agreement with a major pharmaceutical company that requires the drug manufacturer to offer, through a direct-to-consumer platform, U.S. patients and Medicaid programs prescription drug Most-Favored Nation (“MFN”) pricing equal to or lower than those paid in other developed nations, with additional mandates for direct-to-patient discounts and repatriation of foreign revenues. Other recent actions and proposals include, for example, (1) reducing federal agencies workforces; (2) directing program cuts; (3) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing MFN pricing for pharmaceutical products; (5) directing certain federal agencies to enforce existing law regarding hospital and price plan price transparency and by standardizing prices across hospitals and health plans; and (6) as part of the Make America Healthy Again (MAHA) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising. These actions and policies may significantly reduce drug prices, potentially impacting manufacturers’ drug pricing strategies and profitability, while increasing operational costs and compliance risks.

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

Current and future legislative and regulatory changes aimed to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for healthcare products and treatments. Any reduction in coverage or reimbursement from Medicare, Medicaid, or other government programs may result in similar actions taken by private payors such as reductions in payments. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates.

Changes in the healthcare industry and in healthcare spending could adversely affect our grant funded clinical programs, business, financial condition and results of operations.

Our business and research efforts rely, in part, on funding and support from U.S. government agencies such as the NIH, NCI and HHS. Government funding for these programs is subject to annual budgetary decisions, which can be unpredictable and influenced by shifting political and economic priorities. Reductions in government support for cancer research or other healthcare initiatives could limit grants, contracts, or other financial resources that we or our research collaborators depend on, potentially delaying our clinical programs and increasing our reliance on alternative funding sources. From October 1, 2025 until November 12, 2025, the U.S federal government was shutdown, which curtailed operations of key agencies such as the FDA and the NIH. The NCI, with whom we have a CRADA with for the development of Actimab-A, was not operating during the shutdown. As a result, our ability to advance clinical development, obtain regulatory interactions/approvals, or secure government-funded grants may be delayed or disrupted by the federal government shutdown. For example, active and planned trials under our CRADA are expected to be delayed.

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

Disruptions at the FDA, the SEC and other government agencies or comparable regulatory authorities caused by government shutdowns, funding shortages or global health concerns, in addition to substantial uncertainty regarding the new Administration’s initiatives and how these might impact the FDA, its implementation of laws, regulations, policies and guidance, and its personnel, could hinder government agencies’ ability to hire and retain key leadership and other personnel, or otherwise prevent new products and services from being developed or commercialized in a timely manner, or otherwise prevent those agencies from performing normal business functions on which our business operations rely, including timely reviews, which could negatively impact our business.

The ability of the FDA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government shutdowns, which recently occurred from October 1, 2025 until November 12, 2025, budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes that may otherwise affect the FDA’s or comparable foreign regulatory authorities’ ability to perform routine functions. In addition, government funding of the SEC and other government agencies or comparable foreign regulatory authorities on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Further, continuation of the current government shutdown or future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue to fund our operations.

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

Third-party payors may not adequately reimburse customers for any product candidates that we may commercialize or promote and may impose coverage restrictions or limitations such as prior authorizations and step edits that affect their use.

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

We may have conflicts with our partners, such as conflicts concerning the interpretation of preclinical or clinical data, pertaining to the global patient safety profile or efficacy results of our products, the achievement of milestones, the interpretation of contractual obligations, payments for services, development obligations or the ownership of intellectual property developed during our collaboration. We may seek to amend, modify or terminate agreements with partners, suppliers or service providers related to ATNM-400, Actimab-A, Iomab-ACT or Iomab-B, but there can be no assurance that we can do so successfully or negotiate terms that are favorable to us. Failure of which can increase the risk of or result in litigation or alternative dispute resolution options taken against us. Further, we may exercise our decision-making authority under certain circumstances pertaining to global patient safety related to our products, which our partners may disagree with and may result in potential conflicts and public disclosure of our rationale and position. If any conflicts arise with any of our partners, such partner may act in a manner that is adverse to our best interests. Any such disagreement could result in one or more of the following, each of which could delay or prevent the development or commercialization of our product candidates, and in turn prevent us from generating revenues: unwillingness on the part of a partner to pay us milestone payments or royalties we believe are due under a collaboration; uncertainty regarding ownership of intellectual property rights arising from our collaborative activities, which could prevent us from entering into additional collaborations; unwillingness by the partner to cooperate in the development or manufacture of the product, including providing us with product data or materials; unwillingness on the part of a partner to keep us informed regarding the progress of its development and commercialization activities or to permit public disclosure of the results of those activities; initiating litigation or alternative dispute resolution options by either party to resolve the dispute; or attempts by either party to terminate the agreement. Litigation or alternative dispute resolution options can be lengthy and expensive, require significant time and attention from our management and are highly uncertain. There can be no assurance that if we pursue, or a partner pursues litigation or alternative dispute resolution options, that we will prevail. Monetary and equitable damages awarded against us could have a material adverse effect on our business.

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

As a result, our owned and licensed patents may be held invalid, and we may not be able to obtain and enforce patents and to maintain trade secret protection for the full commercial extent of our technology. The extent to which we are unable to do so could materially harm our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on April 17, 2013).

3.2	Certificate of Amendment to Certificate of Incorporation, as amended, filed January 7, 2014 (incorporated by reference to Exhibit 3.5 to Form S-1 filed on January 31, 2014).

3.3	Certificate of Amendment to Certificate of Incorporation, as amended, filed February 3, 2014. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 7, 2014).

3.4	Certificate of Amendment to Certificate of Incorporation, as amended, filed on February 26, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 4, 2015).

3.5	Certificate of Amendment to Certificate of Incorporation, as amended, filed on February 26, 2018 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 26, 2018).

3.6	Certificate of Amendment to Certificate of Incorporation, as amended, filed on March 6, 2019 (incorporated by reference to Exhibit 3.7 to Form 10-K filed on March 15, 2019).

3.7	Certificate of Amendment to Certificate of Incorporation, as amended, filed on June 16, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 16, 2020).

3.8	Certificate of Amendment to Certificate of Incorporation, as amended, filed on August 10, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 14, 2020).

3.9	Amended and Restated Bylaws, dated August 9, 2018 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on August 9, 2018).

3.10	Amendment to Amended and Restated Bylaws, dated May 7, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 5, 2020).

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2**	Certification of the Principal Financial and Accounting Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.1*	Letter from Novartis Pharmaceuticals Corporation, dated August 5, 2025

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTINIUM PHARMACEUTICALS, INC.

Date: November 14, 2025	By:	/s/ Sandesh Seth
Sandesh Seth
Chairman and Chief Executive Officer (Duly Authorized Officer and Principal Executive Officer)

	By:	/s/ Steve O’Loughlin
Steve O’Loughlin
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)