Form 10-K
period 2025-12-31
Actinium Pharmaceuticals, Inc.
filed 2026-03-30
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ Annual Report Pursuant To Section 13 or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock on the NYSE American on June 30, 2025 was $43,663,089.

As of March 30, 2026, 31,374,994 shares of common stock, $0.001 par value per share, were outstanding.

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

ii

PART I

ITEM 1. BUSINESS.

Description of Our Business

We are a clinical-stage biopharmaceutical company pioneering the development of targeted radiotherapies to address significant unmet medical needs in oncology. We are focused on employing a biology-driven approach to develop differentiated, first-in-class radiopharmaceutical therapeutics for patients with solid tumors and hematologic malignancies. Our mission is to transform cancer treatment by delivering innovative radioconjugates that maximize therapeutic efficacy while minimizing toxicity to healthy tissue by combining our deep understanding of tumor biology and translational medicine with our expertise in radiochemistry.

Since our inception, we have focused on developing innovative and differentiated radiotherapies. Our pipeline of both early and later stage development programs is a testimony to our approach in three areas with: (1) two novel solid tumor product candidates, ATNM-400 and Actimab-A, with pan-tumor potential, (2) Actimab-A, which is also being developed as a therapeutic backbone for acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS) in partnership with the National Cancer Institute (NCI), and (3) two targeted conditioning agents, Iomab-B for bone marrow transplant and Iomab-ACT for cell & gene therapies. Our solid tumor asset, ATNM-400, targets a novel, antigen which does not target PSMA, with demonstrated pre-clinical activity across metastatic castration-resistant prostate cancer (mCRPC), non-small cell lung cancer (NSCLC), and breast cancer. Actimab-A, targets myeloid derived suppressor cells (MDSC’s) and is being studied in multiple solid tumors in combination with immune checkpoint inhibitors where MDSC’s are known to act as an efficacy deterrent for these agents. Our hematology franchise includes: Actimab-A, a CD33-targeted therapy; as well as, Iomab-B and Iomab-ACT which are CD45-targeting conditioning agents. Both Actimab-A and Iomab-B are Phase 2/3 ready assets and are supported by extensive validation in over 15 clinical trials in which more than 500 patients were treated.

The radiopharmaceutical therapeutics market has experienced significant growth and validation in recent years. The FDA approvals of Pluvicto® (177Lu-PSMA-617) for prostate cancer and Lutathera® (177Lu-DOTATATE) for gastroenteropancreatic neuroendocrine tumors (GEP-NETs) have demonstrated the transformative potential of targeted radiotherapy. Pluvicto® is the first radiopharmaceutical to achieve blockbuster status and generated approximately $2 billion in sales in 2025 and is forecast by its sponsor Novartis to reach peak sales of $5 billion. Lutathera® is also forecasted to attain blockbuster status by Novartis.

Many companies have entered the space, perhaps attracted by the success of the aforementioned products and also the acquisitions of several companies in recent years. However, most companies have focused on just a handful of targets. Consequently, we believe the radiopharmaceutical field remains in its early stages despite the number of companies now developing radiotherapies. This is apparent as a majority of the radiotherapy industry development pipeline is clustered around a handful of biological targets with most companies focused on prostate-specific membrane antigen (PSMA), somatostatin receptor type 2 (SSTR2) antagonists/agonists and variations on the theme (NSTR2, NSTR3, etc), and fibroblast activation protein (FAP). Each of these targets features multiple programs using different targeting moieties including but not limited to peptides, small molecules, antibodies as well as various isotope payloads including beta emitters like Lutetium-177 and alpha emitters such as Actinium-225 and Lead-212.

In contrast, we see a significant opportunity to broaden the patient populations benefiting from targeted radiopharmaceuticals by coupling our understanding of tumor biology and translational medicine with our expertise in radiochemistry to develop novel programs against differentiated targets with multi-indication potential. From 2013 to 2023, there was approximately $17 billion in high-value mergers and acquisitions focused on radiopharmaceutical assets, capabilities and infrastructure. Six major pharmaceutical companies have a established radiotherapy presence via acquisitions, resulting in approximately 300,000 square feet of radiopharmaceutical manufacturing infrastructure which is largely underutilized as there are just three approved radiopharmaceutical therapeutics. Since 2024, there has been $8 billion in strategic investments and licensing transactions specifically targeting assets that offer novelty and differentiation in the radiotherapy space. We believe this activity demonstrates both the validation of radiotherapies as a viable treatment modality and the larger companies urgent need for truly differentiated assets to fill their pipelines.

Our Competitive Strengths

We believe we are well-positioned to capitalize on the radiopharmaceutical opportunity based on the following competitive strengths:

Biology-Driven Approach to Radiopharmaceutical Development

We employ a biology first approach to identify targets that are implicated in underlying tumor biology, disease progression and/or treatment resistance. In doing so, we believe our targeted radiotherapies are differentiated from the rest of the radiopharmaceutical industry pipeline and have first-in-class potential. The recent acquisitions and licensing transactions in the radiopharmaceutical field have been driven by novel assets and platforms beyond targets such as PSMA, SSTR and FAP. To our knowledge, ATNM-400 and Actimab-A MDSC are the only radiopharmaceuticals in development pursuing their respective targets and indications. Similarly, Actimab-A, Iomab-B and Iomab-ACT, are the only CD33 and CD45 targeting radiotherapies in clinical development to our knowledge. We will continue to identify and evaluate novel radiopharmaceutical assets leveraging our biology-driven methodology.

Differentiated, First-in-Class Pan-Tumor Programs Addressing Large Solid Tumor Indications

Our pipeline features multiple first-in-class programs targeting novel antigens not currently addressed by existing radiopharmaceutical platforms. ATNM-400 represents a differentiated approach in prostate cancer by targeting a non-PSMA antigen, potentially addressing patients who do not respond to or progress after PSMA-targeted therapy such as Pluvicto®, as well as enabling earlier line combinations with androgen receptor pathway inhibitors (ARPIs). With demonstrated pre-clinical efficacy across prostate cancer, NSCLC, and breast cancer, ATNM-400 has pan-tumor potential addressing a combined patient population exceeding 800,000 in the United States. Our pre-clinical data demonstrate that ATNM-400 outperformed leading approved therapies by 3-5 fold in EGFR-mutant NSCLC models as a monotherapy in terms of tumor growth inhibition, produced cures in combination with Tagrisso®, and achieved complete tumor regression in combination with Herceptin® in HER2-resistant breast cancer models.

Actimab-A represents another differentiation opportunity through its mechanism of depleting CD33+ MDSCs, potentially unlocking synergy with PD-1 checkpoint inhibitors such as Keytruda® and Opdivo® in MDSC-rich solid tumors. This approach addresses a well-documented mechanism of PD-1 resistance, with clinical data demonstrating that high MDSC levels correlate with poor outcomes on PD-1 therapy. This positions Actimab-A to potentially expand the $40+ billion PD-1 inhibitor market.

De-Risked Late-Stage Hematology Franchise with Near-Term Partnership Potential

Our hematology programs are supported by extensive clinical validation and represent potential near-term value creation opportunities. Iomab-B has been evaluated in over 500 patients across multiple clinical trials and has received FDA alignment on a Phase 2/3 trial design in an expanded relapsed/refractory (R/R) AML patient population. The program benefits from composition of matter patents extending into 2037, an existing network of 24 clinical sites with continued interest from the Study of Iomab-B in Elderly Relapsed Refractory AML (SIERRA) trial, and potential market expansion across six disease indications representing approximately 150,000 addressable patients who can benefit from improved bone marrow transplant conditioning.

Actimab-A has demonstrated what we believe to be compelling clinical data in combination with CLAG-M chemotherapy, achieving high rates of measurable residual disease (MRD) negativity and improved survival outcomes in high-risk R/R AML patients. In Phase 1b clinical trials, patients treated with Actimab-A plus CLAG-M achieved a 24-month median overall survival among the 70% who proceeded to bone marrow transplant, comparing favorably to the less than 2-4 month overall survival typically observed in TP53-positive or prior venetoclax-treated patient populations. We have received FDA alignment on Phase 2/3 trial design for Actimab-A in combination with CLAG-M for R/R AML patients and are actively seeking strategic partnerships to advance these programs.

The targeted conditioning franchise, including Iomab-B for bone marrow transplant and Iomab-ACT for cell and gene therapies, addresses the fundamental challenge of establishing donor cell engraftment while reducing toxicities associated with traditional chemotherapy based myeloablative conditioning regimens. Iomab-ACT has the potential to serve as a universal conditioning agent, improving patient access and outcomes for CAR-T and other cell therapies, with three active clinical trials currently underway.

End-to-End Supply Chain and Demonstrated Ability to Execute Complex Clinical Trials

Our clinical assets have been studied in over 500 patients to date and we have executed multiple Phase 1 – 3 clinical trials across our Actimab-A, Iomab-ACT and Iomab-ACT programs. In doing so, we have established and actively managed an end-to-end supply chain that encompasses sourcing of radioisotopes, manufacturing targeting agents, production of final drug product candidates and their delivery to the point of care. We believe our demonstrated ability to execute radiopharmaceutical trials at approximately 50 treatment centers including leading comprehensive cancer centers can be leveraged for our ongoing and planned clinical development efforts. We executed a phase 3 trial of Iomab-B which utilized extremely high doses of Iodine-131 (I-131) which required specialized handling. Additional operational parameters included the need for patient isolation in a transplant setting which added to the complexity of the trial yet the company successfully executed the trial without missing a single dose. We are exploring improved methods for efficiently generating quality clinical data by working with centers of excellence both in and outside the United States. We believe these capabilities have strategic value to enable the successful and timely clinical execution of our own planned trials for product candidates we may in-license, partner or acquire.

Vertically Integrated Capabilities and Infrastructure

We are in the process of establishing comprehensive end-to-end capabilities across the radiopharmaceutical value chain. We have invested in establishing an operational radiopharmaceutical manufacturing facility expected to be commissioned in 2H:2026, which will provide clinical supply capabilities by year-end. This facility, combined with our established distribution network to approximately 50 leading hospitals and multiple redundant isotope supply agreements, positions us to serve patient demand at scale. Our proprietary cyclotron-based Ac-225 production technology for which we are seeking a partnership, can help us secure reliable isotope supply at commercial scale via an internal back-up source. We believe our manufacturing process achieves radiochemical purity equivalent to the gold-standard thorium decay method without generating long-lived radioactive contaminants. We have demonstrated leading-edge pre-clinical radiochemistry and translational biology capabilities that enable rapid advancement from target selection through clinical development. This vertical integration provides us with significant strategic flexibility and insulates us from supply chain disruptions that have historically challenged radiopharmaceutical development.

Strong Intellectual Property Position

We have built an intellectual property portfolio comprising approximately 250 issued patents and pending patent applications, including critical composition of matter patents, method of use patents, and proprietary Ac-225 production technology. Our intellectual property estate provides extensive protection for our product candidates and platform technologies across major global markets, with issued and pending patent coverage over key programs. We believe our IP position creates substantial barriers to entry and positions our assets as attractive opportunities for strategic partnerships and out-licensing.

Our Strategy

Our goal is to establish Actinium as a leading, fully integrated targeted radiotherapy company delivering transformative medicines to cancer patients. Key elements of our strategy include:

Rapidly Advance ATNM-400 Through Clinical Development Across Multiple Indications

We are focused on rapidly advancing ATNM-400 into clinical development, leveraging the pre-clinical validation we have established across multiple solid tumor indications. In mCRPC, the pre-clinical dataset demonstrating mechanistic synergy with ARPI’s such as enzalutamide, superiority to both single-agent enzalutamide and 177Lu-PSMA-617, and strong combination activity supports the therapeutic potential in this indication. Based on this data, we believe ATNM-400, a non-PSMA targeting radioconjugate, demonstrates the potential to benefit patients who progress on or are ineligible for PSMA-targeted therapy and potentially enable earlier-line combination approaches with ARPIs.

ATNM-400 also demonstrates clinical development potential in EGFR-mutant NSCLC, where our pre-clinical data demonstrated 3-5 fold superiority compared to approved EGFR inhibitors including osimertinib (Tagrisso®), datopotamab deruxtecan (Dato-DXd), and amivantamab, as well as 100% complete responses in combination with osimertinib. We have established mechanistic rationale for this combination through demonstrated upregulation of the ATNM-400 target following osimertinib treatment. Furthermore, in pre-clinical studies, both ATNM-400 monotherapy and ATNM-400 in combination with osimertinib is superior to an osimertinib combination with chemotherapy. This positions ATNM-400 for potential development across first-, second-, and third-line EGFR-mutant NSCLC treatment settings.

In breast cancer, we have demonstrated efficacy across HR-positive, triple-negative breast cancer (TNBC), and HER2-resistant models, with complete tumor eradication observed for ATNM-400 in combination with trastuzumab (Herceptin®) in trastuzumab-resistant models. The ATNM-400 target shows increased expression in trastuzumab-resistant tumors, providing mechanistic support for clinical development in this setting. We believe ATNM-400 represents a differentiated approach that can avoid the off-target toxicities such as interstitial lung disease observed with HER2 and TROP-2 antibody-drug conjugates such as Ehertu® and Datroway®, respectively.

Establish Actimab-A MDSC in Combination with Checkpoint Inhibitors

We currently intend to conduct a basket trial evaluating Actimab-A in combination with PD-1 inhibitors (Keytruda® or Opdivo®) across four MDSC-rich solid tumor types: head and neck squamous cell carcinoma (HNSCC), NSCLC, glioblastoma (GBM), and high microsatellite instability (MSI-high) colorectal cancer. This trial, expected to report initial data in 2H:2026, is supported by pre-clinical evidence demonstrating that Actimab-A selectively homes to and depletes tumor-resident CD33+ MDSCs, which are primed for depletion and correlate with poor outcomes on PD-1 therapy. Our pre-clinical data show that Actimab-A treatment is cytotoxic to patient-derived MDSCs ex vivo and enhances T-cell responses.

The trial design includes comprehensive biomarker assessments to evaluate MDSC depletion patterns in both tumor microenvironment and peripheral blood, as well as T-cell activity restoration. We will compare clinical outcomes including objective response rate (ORR), progression-free survival (PFS), and overall survival (OS) against real-world data comparators. Success in this trial could position Actimab-A as a foundational combination partner for checkpoint inhibitors across multiple solid tumor indications. In addition, we are evaluating the potential for further clinical evaluation of Actimab-A in patients with GBM and NSCLC with other PD-1 inhibitors. GBM has a unique microenvironment in which ~40% of the glioma mass is comprised of tumor associated myeloid (TAM’s) cells which play an important role in immunosuppression and inhibition of anti-tumor responses. Selective eradication of these TAM’s which express CD33 within the GBM tumor microenvironment with Actimab-A has the potential to enhance anti-tumor T-cell immunity thereby increasing the effectiveness of immunotherapies for the treatment of GBM.

Execute Strategic Partnerships for Late-Stage Hematology Programs

We are actively seeking strategic partnerships to advance our Phase 2/3-ready hematology programs, Actimab-A and Iomab-B. These programs benefit from substantial clinical validation, clear regulatory pathways following FDA alignment, and concentrated commercial markets focused on approximately 100 quaternary care centers in the United States and Europe. The complementary nature of these programs—spanning AML/MDS therapeutics and targeted conditioning for bone marrow transplant and cell/gene therapies—creates strong commercial synergies and represents blockbuster market opportunities.

Our partnership strategy prioritizes collaborations that can provide the resources and infrastructure necessary to execute global pivotal trials while preserving meaningful economics for Actinium. We are leveraging our existing relationship with the National Cancer Institute (NCI), which has established a Cooperative Research and Development Agreement (CRADA) supporting Actimab-A development, to advance clinical programs in a cost-effective manner while retaining commercial rights.

Build Fully Integrated cGMP Manufacturing and End-to-End Supply Chain

We are completing construction of our internal cGMP radiopharmaceutical manufacturing facility, which is being designed to manufacture Ac-225 based radioconjugates and provide drug product manufacturing to support clinical trials. This facility, expected to be operational in 2H:2026, will complement our established network of hospital administration sites and isotope suppliers. Our hybrid internal-external manufacturing strategy is designed to provide supply reliability, cost efficiency, and geographic flexibility to serve global patient populations at commercial scale. In addition, we will opportunistically seek partnerships to manufacture Ac-225 utilizing our patented cyclotron production technology.

Continue Platform Innovation and Pipeline Expansion

We are committed to continued innovation in radiopharmaceutical discovery and development. Our proven track record of generating highly differentiated programs positions us to expand our pipeline through both internal discovery efforts and potential strategic acquisitions of complementary assets or technologies. We maintain rigorous criteria for program advancement, requiring demonstration of clear differentiation, compelling pre-clinical validation, and significant market opportunities before committing substantial resources to clinical development.

Our Pipeline

Solid Tumor Programs

ATNM-400: First-in-Class Pan-Tumor Radiotherapy

ATNM-400 is our lead solid tumor program, representing a first-in-class Ac-225 antibody radioconjugate targeting a novel, undisclosed, non-PSMA targeting antigen with expression across multiple solid tumor types. The ATNM-400 target is implicated in disease biology during tumor progression and is also overexpressed when tumors become resistant to many approved therapies in multiple solid tumors.

Our pre-clinical translational data demonstrated that ATNM-400 is superior to:

●	PSMA-targeted agents or ARPI’s in the mCRPC setting of prostate cancer

●	EGFR inhibitors (osimertinib), TROP-2 ADC (Dato-Dxd), and EGFR-cMET bispecific (amivantamab) in EGFR-mutant NSCLC, and to

●	HER2-therapy (trastuzumab) in HER2-resistant breast cancer and endocrine therapy (tamoxifen) in tamoxifen-resistant breast cancer.

These data show that ATNM-400 works well as monotherapy but is even better in combination in resistant settings where the target is overexpressed as part of the resistance mechanism. Evidence of target expression has been observed ranging from 60%-80%+ in mCRPC, NSCLC, and breast cancer patient tumors, representing a significant addressable population of over a hundred thousand patients in the United States based on our existing datasets. This number may expand as we continue our work to demonstrate the potential of ATNM-400 in various additional disease and treatment settings.

Our pre-clinical development program has generated robust efficacy and mechanism-of-action data across multiple indication-specific animal models:

Prostate Cancer: ATNM-400 demonstrated specific tumor uptake and decreased tumor cell proliferation in pre-clinical models, with significantly greater efficacy than both 177Lu-PSMA-617 (the active agent in Pluvicto®) and next-generation 225Ac-PSMA-617 in PSMA-low 22Rv1 prostate cancer xenograft models that are resistant to ARPI therapy.

Importantly, ATNM-400 also demonstrated superior efficacy to enzalutamide and 177Lu-PSMA-617 in ARPI-resistant prostate cancer models, with strong and durable combination activity when combined with enzalutamide. This combination activity is mechanistically supported by our observation that enzalutamide resistance increases ATNM-400 target expression in both prostate cancer models and mCRPC patient samples.

These data support ATNM-400 development in post-Pluvicto® and post-ARPI patient populations. Between 45,000 to 55,000 patients will progress on ARPI in the mCRPC and metastatic hormone sensitive prostate cancer (mHSPC) settings annually. With a potential of Pluvicto® approval in mHSPC based on the Phase 3 PSMAddition study, the number of eligible patients nearly doubles from 44,000 patients in the mCRPC population to 86,500 patients in both mHSPC and mCRPC. Given that the response rates for Pluvicto® in the VISION and PSMAfore population are approximately 30% and 50%, respectively, a significant proportion of patients remain with few options following treatment. Additionally, Pluvicto® refractory patients will receive as few as 2 cycles if no response is observed. The mechanistic synergy with ARPIs also supports potential expansion to earlier treatment lines in combination with standard-of-care hormonal therapies, representing an addressable population exceeding 100,000 patients across all lines of treatment in the mCRPC and mHSPC settings.

EGFR-Mutant NSCLC: ATNM-400 demonstrated 3-5 fold greater tumor growth inhibition compared to approved EGFR-targeted therapies including osimertinib (first-line), datopotamab deruxtecan (second-line), and amivantamab (third-line) in NCI-H1975 human lung cancer models harboring L858R and T790M EGFR mutations.

In combination with osimertinib, ATNM-400 achieved 100% complete responses with durable efficacy extending throughout the study period.

We have established mechanistic support for ATNM-400 combinations with EGFR inhibitors, demonstrating that osimertinib treatment increases ATNM-400 target expression both in vitro and in vivo. This mechanistic synergy, combined with clinical data showing improved outcomes when osimertinib is combined with external beam radiotherapy, supports ATNM-400 development across multiple EGFR-mutant NSCLC treatment settings.

EGFR-mutant NSCLC represents approximately 30,000 U.S. patients annually, with current treatment dominated by AstraZeneca’s Tagrisso® (osimertinib) and Johnson & Johnson’s Rybrevant® (amivantamab) combinations. ATNM-400 offers a novel EGFR inhibitor plus radiotherapy combination approach with potential differentiation across first-, second-, and third-line settings. Additionally, given tumor cell apoptosis driven by the irreversible double-stranded DNA damage from actinium-225, ATNM-400 could potentially provide benefit for the approximately 200,000 NSCLC patients diagnosed annually regardless of oncogenic driver mutation.

Breast Cancer: ATNM-400 demonstrated robust anti-tumor activity and tumor regression as monotherapy and in combination with trastuzumab in pre-clinical breast cancer models, including trastuzumab-resistant BT474-Clone5 model, HR+ breast cancer MCF-7 model and triple-negative breast cancer (TNBC) and triple-negative MDA-MB-468 model. In the trastuzumab-resistant setting, we observed increased expression of both the survival pathway marker p-AKT and the ATNM-400 target, with ATNM-400 treatment inducing DNA double-strand breaks as measured by p-H2AX staining. ATNM-400 achieved 66% tumor growth inhibition as monotherapy and 103% tumor growth inhibition (representing tumor regression) in trastuzumab-resistant models.

The ATNM-400 target is overexpressed in breast cancer, including tumors resistant to endocrine therapies such as tamoxifen and HER2-targeted therapies, as well as in TNBC.

We believe that this broad expression pattern supports multi-lineage development in breast cancer. Current second-line therapies in HER2-positive disease, including trastuzumab deruxtecan and sacituzumab govitecan, are limited by off-target toxicities including interstitial lung disease. ATNM-400 represents a novel therapeutic approach designed to avoid these toxicity concerns while providing efficacy across HR-positive, HER2-resistant, and TNBC patient populations representing approximately 300,000 U.S. patients annually.

We have developed a theranostic strategy utilizing Zr-89 as a companion imaging agent to enable patient selection and tumor visualization. This approach allows for non-invasive assessment of target expression and drug biodistribution prior to therapeutic administration, potentially enhancing the therapeutic index by selecting patients most likely to respond.

Success in our clinical program could position ATNM-400 as a differentiated pan-tumor targeted radiotherapy across multiple large solid tumor indications, potentially addressing the several hundred thousand U.S. patients with mCRPC, EGFR-mutant NSCLC, and all sub-types of breast cancer, while also establishing a first-in-class radioconjugate with broad combination potential and attractive partnership and commercial potential in the rapidly growing radiopharmaceutical market.

Actimab-A for MDSC’s: Novel Immunomodulatory Approach in Solid Tumors

Actimab-A (lintuzumab-Ac-225) is a CD33-targeted Ac-225 radioconjugate that we are developing to enhance checkpoint inhibitor efficacy by depleting immunosuppressive CD33+ MDSCs in the tumor microenvironment.

MDSCs are a heterogeneous population of immature myeloid cells that accumulate in solid tumors and suppress anti-tumor T-cell responses, representing a well-validated mechanism of resistance to PD-1/PD-L1 checkpoint inhibitors. Clinical studies have demonstrated that patients with high circulating MDSC levels have significantly reduced progression-free and overall survival on PD-1 therapy compared to patients with low MDSC levels.

Low MDSC’s Associated with Statistically Significant Improvement in PFS and OS

Source: 1) Bronte et al. High Levels of Circulating Monocytic Myeloid-Derived Suppressive-Like Cells Are Associated With the Primary Resistance to Immune Checkpoint Inhibitors in Advanced Non-Small Cell Lung Cancer: An Exploratory Analysis https://pmc.ncbi.nlm.nih.gov/articles/PMC9043492/. Frontiers in Immunology. 2022 Apr 13;13:866561

Our pre-clinical studies have demonstrated that Actimab-A: (1) selectively homes to tumor-resident CD33+ MDSCs in vivo; (2) is cytotoxic to patient-derived MDSCs ex vivo; and (3) rescues T-cell proliferation and anti-tumor immune responses ex vivo following MDSC depletion. These data provide mechanistic support for combining Actimab-A with PD-1 inhibitors to overcome MDSC-mediated resistance.

We intend to conduct a Phase 1b basket trial evaluating Actimab-A in combination with pembrolizumab (Keytruda®) or nivolumab (Opdivo®) in patients with R/R locally advanced or metastatic HNSCC, NSCLC, GBM, and MSI-high colorectal cancer. These tumor types were selected based on high MDSC infiltration and limited response rates to PD-1 monotherapy. The trial design incorporates comprehensive correlative biomarker assessments to evaluate MDSC depletion in both tumor microenvironment and peripheral blood, as well as T-cell activity restoration.

Patients enrolled in the trial must have MDSC-rich tumor types, be checkpoint inhibitor-naïve, be at least 18 years of age, and demonstrate PD-1/PD-L1 expression. Primary endpoints include safety and tolerability of the combination, with secondary endpoints including ORR, PFS, and OS. Biomarker endpoints will evaluate the pattern of CD33+ MDSC depletion and T-cell activity in both tumor tissue and peripheral blood samples. Clinical outcomes will be compared against real-world data from similar patient populations treated with PD-1 monotherapy. We expect to report initial data from this trial in 2H:2026. In addition, we are also evaluating clinical opportunities with other immune checkpoint inhibitors in GBM and NSCLC.

We believe that success in this trial could position Actimab-A for development across multiple solid tumor indications in combination with checkpoint inhibitors, potentially expanding the utility of the $40+ billion PD-1/PD-L1 inhibitor market by addressing MDSC-mediated resistance.

Hematology Programs

Actimab-A: Backbone Therapy for AML and MDS

In hematologic malignancies, we are developing Actimab-A as a mutation-agnostic backbone therapy for AML and high-risk MDS. CD33 is expressed on leukemic blasts in the majority of AML patients and represents an established therapeutic target validated by the approval of gemtuzumab ozogamicin (Mylotarg®). However, antibody-drug conjugates like Mylotarg® have limitations including hepatotoxicity and limited efficacy in certain patient populations. Actimab-A, delivering the highly potent alpha-emitter Ac-225 to CD33+ cells, represents a differentiated approach designed to provide superior efficacy while maintaining a favorable safety profile.

Actimab-A in combination with CLAG-M for R/R AML: We have completed a Phase 1b clinical trial evaluating Actimab-A in combination with CLAG-M chemotherapy in R/R AML patients, results of which were published in a peer-reviewed journal Leukemia in February 2025. The trial enrolled high-risk patients including those with TP53 mutations, prior venetoclax treatment failure, and patients who had prior allogeneic transplant. Results demonstrated high rates of MRD-negative complete remissions and improved survival outcomes compared to historical controls.

Among patients treated with Actimab-A plus CLAG-M, 70% of those deemed eligible for transplant proceeded to bone marrow transplant, and this population achieved a 24-month median overall survival. These results compare highly favorably to published data showing less than 2-4 month median overall survival in TP53-mutated or prior venetoclax-treated R/R AML patient populations. The combination was well-tolerated with a safety profile consistent with CLAG-M chemotherapy alone and no dose-limiting toxicities observed.

Based on these results, we have received FDA alignment on a Phase 2/3 trial design to evaluate Actimab-A plus CLAG-M in first or second salvage R/R AML patients.

We are currently actively seeking a strategic partner to execute this trial. The trial design allows for enrollment of a broad R/R AML population while enriching for patients most likely to benefit based on Phase 1b results.

Actimab-A Development Programs: Beyond R/R AML, we are developing Actimab-A in conjunction with the NCI across multiple AML and MDS treatment settings and exploring its potential in additional areas:

●	Frontline AML Triplet Combination: Evaluating Actimab-A as a backbone therapy in combination with standard induction regimen of venetoclax and a hypomethylating agent in newly diagnosed AML patients. This mutation-agnostic approach could provide benefit across the broad frontline AML population.

●	Combination with Targeted Therapies: Developing Actimab-A combinations with FLT3 inhibitors, IDH1/2 inhibitors, and menin inhibitors in genomically-defined AML patient subsets. These combinations leverage Actimab-A’s mutation-agnostic mechanism while potentially enhancing efficacy through complementary mechanisms of action.

●	High-Risk MDS Monotherapy: Evaluating Actimab-A as monotherapy in high-risk MDS patients who have failed hypomethylating agent therapy, representing a patient population with very limited treatment options and poor outcomes.

●	Maintenance Therapy: The potential exists for Actimab-A as maintenance therapy following achievement of remission to prevent relapse in AML and MDS patients.

The programs are supported by our Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute, which enables cost-effective clinical development while retaining commercial rights to Actinium.

We believe that success in our hematology program could establish Actimab-A as a mutation-agnostic backbone therapy for R/R AML and high-risk MDS, addressing a combined patient population with limited treatment options, while generating important data to support regulatory approval and to enable a strategic partnership to commercialize Actimab-A across the estimated $2+ billion AML/MDS therapeutics market.

Iomab-ACT: Universal Conditioning for Cell and Gene Therapies

Iomab-ACT is our CD45-targeted conditioning platform being developed as a universal conditioning agent to improve access and outcomes for cell and gene therapies, including CAR-T, allogeneic hematopoietic stem cell transplant, and gene therapy. The cell and gene therapy field has been limited by the need for lymphodepleting chemotherapy conditioning, which is associated with significant toxicities and can limit the patient populations eligible for these potentially curative treatments.

Iomab-ACT is designed to provide targeted lymphodepletion and myeloablation when necessary while avoiding the off-target toxicities associated with chemotherapy conditioning. By delivering targeted radiation specifically to CD45+ hematopoietic cells, Iomab-ACT aims to create an optimal environment for therapeutic cell engraftment while minimizing treatment-related morbidity and mortality.

We currently have three active clinical trials evaluating Iomab-ACT:

●	Phase 1/2 Trial in Commercial CAR-T: Evaluating Iomab-ACT as conditioning prior to commercial CAR-T therapy in patients with relapsed/refractory non-Hodgkins lymphoma. This trial will assess the safety, tolerability, and efficacy of Iomab-ACT conditioning. The primary endpoint is engraftment and key secondary endpoints are incidence of Cytokine Release Syndrome (CRS) and Immune Effector Cell-Associated Neurotoxicity Syndrome (ICANS) which are two potentially fatal adverse events associated with CAR-T cell therapy.

●	Phase 1 Trial in experimental CAR-T: Evaluating Iomab-ACT as conditioning prior to CD19 CAR-T cell therapy in patients with relapsed refractory B-cell malignancies (non-Hodgkins lymphoma, acute lymphomablastic leukemia/lymphoma).

●	Phase 1 Trial in Sickle Cell Disease BMT: Evaluating Iomab-ACT as conditioning for allogeneic bone marrow transplant in patients with sickle cell disease. This trial addresses a critical unmet need for safer conditioning regimens in non-malignant hematologic diseases.

The cell and gene therapy market represents a rapidly growing opportunity, with over 30,000 patients annually receiving CAR-T or allogeneic transplant in the United States and Europe. Success in these trials could position Iomab-ACT as a universal conditioning platform applicable across multiple cell and gene therapy modalities, potentially expanding patient access to these curative therapies while improving safety and tolerability.

Iomab-B: Targeted Conditioning for Bone Marrow Transplant in R/R AML

Iomab-B (apamistamab-I-131) is a CD45-targeted radioimmunotherapy designed to enable bone marrow transplant in R/R AML patients who are ineligible for conventional myeloablative conditioning due to age, comorbidities, or prior treatment-related toxicities. CD45 is expressed on all hematopoietic cells, enabling Iomab-B to deliver targeted radiation to bone marrow while sparing non-hematopoietic organs from radiation exposure.

Conventional stem cell transplant conditioning regimens utilize high-dose chemotherapy with or without total body irradiation to ablate the patient’s hematopoietic system and create space for donor cell engraftment. These regimens are associated with significant toxicities including mucositis, hepatotoxicity, pulmonary toxicity, and treatment-related mortality. Many elderly patients and those with comorbidities are deemed ineligible for these intensive conditioning regimens, limiting access to potentially curative transplant therapy.

Iomab-B has been evaluated in over 500 patients across multiple clinical trials, including the Phase 3 SIERRA trial in R/R AML patients. The SIERRA trial demonstrated that Iomab-B enabled successful donor cell engraftment in elderly R/R AML patients who would otherwise be ineligible for conventional conditioning. The study met the primary endpoint of durable complete remission (dCR). While the study did not meet the secondary endpoint of OS due to the cross over of two-thirds of the patients from the control arm to Iomab-B arm, it provided important insights into optimal patient selection and trial design for future development.

We have received FDA alignment on a Phase 2/3 trial design in an expanded R/R AML patient population that includes all patients age 18 and older with R/R AML. This expanded population reflects learnings from SIERRA regarding optimal patient selection. The trial design allows us to leverage both the Phase 2 results and the SIERRA database to support regulatory submissions.

Iomab-B benefits from composition of matter patents extending to 2038, a well-established network of 24 clinical sites from the SIERRA trial that maintains strong interest in the program, and potential for market expansion beyond R/R AML. Pre-clinical and clinical data support potential development in five additional disease indications including acute lymphoblastic leukemia, myelodysplastic syndromes, chronic myeloid leukemia, multiple myeloma, and lymphoma, representing a total addressable market of approximately 150,000 patients who could benefit from improved bone marrow transplant conditioning.

We are actively seeking a strategic partner to advance Iomab-B through pivotal development and commercialization.

We believe Actimab-A, Iomab-B and Iomab-ACT collectively have the potential to be successful commercial products based on the high unmet needs of their addressable patient segments. In total, we believe this opportunity exceeds 400,000 patients in the U.S. and EU.

Our Platform and Capabilities

Radiochemistry and Translational Science Capabilities

We have assembled a team with expertise in radiopharmaceutical discovery and development, spanning target selection, radioconjugate design, pre-clinical evaluation, and clinical development. Our capabilities include:

●	Target Selection and Validation: Comprehensive target assessment including expression profiling in tumor versus normal, binding and internalization kinetics, and competitive landscape analysis to identify optimal targets for radiopharmaceutical development.

●	Radioconjugate Design and Optimization: Medicinal chemistry expertise in chelator selection, linker design, and conjugation chemistry to optimize tumor uptake, retention, and biodistribution while minimizing normal organ exposure.

●	Pre-clinical Pharmacology: In vitro and in vivo models to assess binding affinity, internalization, tumor penetration, radiation dosimetry, and anti-tumor efficacy across diverse tumor types.

●	Translational Biomarkers: Development of imaging companion diagnostics, circulating biomarkers, and tissue-based assessments to enable patient selection and monitor treatment response.

These capabilities enable us to efficiently advance programs from target selection through clinical development while maintaining high quality standards and generating comprehensive translational data packages to guide clinical development and support regulatory submissions and partnership discussions.

Ac-225 Production and Radiopharmaceutical Manufacturing

We have developed proprietary cyclotron-based technology for commercial-scale production of Ac-225, one of the most critical bottlenecks in radiopharmaceutical development. Our production method generates high-purity Ac-225 with radiochemical purity equivalent to the gold-standard thorium-229 decay method, while avoiding the generation of long-lived radioactive contaminants such as Ac-227. This production technology is protected by patents and if operationalized may represent a significant competitive and cost advantage.

We are currently completing construction of a radiopharmaceutical manufacturing facility designed to manufacture Ac-225-based final drug products for clinical supply. The facility, expected to be operational in 2H:2026, incorporates purpose-built infrastructure for alpha-emitter handling and a flexible manufacturing suite capable of supporting multiple trials.

We have also established an end-to-end supply chain spanning isotope production through patient administration. We maintain supply agreements with multiple redundant isotope suppliers, relationships with multiple contract manufacturing organizations, and a distribution network to approximately 50 leading cancer centers amassed via the execution of several Phase 1 – 3 clinical trials. This supply chain infrastructure provides geographic coverage across major metropolitan areas, minimizes risk of supply disruption, and positions us to reliably serve patient demand at clinical scale.

Competition

The radiopharmaceutical therapeutics field has experienced significant growth in recent years, with numerous companies and academic institutions developing targeted radiotherapy programs. We face competition from several categories of organizations:

Large Pharmaceutical Companies: Several major pharmaceutical companies have entered the radiopharmaceutical space through acquisitions or internal development, including Novartis (through acquisition of Advanced Accelerator Applications and Endocyte ), Eli Lilly (through acquisition of Point Biopharma), Bristol Myers Squibb (through acquisition of RayzeBio), AstraZeneca (through acquisition of Fusion Pharmaceuticals), Bayer (through acquisition of Algeta Pharmaceuticals, Noria Therapeutics, and PSMA Therapeutics), and Johnson & Johnson. These companies possess significantly greater financial resources, established commercial infrastructure, and broader development pipelines than we do. However, many of these companies are focused on PSMA-targeted therapies for prostate cancer or SSTR2-targeted therapies for neuroendocrine tumors and have stated a need for novel differentiated assets to expand their radiopharmaceutical portfolios.

Clinical-Stage Radiopharmaceutical Companies: We compete with several clinical-stage companies developing novel radiopharmaceutical approaches. A representative list of these competitors include Telix Pharmaceuticals, Perspective Therapeutics, Clarity Pharmaceuticals, Cellectar Biosciences, Bicycle Therapeutics, Molecular Partners, Ratio Therapeutics, Convergent Therapeutics, Aktis Oncology, Radiopharm Theranostics, and Plus Therapeutics. This is not a comprehensive list and none of these or any other radiotherapeutics company currently compete are directly with Actinium’s product candidates in terms of biological targets.

Antibody-Drug Conjugate Companies: Particularly solid tumors, we may compete with companies developing antibody-drug conjugates (ADCs) that deliver cytotoxic chemotherapy payloads to tumor cells. However, we believe radiopharmaceuticals offer potential advantages compared to ADCs including the “crossfire” or “bystander” effect wherein alpha particles can kill neighboring tumor cells that do not express the target antigen, potentially overcoming tumor heterogeneity. Additionally, radiopharmaceuticals enable non-invasive imaging to assess target expression and drug biodistribution, potentially improving patient selection.

Therapeutic Area Competitor Companies: Several large pharmaceutical companies are legacy areas in the therapeutic areas that our pipeline agents are being developed. In prostate cancer, several marketed drugs are available from Johnson & Johnson, Astellas/Pfizer, Bayer, Novartis, and AstraZeneca/Merck. AstraZeneca, Johnson & Johnson, Roche, and Daiichi Sankyo have approved agents in EGFR mutant NSCLC. As for breast cancer, Roche, Pfizer, Lilly, Novartis, and AstraZeneca/Daiichi Sankyo have therapeutics available. AbbVie, Bristol Myers Squibb, Astellas, and Servier are primary companies with AML marketed agents. In addition, these companies have active pipelines exploring a multitude of mechanisms of action to maintain or grow their positions in these indications.

We believe our competitive position is differentiated by: (1) our focus on novel, first-in-class targets with pan-tumor potential rather than following validated targets already being pursued by multiple competitors; (2) our vertically integrated capabilities that we intend to span isotope production through drug product manufacturing; (3) our late-stage hematology programs with clear regulatory pathways; and (4) our comprehensive intellectual property position protecting our products and platform technologies.

However, we face significant competitive risks. Our competitors may develop therapies that are more effective, safer, more convenient, or more cost-effective than our product candidates. Competitors may also obtain regulatory approval before we do, establish superior market positions, or render our technologies obsolete. In the evolving landscape of targeted radiotherapies, mergers and acquisitions and collaborations can quickly reshape the competitive landscape. Large radiopharmaceutical companies are increasingly partnering with and acquiring small biotechnology companies in the field to access novel pipeline agents and manufacturing capabilities for radiopharmaceutical production and development. These deals and partnerships, through increased access to capital, regulatory expertise, and global infrastructure, can expedite clinical development timelines and hasten drug commercialization. The radiopharmaceutical field is characterized by rapid technological change and intense competition, and we cannot guarantee that we will be able to maintain our competitive position.

Government Regulation

United States Regulation

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (FDCA), and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Failure to comply with applicable U.S. requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending new drug applications (NDAs) or biologics license applications (BLAs), warning or untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, civil penalties, and criminal prosecution.

Pharmaceutical product development for a new product or certain changes to an approved product in the United States typically involves completion of preclinical laboratory tests, animal studies and formulation studies, all performed in accordance with the FDA’s Good Laboratory Practice (GLP) regulations, submission to the FDA of an IND which must become effective before clinical trials may begin, adequate and well-controlled clinical trials to establish the safety and effectiveness of the drug or biologic for each indication for which FDA approval is sought, and submission to the FDA of an NDA or BLA. FDA review is conducted the via NDA pathway for product candidates regulated as drugs and via the BLA pathway for product candidates regulated as biologics. Both pathways require an IND for investigation. Our lead product candidates are regulated as biologics.

Preclinical tests include laboratory evaluation of product chemistry, formulation and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product. The conduct of the preclinical tests must comply with federal regulations and requirements including GLPs. The results of preclinical testing are submitted to the FDA as part of an IND along with other information including information about product chemistry, manufacturing and controls and a proposed clinical trial protocol. Long-term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

A 30-day waiting period after the submission of each IND is required prior to the commencement of clinical testing in humans. If the FDA has neither commented on nor questioned the IND within this 30-day period, the clinical trial proposed in the IND may begin. If the FDA raises concerns or questions about the conduct of the trial, such as whether human research subjects will be exposed to an unreasonable health risk, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed.

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators in accordance with Good Clinical Practice (GCP) requirements, which include the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the trial, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND.

The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial either is not being conducted in accordance with FDA requirements or presents an unacceptable risk to the clinical trial patients. The study protocol and informed consent information for patients in clinical trials must also be submitted to an institutional review board (IRB) for approval at each site at which the clinical trial will be conducted. An IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions.

Clinical trials to support NDAs and BLAs for marketing approval are typically conducted in three sequential phases, but the phases may overlap. In Phase 1, the drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage. Phase 2 usually involves trials in a limited patient population to identify possible adverse effects and safety risks, to determine the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. Phase 3 trials are undertaken to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded patient population at geographically dispersed clinical trial sites.

After completion of the required clinical testing, an NDA or BLA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing of the product may begin in the United States. The NDA/BLA must include the results of all preclinical, clinical and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture and controls. The cost of preparing and submitting an NDA/BLA is substantial.

The FDA has 60 days from its receipt of an NDA/BLA to determine whether the application will be accepted for filing based on the agency’s threshold determination that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs and BLAs. Most such applications for standard review drug products are reviewed within 10 months of submission; most applications for priority review drugs are reviewed within six months of submission. Priority review can be applied to drugs that the FDA determines offer major advances in treatment, or provide a treatment where no adequate therapy exists. The review process for both standard and priority review may be extended by FDA for three additional months to consider certain late-submitted information, or information intended to clarify information already provided in the submission.

The FDA may also refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an NDA or BLA, the FDA will typically inspect the facility or facilities where the product is manufactured.

Radiopharmaceuticals face additional regulatory considerations beyond conventional pharmaceuticals. Due to their radioactive nature, radiopharmaceuticals are also regulated by the Nuclear Regulatory Commission (NRC) or Agreement States under the Atomic Energy Act. We must obtain appropriate licenses for possession, use, and distribution of radioactive materials. These licenses impose requirements for radiation safety programs, personnel training and monitoring, facility design and monitoring, waste disposal, and security. We must also comply with regulations governing the transportation of radioactive materials, including such regulation by the US Department of Transportation.

The FDA has issued guidance documents specific to radiopharmaceuticals that address topics including dosimetry assessments, clinical trial design, and manufacturing controls. Radiopharmaceutical development programs typically require microdosing studies using imaging isotopes to assess biodistribution and dosimetry prior to therapeutic dose administration. Manufacturing of radiopharmaceuticals must account for short half-lives necessitating distributed manufacturing networks, specialized quality control testing, and just-in-time production and distribution systems.

International Regulation

In addition to regulations in the United States, we are subject to regulations in the foreign countries in which we conduct clinical trials or seek to market our products. Whether or not we obtain FDA approval for a product, we must obtain approval by the comparable regulatory authorities of foreign countries or economic areas, such as the European Union, before we may commence clinical trials or market products in those countries or areas. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.

The European Union has centralized procedures for approving pharmaceuticals that allow companies to submit a single marketing authorization application (MAA) to the European Medicines Agency (EMA). Upon EMA approval, this centralized procedure results in a single marketing authorization that is valid across the European Economic Area. The EMA has specific guidelines for radiopharmaceuticals addressing dosimetry, manufacturing, and clinical development considerations similar to FDA guidance.

In many foreign countries, radiopharmaceuticals face additional complexities related to reimbursement structures, nuclear medicine facility requirements, and isotope supply chains that differ significantly from the U.S. market.

Intellectual Property

We strive to protect and enhance the proprietary technologies that we believe are important to our business, including seeking, maintaining and defending patent rights, whether developed internally or licensed from third parties. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important for the development and implementation of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position.

Our intellectual property portfolio comprises approximately 250 patents and patent applications across multiple jurisdictions. Our patent estate includes:

●	Composition of Matter Patents: Covering our key product candidates including Iomab-B, Iomab-ACT, and ATNM-400,

●	Method of Use Patents: Covering specific therapeutic applications, combination therapies, and treatment protocols for our product candidates Actimab-A. Iomab-B, Iomab-ACT, and ATNM-400, as well as preclinical pipeline candidates

●	Manufacturing and Process Patents: Protecting our cyclotron-based Ac-225 production technology, radiopharmaceutical manufacturing processes, and formulation technologies.

●	Platform Technology Patents: Protecting core technologies applicable across multiple programs including chelator chemistry, targeting approaches, and bioconjugation methods.

Our patents provide market exclusivity in major territories including the United States, Europe, Canada, Japan, and key emerging markets. We actively monitor and enforce our intellectual property rights and investigate potential infringement of our proprietary technologies.

In addition to patents, we maintain proprietary know-how and trade secrets relating to our radiopharmaceutical development platform, manufacturing processes, and clinical development strategies. We seek to protect this information through confidentiality agreements with employees, consultants, advisors, and collaborative partners.

We also rely on regulatory exclusivity to protect our products from competition. In the United States, biologics such as our antibody radioconjugates may be eligible for 12 years of market exclusivity under the Biologics Price Competition and Innovation Act. Additionally, therapies receiving orphan drug designation may be eligible for seven years of market exclusivity in the United States, and similar exclusivity periods apply in other territories.

Manufacturing and Supply Chain

Our manufacturing strategy combines internal capabilities with external partnerships to create a flexible, redundant, and cost-effective supply chain capable of supporting both clinical development and commercial supply. This hybrid approach provides us with strategic flexibility, supply reliability, and the ability to scale production to meet patient demand.

Internal Manufacturing Capabilities

We are completing construction of a state-of-the-art cGMP radiopharmaceutical manufacturing facility located in New York, expected to be operational in 2H:2026. This facility has been purpose-built for alpha-emitter handling and radiopharmaceutical production with the following capabilities:

●	Therapeutic Drug Product Manufacturing: production suites for radioconjugate synthesis, formulation, fill-finish, and quality control testing, designed to support multiple simultaneous programs.

●	Quality Control and Analytics: Comprehensive analytical capabilities including radiochemical purity testing, stability assessment, sterility testing, and release testing in accordance with regulatory requirements.

●	Radiation Safety Infrastructure: Shielded manufacturing suites and a comprehensive radiation safety program to protect personnel and environment.

The facility has been designed for clinical stage supply of radiolabeled therapeutic drug product production.

External Manufacturing Partnerships

We have established partnerships with multiple contract manufacturing organizations providing geographic redundancy and production flexibility:

●	Isotope Supply: We maintain supply agreements with multiple domestic and international suppliers of Ac-225 and other radioisotopes, providing priority access and redundancy to ensure reliable supply. Our suppliers include established radioisotope producers with proven track records of regulatory compliance and supply reliability.

●	Contract Manufacturing: We have qualified multiple contract manufacturers capable of producing our drug products under cGMP conditions. These partnerships provide backup capacity, geographic diversity, and specialized capabilities complementing our internal manufacturing.

●	Distribution Partners: We have established relationships with specialized radiopharmaceutical logistics providers capable of cold-chain distribution, real-time tracking, and just-in-time delivery to clinical sites and commercial administration centers.

Supply Chain Management

Our supply chain team has established systems and processes to coordinate the complex logistics of radiopharmaceutical production and distribution:

●	Demand Forecasting: Predictive models incorporating clinical trial enrollment, commercial demand projections, and inventory optimization to ensure adequate supply while minimizing waste.

●	Production Scheduling: Coordinated scheduling across isotope production, drug product manufacturing, quality testing, and distribution to optimize efficiency and minimize decay losses.

●	Real-Time Tracking: Systems to monitor location, temperature, and radiation levels throughout the supply chain from production through patient administration.

●	Regulatory Compliance: Procedures ensuring compliance with FDA, NRC, Department of Transportation, and international regulations governing radioactive material handling, transportation, and administration.

Our manufacturing and supply chain capabilities position us to serve patient populations at clinical and commercial scale while maintaining the flexibility to respond to changing demand and expand into new geographic markets.

Human Capital

As of March 25, 2026, we had 25 full-time employees, 12 of whom have Ph.D. or M.D. degrees and 21 of whom are engaged in research and development and clinical development activities. We believe that we have been successful to date in attracting skilled and experienced personnel despite the competitive hiring marketing in the industry. Our employees are not covered by a collective bargaining agreement, and we believe that our relationship with our employees is excellent. We continue to engage external consultants on an as-needed basis to temporarily supplement existing staff.

Corporate Information

We were incorporated under the laws of the State of Delaware in 2013. Our principal executive offices are located at 100 Park Avenue, New York, NY 10017, and our telephone number is (646) 677-3870. Our website address is www.actiniumpharma.com. The information contained on our website or that can be accessed through our website is not incorporated by reference into this Report and should not be considered a part of this Report.

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

FDA Review Process and Product Approval

Our product candidates are regulated as biologics and must be approved by the FDA before they may be marketed in the U.S. This process generally involves the following:

●	completion of preclinical studies in accordance with the FDA’s current Good Laboratory Practices (“GLP”) requirements;

●	submission to the FDA of an IND, which must become effective before human clinical trials may begin and must be updated annually;

●	approval by an independent Institutional Review Board (“IRB”) ethics committee at each clinical site before the trial is initiated;

●	performance of adequate and well-controlled clinical trials to establish the safety, purity and potency of the proposed biologic, and its safety and efficacy for each indication, in accordance with good clinical practice (“GCP”);

●	submission to the FDA of a Biologics License Application (“BLA”) for a new biologic, after completion of all pivotal clinical trials;

●	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;

●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities to assess compliance with applicable current Good Manufacturing Practice (“cGMP”) regulations;

●	potential FDA audit of the clinical trial sites that generated the data in support of the BLA; and

●	FDA review and approval of a BLA for a new biologic, prior to any commercial marketing or sale of the product in the U.S.

Clinical trials generally are conducted in three sequential phases, although they may overlap or be combined.

●	Phase 1 studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the investigational product in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness

●	Phase 2 studies are conducted to preliminarily or further evaluate the effectiveness of the investigational product for a particular indication(s) in patients with the disease or condition under study, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks associated with the product

●	Phase 3 clinical trials generally involve a large number of patients at multiple sites designed to provide the data required to demonstrate the effectiveness of the product for its intended use, safety and to establish the benefit-risk relationship of the product and provide an adequate basis for product labeling

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

The DSCSA preempts certain previously enacted state laws and the pedigree requirements of the Prescription Drug Marketing Act (“PDMA”). Trading partners within the drug supply chain must ensure certain product tracing requirements are met, and are required to exchange transaction information, transaction history, and transaction statements. Product identifier information (an aspect of the product tracing scheme) is also required. The DSCSA requirements, development of standards, and the system for product tracing were phased in over a period of years through 2023. In addition to new legislation, FDA regulations, guidance documents, and policies are often revised or reinterpreted by the agency in ways that may significantly affect our business and our product candidates.

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

The federal Anti-Kickback Statute (“AKS), which prohibits, among other things, persons and entities including pharmaceutical manufacturers from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, overtly or covertly, in case or in kind, to induce or reward, or in return for, or either the referral of an individual for, or the purchase, lease or order or recommendation of an item or service reimbursable, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The failure to meet all of the requirements of a particular applicable statutory exception or regulatory safe harbor does not make the conduct per se illegal under the AKS. Instead, the legality of the arrangement will be evaluated on a case-by-case basis based on a cumulative review of all of its facts and circumstances.

In addition, Patient Protection and Affordable Care Act of 2010, as amended (“ACA”) codified as law that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (“FCA”). The FCA prohibits individuals or entities from, among other things, knowingly presenting or causing the presentation of a claims for payment to, or approval by, the federal government that are false, fictitious or fraudulent, or knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim to avoid, decrease or conceal an obligation to pay money to the federal government. Our activities relating to the reporting of wholesaler or estimated retail prices for products we may commercialize in the future, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for products we may commercialize in the future, and the sale and marketing of products we may commercialize in the future, will be subject to scrutiny under the FCA. State statutes and regulations equivalent or substantially similar to the federal laws may extend to items and services reimbursed by commercial insurers and/or by patients directly. State law equivalents to the AKS and FCA may not have adopted exceptions and safe harbors available at the federal level and therefore, may implicate a broader range of activities.

The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud or obtain, by any means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. The federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act,” created under the ACA, and its implementing regulations, which requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the State Children’s Health Insurance Program (with certain exceptions) to annually report to the Department of Health and Human Services (“HHS”), information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Under recent legislation, the Sunshine Act will extend to payments and transfers of value to physician assistants, nurse practitioners, and other mid-level healthcare providers. The Centers for Medicare and Medicaid Services (“CMS”) has the potential to impose penalties for violations of the Sunshine Act, depending on the circumstances, and payments reported under the Sunshine Act also have the potential to draw scrutiny on payments to and relationships with physicians and teaching hospitals, which may have implications under the AKS and other healthcare laws.

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

Summary of Risk Factors

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

●	We are a clinical-stage company and have generated no revenue from commercial sales to date;

●	We have incurred net losses every year since our inception and anticipate that we will continue to incur net losses in the future;

●	If we fail to obtain additional financing, we will be unable to continue or complete our product development or product commercialization and you will likely lose your entire investment;

●	We are highly dependent on the clinical, regulatory and commercial success of ATNM-400, Actimab-A, Iomab-ACT, ATNM-400 and other pipeline candidates which we may never achieve;

●	We are highly dependent on our key personnel, and the demand for talent in the biotechnology industry is highly competitive; if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement or execute our business strategy;

●	We continuously evaluate our business strategy and may modify our strategy as necessary to respond to developments in our business and other factors, and any such modification such as a divestiture, spin-off, spin-out, merger or acquisition, if not successful, could have a material adverse effect on our business, financial condition, and results of operations;

●	We may expand our business through the acquisition of rights to new product candidates that could disrupt our business, harm our financial condition and may also dilute current stockholders’ ownership interests in our company;

●	Our business could be adversely affected by the effects of future health epidemics;

●	Our business is subject to cybersecurity risk;

●	We have not demonstrated that any of our products are safe or effective for any indication and will continue to expend substantial time and resources on clinical development before any of our current or future product candidates will be eligible for FDA approval, if ever;

●	Our clinical trials may fail to demonstrate adequately the efficacy and safety of our product candidates, which would prevent or delay regulatory approval and commercialization;

●	Preliminary, Interim, and “top-line” data from our clinical trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data;

●	Healthcare legislative reform measures intended to increase pressure to reduce prices of pharmaceutical products paid for by Medicare or, otherwise, affect the regulation of the U.S. healthcare system could have a material adverse effect on our business, future revenue, if any, and results of operations;

●	Changes in the healthcare industry and in healthcare spending could adversely affect our grant funded clinical programs, business, financial condition and results of operations;

●	We may rely on third parties to conduct certain aspects of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates;

●	We currently depend on single third-party manufacturers to produce our pre-clinical and clinical trial drug supplies. Any disruption in the operations of our current third-party manufacturers, or other third-party manufacturers we may engage in the future, could adversely affect our business and results of operations;

●	Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences;

●	Disruptions at the FDA and other government agencies caused by leadership changes, changes to regulatory approach, layoffs, funding shortages or global health concerns could negatively impact our business;

●	Our ability to advance clinical development of trials under our CRADA, obtain regulatory interactions/approvals, or secure government-funded grants may be delayed or disrupted by federal government shutdowns such as the shutdown that began October 1, 2025 and ended on November 12, 2025, as it curtailed operations of key agencies such as the FDA and the National Institutes of Health (“NIH”);

●	Our patent position is highly uncertain and involves complex legal and factual questions;

●	The use of hazardous materials, including radioactive and biological materials, in our research and development efforts imposes certain compliance costs on us and may subject us to liability for claims arising from the use or misuse of these materials;

●	Certain provisions of our Certificate of Incorporation and Bylaws and Delaware law make it more difficult for a third party to acquire us and make a takeover more difficult to complete, even if such a transaction were in our stockholders’ interest; and

●	Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

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

We have incurred net losses every year since our inception and anticipate that we will continue to incur net losses in the future.

We are not profitable and have incurred losses in each period since our inception. As of December 31, 2025 and December 31, 2024, we had an accumulated deficit of $409.7 million and $375.8 million, respectively. We reported a net loss of $33.9 million and $38.2 million for the years ended December 31, 2025 and 2024, respectively. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, which would have an adverse effect on our business prospects, financial condition and results of operation.

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

ATNM-400 is currently being studied preclinically and has not yet been studied in human subjects. There can be no assurances that we will advance ATNM-400 into clinical trials and even if we are successful in doing so, our preclinical results to date may not translate in connection with human subjects. Our Actimab-A drug candidate was studied in a Phase 2 clinical trial as a monotherapy, and we are now studying it in combination with other therapies. We believe we have aligned with the FDA on a Phase 2/3 trial that is intended to support a BLA filing. There can be no assurance that the Phase 2 portion of the trial will be successful and support advancing to the Phase 3 portion of the trial. In addition, our Iomab-ACT drug candidate has only been studied in a limited number of human subjects in a Phase 1 trial with a novel CAR-T therapy. While we believe the initial results from this trial were encouraging, there can be no assurance that future results with Iomab-ACT from the commercial CAR-T trial at UTSW or sickle cell conditioning trial at Columbia will be positive.

As for Iomab-B in particular, as previously disclosed, we completed the Phase 3 SIERRA trial (Study of Iomab-B in Elderly Relapsed or Refractory AML) and presented the trial results in February 2023, which were expected to support a BLA filing. The SIERRA trial met the primary endpoint of dCR with statistical significance (p-value<0.0001) but did not meet the secondary endpoint in achieving a statistically significant improvement in OS in the intent to treat population. On August 5, 2024, we announced that the FDA determined that the SIERRA trial alone is not adequate to support a BLA filing and is requiring an additional randomized head-to-head clinical trial to demonstrate an OS benefit in an intent to treat population. Further, the FDA is also requiring an additional dose optimization trial to calculate the dose of Iomab-B based on absorbed dose by the bone marrow, rather than the maximum tolerable dose of 24 Gy of radiation to the liver as was done in the SIERRA trial based on several interactions with the FDA prior to the start of the SIERRA trial. Based on this revised approach now required by the FDA, the safety and efficacy data generated from all Iomab-B studies, including the SIERRA trial, are inadequate to seek regulatory approval for Iomab-B, as dosing based on maximum tolerable dose of 24 Gy to the liver will lead to variable doses to the bone marrow (the target organ), result in underdosing or overdosing of patients and translate to a global patient safety risk. We are seeking a strategic partner for the U.S. in order to conduct the additional studies required by the FDA; however, we may not be successful in our efforts to find such a partner, or the trials and studies may not be successful. Further, there are no assurances that we can satisfy all of the FDA’s requests, and there could be additional regulatory hurdles that may result in either non-acceptance or non-approval of a future BLA filing. The U.S. commercial opportunity for Iomab-B may thus never be realized.

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

In February 2026, Steve O’Loughlin tendered his resignation as the Chief Financial Officer of our Company. To fill this executive vacancy, our Board appointed Sandesh Seth, the current Chairman and Chief Executive Officer of the Company, to serve as our principal financial officer. In the second quarter of 2025, we conducted a workforce optimization that reduced our headcount by approximately fourteen percent and announced a strategic pipeline prioritization which led to further departures from the workforce in 2025. In the third quarter of 2024, our overall headcount was reduced by approximately twenty percent, with a majority of departures coming from our clinical and CMC groups. We do not expect these departures to have a material impact on our operations or ability to execute our operating plan and are actively seeking a strategic partner for Actimab-A and Iomab-B in the U.S. to advance the registrational Phase 2/3 trials required by the FDA.

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

Disruptions at the FDA and other government agencies caused by government shutdowns, leadership changes, changes to regulatory approach, layoffs, funding shortages or global health concerns could negatively impact our business

The ability of the FDA to review proposed clinical trials or approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, including executive and congressional priorities, the impacts of which are inherently fluid and unpredictable. Disruptions at the FDA and other agencies may slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business. In the recent past, the U.S. government shutdown on October 1, 2025 to November 12, 2025, which curtailed operations at key agencies such as the FDA and NIH. Based on this shutdown, we expect trials under our CRADA with the NCI to be delayed. There can be no assurances that additional shutdowns will occur in the future or how long such shutdowns may last. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current administration has enacted and continues to propose substantial reductions in force at various government agencies including the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could delay reviews and negatively impact our business. There has been significant turnover and changes in senior leadership at the FDA and other government agencies including the Center for Biologics Evaluation and Research (“CBER”), which is the division of the FDA that would oversee and review biologics-based targeted radiotherapies like those we currently develop and plan to continue to develop. We believe these changes could result in changes in the FDA’s perception of the approvability of therapies, the perceived value of certain therapies or therapeutic modalities, which could create material challenges for our development efforts. As of the date of this Report, there is significant uncertainty and risks associated with future FDA regulatory policies and actions that could have a material negative impact on our business. Any or all of these factors could cause us to amend, suspend or terminate the development of certain of our preclinical or clinical programs, which could have material adverse impacts on our business, our product candidates or our ability to continue operations.

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

Additionally, a future pandemic may result in delays in receiving approvals from local and foreign regulatory authorities, delays in necessary interactions with IRB, local and foreign regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees.

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

As previously disclosed and noted above, Actinium has licensed to Immedica the exclusive product rights for commercialization of Iomab-B in the Europe, Middle East, and North Africa (EUMENA) region. We are evaluating the impact of the FDA’s 2024 determination of the SIERRA trials results referred to above in the context of global regulatory submission for Iomab-B. At this time, filings for regulatory approval, obtaining regulatory approvals, and successful commercialization of Iomab-B in the EUMENA region and on a global basis are highly uncertain and may never be realized.

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

Disruptions at the FDA and other agencies may slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business and may cause us to amend our business strategy or. From October 1, 2025 until November 12, 2025, the U.S federal government was shutdown, which curtailed operations of key agencies such as the FDA and the NIH. Our ability to advance clinical development, obtain regulatory interactions/approvals, or secure government-funded grants may be delayed or disrupted by the aformentioned federal government shutdown. For example, the NCI with whom we have a CRADA with for the development of Actimab-A was not operating during the shutdown. As a result, trials active and planned under our CRADA are expected to be delayed. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current administration has enacted and continues to propose substantial reductions in force at various government agencies including the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could delay reviews and negatively impact our business. There has been significant turnover and changes in senior leadership at the FDA and other government agencies including the Center for Biologics Evaluation and Research (“CBER”), which is the division of the FDA that would oversee and review biologics based targeted radiotherapies like those we currently develop and plan to continue to develop. We believe these changes could result in changes in the FDA’s perception of the approvability of therapies, the perceived value of certain therapies or therapeutic modalities, which could create material challenges for our development efforts. At this time, there is significant uncertainty and risks associated with future FDA regulatory policies and actions that could have a material negative impact on our business. Any or all of these factors could cause us to amend, suspend or terminate the development of certain of our preclinical or clinical programs, which could have material adverse impacts on our business, our product candidates or our ability to continue operations.

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

Clinical trials involve the administration of the biological product candidate to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria, and the parameters to be used to monitor subject safety, including stopping rules that assure a clinical trial will be stopped if certain adverse events should occur. Each protocol and any amendments to the protocol must be submitted to the FDA as part of the IND application. Clinical trials must be conducted and monitored in accordance with the FDA’s regulations composing the GCP requirements, including the requirement that all research subjects provide informed consent. Further, each clinical trial must be reviewed and approved by an IRB, at or servicing each institution at which the clinical trial will be conducted. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB also approves the form and content of the informed consent that must be signed by each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

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

There have been significant judicial, administrative, executive, and legislative initiatives to modify, limit, replace, or repeal the Affordable Care Act since its enactment. For example, during his first term, President Trump issued several Executive Orders and other directives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. Concurrently, Congress considered legislation that would repeal or replace all or part of the Affordable Care Act. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of the Affordable Care Act have been passed. For example, the Tax Cuts and Jobs Act of 2017 eliminated the Affordable Care Act provision requiring individuals to purchase and maintain health coverage, or the “individual mandate,” by reducing the associated penalty to zero, beginning in 2019. In December 2018, a district court in Texas held that the individual mandate is unconstitutional and that the rest of the Affordable Care Act is, therefore, invalid. On appeal, the Fifth Circuit Court of Appeals affirmed the holding on the individual mandate but remanded the case back to the lower court to reassess whether and how such holding affects the validity of the rest of the Affordable Care Act. The Fifth Circuit’s decision on the individual mandate was appealed to the U.S. Supreme Court. On June 17, 2021, the Supreme Court held that the plaintiffs (comprised of the state of Texas, as well as numerous other states and certain individuals) did not have standing to challenge the constitutionality of the Affordable Care Act’s individual mandate and, accordingly, vacated the Fifth Circuit’s decision and instructed the district court to dismiss the case. As a result, the Affordable Care Act remained in effect in its then-current form; however, we cannot predict what additional challenges may arise in the future, the outcome thereof, or the impact any such actions may have on our business. This uncertainty has become even greater given the new Trump administration and its proposed agenda.

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

On August 16, 2022, former President Biden signed into law the Inflation Reduction Act of 2022 (the “IRA”), which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms. Specifically, the IRA authorizes and directs the HHS to set drug price caps for certain high-cost Medicare Part B and Part D qualified drugs, with the initial list of drugs announced on August 29, 2023, and the first year of maximum price applicability beginning in 2026. The IRA further authorizes the HHS to penalize pharmaceutical manufacturers that increase the price of certain Medicare Part B and Part D drugs faster than the rate of inflation. The IRA creates significant changes to the Medicare Part D benefit design by capping Part D beneficiaries’ annual out-of-pocket spending at $2,000 beginning in 2025. Further, on July 4, 2025, President Trump signed the One Big Beautiful Bill Act into law which, among other things, is expected to reduce funding to federal healthcare programs, imposes additional requirements to be eligible for healthcare, and clarifies exclusions for orphan drugs under IRA’s Drug Price Negotiation Program

The current Trump Administration is also pursuing policies intended to, among other things, reduce regulations and expenditures across government (including at the HHS, FDA, NIH, CMS, and other related agencies), lower prescription drug prices, and enhance drug price transparency. These actions, such as those directed by executive orders, may propose policy changes that create additional uncertainty for our business. For example, on April 15, 2025, the Trump Administration released an executive order entitled, “Lower Drug Prices by Once Again Putting Americans First,” which among other things, included multiple directives to various agencies aimed at lowering prescription drug prices. Further, in May 2025, the Trump Administration released two executive orders aimed to promote domestic production of critical medicines and to establish a most-favored-nation (“MFN”) drug pricing policy that would tie U.S. drug prices to the prices paid for drugs in other countries. Other recent actions and proposals include, for example, (1) reducing federal agencies workforces; (2) directing program cuts; (3) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending and eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; (4) directing certain federal agencies to enforce existing law regarding hospital and price plan price transparency and by standardizing prices across hospitals and health plans; (5) as part of the Make America Healthy Again (MAHA) Commission’s recent Strategy Report, working across government agencies to increase enforcement on direct-to-consumer pharmaceutical advertising; (6) announcing a new payment initiative called the GENErating cost Reductions fOr U.S. Medicaid Model (“GENEROUS Model”) where drug manufacturers may voluntarily offer supplemental rebates to participating state Medicaid programs; (7) directing HHS and other agencies to lower prescription drug costs for Medicare through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and proposing two rules to incorporate MFN pricing into federal reimbursement for drugs including the Global Benchmark for Efficient Drug Pricing Model (“GLOBE Model”) for Medicare Part B and Guarding U.S. Medicare Against Rising Drug Costs (“GUARD Model”) for Medicare Part D; (8) launching the TrumpRx direct-to-consumer platform designed to have drug manufacturers offer consumers prescription drug MFN pricing equal to or lower than those paid in other developed nations; and (9) calling on Congress to enact the “The Great Healthcare Plan” to, among other things, codify and expand MFN pricing, lower government subsidies to private insurance companies, increase healthcare price transparency, expand pharmaceutical drugs available for over-the-counter purchase, and enact restrictions on pharmacy benefit managers. These actions and policies may significantly reduce drug prices, potentially impacting manufacturers’ drug pricing strategies and profitability, while increasing operational costs and compliance risks.

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

 Additionally, in December 2025, the National Defense Authorization Act for Fiscal Year 2026 (“NDAA”) was enacted, which included legislation commonly referred to as the “BIOSECURE Act.” The BIOSECURE Act restricts government agencies from procuring certain biotechnology equipment or services from, or entering into contracts with, entities that use biotechnology equipment or services from designated “biotechnology companies of concern,” (“BCCs”) and from expending certain federal loan or grant funds for such equipment or services. BCCs include those that are identified on the Department of Defense’s annual List of Chinese Military Companies, also known as the 1260H List, and the government also has the ability to designate entities as BCCs through a separate designation process. While the BIOSECURE Act has not yet been fully implemented through final regulations, there remains a continued policy interest in limiting U.S. companies’ relationships with biotechnology providers with relationships with foreign adversaries.

If any of our current or future vendors, or their affiliates, are designated as a BCC or placed on other U.S. restricted party lists, such designation could impact and potentially restrict our ability to purchase equipment or services from such vendors and could adversely affect our existing government-funded grants and our ability to secure future grants. These disruptions could also have adverse effects on the development of our product candidates and our business operations.

Moreover, with the change in presidential administration that recently occurred in the United States, government spending programs have become even more difficult to predict and may be subject to greater risk. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the spending priorities of the new U.S. presidential administration and Congress and what challenges budget reductions may present for our industry generally or for our company. For example, President Trump recently attempted to place a widespread freeze on most federal grants and loans. Any freeze, reduction, recission, change in eligibility or compliance requirements, or other actions affecting government support for our products, programs, or studies could significantly impair our research and development activities, business, and operations.

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

With the change in the U.S. Presidential Administration in 2025, there is substantial uncertainty as to whether and how the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. This uncertainty could present new challenges and/or opportunities as we navigate development of our product candidates. Some of these efforts have manifested to date in the form of personnel measures that could impact the FDA’s ability to hire and/or retain key personnel, which could result in delays or limitations on our ability to obtain guidance from the FDA on our product candidates in development and obtain the requisite regulatory approvals in the future. Moreover, the new Administration has proposed action to freeze or reduce the budget of the NIH, as related to its funding for medical research, which could decrease the ability of facilities that rely on NIH funding to enroll and conduct clinical trials or increase the costs to us of conducting clinical trials. There remains general uncertainty regarding future activities. The new Administration could issue or promulgate executive orders, regulations, policies or guidance that adversely affect us or create a more challenging or costly environment to pursue the development of new therapeutic products. Alternatively, state governments may attempt to address or react to changes at the federal level with changes to their own regulatory frameworks in a manner that is adverse to our operations. If we become negatively impacted by future governmental orders, regulations, policies or guidance as a result of the new Administration, there could be a material adverse effect on us and our business.

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

Healthcare professionals and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with customers, healthcare professionals and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research, market, sell and distribute any products for which we obtain marketing approval. Federal and state healthcare laws and regulations that may affect our operations, directly or indirectly, include the following, among others:

●	the federal Anti-Kickback Statute, which prohibits persons and entities from, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;

●	the federal false claims laws, including civil whistleblower or qui tam actions under the FCA, which impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●	HIPAA, as amended by HITECH, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and also imposes obligations, including mandatory contractual terms, on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of the covered entity as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	the federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;

●	the federal Physician Payments Sunshine Act, created under the Affordable Care Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually information related to certain payments or other transfers of value provided to physicians and any ownership and investment interests held by physicians or their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year; and

●	analogous state laws and regulations, including (among others) state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the United States federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information and that require tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal law, thus complicating compliance efforts.

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

The protection against generic competition for our biologic drug candidates and reimbursement by CMS may be subject to future change

We are not aware of any existing or pending regulations or legislation that pertains to generic radiopharmaceutical products such as our targeted radiotherapy product candidates. Our ARC product candidates are regulated by the FDA as biologic products, and we intend to seek approval for these products pursuant to the BLA pathway. The Biologics Price Competition and Innovation Act of 2009, or BPCIA, created an abbreviated pathway for the approval of biosimilar and interchangeable biologic products. The abbreviated regulatory pathway establishes legal authority for the FDA to review and approve biosimilar biologics, including the possible designation of a biosimilar as “interchangeable” based on its similarity to an existing brand product. Under the BPCIA, an application for a biosimilar product cannot be approved by the FDA until 12 years after the original branded product was approved under a BLA and in Europe a biosimilar product cannot be approved until 10 years after the original branded product was approved. The law is complex and as a result, its ultimate impact, implementation, and meaning are subject to uncertainty. Even if a biosimilar gets approved for one of the antibodies that we use, the final constructs of our drug candidates consist of an antibody, radioisotope and in some cases a linker and we are not aware of any regulations that would require us to provide the final constructs or components to third parties or potential competitors. Therefore, based on the current regulations, we do not believe that the final drug product of our candidates can be subject to competition from a biosimilar as outlined in BPCIA for at least 12 years in the U.S. and 10 years in the EU. We are aware that generic versions of certain radiopharmaceuticals utilizing peptides have been submitted to the FDA via the Abbreviated New Drug Application (“ANDA”) pathway, however, those products are not covered under the BPCIA and therefore that generic pathway is not applicable to Iomab-B or Actimab-A. We expect this would also apply to other biologic drug candidates we may seek to develop in the future based on the current provisions of the BPCIA. Additionally, the Inflation Reduction Act (“IRA”) that was enacted in August 2022, states that reimbursement by the Centers for Medicare& Medicaid Services (“CMS”) for high-expenditure single-source biologic drugs, which we expect Iomab-B and Actimab-A to be, can only be negotiated after at least 11 years following approval compared to 7 years for non-biologic drugs with negotiated prices taking effect two years after selection. Therefore, we currently believe that our antibody radiation conjugates (“ARCs”) are less likely than small molecules to face pricing pressure and negotiation from IRA. Further, a drug or biological product that has an orphan drug designation, which Iomab-B and Actimab-A both have, for only one rare disease or condition will be excluded from the IRA’s price negotiations requirements  until such time the biological products has designations for more than one rare disease or condition, or if is approved for an indication that is not within that single designated rare disease or condition, unless such additional designation or such disqualifying approvals are withdrawn by the time CMS evaluates the drug for selection for negotiation. In August 2023, 10 initial drugs were identified with negotiated prices that went into effect January 1, 2026. In 2027 and 2028, it is expected that CMS will establish negotiated prices for 15 additional drugs in each respective year. We do not believe there is a high likelihood that Iomab-B or Actimab-A would be identified by CMS for negotiated pricing under IRA but there is potential that IRA and other additional state and federal healthcare reform measures will be adopted in the future and the implementation of cost-containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or successfully commercialize our product candidates.

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

Our research, development and manufacturing activities involve the controlled use of hazardous materials, including chemicals, radioactive and biological materials, such as radioactive isotopes. We are subject to federal, state, local and foreign environmental laws and regulations governing, among other matters, the handling, transportation, storage, use and disposal of these materials and some waste products. Our radiopharmaceutical operations depend on NRC/Agreement State licenses, hazardous-materials shipping permissions, and third-party radioactive waste services; loss or disruption of any of these could halt clinical supply or commercialization. We cannot completely eliminate the risk of contamination or injury from these materials, and we could be held liable for any damages that result, which could exceed our financial resources. We currently maintain insurance coverage for injuries resulting from the hazardous materials we use; however, future claims may exceed the amount of our coverage. Also, we do not have insurance coverage for pollution cleanup and removal. Currently the costs of complying with such federal, state, local and foreign environmental regulations are not significant, and consist primarily of waste disposal expenses. However, they could become expensive, and current or future environmental laws or regulations may impair our research, development, production and commercialization efforts.

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

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such a company. Litigation initiated against us, such as the matters further described under “Legal Proceedings”, whether or not successful, could result in substantial costs and diversion of our management’s attention and our resources, which could harm our business and financial condition.

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

We are subject to the information and reporting requirements of the Securities Exchange Act (the “Exchange Act”) and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to stockholders are substantial. In addition, we will incur substantial expenses in connection with the preparation of registration statements and related documents with respect to any offerings of our common stock.

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

Our compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur substantial accounting expense and expend significant management efforts. We complied with Section 404 at December 31, 2025 and 2024 and while our testing did not reveal any material weaknesses in our internal controls, any material weaknesses in our internal controls in the future would be required us to remediate in a timely manner so as to be able to comply with the requirements of Section 404 each year. If we are not able to comply with the requirements of Section 404 in a timely manner each year, we could be subject to sanctions or investigations by the SEC, NYSE American or other regulatory authorities which would require additional financial and management resources and could adversely affect the market price of our common stock. Furthermore, if we cannot provide reliable financial reports or prevent fraud, our business and results of operations could be harmed, and investors could lose confidence in our reported financial information.

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

Our Bylaws designate the U.S. federal district courts as the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act of 1933, as amended.

Our Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act of 1933, as amended. In addition, our Bylaws state that any person purchasing or otherwise acquiring any interest in our security shall be deemed to have notice of and to have consented to such provision. Such choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits, if successful, might benefit our stockholders. Stockholders who do bring a claim in the federal district courts of the United States of America could face additional litigation costs in pursuing any such claim.

The uncertainty of tariff policies and potential countermeasures could increase our costs and disrupt our global supply chain, which could negatively impact the results of our operations.

President Trump has increased, and has indicated his willingness to continue to increase, the use of tariffs by the U.S. to accomplish certain U.S. policy goals. In February 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (IEEPA) are unauthorized. In response, the presidential administration announced its intention to invoke other laws to collect tariffs and announced new tariffs on imports from all countries under Section 122 of the Trade Act of 1974, in addition to any existing non-IEEPA tariffs. The administration could additionally take action to invoke other laws to collect tariffs also. Such tariffs and any countermeasures could increase the cost of raw materials and components necessary for our operations, disrupt our global supply chain and create additional operational challenges. Further, it is possible that government policy changes and related uncertainty about policy changes could increase market volatility. Because of these dynamics, we cannot predict the impact of any future changes to the U.S.’s or other countries’ trading relationships or the impact of new laws or regulations adopted by the U.S. or other countries on our business. Such changes in tariffs and trade regulations could have a material adverse effect on our financial condition, results of operations and cash flows.

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

The Company has established an Incident Response Policy and recovery plans to address its response to a cybersecurity incident, including those related to the third-party service providers engaged by the Company and such plans are tested and evaluated on a regular basis. This includes continuous security operation centers monitoring of the Company’s systems and accounts.

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

Governance:

We rely on a multidisciplinary team including third-party service providers to assess how identified cybersecurity threats could impact our business. The Company’s cybersecurity function is managed by the Company’s Principal Financial Officer, who assumes the overall responsibility and accountability of the function and with select members of the Company’s management is collectively responsible for the day–to–day assessment and management of cybersecurity risks, their prevention, mitigation, detection, and remediation. Our Principal Financial Officer and other members of management have undergone various briefings from our cybersecurity advisory firm to prepare them to effectively assess and manage material risks from cybersecurity threats. Additionally, members of the third-party service providers have cybersecurity experience and/or certifications.

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

ITEM 2. PROPERTIES.

We do not own any real property. We have leased offices at 100 Park Avenue, New York, NY 10017, which serves as our corporate headquarters, effective June 1, 2022. The lease has a term of 5 years 2 months, with an expiration date in 2027, and a current annual rate of $636 thousand. We are also responsible for certain other costs, such as insurance, taxes, utilities and maintenance. We issued a letter of credit in connection with the lease and as of December 31, 2025, maintain a $335 thousand certified deposit as collateral for the letter of credit.

We lease lab space and office space at Albert Einstein College of Medicine, 1300 Morris Park Avenue, Bronx, NY 10461. The lease has a term of twelve months, expiring August 31, 2026, with a current annual rate of $149 thousand. We have leased manufacturing space at the same site, effective December 1, 2025. The lease has a term of five years and one month, expiring December 31, 2030, with a current annual rate of $171 thousand.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm business.

On March 27, 2025, a putative class action complaint (the “Securities Complaint”) was filed by alleged stockholder Nitin Kohil against the Company and executives Sandesh Seth, Avinash Desai, Madhuri Vusirikala, and Sergio Giralt (the “Defendants”), styled Kohil v. Actinium Pharmaceuticals, Inc., et al., Case No. 1:25-cv-02553 in the United States District Court for the Southern District of New York, (“the Court”). The Securities Complaint alleges that the Defendants made material misrepresentations and omissions concerning the Iomab-B Phase 3 Sierra Trial during a proposed class period of October 31, 2022 to August 2, 2024 and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiff sought unspecified damages. On June 24, 2025, the court in the securities action appointed lead plaintiffs pursuant to the Private Securities Litigation Reform Act of 1995 and re-captioned the case as In re Actinium Pharmaceuticals, Inc. Securities Litigation. Lead Plaintiffs filed an amended complaint on August 25, 2025. On October 27, 2025, Defendants moved to dismiss the amended complaint; on December 19, 2025, Lead Plaintiffs filed their opposition; and on February 2, 2026, Defendants filed their reply in support. The parties are currently awaiting the Court’s decision on Defendants’ motion

On May 5, 2025, a shareholder complaint captioned Georges v. Seth et al., Case No. 1:25-cv-03738-JPO was filed against certain of the Company’s directors and officers, alleging derivative liability based on the same factual allegations made in the securities class action. On May 13, 2025, a second substantially identical derivative complaint captioned Robinson v. Seth et al., Case No. 1:25-cv-04012-JPO was filed. On June 24, 2025, the Court consolidated the derivative cases and, on July 29, 2025, the parties to the derivative cases filed a stipulation with the Court to stay those matters pending resolution of the motion that defendants will file in the securities class action. The Court so-ordered that stipulation on July 30, 2025, and re-captioned the case as In re Actinium Pharmaceuticals, Inc. Derivative Litigation.

On June 17, 2025, a purported shareholder served Actinium with a demand for books and records pursuant to Section 220 of the Delaware General Corporation Law. In general, the demand seeks documents relating to the facts at issue in the above-described securities class action and derivative cases. The Company rejected the shareholder demand by letter dated July 8, 2025. The parties continue to discuss the demand, though the shareholder has not followed up on his demand since October 2025.

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

Holders

As of March 30, 2026, there were 31,175,949 shares of common stock issued and outstanding, which were held by approximately 100 holders of record. There are no shares of preferred stock outstanding.

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

The following table indicates shares of common stock authorized for issuance under our equity compensation plan as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options and restricted stock units	Weighted- average exercise price of outstanding options	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	398,898	$5.89	8,882,721
Equity compensation plans not approved by security holders	-	-	-
Total	398,898	$5.89	8,882,721

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information and financial data discussed below is derived from the audited consolidated financial statements of Actinium Pharmaceuticals, Inc. for its fiscal years ended December 31, 2025 and 2024. The consolidated financial statements of Actinium Pharmaceuticals, Inc. were prepared and presented in accordance with generally accepted accounting principles in the United States. The information and financial data discussed below is only a summary and should be read in conjunction with the historical financial statements and related notes of Actinium Pharmaceuticals, Inc. contained elsewhere in this Report. The financial statements contained elsewhere in this Report fully represent Actinium Pharmaceuticals, Inc.’s financial condition and operations; however, they are not indicative of the Company’s future performance. See “Cautionary Note Regarding Forward-Looking Statements” above for a discussion of forward-looking statements and the significance of such statements in the context of this Report. See also “Risk Factors” in Part I, Item 1A of this Report for a discussion of risks and uncertainties that could impact Actinium Pharmaceuticals, Inc.’s future financial condition, operations and performance.

Actinium Pharmaceuticals, Inc. (“Actinium”, the “Company”, or “we”) is a pioneer in the development of targeted radiotherapies intended to meaningfully improve outcomes for patients with relapsed or refractory cancer who have failed existing therapies. We operate as a single operating segment focused on research, discovery, and clinical development of targeted radiotherapies.

Results of Operations – Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the years ended December 31,		Increase
(amounts in thousands)	2025	2024	(Decrease)

Revenue:
Revenue	$-	$-	$-
Other revenue	90	-	90
Total revenue	90	-	90

Operating expenses:
Research and development, net of reimbursements	21,124	30,045	(8,921)
General and administrative	15,213	12,076	3,137
Total operating expenses	36,337	42,121	(5,784)

Other income:
Interest income – net	2,360	3,878	(1,518)
Total other income	2,360	3,878	(1,518)

Net loss	$(33,887)	$(38,243)	$(4,356)

Revenues

We recorded no commercial revenues for the years ended December 31, 2025 and 2024, respectively.

Other revenue

The National Institutes of Health awarded us a Small Business Technology Transfer cost reimbursable grant to support a clinical collaboration with Memorial Sloan Kettering Cancer Center, or MSK, to study Iomab-ACT, our CD45-targeting Antibody Radio-Conjugate, for targeted conditioning to achieve lymphodepletion prior to administration of a CD19-targeted CAR T-cell therapy developed at MSK. We recognized other revenue during the year ended December 31, 2025 of $0.1 million from this grant.

On April 7, 2022, we entered into a License Agreement with Immedica, (the License Agreement), pursuant to which Immedica licensed the exclusive product rights for commercialization of Iomab-B in certain countries in the EUMENA region. Upon signing, we were entitled to an upfront, non-refundable payment of $35.0 million from Immedica, which was received in May 2022. Under the terms of the License Agreement, we are eligible to receive certain regulatory and commercial milestone payments and royalties on net sales of the product in certain countries that may result from the License Agreement. We continue to retain commercialization rights in the U.S. and rest of the world.

Our contract liabilities are recorded within Other revenue deferred – current liability or Long-term license revenue deferred in our condensed consolidated balance sheets depending on the short-term or long-term nature of the payments to be recognized. Our contract liabilities primarily consist of advanced payments from licensees. Long-term license revenue deferred was $35.0 million at December 31, 2025 and December 31, 2024, resulting from the receipt from Immedica; this deferred revenue will be recognized upon the European Union’s regulatory approval of Iomab-B or provision of definitive feedback that Iomab-B will not receive approval in the European Union.

Stock Option Compensation Expense

On March 31, 2025, our Board of Directors approved the cancellation of certain stock options to purchase an aggregate of 4.9 million shares of common stock held by certain current employees and directors that were initially granted under our Amended and Restated 2013 Stock Plan and 2019 Stock Plan. Such cancellations were subject to the consent of the applicable holders of the stock options.

The cancellation of stock options on March 31, 2025, described above, resulted in a significant increase in non-cash stock-based compensation for the year ended December 31, 2025 compared to its prior-year period due to recognition of previously unrecognized stock-based compensation cost at the cancellation. During the years ended December 31, 2025 and December 31, 2024, total non-cash stock-based compensation expense, including stock option compensation expense, was $9.2 million and $5.3 million, respectively. No stock options or restricted stock units were granted during 2025 to existing employees or Board members.

Research and Development Expenses, net of reimbursements

Research and development expenses decreased by $8.9 million to $21.1 million for the year ended December 31, 2025, compared to $30.0 million for the year ended December 31, 2024. The decrease was primarily driven by a decline in outside CRO services and other preclinical R&D expenses of $5.5 million and lower compensation of $4.3 million due to lower headcount. In the second quarter of 2025, we conducted a workforce optimization that reduced our headcount by approximately fourteen percent and announced a strategic pipeline prioritization. These decreases were partially offset by higher non-cash stock-based compensation of $1.0 million, resulting from the cancellation of stock options described above.

General and Administrative Expenses

General and administrative expenses increased by $3.1 million to $15.2 million for the year ended December 31, 2025, compared to $12.1 million for the year ended December 31, 2024. Higher non-cash compensation expense of $2.9 million resulting from the cancellation of stock options described above and higher consulting fees and legal fees of $0.7 million were partially offset by lower compensation expense of $0.5 million, due to lower headcount.

Other Income

Other income is comprised of net interest income in both reporting periods. Other income for the year ended December 31, 2025 was $2.4 million, a decrease of $1.5 million from $3.9 million for the year ended December 31, 2024, primarily due to a lower average cash balance during 2025 compared to the prior year.

Net Loss

Net loss decreased by $4.4 million to $33.9 million for the year ended December 31, 2025, compared to $38.2 million for the year ended December 31, 2024, primarily due to lower research and development expenses of $8.9 million for the year ended December 31, 2025. This decrease was partially offset by higher general and administrative expenses of $3.1 million, attributable to higher non-cash stock-based compensation expense of $2.9 million resulting from the cancellation of stock options described above, along with lower other income.

Liquidity and Capital Resources

Historically, we have financed our operations primarily through sales of our common stock and common stock equivalents. The following tables sets forth selected cash flow information for the periods indicated:

	For the years ended December 31,
(amounts in thousands)	2025	2024

Cash used in operating activities	$(24,580)	$(33,072)
Cash used in investing activities	(104)	(11)
Cash used in/provided by financing activities	(217)	29,321
Effect of foreign currency rates on cash	6	-

Net change in cash, cash equivalents and restricted cash	$(24,895)	$(3,762)

Net cash used in operating activities for the year ended December 31, 2025 was $24.6 million, representing a decrease of $8.5 million compared to $33.1 million in the prior-year period. This reduction was primarily driven by lower cash compensation of $4.8 million due to reduced headcount and a $5.5 million decline in outside CRO services and other preclinical R&D expenses, partially offset by lower interest income of $1.5 million and a $1.0 million decrease in net operating assets.

Net cash used in investing activities was $104 thousand for the year ended December 31, 2025 as we began construction to create modular removable manufacturing space, with an estimated cost of $1.4 million to be incurred in 2026. For the year ended December 31, 2024, net cash used in investing activities was $11 thousand for the purchase of equipment for our laboratory space.

Net cash used in financing activities was $217 thousand for the year ended December 31, 2025 related to restricted stock units withheld to cover tax withholding obligations. Net cash provided by financing activities of $29.3 million in 2024 was primarily from the sale of shares of common stock.

In August 2020, we entered into the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we are able to sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of our common stock. On June 28, 2022, we entered into an Amendment and Restated Capital on Demand™ Sales Agreement, or the Amended Sales Agreement, with JonesTrading and B. Riley Securities, Inc. (“B. Riley”). The Amended Sales Agreement modifies the original Capital on Demand™ Sales Agreement to include B. Riley as an additional sales agent thereunder. Shares of common stock were offered pursuant to a shelf registration statement on Form S-3 (File No. 333-242322) filed with the SEC on August 7, 2020 (the “Prior Shelf Registration Statement”). On August 11, 2023, we filed a registration statement on Form S-3 (File No. 333-273911), and amended on February 2, 2024, which was declared effective on February 5, 2024, to replace the Prior Shelf Registration Statement, including a base prospectus which covers the offering, issuance and sale of up to $500 million of common stock, preferred stock, warrants, units and/or subscription rights; and a sales agreement prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of $200 million of common stock that may be issued and sold under the Amended Sales Agreement. There was no sale of shares of common stock during the year ended December 31, 2025, pursuant to the Amended Sales Agreement. For the year ended December 31, 2024, we sold 3.5 million shares of common stock, resulting in gross proceeds of $29.9 million and net proceeds of $29.3 million under the Amended Sales Agreement.

We entered into a lease for corporate office space effective June 1, 2022. The lease has a term of five years and two months, with an expiration date in 2027, and current annual rent of $0.6 million. We are also responsible for certain other costs, such as insurance, utilities and maintenance. We issued a letter of credit in connection with the lease and as of December 31, 2025 maintain a $0.3 million certified deposit as collateral for the letter of credit.

We entered into a lease for manufacturing space effective December 1, 2025. The lease has a term of five years and one month, with an expiration date in 2030, and current annual rent of $0.2 million. We are also responsible for certain other costs, such as insurance, utilities and maintenance.

We will require additional funds to conduct clinical and non-clinical trials, achieve regulatory approvals, and, subject to such approvals, commercially launch our product candidates, and will need to secure additional financing in the future to support our operations. As of the date of filing this report, we expect that our existing resources will be more than sufficient to fund our planned operations for more than 12 months following the date of this report. We base this belief on assumptions that are subject to change, and we may be required to use our available cash and cash equivalent resources sooner than we currently expect. In the long-term, we intend to continue to fund our operations through the sales of our common stock and common stock equivalents, noting our actual future capital requirements will depend on many factors, including the progress and results of our ongoing clinical trials, the duration and cost of discovery and preclinical development, laboratory testing and clinical trials for our pipeline candidates, the timing and outcome of regulatory review of our product candidates, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the number and development requirements of other pipeline candidates that we pursue, and the costs of commercialization activities, including product marketing, sales, and distribution.

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

Critical Accounting Estimates

Our management’s discussion and analysis of financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements during the reporting periods. These items are monitored and analyzed by us for changes in facts and circumstances, and material changes in these estimates could occur in the future. We base our estimates on historical experience, known trends and events, and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Changes in estimates are reflected in reported results for the period in which they become known. Actual results may differ materially from these estimates under different assumptions or conditions. The Company does not have any critical accounting estimates that are likely to have a material impact on our financial condition or results of operation.

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide improvements primarily related to the rate reconciliation and income taxes paid information included in income tax disclosures. We are required to disclose additional information regarding reconciling items equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory tax rate. Similarly, we are required to disclose income taxes paid (net of refunds received) equal to or greater than five percent of total income taxes paid (net of refunds received). The amendments in ASU 2023-09 were effective January 1, 2025 to be applied on a prospective basis, with retrospective application permitted. We adopted ASU 2023-09 on a retrospective basis and it did not have a material impact on our consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which excludes from derivative accounting non-exchange-traded contracts with underlying terms that are based on operations or activities specific to one of the parties to the contract. However, this scope exception does not apply to (1) variables based on a market rate, market price, or market index, (2) variables based on the price or performance of a financial asset or financial liability of one of the parties to the contract, (3) contracts (or features) involving the issuer’s own equity that are evaluated under the guidance in Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and (4) call options and put options on debt instruments. We can apply the amendments in AUS 2025-07 either (1) prospectively to new contracts entered into on or after the date of adoption or (2) on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption for contracts existing as of the beginning of the annual reporting period of adoption. The amendments in ASU 2025-07 are effective January 1, 2027, for annual reporting periods, including interim periods within annual reporting periods. Early adoption is permitted. We are evaluating the impact of ASU 2025-07 on our financial statements.

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

Known Trends, Events and Uncertainties

The Company is subject to risks and uncertainties common to companies in the biopharmaceutical industry, including but not limited to, risks associated with completing preclinical studies and clinical trials, receiving regulatory approvals for product candidates, development by competitors of new biopharmaceutical products, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. In addition, the consequences of the ongoing geopolitical conflicts, such as the ongoing conflict between Russia and Ukraine and the ongoing conflicts in the Middle East, including related sanctions and countermeasures, and the effects of rising global inflation, are difficult to predict, and could adversely impact geopolitical and macroeconomic conditions, the global economy, and contribute to increased market volatility, which may in turn adversely affect our business and operations. In the past, U.S. federal government shutdowns, such as the shutdown that began on October 1, 2025 and ended on November 12, 2025, have curtailed operations of key agencies such as the FDA and the NIH, which includes the NCI. Future shutdowns may result in delays or disrupt our ability to advance clinical development of the current and planned clinical trials under our CRADA, obtain regulatory interactions/approvals, or secure government-funded grants. Additionally, changes to U.S. policy implemented by the U.S. Congress, the Trump administration or any new administration have impacted and may in the future impact, among other things, the U.S. and global economy, tariffs, international trade relations, unemployment, immigration, healthcare, taxation, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business. For a further discussion of factors that may affect future operating results see the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statement Notice.”

Other than as discussed above and elsewhere in this report, we are not aware of any trends, events or uncertainties that are likely to have a material effect on our financial condition.

Subsequent Event

In February 2026, the Chief Financial Officer of our Company tendered his resignation. To fill this executive vacancy, our Board appointed Sandesh Seth, the current Chairman and Chief Executive Officer of the Company, to serve as our Principal Financial Officer.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Actinium Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Actinium Pharmaceuticals, Inc. (the “Company”) as of December 31, 2025, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the year ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the year ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 8 to the financial statements, the Company adopted Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). We have also audited the adjustments to the 2024 financial statements to retrospectively adjust the disclosures for the adoption of ASU 2023-09 in 2025. In our opinion, such retrospective adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2024 financial statements of the Company other than with respect to these retrospective adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2024 financial statements taken as a whole.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ CBIZ CPAS P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2012 (such date takes into account the acquisition of the attest business of Marcum LLP by CBIZ CPAs P.C. effective November 1, 2024).

Houston, Texas

March 30, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Actinium Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited, before the effects of the retrospective adjustments to the disclosures for the adoption of Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”) as discussed in Notes 1 and 8 to the consolidated financial statements, the accompanying consolidated balance sheet of Actinium Pharmaceuticals, Inc. (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”) (the 2024 financial statements before the effects of the adjustments discussed in Notes 1 and 8 to the financial statements are not presented herein). In our opinion, the financial statements, before the effects of the retrospective adjustments to the disclosures for the adoption of ASU 2023-09 as discussed in Notes 1 and 8 to the financial statements, present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments to the disclosures for the adoption of ASU 2023-09 as discussed in Notes 1 and 8 to the financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by CBIZ CPAs P.C.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor from 2012 through 2025.

Houston, Texas

March 31, 2025

Actinium Pharmaceuticals, Inc.
Consolidated Balance Sheets

(amounts in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
Assets
Current Assets:
Cash and cash equivalents	$47,998	$72,904
Prepaid expenses and other current assets	1,383	1,602
Total Current Assets	49,381	74,506

Property and equipment, net of accumulated depreciation of $1,064 and $891	295	364
Restricted cash – long term	335	324
Operating lease right-of-use assets	1,754	1,685
Finance leases right-of-use assets	10	20
Total Assets	$51,775	$76,899

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$7,247	$7,568
Operating leases current liability	711	569
Finance leases current liability	11	11
Total Current Liabilities	7,969	8,148

Long-term license revenue deferred	35,000	35,000
Long-term operating lease obligations	972	984
Long-term finance lease obligations	-	9
Total Liabilities	43,941	44,141

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 31,195,891 shares issued and outstanding at December 31, 2025 and 2024, respectively	31	31
Additional paid-in capital	417,536	408,553
Accumulated other comprehensive loss	(20)	-
Accumulated deficit	(409,713)	(375,826)
Total Stockholders’ Equity	7,834	32,758

Total Liabilities and Stockholders’ Equity	$51,775	$76,899

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.
Consolidated Statements of Operations

(amounts in thousands, except share and per share data)

	For the Year ended December 31,
	2025	2024

Revenue
Revenue	$-	$-
Other Revenue	90	-
Total revenue	90	-

Operating expenses:
Research and development, net of reimbursements	21,124	30,045
General and administrative	15,213	12,076
Total operating expenses	36,337	42,121

Loss from operations	(36,247)	(42,121)

Other income:
Interest income – net	2,360	3,878
Total other income	2,360	3,878

Net loss	$(33,887)	$(38,243)

Net loss per common share – basic and diluted	$(1.09)	$(1.27)

Weighted average common shares outstanding – basic and diluted	31,195,891	30,070,028

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss

(amounts in thousands)

	For the Year ended December 31,
	2025	2024
Net loss	$(33,887)	(38,243)
Other comprehensive loss:
Foreign currency translation adjustment	(20)	-
Comprehensive loss	$(33,907)	$(38,243)

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2025 and 2024
(amounts in thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2024	27,634,213	$28	$373,934	$-	$(337,583)	$36,379
Stock-based compensation	13,394	-	5,292	-	-	5,292
Sale of common stock, net of offering costs	3,538,136	3	29,252	-	-	29,255
Issuance of common stock from exercise of stock options	10,148	-	75	-		75
Net loss	-	-	-	-	(38,243)	(38,243)
Balance, December 31, 2024	31,195,891	$31	$408,553	$-	$(375,826)	$32,758
Stock-based compensation	-	-	9,190	-	-	9,190
Restricted stock units withheld to cover tax obligations	-	-	(207)	-	-	(207)
Net loss	-	-	-	-	(33,887)	(33,887)
Unrealized loss on foreign currency translation	-	-	-	(20)	-	(20)
Balance, December 31, 2025	31,195,891	$31	$417,536	$(20)	$(409,713)	$7,834

See accompanying notes to the consolidated financial statements.

Actinium Pharmaceuticals, Inc.
Consolidated Statements of Cash Flows

(amounts in thousands)

	For the Year ended December 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(33,887)	$(38,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	9,190	5,292
Depreciation expense	173	197
Amortization of right-of-use assets	648	614
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	219	(15)
Accounts payable and accrued expenses	(346)	(387)
Operating lease liabilities	(577)	(530)
Net Cash Used In Operating Activities	(24,580)	(33,072)

Cash Flows Used in Investing Activities:
Purchase of property and equipment	(104)	(11)
Net Cash Used In Investing Activities	(104)	(11)

Cash Flows From Financing Activities:
Payments on finance leases	(10)	(9)
Proceeds from sales of shares of common stock, net of offering costs	-	29,255
Restricted stock units withheld to cover tax obligations	(207)	-
Proceeds from the exercise of stock options	-	75
Net Cash (Used In) Provided By Financing Activities	(217)	29,321
Effect of foreign currency rates on cash	6	-
Net Change in Cash, Cash Equivalents and Restricted Cash	(24,895)	(3,762)
Cash, cash equivalents and restricted cash at beginning of year	73,228	76,990
Cash, Cash Equivalents and Restricted Cash at End of Year	$48,333	$73,228

Supplemental Disclosure of Non-cash Investing and Financing Activities:
Right-of-use assets obtained in exchange for lease liabilities	$708	$-

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

Following is a summary of cash, cash equivalents and restricted cash at December 31, 2025 and December 31, 2024:

(in thousands)	December 31, 2025	December 31, 2024
Cash and cash equivalents	$47,998	$72,904
Restricted cash – long-term	335	324
Cash, cash equivalents and restricted cash	$48,333	$73,228

Restricted cash relates to certificates of deposit held as collateral for letters of credit issued in connection with the Company’s leases of corporate office spaces.

Property and Equipment - Machinery and equipment are recorded at cost and depreciated on a straight-line basis over estimated useful lives of three to five years. Furniture and fixtures are recorded at cost and depreciated on a straight-line basis over estimated useful lives of seven years. When assets are retired, the cost and related accumulated depreciation are removed from the accounts, and any related gain or loss is reflected in operations. Repairs and maintenance expenditures are charged to operations when incurred. Capitalized lease assets are recorded at the lesser of the present value of minimum lease payments or fair value and amortized over the estimated useful life of the related property or term of the lease. Construction in progress represents costs incurred for assets that are not yet ready for their intended use. These costs include construction-related expenditures and are not depreciated until the asset is placed in service. Upon completion, construction in progress is reclassified to the appropriate property and equipment category and depreciation begins.

Leases - The Company has an operating lease for corporate office space, an operating lease for manufacturing space and a finance lease for office equipment located at the corporate office space. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense for these leases is recognized on a straight-line basis over the lease term.

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

Collaborative Arrangements - The Company follows the accounting guidance for collaboration agreements with third parties, which requires that certain transactions between the Company and collaborators be recorded in its consolidated statements of operations on either a gross basis or net basis, depending on the characteristics of the collaborative relationship, and requires enhanced disclosure of collaborative relationships. The Company evaluates its collaboration agreements for proper classification in its consolidated statements of operations based on the nature of the underlying activity. When the Company has concluded that it has a customer relationship with one of its collaborators, the Company follows the guidance of ASC 606. There was no revenue from collaborative arrangements for the years ended December 31, 2025 and December 31, 2024, respectively.

Grant Revenue - The Company has a grant from a government-sponsored entity for research and development related activities that provides for payments for reimbursed costs, which included overhead and general and administrative costs as well as an administrative fee. The Company recognizes revenue from grants as it performed services under this arrangement. Associated expenses are recognized when incurred as research and development expense. The Company concluded that payments received under these grants represent conditional, nonreciprocal contributions, as described in ASC 958, Not-for-Profit Entities, and that the grants are not within the scope of ASC 606, Revenue from Contracts with Customers, as the organizations providing the grants do not meet the definition of a customer. Revenue and related expenses are presented gross in the consolidated statements of operations. Grant revenue is recorded as Other Revenue in the statement of operations and was $90 thousand for the year ended December 31, 2025, there was no grant revenue recognized for the year ended December 31, 2024.

License Revenue - The Company entered into a product licensing agreement whereby the Company allowed a third party to commercialize a certain product in specified territories using the Company’s trademarks. The terms of this arrangement include payment to the Company for a combination of one or more of the following: upfront license fees; development, regulatory and sales-based milestone payments; and royalties on net sales of licensed products. The Company uses its judgment to determine whether milestones or other variable consideration should be included in the transaction price. There was no license revenue recognized for the years ended December 31, 2025 and December 31, 2024, respectively.

Upfront license fees: If the license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company will recognize revenue from upfront license fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company determines whether the combined performance obligation is satisfied over time, in which case the customer will simultaneously receive and consume the benefit from the license as the performance occurs, or at a point in time.

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

For the years ended December 31, 2025 and 2024, the Company’s potentially dilutive shares, which include outstanding common stock options, restricted stock units and warrants, have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

(in thousands)	December 31, 2025	December 31, 2024
Stock Options	99	5,137
Restricted Stock Units	-	300
Vested unissued shares of common stock	179	-
Warrants	7	7
Total	285	5,444

Subsequent Events - The Company’s management reviewed all material events through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

 Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board, (the “FASB”), issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide improvements primarily related to the rate reconciliation and income taxes paid information included in income tax disclosures. The Company is required to disclose additional information regarding reconciling items equal to or greater than five percent of the amount computed by multiplying pretax income (loss) by the applicable statutory tax rate. Similarly, the Company is required to disclose income taxes paid (net of refunds received) equal to or greater than five percent of total income taxes paid (net of refunds received). The amendments in ASU 2023-09 are effective January 1, 2025 to be applied on a prospective basis, with retrospective application permitted. The Company adopted ASU 2023-09 on a retrospective basis and it did not have a material impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which excludes from derivative accounting non-exchange-traded contracts with underlying terms that are based on operations or activities specific to one of the parties to the contract. However, this scope exception does not apply to (1) variables based on a market rate, market price, or market index, (2) variables based on the price or performance of a financial asset or financial liability of one of the parties to the contract, (3) contracts (or features) involving the issuer’s own equity that are evaluated under the guidance in Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and (4) call options and put options on debt instruments. The Company can apply the amendments in AUS 2025-07 either (1) prospectively to new contracts entered into on or after the date of adoption or (2) on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption for contracts existing as of the beginning of the annual reporting period of adoption. The amendments in ASU 2025-07 are effective January 1, 2027, for annual reporting periods, including interim periods within annual reporting periods. Early adoption is permitted. The Company is evaluating the impact of ASU 2025-07 on its financial statements.

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

Note 2 - Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following at December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
Prepaid insurance	$591	$608
Prepaid clinical trial expenses	624	637
Other prepaid expenses and other current assets	168	357
Total prepaid expenses and other current assets	$1,383	$1,602

Note 3 - Property and Equipment

Property and equipment consisted of the following at December 31, 2025 and 2024:

		December 31,	December 31,
(in thousands)	Lives	2025	2024
Construction in Progress		$104	$-
Lab equipment	5 years	817	817
Office equipment and furniture	3 - 7 years	438	438
Less: accumulated depreciation		(1,064)	(891)
Property and equipment, net		$295	$364

The Company entered into an agreement with a contractor for equipment in newly leased manufacturing space, effective December 1, 2025 and construction in progress was $104 thousand at December 31, 2025.

Depreciation expense consisted of the following for the years ended December 31, 2025 and 2024, respectively:

	December 31,	December 31,
(in thousands)	2025	2024
Research and development	$139	$161
General and administrative	34	36
Total depreciation expense	$173	$197

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

As of December 31, 2025, the Company has three leases which have been capitalized in accordance with ASC 842, one for corporate office space, one for manufacturing space and one for office equipment. The Company entered into a lease for corporate office space effective June 1, 2022. The lease has a term of 5 years and 2 months, with an expiration date on July 30, 2027 and current annual rent of $0.6 million. The Company is also responsible for certain other costs, such as insurance, utilities and maintenance. As noted above, the Company entered into a lease for manufacturing space effective December 1, 2025. The lease has a term of five years and one month, with an expiration date of December 31, 2030 and current annual rent of $0.2 million. The Company is also responsible for certain other costs, such as insurance, utilities and maintenance.

The components of lease expense are as follows:

(in thousands)	Year ended December 31, 2025	Year ended December 31, 2024
Operating lease expense	$707	$691

Finance lease cost
Amortization of right-to-use assets	$10	$10
Interest on lease liabilities	$1	$2
Total finance lease cost	11	$12

Supplemental cash flow information related to leases are as follows:

	Year ended
(in thousands)	December 31, 2025	December 31, 2024
Cash flow information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow use from operating leases	$645	$618
Operating cash flow use from finance leases	$11	$11
Financing cash flow use from finance leases	$10	$9

Non-cash activity:

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$707	$-
Finance leases	$-	$-

Weighted average remaining lease terms are as follows at December 31, 2025:

Weighted average remaining lease term:
Operating leases	2.9 years
Finance leases	1.0 years

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

Weighted average discount rates:
Operating leases	6.0%
Finance leases	6.2%

Maturities of lease liabilities are as follows:

Year ending December 31,	Operating Leases	Finance Leases
2026	814	11
2027	557	-
2028	182	-
2029	187	-
2030	193	-
Total lease payments	$1,933	$11
Less imputed interest	(250)	(-)
Present value of lease liabilities	$1,683	$11

Note 5 - Other Revenue

The Company has a grant from a government-sponsored entity for research and development related activities that provides for payments for reimbursed costs, which includes overhead and general and administrative costs as well as an administrative fee. The Company recognized revenue from grants as it performed services under this arrangement. Associated expenses are recognized when incurred as research and development expense. Other revenue recognized from this grant during the year ended December 31, 2024 was $0.1 million.

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

The Company’s contract liabilities are recorded within Other revenue deferred – current liability or Long-term license revenue deferred in its consolidated balance sheets, depending on the short-term or long-term nature of the payments to be recognized. The Company’s contract liabilities primarily consist of advanced payments from licensees. Long-term license revenue deferred was $35.0 million at December 31, 2025 and December 31, 2024; this deferred revenue will be recognized upon European Union’s regulatory approval of Iomab-B or provision of definitive feedback that Iomab-B will not receive approval in the European Union.

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

As of December 31, 2025, the Company had contractual commitments of approximately $1.5 million related to the construction of its modular removable manufacturing space in its newly leased manufacturing space, with $1.4 million expected to be incurred in 2026.

On March 27, 2025, a putative class action complaint (the “Securities Complaint”) was filed by alleged stockholder Nitin Kohil against the Company and executives Sandesh Seth, Avinash Desai, Madhuri Vusirikala, and Sergio Giralt (the “Defendants”), styled Kohil v. Actinium Pharmaceuticals, Inc., et al., Case No. 1:25-cv-02553 in the United States District Court for the Southern District of New York, (“the Court”). The Securities Complaint alleges that the Defendants made material misrepresentations and omissions concerning the Iomab-B Phase 3 Sierra Trial during a proposed class period of October 31, 2022 to August 2, 2024 and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiff sought unspecified damages. On June 24, 2025, the court in the securities action appointed lead plaintiffs pursuant to the Private Securities Litigation Reform Act of 1995 and re-captioned the case as In re Actinium Pharmaceuticals, Inc. Securities Litigation. Lead Plaintiffs filed an amended complaint on August 25, 2025. On October 27, 2025, Defendants moved to dismiss the amended complaint; on December 19, 2025, Lead Plaintiffs filed their opposition; and on February 2, 2026, Defendants filed their reply in support. The parties are currently awaiting the Court’s decision on Defendants’ motion

On May 5, 2025, a shareholder complaint captioned Georges v. Seth et al., Case No. 1:25-cv-03738-JPO was filed against certain of the Company’s directors and officers, alleging derivative liability based on the same factual allegations made in the securities class action. On May 13, 2025, a second substantially identical derivative complaint captioned Robinson v. Seth et al., Case No. 1:25-cv-04012-JPO was filed. On June 24, 2025, the Court consolidated the derivative cases and, on July 29, 2025, the parties to the derivative cases filed a stipulation with the Court to stay those matters pending resolution of the motion that defendants will file in the securities class action. The Court so-ordered that stipulation on July 30, 2025, and re-captioned the case as In re Actinium Pharmaceuticals, Inc. Derivative Litigation.

On June 17, 2025, a purported shareholder served Actinium with a demand for books and records pursuant to Section 220 of the Delaware General Corporation Law. In general, the demand seeks documents relating to the facts at issue in the above-described securities class action and derivative cases. The Company rejected the shareholder demand by letter dated July 8, 2025. The parties continue to discuss the demand, though the shareholder has not followed up on his demand since October 2025.

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

The Company did not sell any shares of common stock during the year ended December 31, 2025 under the A&R Sales Agreement. During the year ended December 31, 2024, the Company sold 3.5 million shares of common stock, resulting in gross proceeds of $29.9 million and net proceeds of $29.3 million under the A&R Sales Agreement.

The Company presently has one equity compensation plan, the 2019 Stock Plan. The 2019 Plan has an expiration date of October 18, 2029 and the number of shares of our common stock authorized under the plan for grant to employees, directors and consultants is 9,333,333 shares.

Stock Options

Following is a summary of stock option activity for the years ended December 31, 2025 and 2024:

(in thousands, except for per-share amount)	Number of Options	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ($)
Outstanding, January 1, 2024	5,445	6.80	8.70	373
Granted	154	5.47
Exercised	(10)	7.39
Cancelled	(452)	10.04
Outstanding, December 31, 2024	5,137	6.48	7.04	-
Granted	61	1.42
Exercised	-	-
Cancelled	(5,099)	6.43
Outstanding, December 31, 2025	99	5.89	7.66	-

Exercisable, December 31, 2025	48	9.42	6.03	-

During 2025, the Company granted newly hired employees options to purchase 0.1 million shares of common stock with an exercise price ranging from $1.06 to $1.55 per share, a term of 10 years, and a vesting period of 4 years. The options have an aggregated fair value of $0.1 million that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate range from 3.76% to 4.46% (2) expected life of 6 years, (3) expected volatility range from 88.0% to 90.7%, and (4) zero expected dividends.

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

On March 31, 2025, the Board of Directors approved of the cancellation of stock options to purchase an aggregate of 4.9 million shares of common stock held by certain current employees and directors that were initially granted under the Amended and Restated 2013 Stock Plan and the 2019 Amended and Restated Stock Plan. Such cancellations were subject to the consent of the applicable holders of the stock options, which the Company received. The cancellation of these stock options resulted in the recording of $8.8 million in stock option compensation expense for the year ended December 31, 2025. During the year ended December 31, 2024, the Company recorded stock option compensation expense of $4.6 million.

The fair values of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at December 31, 2025 was $0.1 million related to unvested options, which is expected to be expensed over a weighted average of 2.4 years.

Restricted Stock Units

Following is a summary of restricted stock unit (“RSUs”) activity for the years ended December 31, 2025 and 2024:

(in thousands, except for per-share amount)	RSUs	Weighted Average Grant Date Fair Value Per Share ($)
Outstanding, January 1, 2024	305	5.89
Granted	-	-
Vested	-	-
Cancelled	(5)	8.31
Outstanding, December 31, 2024	300	5.85
Granted	-	-
Vested	(300)	-
Cancelled	-	-
Outstanding, December 31, 2025	-	-

The RSUs vested on August 18, 2025. The fair value of the RSUs, $1.8 million, was determined based on the stock price on the date of the grants and was recognized over three years. During the years ended December 31, 2025 and 2024, the Company recorded compensation expense related to RSUs of $0.4 million and $0.6 million, respectively.

Warrants

Following is a summary of warrant activities for the years ended December 31, 2025 and 2024:

(in thousands, except for per-share amounts)	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2024	1,442	16.42	0.34	-
Granted	-	-
Exercised	-	-
Expired	(1,435)	16.42
Outstanding, December 31, 2024	7	17.33	4.46	-
Granted	-	-
Exercised	-	-
Expired	-	-
Outstanding, December 31, 2025	7	17.33	3.45	-

Exercisable, December 31, 2025	7	17.33	3.45	-

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

During the years ended December 31, 2025 and 2024, the Company recorded stock-based compensation expense related to warrants of $3 thousand and $5 thousand, respectively.

Note 8 - Income Taxes

The following table presents the domestic and foreign components of loss before income taxes for the years ended December 31, 2025 and 2024, respectively:

(in thousands)	2025	2024
Loss before Income Taxes
United States	$(33,289)	$(38,243)
Foreign	(598)	-
Total	$(33,887)	$(38,243)

The components of income tax provision consist of the following for the years ended December 31, 2025 and 2024, respectively:

(in thousands)	2025	2024
Income Tax Expense
Current
Federal	$-	$-
State & Local	-	-
Foreign	-	-
Total	$-	$-

Deferred Tax Expense
Federal	$-	$-
State & Local	-	-
Foreign	-	-
Total	$-	$-
Net Income Tax Expense	$-	$-

No income taxes were paid during the years ended December 31, 2025 and 2024, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at December 31, 2025 and 2024 are as follows:

(in thousands)	2025	2024
Deferred tax assets:
Net operating losses carry forward	$62,548	$47,875
Deferred revenue	8,546	8,217
Share-based compensation	14	1,572
Research and development/orphan drug credits	24,811	23,296
Capitalized research and development expenses	20,131	20,664
Lease liabilities	414	369
Others	44	20
Total gross deferred tax assets	116,508	102,013
Less: valuation allowance	(116,077)	(101,613)
Deferred tax assets, net	431	400

Deferred tax liabilities:
Lease right-of-use assets	(431)	(400)
Total gross deferred tax assets	(431)	(400)

Deferred tax assets, net	$-	$-

In assessing the realizability of the net deferred tax assets, the Company considers all relevant positive and negative evidence to determine whether it is more likely than not that some portion of the deferred income tax will not be realized. The realization of gross deferred tax assets is dependent on several factors, including the generation of sufficient taxable income prior to expiration of the net operating loss carryforwards. At December 31, 2025 and 2024, the Company has recorded a full valuation allowance against its net deferred tax assets of approximately $116.1 million and $101.6 million respectively. The change in the valuation allowance during the year ended December 31, 2025 was $14.5 million.

At December 31, 2025, the Company had federal net operating loss (NOL) carryforwards of $218.9 million At December 31, 2025, the Company had foreign NOL carryforwards of $48 thousand. At December 31, 2025 the Company had federal research and development and Orphan drug credit credits of $24.8 million. Federal NOL carryforwards of $104.8 million generated prior to 2018 will begin to expire if unused beginning in 2026, when $3.6 million in NOLs are due to expire. The Company’s largest NOLs will begin to expire in 2034 - 2037, with each year in excess of $15 million. NOLs generated in 2018 and later years of $114.6 million have an indefinite life, but will be limited to 80% of their value.

Sections 382 and 383 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses and certain other tax attributes, such as research and experimental tax credits, to an annual limitation in the event of certain ownership changes. The Company may be subject to the net operating loss utilization provision of Section 382 of the Internal Revenue Code. The effect of an ownership change would be the imposition of an annual limitation of the use of NOL carryforwards attributable to periods before the change. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period prior to the change, and the federal published interest rate. Although the Company has not completed an analysis under Section 382 of the Code, it is likely that the utilization of the NOLs will be limited.

For state income tax purposes, the Company has $204.6 million of unused NOLs at December 31, 2025 available for carry forward to future years. These NOLs will begin to expire in 2035 if unused.

The Company has federal research and development tax credits of $8.1 million at December 31, 2025, which will begin to expire in 2033 if unused and orphan drug credits of $16.7 million which will begin to expire in 2037 if unused.

The difference between the income tax provision and the amount that would result if the U.S. Federal statutory rates were applied to pre-tax losses for the year ended December 31, 2025 and 2024 after the adoption of ASU 2023-09 are as follows:

(in thousands)	December 31, 2025		December 31, 2024

Federal statutory income taxes	$(7,116)	(21.0)%	$(8,031)	(21.0)%
State income taxes	-	-%	(1,275)	(3.3)%
Foreign tax effects	126	0.4%	-	-%
Research and development/orphan drug tax credit	(1,514)	(4.5)%	(2,787)	(7.3)%
Stock-based compensation	2,089	6.2%	259	0.7%
Non-taxable or nondeductible items:
Other	347	1.0%	788	2.0%
162M- disallowed salary	1,003	2.9%	-	-%
Change in valuation allowance	5,065	15.0%	11,046	28.9%
Provision for income tax	$-	-	$-	-

Entities are also required to evaluate, measure, recognize and disclose any uncertain income tax provisions taken on their income tax returns. The Company has analyzed its tax positions and has concluded that as of December 31, 2025 there were no uncertain positions. The Company’s U.S. federal and state net operating losses have occurred since its inception in 2009 and as such, tax years subject to potential tax examination could apply from that date. This is because the utilization of net operating losses from prior years opens the relevant year to audit by the IRS and/or state taxing authorities. Interest and penalties, if any, as they relate to income taxes assessed, are included in the income tax provision. The Company did not have any unrecognized tax benefits and has not accrued any interest or penalties for the years ended December 31, 2025 and 2024.

Note 9 – Subsequent Event

In February 2026, the Chief Financial Officer of the Company tendered his resignation. To fill this executive vacancy, the Board of Directors of the Company appointed Sandesh Seth, the current Chairman and Chief Executive Officer, to serve as the Principal Financial Officer.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure controls and procedures. The Company, under the supervision and with the participation of its management, including the Company’s principal executive officer and principal financial and accounting officer, evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Company’s principal executive officer and principal financial and accounting officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2025 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and includes controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on its assessment and those criteria, management concluded that as of December 31, 2025, the Company’s internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names, positions and ages of our directors and executive officers as of March 25, 2026, are as follows:

Name	Age	Position
Sandesh Seth	61	Chairman and Chief Executive Officer

June S. Almenoff, M.D., Ph.D.	69	Director

Jeffrey W. Chell M.D.	72	Director

David Nicholson, Ph.D.	71	Lead Independent Director

Ajit S. Shetty, Ph.D.	79	Director

Richard I. Steinhart	68	Director

Directors hold office for a term consistent with classified board provisions of our Certificate of Incorporation. For further information, see the section titled “Corporate Governance—Term of Office” below. Officers serve at the discretion of the Board of Directors.

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

Background of Executive Officers and Directors

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Sandesh Seth, Chairman and Chief Executive Officer

Mr. Seth has been our Chief Executive Officer since June 2017. Mr. Seth has been a Director since March 2012, our Chairman of the Board since October 2013, and served as Executive Chairman from August 2014 to June 2017. In February 2026, our former Chief Financial Officer and Principal Financial Officer, resigned from Actinium, and our Board appointed Mr. Seth as Principal Financial Officer.

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

June S. Almenoff, M.D., Ph.D., Director

Dr. June Almenoff has been a Director of the Company since November 2024 and is a member of our Nominating and Corporate Governance Committee. Dr. June Almenoff is an accomplished biopharma executive with 25 years of senior and C-level leadership experience. She currently serves as a Board Director and advisor to management of biopharma companies and venture capital groups. Dr. Almenoff served as President and Chief Medical Officer of Furiex Pharmaceuticals, which was acquired by Actavis plc (now AbbVie) for $1.2B. Furiex developed eluxadoline (Viberzi®), which was approved both in the United States and Europe. She also served as Chief Medical Officer of RedHill Biopharma Ltd (Nasdaq: RDHL) leading a team that was instrumental in positioning Talicia® as a first-line therapy. Earlier in her career, Dr. Almenoff was at GlaxoSmithKline (GSK) for 12 years, where she held various positions of increasing responsibility. She was a Vice President in the Clinical Safety Organization, chaired a PhRMA-FDA working group, and worked in the area of scientific licensing. Dr. Almenoff also led the development of pioneering data analytics systems, which have been widely adopted by industry and regulators to minimize clinical risk for both development and marketed drugs.

Dr. Almenoff brings expertise in translational medicine, clinical development, commercial strategy, and business development across many therapeutic areas. She has led or contributed to numerous regulatory submissions, product approvals and launches. She is an Executive Venture Partner at Alloy Therapeutics/82VS, where she co-founded a portfolio company, and serves as its Executive Board Chair. She is also a member of the investment advisory board of the Harrington Discovery Institute and a director Tenax Therapeutics (Nasdaq: TENX). She previously served as a member of the board of directors of Avalo Therapeutics (Nasdaq: AVTX); TiGenix NV (formerly Nasdaq: TIG); which was acquired by Takeda, and Brainstorm Cell Therapeutics (Nasdaq: BCLI).

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

David Nicholson, Ph.D., Director

Dr. Nicholson serves as our Lead Independent Director of our Board and has been a Director of the Company since 2008. Dr. Nicholson is also a member of our Compensation Committee. Since March 2015, Dr. Nicholson served as Executive Vice President and Chief R&D Officer of Allergan, which was acquired by Abbvie in May 2020. In August 2014, Dr. Nicholson joined Allergan (previously known as Actavis plc and Forest Laboratories, Inc.) as senior vice president, Actavis Global Brands R&D. From March 2012 to August 2014, Dr. Nicholson was on the executive committee of Bayer CropScience as head of research & development responsible for the integration of the company’s R&D activities into one global organization. Dr. Nicholson graduated in pharmacology, earning his B.Sc. from the University of Manchester (1975) and his Ph.D. from the University of Wales (1980). Between 1978 and 1988, Dr. Nicholson worked in the pharmaceutical industry for the British company Beecham-Wülfing in Gronau, Germany. The main emphasis of his activities as group leader in a multidisciplinary project group was the development of cardiovascular drugs.

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

Term of Office

Our directors are divided into three classes, designated Class I, Class II and Class III. Class I shall consist of two directors, Class II shall consist of one director, and Class III consists of one director. The term of office for each Class I director expires at 2026 Annual Meeting of Stockholders; the term of office for each Class II director expires at the 2027 Annual Meeting of stockholders; and the term of office for each Class III director expires at the 2025 Annual Meeting of stockholders.

The term of each director is set forth below or until their successors are duly elected:

Director	Class	Term (from 2025 Annual Meeting)
David Nicholson	Class I	1 year
Richard Steinhart	Class I	1 year
Sandesh Seth	Class II	2 years
Jeffrey W. Chell	Class II	2 years
June S. Almenoff	Class III	3 years
Ajit Shetty	Class III	3 years

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

Under the terms of the employment agreement, Mr. Seth is entitled to (i) a base salary, which will be determined by the Board and adjusted to be competitively aligned to a range between the 25th and 75th percentile of the relevant market data of chief executive officer positions of similarly situated publicly companies, (ii) a performance bonus with a target of 50% of his annual base salary as well as other multipliers as determined by the Board and (iii) options to purchase shares of common stock of the Company as the Board may grant. For 2024, Mr. Seth’s annual base salary was set at $733,200, and for 2025, his annual base salary was set at $762,320.

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

If we terminate Mr. Seth’s employment without Cause, or if Mr. Seth resigns for Good Reason other than in connection with a Change in Control (as defined in the 2019 Plan), Mr. Seth will be entitled to (i) a single lump sum payment equal to 24 months of his compensation, (ii) continued health benefits for 24 months, (iii) immediate vesting of all outstanding equity awards granted to Mr. Seth, and (iv) a single lump sum payment equal to his annual bonus subject to the achievement of the applicable goals, pro-rated based on the number of days in the Company’s fiscal year through the date of termination (the “Pro-Rated Bonus”).

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

Board of Directors Meetings and Attendance

During 2025, our Board of Directors held six meetings and acted by unanimous written consent on one occasion. Each director attended at least 75% of the aggregate of the meetings of our Board and the committees of which he or she was a member during the year ended December 31, 2025.

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

Audit Committee

Our Audit Committee, which currently consists of three independent directors, provides assistance to our Board in fulfilling its legal and fiduciary obligations with respect to matters involving the accounting, financial reporting, internal control and compliance functions of the Company. The Board has determined that Mr. Steinhart is an “audit committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K. Our Audit Committee employs an independent registered public accounting firm to audit the financial statements of the Company and perform other assigned duties. Further, our Audit Committee provides general oversight with respect to the accounting principles employed in financial reporting and the adequacy of our internal controls. The Audit Committee is also responsible for overseeing the Company’s cybersecurity policies and procedures. In discharging its responsibilities, our Audit Committee may rely on the reports, findings and representations of the Company’s auditors, legal counsel, and responsible officers. Our Board has determined that all members of the Audit Committee are financially literate within the meaning of SEC rules and under the current listing standards of the NYSE American. The Audit Committee met four times during 2025. Each member of the Audit Committee was present at all of the Audit Committee meetings held during 2025.

Compensation Committee

Our Compensation Committee, which currently consists of three directors, establishes executive compensation policies consistent with the Company’s objectives and stockholder interests. The Compensation Committee met two times during 2025. Each member of the Compensation Committee was present at all committee meetings held in 2024. Our Compensation Committee also reviews the performance of our executive officers and establishes, adjusts and awards compensation, including incentive-based compensation, as more fully discussed below. In addition, our Compensation Committee generally is responsible for:

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

Outside consulting firms retained by our Compensation Committee and management also will, if requested, provide assistance to the Compensation Committee in making its compensation-related decisions. The Compensation Committee engaged StreeterWyatt Analytics LLC, or Streeter Wyatt and paid consultant fees of $38,000 during the year ended December 31, 2025. Streeter Wyatt was instructed to provide support and analysis to the Compensation Committee and their services included developing a peer group regarding executive and director compensation.

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

Our Nominating and Corporate Governance Committee’s primary responsibilities and obligations include, among other things:

●	overseeing the administration of our Code of Business Ethics (the “Code of Ethics”) and related policies;

●	leading the search for and recommending individuals qualified to become members of the Board, and selecting director nominees to be presented for election by the shareholders at each annual meeting;

●	assessing the diversity of the Board and recommending any changes to the Board’s composition;

●	ensuring, in cooperation with the Compensation Committee, that no agreements or arrangements are made with directors or relatives of directors for providing professional or consulting services to us or our affiliate or individual officer or one of their affiliated, without appropriate review and evaluation for conflicts of interest;

●	assessing the independence of directors annually and report to the Board;

●	recommending to the Board for its approval, the leadership structure of the Board, including whether the Board should have an executive or non-executive Chairman, whether the roles of Chairman and Chief Executive Officer should be combined, and whether a Lead Director of the Board should be appointed; provided that such structure shall be subject to the bylaws of the Company then in effect;

●	ensuring that Board members do not serve on more than six other for-profit public company boards that have a class of securities registered under the Exchange Act in addition to the Board;

●	reviewing the Board’s committee structure and to recommend to the Board for its approval directors to serve as members of each committee as well as recommendations for committee chairs;

●	reviewing and recommending changes to procedures whereby shareholders may communicate with the Board;

●	reviewing recommendations received from shareholders for persons to be considered for nomination to the Board;

●	monitoring compliance with our corporate governance guidelines;

●	developing and implementing an annual self-evaluation of the Board, both individually and as a Board, and of its committees;

Our Nominating and Corporate Governance Committee considers all qualified candidates identified by members of the Board, by senior management and by stockholders. The Committee follows the same process and uses the same criteria for evaluating candidates proposed by stockholders, members of the Board and members of senior management. When evaluating a candidate to serve on our Board, the members of our Nominating and Corporate Governance Committee consider items such as experience in the biotechnology sector, experience with public companies, executive managerial experience, operations and commercial experience, fundraising experience and contacts in the investment banking industry, personal and skill set compatibility with current Board members, industry reputation, knowledge of our company generally, and independence. The Nominating and Corporate Governance Committee met two times during 2025. Each member of the Nominating and Corporate Governance Committee was present at all committee meetings held in 2025.

Our Bylaws contain provisions that address the process by which a stockholder may nominate an individual to stand for election to the Board at our annual meetings. To recommend a nominee for election to the Board, a stockholder must submit his or her recommendation to our Secretary at our corporate offices at 100 Park Avenue, 23rd Floor, New York, New York 10017. Such nomination must satisfy the notice, information and consent requirements set forth in our Bylaws and must be received by us prior to the date set forth under “Submission of Future Stockholder Proposals” below. A stockholder’s recommendation must be accompanied by the information with respect to stockholder nominees as specified in our Bylaws, including among other things, the name, age, address and occupation of the recommended person, the proposing stockholder’s name and address, the ownership interests of the proposing stockholder and any beneficial owner on whose behalf the nomination is being made (including the number of shares beneficially owned, any hedging, derivative, short or other economic interests and any rights to vote any shares) and any material monetary or other relationships between the recommended person and the proposing stockholder and/or the beneficial owners, if any, on whose behalf the nomination is being made.

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

Code of Ethics

The Company has adopted the Code of Ethics, applicable to all our employees, including our principal executive officer and principal financial officer, a copy of which is included as Exhibit 14.1 to this Annual Report on Form 10-K.

Insider Trading Policy

The Company’s Code of Ethics includes the Company’s insider trading policy and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, as well as procedures designed to further the foregoing purposes. A copy of the insider trading policy is included in Exhibit 14.1 to this Annual Report on Form 10-K. While the Company is not subject to the insider trading policy, the Company does not trade in its securities when it is in possession of material nonpublic information other than pursuant to previously adopted Rule 10b5-1 trading plans, if any.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Our Compensation Committee of our Board of Directors has the responsibility to review, determine and approve compensation for our executive officers. Further, our Compensation Committee oversees our overall compensation strategy, including compensation policies, plans and programs that cover all employees. At our 2022 Annual Meeting of Stockholders, our Stockholders voted on an advisory basis to approve the compensation of named executive officers. Of the votes cast (excluding abstentions and broker non-votes), 79.3% were cast in support of the results of our compensation program. In light of this, in reviewing the executive compensation program for 2024 and 2025, our Compensation Committee decided to retain the general overall program design, which ties a significant portion of the executives’ pay closely with our performance. In the future, our Compensation Committee will continue to consider the executive compensation program in light of changing circumstances and stockholder feedback. At our 2025 Annual Meeting of Stockholders, our Stockholders voted on an advisory basis to approve the compensation of named executive officers.

We currently employ one executive officer, Sandesh Seth, our Chairman and Chief Executive Officer (who we refer to in this Compensation Discussion and Analysis as our CEO. Steve O’Loughlin, our former Chief Financial Officer served as our Chief Financial Officer, or CFO, through February 2026.

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

Industry Survey Data

In collaboration with StreeterWyatt, we establish and maintain a list of peer companies to best assure ourselves that we are compensating our executives on a fair and reasonable basis, as set forth above under the heading “Objectives of our Compensation Program.” We also utilize StreeterWyatt-prepared data for below-executive level personnel, which data focuses on biotechnology companies that can be considered peers in terms of numerous variables including phase of development, size, therapeutic and technological focus among others. The availability of peer data is used by the Compensation Committee strictly as a guide in determining compensation levels with regard to salaries, cash bonuses and performance-related annual equity grants to all employees. However, the availability of this data does not imply that the Compensation Committee is under any obligation to exactly follow peer companies in compensation matters.

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

We paid consultant fees to StreeterWyatt of $38,000 during the year ended December 31, 2025. NEOs may have indirect input in the compensation results for other executive officers by virtue of their participation in the performance review and feedback process for the other executive officers.

Summary Compensation Table

The following table provides information regarding the compensation earned during the years ended December 31, 2025 and 2024 for our named executive officers.

Name/Position	Year	Salary	Bonus (1)	Option Awards (2)	All Other Compensation	Total
Sandesh Seth	2025	$762,320	$425,000	$-	$-	$1,187,320
Chairman and Chief Executive Officer	2024	$733,200	$440,000	$-	$-	$1,173,200

Steve O’Loughlin	2025	$445,536	$100,901	$-	$-	$546,437
Former Chief Financial Officer (through February 2026)	2024	$436,800	$145,000	$-	$-	$581,800

(1)	The bonus disclosed in this column relates to performance in the prior year, but was determined and approved by the Board and was paid in the year disclosed.

(2)	The dollar amounts in this column represent the aggregate grant date fair value of all option awards granted during the indicated year. These amounts have been calculated in accordance with FASB ASC Topic 718, using the Black-Scholes option-pricing model. For a discussion of valuation assumptions, see Note 7 to our financial statements. These amounts do not necessarily correspond to the actual value that may be recognized from the option awards by the NEOs.

Narrative Disclosure to Summary Compensation Table – Potential Payments Upon Termination or Change in Control

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

Under the terms of the employment agreement, Mr. Seth is entitled to (i) a base salary, which will be determined by the Board and adjusted to be competitively aligned to a range between the 25th and 75th percentile of the relevant market data of chief executive officer positions of similarly situated publicly companies, (ii) a performance bonus with a target of 50% of his annual base salary as well as other multipliers as determined by the Board and (iii) options to purchase shares of common stock of the Company as the Board may grant. For 2024, Mr. Seth’s annual base salary was set at $733,200, and for 2025, his annual base salary was set at $762,320.

When and if granted, options will have an exercise price equal to the closing price of the Company’s common stock on the date of the approval, and 2% of the grant will vest each month from the grant date until fully vested, in accordance with the Company’s 2019 Stock Plan. The options will expire 10 years from the grant date, subject to Mr. Seth’s continuing service with the Company. Mr. Seth also receives the standard benefits available to other similarly situated employees.

If Mr. Seth’s employment as Chief Executive Officer or Chairman is terminated due to death or disability, Mr. Seth will be entitled to earned, but unpaid, salary, benefits and the Pro-Rated Bonus for the year of termination. Upon termination of his employment for Cause or his resignation without Good Reason, Mr. Seth will receive any accrued and unpaid base salary, the Pro-Rated Bonus and benefits through the date of termination.

If we terminate Mr. Seth’s employment without Cause, or if Mr. Seth resigns for Good Reason other than in connection with a Change in Control Mr. Seth will be entitled to (i) a single lump sum payment equal to 24 months of his compensation, (ii) continued health benefits for 24 months, (iii) immediate vesting of all outstanding equity awards granted to Mr. Seth, and (iv) a single lump sum payment equal to his annual bonus subject to the achievement of the applicable goals, pro-rated based on the number of days in the Company’s fiscal year through the date of termination.

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

On August 17, 2022, Mr. Seth was issued 300,000 restricted stock units, or RSUs, in exchange for warrants issued to him for services provided to the Company prior to being employed by Actinium. The terms of these RSUs included that they would vest at the earliest of a change of control event, the termination of the recipient’s continuous service status for any reason other than by the Company for cause and the third anniversary of the date of the grant. The RSUs vested on August 17, 2025. Upon vesting, 120,900 restricted stock units were withheld to cover withholding taxes, resulting in 170,900 shares to be issued to Mr. Seth.

On March 31, 2025, our Board of Directors approved the cancellation of certain stock options to purchase 4.9 million shares of common stock held by certain current employees and directors that were initially granted under the Company’s 2013 Stock Plan and 2019 Stock Plan. Such cancellation was subject to the consent of the applicable holder of the stock options. Mr. Seth consented to the cancellation of his outstanding stock options totaling 2,385,974 shares and as such, holds no stock options as of December 31, 2025.

Former Chief Financial Officer/Principal Financial Officer Compensation

On February 11, 2026, Steve O’Loughlin tendered his resignation as the Chief Financial Officer of the Company, effective as of February 27, 2026, to pursue other opportunities.

Prior to Mr. O’Loughlin’s departure, on August 12, 2020, we entered into an employment agreement with Mr. O’Loughlin, pursuant to which he serves as Chief Financial Officer of the Company. Under the terms of the employment agreement, Mr. O’Loughlin was entitled to (i) a base salary, which shall be determined by the Board, (ii) a performance bonus, which may be up to 30% of the annual base salary based upon the achievement of certain objectives such as the Board shall determine and (iii) options to purchase shares of common stock of the Company as the Board may grant. For 2024, Mr. O’Loughlin’s annual base salary was set at $436,800, and for 2025, his annual base salary was set at $445,536. Mr. O’Loughlin resigned from the Company in February 2026.

On March 31, 2025, our Board of Directors approved the cancellation of certain stock options to purchase 4.9 million shares of common stock held by certain current employees and directors that were initially granted under the Company’s 2013 Stock Plan and 2019 Stock Plan. Such cancellation was subject to the consent of the applicable holder of the stock options. Mr. O’Loughlin consented to the cancellation of his outstanding stock options totaling 703,255 shares and as such, held no stock options as of December 31, 2025.

Director Compensation

The following table sets forth the compensation of our non-employee directors for the year ended December 31, 2025:

Name	Fees Earned	Stock Awards	Option Awards	All Other Compensation	Total
June S. Almenoff	$50,000	-	$-	-	$50,000
Jeffrey W. Chell	$62,500	-	$-	-	$62,500
David Nicholson	$70,000	-	$-	-	$70,000
Ajit J. Shetty	$72,500	-	$-	-	$72,500
Richard Steinhart	$70,000	-	$-	-	$70,000

Our non-employee directors are paid an annual fee of $45,000 and in most years, have received stock option grants. Dr. Nicholson as Lead Director receives an additional annual fee of $10,000. Board committee members receive the following compensation, in addition to their annual fees:

Board Committee	Chairman	Member
Audit	$20,000	$10,000
Compensation	$15,000	$7,500
Nominating and Corporate Governance	$10,000	$6,000

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END – 2025

As noted elsewhere in this report, on March 31, 2025, our Board of Directors approved the cancellation of certain stock options to purchase 4.9 million shares of common stock held by certain current employees and directors that were initially granted under the Company’s 2013 Stock Plan and 2019 Stock Plan. Such cancellation was subject to the consent of the applicable holder of the stock options. Mr. Seth and Mr. O’Loughlin consented to the cancellation of each of their stock options, and as such, both individuals held no stock options as of December 31, 2025.

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

Timing of Certain Equity Awards

We do not have any policies and practices on the timing of awards of stock options or other equity grants in relation to the disclosure of material nonpublic information. The Board and Compensation Committee grants stock options based on timelines in the normal course of business independent of the occurrence of these types of events (e.g., at pre-established dates, such as on an employee’s start date, at Board of Director meetings held once each year and following annual performance reviews). During the last completed fiscal year, we did not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and did not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table shows the beneficial ownership of our common stock as of March 25, 2026 held by (i) each person known to us to be the beneficial owner of more than five percent (5%) of any class of our voting shares; (ii) each director; (iii) each Named Executive Officer; and (iv) all directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and generally includes voting power and/or investment power with respect to the securities held.  Shares of common stock subject to options and warrants currently exercisable or which may become exercisable within 60 days of March 25, 2026, are deemed outstanding and beneficially owned by the person holding such options or warrants for purposes of computing the number of shares and percentage beneficially owned by such person, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person.  Except as indicated in the footnotes to this table, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

The principal address of each of the persons below is c/o Actinium Pharmaceuticals, Inc., 100 Park Ave, 23rd Floor, New York, NY 10017.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percentage of Ownership(a)
Named Executive Officers and Directors
Sandesh Seth	184,481	*	%
June Almenoff, M.D. Ph.D.	-	*
Jeffrey W. Chell, M.D.	-	*
David Nicholson, Ph.D.	333	*
Ajit S. Shetty, Ph.D.	757	*
Richard I. Steinhart	316	*
Steve O’Loughlin(b)	-	*
All Directors and Officers as a Group (6 persons)	187,070	*	%

*	less than 1%

(a)	Based on 31,175,949 shares of common stock outstanding as of March 25, 2026

(b)	The former Chief Financial Officer, resigned effective as of February 27, 2026

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees and Services

The table below shows the aggregate fees billed for professional services for the audits and audit-related fees of the Company’s annual financial statements included in Form 10-K for the years ending December 31, 2025 by CBIZ, (PCAOB ID Number 199) and December 31, 2024 by Marcum LLP (PCAOB ID Number 688).

	Year Ended December 31, 2025	Year Ended December 31, 2024
Audit Fees	$219,813	$180,048
Audit – Related Fees	-	45,097
Tax Fees	-	-
All Other Fees	-	-
Total	$219,813	$225,145

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

All of the services rendered by CBIZ in 2025 were pre-approved by the Audit Committee.

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

Exhibit Number	Description
1.1	Capital on Demand™ Sales Agreement, dated August 7, 2020, by and between Actinium Pharmaceuticals, Inc. and JonesTrading Institutional Services LLC (incorporated by reference to Exhibit 1.2 to Registration Statement on Form S-3 filed on August 7, 2020).

1.2	Amended and Restated Capital on Demand™ Sales Agreement, by and between Actinium Pharmaceuticals, Inc., JonesTrading Institutional Services LLC, and B. Riley Securities, Inc., dated June 28, 2022 (incorporated by reference to Exhibit 1.1 to Form 8 K filed on June 29, 2022).

3.1	Certificate of Incorporation of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on April 17, 2013).

3.2	Certificate of Amendment to Certificate of Incorporation filed January 7, 2014 (incorporated by reference to Exhibit 3.5 to Form S-1 filed on January 31, 2014).

3.3	Certificate of Amendment to Certificate of Incorporation filed February 3, 2014. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 7, 2014).

3.4	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 4, 2015).

3.5	Certificate of Amendment to Actinium’s Certificate of Incorporation, as amended, filed on February 26, 2018 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 26, 2018).

3.6	Certificate of Amendment to Actinium’s Certificate of Incorporation, as amended, filed on March 6, 2019 (incorporated by reference to Exhibit 3.7 to Form 10-K filed on March 15, 2019).

3.7	Certificate of Amendment to Certificate of Incorporation, as amended, filed on June 16, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 16, 2020).

3.8	Amended and Restated Bylaws, dated August 8, 2018 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on August 9, 2018).

3.9	Amendment to the Amended and Restated Bylaws, dated May 7, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 5, 2020).

4.1	Form of Common Stock Warrant, dated December 27, 2013 and January 10, 2014 (incorporated by reference to Exhibit 4.8 to Form S-1 filed on January 31, 2014).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 to Form 8-K filed on April 18, 2019).

4.3	Description of Securities (incorporated by reference to Exhibit 4.15 to Form 10-K filed on March 31, 2021)

10.1#	Actinium Pharmaceuticals, Inc. Amended and Restated 2013 Stock Plan (incorporated by reference to Exhibit 10.42 to Form 10-K filed on March 16, 2015).

10.2#	First Amendment to Amended and Restated 2013 Stock Plan, effective August 6, 2015 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 7, 2015).

10.3#	Second Amendment to the 2013 Amended and Restated Stock Plan, effective as of December 15, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 16, 2015).

10.4#	Third Amendment to the 2013 Amended and Restated Stock Plan, effective as of December 22, 2015 (incorporated by reference to Exhibit 10.56 to Form 10-K filed on March 11, 2016).

10.5#	Fourth Amendment to the 2013 Amended and Restated Stock Plan, effective as of December 13, 2016 (incorporated by reference to Exhibit 1.1 to Form 8-K filed on December 14, 2016).

10.6#	Fifth Amendment to the 2013 Amended and Restated Stock Plan, as amended (incorporated by reference to Exhibit 10.59 to Form 10-K filed on March 16, 2017).

10.7#	Director Agreement, dated March 28, 2017, between Ajit S. Shetty and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed on March 28, 2017).

10.8#	Indemnity Agreement, dated March 28, 2017, between Ajit S. Shetty and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to Form 8-K filed on March 28, 2017).

10.9	Confidential Information and Invention Assignment Agreement, dated March 28, 2017, between Ajit S. Shetty and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to Form 8-K filed on March 28, 2017).

10.10#	Amendment to Amended and Restated Consulting Agreement, dated May 5, 2017, by and between Actinium Pharmaceuticals, Inc. and Sandesh Seth (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 11, 2017).

10.11#	Employment Agreement, dated September 17, 2015, between Steve O’Loughlin and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 15, 2017).

10.12#	Indemnification Agreement, dated May 15, 2017, between Steve O’Loughlin and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on May 15, 2017).

10.13#	Sixth Amendment to the 2013 Amended and Restated Stock Plan, as amended (incorporated by reference to Exhibit 10.56 to Form 10-K filed on March 16, 2018).

10.14#	Director Agreement, dated April 27, 2018, by and between Actinium Pharmaceuticals, Inc. and Jeffrey W. Chell (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 1, 2018).

10.15#	Indemnity Agreement, dated April 27, 2018, by and between Actinium Pharmaceuticals, Inc. and Jeffrey W. Chell (incorporated by reference to Exhibit 10.2 to Form 8-K filed on May 1, 2018).

10.16	Confidential Information and Invention Assignment Agreement, dated April 27, 2018, by and between Actinium Pharmaceuticals, Inc. and Jeffrey W. Chell (incorporated by reference to Exhibit 10.3 to Form 8-K filed on May 1, 2018).

10.17#	Employment Agreement, dated August 8, 2018, by and between Actinium Pharmaceuticals, Inc. and Sandesh Seth (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 9, 2018).

10.18#	Employment Agreement, dated August 8, 2018, by and between Actinium Pharmaceuticals, Inc. and Steve O’Loughlin (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 9, 2018).

10.19#	Seventh Amendment to the 2013 Amended and Restated Stock Plan, as amended (incorporated by reference to Exhibit 10.39 to Form 10-K filed on March 15, 2019).

10.20	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 18, 2020).

10.21#	Employment Agreement, dated August 12, 2020, by and between Actinium Pharmaceuticals, Inc. and Sandesh Seth (incorporated by reference to Exhibit 10.3 to Form 10-Q filed on August 14, 2020).

10.22#	Employment Agreement, dated August 12, 2020, by and between Actinium Pharmaceuticals, Inc. and Steve O’Loughlin (incorporated by reference to Exhibit 10.4 to Form 10-Q filed on August 14, 2020).

10.23#	Actinium Pharmaceuticals, Inc. 2019 Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 20, 2020).

10.24#	First Amendment to the Actinium Pharmaceuticals, Inc. 2019 Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed on November 20, 2020).

10.25#	Second Amendment to the Actinium Pharmaceuticals, Inc. 2019 Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 9, 2021).

10.26+†	Exclusive License and Supply Agreement, dated April 7, 2022, between Immedica Pharma AB and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 12, 2022).

10.27	Sublease Agreement, dated April 28, 2022, between ABN AMRO HOLDINGS USA LLC and Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 12, 2022).

10.28#	Third Amendment to the Actinium Pharmaceuticals, Inc. 2019 Stock Plan (incorporated by reference to Exhibit 99.4 to the Registration Statement on Form S-8 filed on August 19, 2022).

10.29#	Fourth Amendment to the Actinium Pharmaceuticals, Inc. 2019 Stock Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on December 30, 2022).

10.30#	Amendment to Employment Agreement, dated November 1, 2023, by and between Actinium Pharmaceuticals, Inc. and Sandesh Seth (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 2, 2023).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to Form 8-K filed on January 2, 2013).

16.1	Letter from Marcum dated May 8, 2025 (incorporated by reference to Exhibit 16.1 to Form 8-K filed on May 9, 2025).

19.1	Actinium Pharmaceuticals, Inc. Insider Trading Policy and Procedures (included in Exhibit 14.1).

21.1*	List of Subsidiaries

23.1*	Consent of CBIZ CPAs P.C.

23.2*	Consent of Marcum LLP

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Actinium Pharmaceuticals, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to Form 10-K filed on March 29, 2024).

101.INS **	Inline XBRL Instance Document

101.SCH **	Inline XBRL Taxonomy Schema Document

101.CAL **	Inline XBRL Taxonomy Calculation Linkbase Document

101.DEF **	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB **	Inline XBRL Taxonomy Label Linkbase Document

101.PRE **	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
#	Indicates a management contract or compensatory plan or arrangement.
+	Certain of the schedules (and similar attachments) to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5) of Regulation S-K under the Securities Act of 1933, as amended, because they do not contain information material to an investment or voting decision and that information is not otherwise disclosed in the Exhibit or the disclosure document. The registrant hereby agrees to furnish a copy of all omitted schedules (or similar attachments) to the SEC upon its request.
†	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K under the Securities Act of 1933, as amended, because they are both (i) not material and (ii) the type that the registrant treats as private or confidential. A copy of the omitted portions will be furnished to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant.

Dated: March 30, 2026	ACTINIUM PHARMACEUTICALS, INC.

	By:	/s/ Sandesh Seth
Sandesh Seth
Chairman and Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer, Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sandesh Seth	Chairman and Chief Executive Officer	March 30, 2026
Sandesh Seth	(Principal Executive Officer, Principal Financial Officer)

/s/ June Almenoff	Director	March 30, 2026
June Almenoff

/s/ Jeffrey Chell	Director	March 30, 2026
Jeffrey Chell

/s/ David Nicholson	Director	March 30, 2026
David Nicholson

/s/ Richard I. Steinhart	Director	March 30, 2026
Richard I. Steinhart

/s/ Ajit J. Shetty	Director	March 30, 2026
Ajit J. Shetty