Form 10-Q
period 2026-03-31
Actinium Pharmaceuticals, Inc.
filed 2026-05-08
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-36374

ACTINIUM PHARMACEUTICALS, INC.

(Exact name of registrant as specified in its charter)

Delaware	74-2963609
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer* Identification No.)

100 Park Ave., 23rd Floor New York, NY	10017
(Address of Principal Executive Offices)	(Zip Code)

(646) 677-3870

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common stock, par value $0.001	ATNM	NYSE American

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of May 7, 2026: 31,374,991

Actinium Pharmaceuticals, Inc.

Table of Contents

i

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by Actinium Pharmaceuticals, Inc., or the Company, and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at March 31, 2026 and December 31, 2025, and the results of operations and cash flows for the three months ended March 31, 2026 and 2025, respectively, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2025 in the Company’s Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$42,132	$47,998
Prepaid expenses and other current assets	1,129	1,383
Total Current Assets	43,261	49,381

Property and equipment, net of accumulated depreciation of $1,094 and $1,064	268	295
Restricted cash – long term	337	335
Operating leases right-of-use assets, net	1,565	1,754
Finance leases right-of-use assets, net	7	10
Total Assets	$45,438	$51,775

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$6,615	$7,247
Operating leases current liability	726	711
Finance leases current liability	8	11
Total Current Liabilities	7,349	7,969

Long-term license revenue deferred	35,000	35,000
Long-term operating lease obligations	785	972
Total Liabilities	43,134	43,941

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 31,374,991 and 31,195,891 shares issued and outstanding, at March 31, 2026 and December 31, 2025, respectively	31	31
Additional paid-in capital	417,547	417,536
Accumulated other comprehensive loss	(39)	(20)
Accumulated deficit	(415,235)	(409,713)
Total Stockholders’ Equity	2,304	7,834

Total Liabilities and Stockholders’ Equity	$45,438	$51,775

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2026	2025

Revenue:
Revenue	$-	$-
Other revenue	-	-
Total revenue	-	-

Operating expenses:
Research and development, net of reimbursements	4,201	7,700
General and administrative	1,702	8,938
Total operating expenses	5,903	16,638

Loss from operations	(5,903)	(16,638)

Other income:
Interest income - net	381	700
Total other income	381	700

Net loss	$(5,522)	$(15,938)

Net loss per share of common stock – basic and diluted	$(0.18)	$(0.51)
Weighted average shares of common stock outstanding – basic and diluted	31,237,681	31,195,891

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Loss

(amounts in thousands)

	For the Three Months Ended March 31
	2026	2025
Net loss	$(5,522)	(15,938)
Other comprehensive loss:
Foreign currency translation adjustment	(19)	-
Comprehensive loss	$(5,541)	$(15,938)

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Period from January 1, 2026 to March 31, 2026

(Unaudited)

(amounts in thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2026	31,195,891	$31	$417,536	$(20)	$(409,713)	$7,834
Stock-based compensation	179,100	-	11	-	-	11
Net loss	-	-	-	-	(5,522)	(5,522)
Unrealized loss on foreign currency translation	-	-	-	(19)	-	(19)
Balance, March 31, 2026	31,374,991	$31	$417,547	$(39)	$(415,235)	$2,304

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Period from January 1, 2025 to March 31, 2025

(Unaudited)

(amounts in thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2025	31,195,891	$31	$408,553	$-	$(375,826)	$32,758

Stock-based compensation	-	-	8,874	-	-	8,874
Net loss	-	-	-	-	(15,938)	(15,938)
Balance, March 31, 2025	31,195,891	$31	$417,427	$-	$(391,764)	$25,694

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows Used in Operating Activities:
Net loss	$(5,522)	$(15,938)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	11	8,874
Depreciation expense	29	47
Amortization of right-of-use assets	191	158
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	254	470
Accounts payable and accrued expenses	(661)	(1,047)
Operating lease liabilities	(172)	(138)
Net Cash Used in Operating Activities	(5,870)	(7,574)

Cash Flows Used in Investing Activities:
Purchase of property and equipment	(2)	-
Net Cash Used in Investing Activities	(2)	-

Cash Flows Used in Financing Activities:
Payments on finance leases	(3)	(2)
Net Cash Used in Financing Activities	(3)	(2)
Effect of foreign currency rates on cash	11	-
Net Change in Cash, Cash Equivalents and Restricted Cash	(5,864)	(7,576)
Cash, cash equivalents and restricted cash at beginning of year	48,333	73,228
Cash, Cash Equivalents and Restricted Cash at End of Period	$42,469	$65,652

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Description of Business and Summary of Significant Accounting Policies

Nature of Business - Actinium Pharmaceuticals, Inc. is a clinical-stage biopharmaceutical company pioneering the development of targeted radiotherapies to address significant unmet medical needs in oncology.

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

Principles of Consolidation - The basis of consolidation is unchanged from the disclosure in the Company’s Notes to the Consolidated Financial Statements section in its Annual Report on Form 10-K for the year ended December 31, 2025. The unaudited condensed consolidated financial statements include the Company’s accounts and those of the Company’s wholly owned subsidiaries.

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

Segment Information - The Company operates as a single operating and reportable segment for the purposes of assessing performance and allocating resources. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews total assets in the consolidated balance sheets and net loss and its components in the consolidated statements of operations; research and development expenses, general and administrative expenses, and interest income, for the purposes of making operating decisions, assessing financial performance, and allocating resources. Virtually all of the Company’s assets are located in the United States, with an immaterial amount held by a foreign subsidiary.

Cash, Cash Equivalents and Restricted Cash - The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. The Company holds most of its cash equivalents in a money market account comprised of US Treasury notes. Balances held by the Company are typically in excess of Federal Deposit Insurance Corporation insured limits.

The following is a summary of cash, cash equivalents and restricted cash at March 31, 2026 and December 31, 2025:

(in thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$42,132	$47,998
Restricted cash – long-term	337	335
Cash, cash equivalents and restricted cash	$42,469	$48,333

Restricted cash relates to a certificate of deposit held as collateral for a letter of credit issued in connection with the Company’s lease of corporate office space.

Leases – The Company has an operating lease for corporate office space, an operating lease for manufacturing space and a finance lease for office equipment located at the corporate office space. Leases with an initial term of 12 months or less are not recorded on the balance sheet; lease expense for these leases is recognized on a straight-line basis over the lease term.

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

Collaborative Arrangements - The Company follows the accounting guidance for collaboration agreements with third parties, which requires that certain transactions between the Company and collaborators be recorded in its consolidated statements of operations on either a gross basis or net basis, depending on the characteristics of the collaborative relationship, and requires enhanced disclosure of collaborative relationships. The Company evaluates its collaboration agreements for proper classification in its consolidated statements of operations based on the nature of the underlying activity. When the Company has concluded that it has a customer relationship with one of its collaborators, the Company follows the guidance of ASC 606. There was no revenue from collaborative arrangements for the three months ended March 31, 2026 and March 31, 2025, respectively.

Grant Revenue – The Company has a grant from a government-sponsored entity for research and development related activities that provides for payments for reimbursed costs, which included overhead and general and administrative costs as well as an administrative fee. The Company recognizes revenue from grants as it performed services under this arrangement. Associated expenses are recognized when incurred as research and development expense. Revenue and related expenses are presented gross in the consolidated statements of operations. There was no grant revenue for the three months ended March 31, 2026 and March 31, 2025, respectively.

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

Upfront payments and fees may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements or when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or when the uncertainty associated with any variable consideration is subsequently resolved. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. There was no license revenue for the three months ended March 31, 2026 and March 31, 2025, respectively.

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

Net Loss Per Common Share - Basic loss per common share is computed by dividing the net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the reporting period. For periods of net loss, diluted loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive. For the three months ended March 31, 2026 and 2025, the Company’s potentially dilutive shares, which include outstanding common stock options, restricted stock units, vested unissued shares of common stock and warrants, have not been included in the computation of diluted net loss per share as the result would have been anti-dilutive.

(in thousands)	March 31, 2026	March 31, 2025
Stock Options	129	271
Restricted Stock Units	-	300
Warrants	7	7
Total	136	578

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

As of March 31, 2026, the Company had contractual commitments of approximately $1.5 million related to the construction of its modular removable manufacturing space in its newly leased manufacturing space, with $1.4 million expected to be incurred in 2026.

On March 27, 2025, a putative class action complaint (the “Securities Complaint”) was filed by alleged stockholder Nitin Kohil against the Company and executives Sandesh Seth, Avinash Desai, Madhuri Vusirikala, and Sergio Giralt (the “Defendants”), styled Kohil v. Actinium Pharmaceuticals, Inc., et al., Case No. 1:25-cv-02553 in the United States District Court for the Southern District of New York, (“the Court”). The Securities Complaint alleges that the Defendants made material misrepresentations and omissions concerning the Iomab-B Phase 3 Sierra Trial during a proposed class period of October 31, 2022 to August 2, 2024 and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Plaintiff sought unspecified damages. On June 24, 2025, the court in the securities action appointed lead plaintiffs pursuant to the Private Securities Litigation Reform Act of 1995 and re-captioned the case as In re Actinium Pharmaceuticals, Inc. Securities Litigation. Lead Plaintiffs filed an amended complaint on August 25, 2025. On October 27, 2025, Defendants moved to dismiss the amended complaint; on December 19, 2025, Lead Plaintiffs filed their opposition; and on February 2, 2026, Defendants filed their reply in support. The parties are currently awaiting the Court’s decision on Defendants’ motion.

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

On June 17, 2025, a purported shareholder served Actinium with a demand for books and records pursuant to Section 220 of the Delaware General Corporation Law. In general, the demand seeks documents relating to the facts at issue in the above-described securities class action and derivative cases. The Company rejected the shareholder demand by letter dated July 8, 2025. The parties continue to discuss the demand. The shareholder has not followed up on his demand since October 2025.

The Company and other Defendants intend to defend vigorously against such claims, however, there can be no assurances as to the outcome.

Note 3 - Leases

The Company determines if an arrangement is a lease at inception. This determination generally depends on whether the arrangement conveys to the Company the right to control the use of a fixed asset for a period of time in exchange for consideration. Control of an underlying asset is conveyed to the Company if the Company obtains the rights to direct the use of and to obtain substantially all of the economic benefits from using the underlying asset. The Company has lease agreements which include lease and non-lease components, which the Company has elected to account for as a single lease component for all classes of underlying assets. Lease expense for variable lease components are recognized when the obligation is probable. The Company made an accounting policy election to exclude from its balance sheet reporting those leases with initial terms of 12 months or less.

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

As of March 31, 2026, the Company has three leases which have been capitalized in accordance with ASC 842, one for corporate office space, one for manufacturing space and one for office equipment. The Company entered into a lease for corporate office space effective June 1, 2022. The lease has a term of five years and two months, with an expiration date of July 30, 2027 and current annual rent of $0.6 million. The Company is also responsible for certain other costs, such as insurance, utilities and maintenance. The Company entered into a lease for manufacturing space effective as of December 1, 2025. The lease has a term of five years and one month, with an expiration date of December 31, 2030 and current annual rent of $0.2 million. The Company is also responsible for certain other costs, such as insurance, utilities and maintenance.

The components of lease expense are as follows:

	Three months ended
(in thousands)	March 31, 2026	March 31, 2025
Operating lease expense	$218	$173
Finance lease cost
Amortization of right-to-use assets	$2	$2
Interest on lease liabilities	$-	$1
Total finance lease cost	$2	$3

Supplemental cash flow information related to leases are as follows:

Cash flow information:

	Three months ended
(in thousands)	March 31, 2026	March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow use from operating leases	$202	$156
Operating cash flow use from finance leases	$3	$3
Financing cash flow use from finance leases	$3	$2

Non-cash activity:

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-
Finance Leases	$-	$-

Weighted average remaining lease terms are as follows at March 31, 2026:

Weighted average remaining lease term:
Operating leases	0.8 year
Finance Leases	2.8 years

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

Weighted average discount rates:
Operating leases	6.0%
Finance Leases	6.2%

Maturities of lease liabilities are as follows:

(in thousands) Year ending December 31,	Operating Leases	Finance Leases
2026 (excluding three months ended March 31, 2026)	613	8
2027	557	-
2028	182
2029	187
2030	193	-
Total lease payments	$1,732	$8
Less imputed interest	(221)	-
Present value of lease liabilities	$1,511	$8

Note 4 - Other revenue

The Company has a grant from a government-sponsored entity for research and development related activities that provides payments for reimbursed costs, which included overhead and general and administrative costs, as well as an administrative fee. The Company recognizes revenue from grants as it performs services under this arrangement. Associated expenses are recognized when incurred as research and development expense. There was no grant revenue recognized for the three months ended March 31, 2026 and 2025, respectively.

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

The Company’s contract liabilities are recorded within Other revenue deferred – current liability or Long-term license revenue deferred in its interim unaudited condensed consolidated balance sheets, depending on the short-term or long-term nature of the payments to be recognized. The Company’s contract liabilities consist of advanced payments from licensees. Long-term license revenue deferred was $35 million at March 31, 2026 and December 31, 2025; this deferred revenue will be recognized upon the European Union’s regulatory approval of Iomab-B or provision of definitive feedback that Iomab-B will not receive approval in the European Union.

Note 5 - Equity

In August 2020, the Company entered into the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC, “JonesTrading”, pursuant to which the Company may sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of its common stock. On June 28, 2022, the Company entered into an Amended and Restated Capital on Demand™ Sales Agreement (the “A&R Sales Agreement”) with JonesTrading and B. Riley Securities, Inc. (“B. Riley”). The A&R Sales Agreement modifies the original Capital on Demand™ Sales Agreement to include B. Riley Securities as an additional sales agent thereunder. Shares of common stock were offered pursuant to a shelf registration statement on Form S-3 (File No. 333-242322) filed with the SEC on August 7, 2020 (the “Prior Shelf Registration Statement”). On August 11, 2023, the Company filed a registration statement on Form S-3 (File No. 333-273911), which registration statement was amended on February 2, 2024, and declared effective on February 5, 2024, to replace the Prior Shelf Registration Statement, including a base prospectus which covers the offering, issuance and sale of up to $500 million of common stock, preferred stock, warrants, units and/or subscription rights; and a sales agreement prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of $200 million of common stock that may be issued and sold under the A&R Sales Agreement.

The Company did not sell any shares of common stock during the three months ended March 31, 2026 and 2025, respectively.

Stock Options

The following is a summary of stock option activity for the three months ended March 31, 2026:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2026	99	$5.89	7.66	$-
Granted	30	1.13
Exercised	-	-
Cancelled	-	-
Outstanding, March 31, 2026	129	4.76	8.00	-

Exercisable, March 31, 2026	50	9.25	5.85	-

During the three months ended March 31, 2026, the Company granted newly hired employees options to purchase 30 thousand shares of common stock with an exercise price ranging from $1.08 to $1.28 per share, a term of 10 years, and a vesting period of 4 years. The stock options had an aggregated fair value of $26 thousand that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate range from 3.7% to 4.0%, (2) expected life of 6 years, (3) expected volatility range from 86.8% to 87.3%, and (4) zero expected dividends. During the three months ended March 31, 2025, the Company granted options to purchase 25 thousand shares.

On March 31, 2025, the Board of Directors approved of the cancellation of stock options to purchase an aggregate of 4.9 million shares of common stock held by certain current employees and directors that were initially granted under the Amended and Restated 2013 Stock Plan and the 2019 Stock Plan. Such cancellations were subject to the consent of the applicable holders of the stock options, which the Company received. The cancellation of these stock options resulted in the recording of $8.7 million in stock compensation expense for the three months ended March 31, 2025.

The fair values of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at March 31, 2026 was $0.1 million related to unvested stock options, which is expected to be expensed over a weighted average of 2.9 years.

Warrants

Following is a summary of warrant activity for the three months ended March 31, 2026:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2026	7	$17.33	3.45	$-
Granted	-	-
Expired	-	-
Outstanding, March 31, 2026	7	$17.33	3.20	$-

Exercisable, March 31, 2026	7	$17.33	3.20	$-

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENT NOTICE

This Quarterly Report on Form 10-Q and other reports filed by the Company from time to time with the Securities and Exchange Commission contains or may contain certain forward-looking statements and information that are based upon beliefs of, and information currently available to the Company’s management as well as estimates and assumptions made by the Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. For this purpose, any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate” or “continue” or comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control.  These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Description of Business

We are a clinical-stage biopharmaceutical company pioneering the development of targeted radiotherapies to address significant unmet medical needs in oncology. We are focused on employing a biology-driven approach to develop differentiated, first-in-class radiopharmaceutical therapeutics for patients with solid tumors and hematologic malignancies. Our mission is to transform cancer treatment by delivering innovative, high-value radioconjugates that maximize therapeutic efficacy while minimizing toxicity to healthy tissue by combining our deep understanding of tumor biology and translational medicine with our expertise in radiochemistry.

Since our inception, we have focused on developing innovative and differentiated radiotherapies. Our pipeline of both early and later stage development programs is a testimony to our approach in three areas with: (1) two novel solid tumor product candidates, ATNM-400 and Actimab-A, with pan-tumor potential, (2) Actimab-A, which is also being developed as a therapeutic backbone for acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS) in partnership with the National Cancer Institute (NCI), and (3) two targeted conditioning agents, Iomab-B for bone marrow transplant and Iomab-ACT for cell & gene therapies. Our solid tumor asset, ATNM-400, targets a novel antigen distinct from PSMA, with demonstrated preclinical activity across metastatic castration-resistant prostate cancer (mCRPC), non-small cell lung cancer (NSCLC), and breast cancer. Actimab-A, targets myeloid derived suppressor cells (MDSCs) and is being studied in multiple solid tumors in combination with immune checkpoint inhibitors where MDSCs are known to act as an efficacy deterrent for these agents. Our hematology franchise includes: Actimab-A, a CD33-targeted therapy; as well as, Iomab-B and Iomab-ACT which are CD45-targeting conditioning agents. Both Actimab-A and Iomab-B are Phase 2/3 ready assets and are supported by extensive validation in over 15 clinical trials in which more than 500 patients were treated.

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

Our preclinical translational data demonstrated that ATNM-400 is superior to:

●	PSMA-targeted agents (177Lu-PSMA-617 (the active ingredient in Pluvicto®)) or ARPIs (enzalutamide) in the mCRPC setting of prostate cancer;

●	EGFR inhibitors (osimertinib), osimertinib with chemotherapy, TROP-2 ADC (Dato-DXd), EGFR-cMET bispecific (amivantamab), and HER3-EGFR bispecific ADC (izalontamab brengitecan, in development) in EGFR-mutant NSCLC; and to

●	HER2-therapies (trastuzumab and T-DXd) in HER2-resistant breast cancer and endocrine therapy (tamoxifen) in tamoxifen-resistant breast cancer.

These preclinical translational data show that ATNM-400 works well as monotherapy but is even better in combination in resistant settings where the target is overexpressed as part of the resistance mechanism. Evidence of target expression has been observed ranging from 60%-80%+ in mCRPC, NSCLC, and breast cancer patient tumors, representing a significant addressable population of well over a hundred thousand patients in the United States based on our existing datasets. We believe this number may expand as we continue our work to demonstrate the potential of ATNM-400 in various additional disease and treatment settings.

Our preclinical development program has generated encouraging efficacy and mechanism-of-action data across multiple indication-specific animal models:

Prostate Cancer

ATNM-400 demonstrated specific tumor uptake and decreased tumor cell proliferation across preclinical models representative of clinically relevant mCRPC settings spanning ARPI-resistant disease as well as PSMA-high (C4-2), PSMA-low (22Rv1) and PSMA-negative (DU145) states. The results demonstrate ATNM-400’s PSMA-independent mechanism of action which provides an alternative which can address key limitations of current PSMA-targeted radioligand therapies. In these models, ATNM-400 showed significantly greater efficacy than both 177Lu-PSMA-617 (the active ingredient in Pluvicto®) and next-generation 225Ac-PSMA-617 in PSMA-low 22Rv1 prostate cancer xenograft models that are resistant to ARPI therapy. We believe greater efficacy against 225Ac-PSMA-617 suggests the importance of the ATNM-400 target as the energy delivered by the Ac-225 payload is the same. Efficacy was also observed in PSMA-negative DU145 models, supporting a profile differentiated from existing PSMA-targeted agents that predominantly act in PSMA-high disease. Importantly, ATNM-400 also demonstrated strong and durable combination activity with enzalutamide, with superior monotherapy efficacy compared to enzalutamide and 177Lu-PSMA-617 shown in ARPI-resistant prostate cancer models. We believe this superior combination activity is mechanistically supported by our observation that enzalutamide resistance increases ATNM-400 target expression in both prostate cancer models and mCRPC patient samples.

ATNM-400 Is Directed Against a Non-PSMA Target With the Potential to Treat More Patients Across Lines of Prostate Cancer Therapy

ATNM-400 outperformed 177Lu-PSMA-617 (the active ingredient in Pluvicto®) and 225Ac-PSMA-617 in the PSMA-low, ARPI-resistant 22Rv1 prostate cancer model, demonstrating PSMA independent durable activity.

ATNM-400 Tumor Growth Inhibition vs 177Lu-PSMA-617	ATNM-400 Survival Benefit vs 177Lu-PSMA-617

ATNM-400 Tumor Growth Inhibition vs 177Lu-PSMA-617 and 225Ac-PSMA-617

Survival benefit and greater tumor inhibition shown in models with ATNM-400 monotherapy and the combination of ATNM-400 + enzalutamide versus enzalutamide alone in ARPI-resistant 22Rv1 prostate cancer model.

ATNM-400 Tumor Growth Inhibition vs Enzalutamide Monotherapy and Combination	ATNM-400 Survival Benefit vs Enzalutamide Monotherapy and Combination

ATNM-400 retained anti-tumor activity in prostate cancer models following progression on 177Lu-PSMA-617 and enzalutamide.

ATNM-400 After 177Lu-PSMA-617-Failure	ATNM-400 After Enzalutamide Failure

EGFR-Mutant NSCLC

ATNM-400 demonstrated greater tumor growth inhibition than several marketed and late-stage development drugs in various settings. Specifically, ATNM-400 demonstrated 3-5 fold greater tumor growth inhibition compared to approved EGFR-targeted therapies including osimertinib (first-line), datopotamab deruxtecan (second-line), and amivantamab (third-line) in NCI-H1975 human lung cancer models harboring L858R and T790M EGFR mutations. In combination with osimertinib, ATNM-400 achieved 100% complete responses with durable efficacy extending throughout the preclinical study period. In head-to-head preclinical comparisons, ATNM-400 monotherapy, and ATNM-400 in combination with osimertinib, exceeded the tumor growth inhibition achieved by osimertinib plus chemotherapy, and ATNM-400 monotherapy exceeded Dato-DXd (a TROP-2 antibody-drug conjugate) and izalontamab brengitecan (a HER3-EGFR bispecific antibody-drug conjugate in development) in the same EGFR-mutant NSCLC model. We believe we have established mechanistic support for ATNM-400 combinations with EGFR inhibitors, demonstrating that osimertinib treatment increases ATNM-400 target expression both in vitro and in vivo. We believe this mechanistic synergy, combined with clinical data showing improved outcomes when osimertinib is combined with external beam radiotherapy, supports ATNM-400 development across multiple EGFR-mutant NSCLC treatment settings.

ATNM-400 achieved the highest tumor growth inhibition (71%) versus approved targeted agents osimertinib (EGFR inhibitor), Dato-DXd (datopotamab deruxtecan, TROP-2 ADC )and amivantamab (EGFR-cMET ADC) in the NCI-H1975 EGFR-mutant NSCLC model. ATNM-400 + osimertinib combination achieved tumor shrinkage with 107% TGI and 100% of mice having complete cures in EGFR-mutant NSCLC model.

ATNM-400 vs Osimertinib or Dato-DXd or Amivantamab	ATNM-400 Combination with Osimertinib

Osimertinib upregulated the ATNM-400 target in NCI-H1975 cells, enhancing ATNM-400 cytotoxicity when dosed in combination.

Target Expression Post-Osimertinib Treatment	ATNM-400 Post-Osimertinib

In preclinical EGFR-mutant NSCLC models, ATNM-400 demonstrated superior tumor growth inhibition compared to the leading approved therapy in each line of treatment — Tagrisso® (osimertinib), Rybrevant® (amivantamab), and Datroway® (datopotamab deruxtecan) — and showed combination activity with osimertinib exceeding the current first-line standard of care. With no targeted radiotherapy currently approved or in late-stage development for EGFR-mutant NSCLC, these data position ATNM-400 as a potentially first-in-class radiotherapeutic with applicability across multiple lines of therapy in one of the largest precision-oncology markets.

ATNM-400 vs Standard of Care Therapies in EGFR-mutant NSCLC

Breast Cancer

ATNM-400 demonstrated robust anti-tumor activity and tumor regression as monotherapy and in combination with trastuzumab in preclinical breast cancer models, including trastuzumab-resistant BT474-Clone5 model, HR+ breast cancer MCF-7 model and triple-negative breast cancer (TNBC) MDA-MB-468 model. In the trastuzumab-resistant setting, we observed increased expression of both the survival pathway marker p-AKT and the ATNM-400 target, with ATNM-400 treatment inducing DNA double-strand breaks as measured by p-H2AX staining. ATNM-400 achieved 66% tumor growth inhibition as monotherapy and 103% tumor growth inhibition (representing tumor regression) in trastuzumab-resistant preclinical models. In the trastuzumab-resistant BT474-Clone5 model, ATNM-400 anti-tumor activity was comparable to trastuzumab deruxtecan (T-DXd), and ATNM-400 sustained tumor growth inhibition following trastuzumab failure compared with control and T-DXd. The ATNM-400 target is overexpressed in breast cancer, including tumors resistant to endocrine therapies such as tamoxifen and HER2-targeted therapies, as well as in TNBC. Resistance to HER2-targeted and endocrine therapies along with the limited treatment options for triple-negative breast cancer (TNBC) represent areas of significant unmet medical need that are potentially addressable with ATNM-400.

ATNM-400 drove tumor regression both alone and in combination with trastuzumab in the trastuzumab-resistant BT474-Clone5 breast cancer model, yielding 95% and 101% TGI, respectively. ATNM-400 caused tumor regression (103% TGI) as monotherapy in the MDA-MB-468 TNBC model. ATNM-400 also caused dose-dependent tumor growth inhibition in the MCF-7 HR+ breast cancer model.

Trastuzumab-Resistant Model BT474-Clone5	MDA-MB-468 (TNBC) Breast Cancer Model

MCF7 (HR+) Breast Cancer

We have developed a theranostic strategy utilizing Zr-89 as a companion imaging agent to enable patient selection and tumor visualization. We believe this approach allows for non-invasive assessment of target expression and drug biodistribution prior to therapeutic administration, potentially enhancing the therapeutic index by selecting patients most likely to respond.

On April 21, 2026, preclinical data with ATNM-400 were presented at the American Association for Cancer Research (“AACR”) Annual Meeting in San Diego, California. The data further demonstrated pan-tumor efficacy across prostate, lung, and breast cancer models. The ATNM-400 presentation highlighted the following:

In Prostate Cancer

●	ATNM-400 demonstrated PSMA independent in vivo efficacy across prostate cancer models with low, medium, and high PSMA expression, including PSMA-negative models, supporting potential applicability across a broader patient population than PSMA-targeted therapies, which require PSMA expression for activity.

●	ATNM-400 showed superior anti-tumor efficacy versus vehicle control, unconjugated antibody, and 177Lu–PSMA-617 (active ingredient in Pluvicto®) in both PSMA-high / ATNM-400 target-high (C4-2) and PSMA-low / ATNM-400 target-moderate (22Rv1) expressing models. This data may support the potential to address both 1) patients who relapse on, and 2) patients who are unlikely to respond to PSMA-targeted radioligand therapy.

●	Activity in low ATNM-400 target expression and PSMA-negative (DU145) models supported a differentiated profile, suggesting ATNM-400 could address mCRPC patients who are ineligible for or have progressed on PSMA-targeted radioligand therapy due to low or absent PSMA expression, a population with no currently approved targeted radiotherapy option. Furthermore, the potency of an Ac-225 alpha therapy is demonstrated by activity even in the low ATNM-400 target expression DU145 model.

ATNM-400 demonstrated PSMA independent activity across 22Rv1 (target-moderate/ PSMA-low), C4-2 (target-high/PSMA-high), and DU145 (target-low/PSMA-low) prostate cancer models.

22Rv1: Moderate Target Expression and Low PSMA	C4-2: High Target and High PSMA Expression

DU145: Low Target Expression and PSMA Negative

In Lung Cancer

●	The preclinical NCI-H1975 EGFR-mutant NSCLC model, a clinically relevant model of osimertinib-resistant disease, showed that ATNM-400 as monotherapy, or in combination with osimertinib, exceeded the tumor growth inhibition of osimertinib plus chemotherapy, the current standard of care in post-osimertinib progression. These results extend prior data demonstrating 100% complete tumor regression with the ATNM-400 plus osimertinib combination.

●	ATNM-400 monotherapy demonstrated greater anti-tumor activity than Dato-DXd (TROP-2 ADC approved in EGFR-mutant lung cancer), the EGFR-cMET bispecific antibody amivantamab (Rybrevant®), and izalontamab brengitecan (HER3-EGFR bispecific ADC in development for EGFR-mutant lung cancer).

ATNM-400 monotherapy (80% TGI) and ATNM-400 + osimertinib combination (89% TGI) exceeded standard-of-care osimertinib plus chemo combination (49% TGI) in the NCI-H1975 EGFR-mutant NSCLC model.

ATNM-400 Combination With Osimertinib vs Osimertinib Combination With Chemo In
NCI-H1975 EGFR-m Lung Cancer

ATNM-400 achieved higher tumor growth inhibition (80%) versus approved agent Dato-DXd (TROP-2 ADC) and izalontamab brengitecan (HER3-EGFR ADC) in the NCI-H1975 EGFR-mutant NSCLC model.

ATNM-400 vs Dato-DXd or Izalontamab Brengitecan

In Breast Cancer

●

Head-to-head data in the preclinical BT474 Clone5 trastuzumab-resistant HER2+ breast cancer model, a clinically relevant model of the post-trastuzumab setting where treatment options are limited, demonstrated that ATNM-400 achieved anti-tumor activity comparable to the approved HER2-ADC trastuzumab deruxtecan (Enhertu®), as monotherapy and in combination. We believe this positions ATNM-400 as a potential alternative for patients who cannot tolerate HER2-ADCs due to interstitial lung disease, a known class-related toxicity.

●	In the post-trastuzumab failure setting, ATNM-400 produced durable tumor growth inhibition after treatment discontinuation, exceeding both vehicle control and trastuzumab deruxtecan (Enhertu®) in the preclinical BT474 Clone5 trastuzumab-resistant HER2+ breast cancer model, supporting the potential for less frequent dosing and more durable disease control.

ATNM-400 monotherapy (57% TGI) and combination with trastuzumab (100% TGI) showed anti-tumor effect in trastuzumab resistant BT474 Clone5 breast cancer model and was comparable to HER2-DXd (111% TGI). ATNM-400 was better at controlling post-trastuzumab failure (93% TGI) versus HER2-DXd (64% TGI).

BT474 Clone5 BC Head-On	BT474 Clone5 BC Post-Trastuzumab Failure

Actimab-A for MDSCs: Novel Immunomodulatory Approach in Solid Tumors

Actimab-A (lintuzumab-Ac-225) is a CD33-targeted actinium-225 radioconjugate that we are developing to enhance checkpoint inhibitor efficacy by depleting immunosuppressive CD33+ myeloid-derived suppressor cells (MDSCs) in the tumor microenvironment. MDSCs are a heterogeneous population of immature myeloid cells that accumulate in solid tumors and suppress anti-tumor T-cell responses, representing a well-validated mechanism of resistance to PD-1/PD-L1 checkpoint inhibitors. By selectively eliminating these suppressive cells with targeted alpha-particle therapy, Actimab-A is designed to dismantle this barrier and restore an environment in which checkpoint blockade can drive meaningful T cell–mediated tumor killing. This positions Actimab-A as a differentiated immunomodulatory approach intended to expand the population of patients who benefit from checkpoint inhibitors, including those with tumors historically considered immunologically “cold.”

Actimab-A Depletion of MDSCs: Resensitizing PD-1 Inhibitors for T Cell Activation

Clinical studies have demonstrated that patients with high circulating MDSC levels have significantly reduced progression-free and overall survival on PD-1 therapy compared to patients with low MDSC levels.

Low MDSCs Associated With Statistically Significant Improvement in PFS and OS

(Bronte et al., Frontiers in Immunology 2022)

Our preclinical studies have suggested that Actimab-A: (1) selectively home to tumor-resident CD33+ MDSCs in vivo; (2) be cytotoxic to patient-derived MDSCs ex vivo; and (3) rescue T-cell proliferation and anti-tumor immune responses ex vivo following MDSC depletion. We believe these data provide mechanistic support for combining Actimab-A with PD-1 inhibitors to overcome MDSC-mediated resistance.

Actimab-A was shown to deplete MDSCs in our studies. Actimab-A was also shown to restore T cell proliferation in a dose dependent manner.

MDSC Depletion	T cell Proliferation

We intend to conduct a Phase 1b basket trial evaluating Actimab-A in combination with pembrolizumab (Keytruda®) or nivolumab (Opdivo®) in patients with R/R locally advanced or metastatic head and neck squamous cell carcinoma (HNSCC), NSCLC, glioblastoma (GBM), and microsatellite instability (MSI)-high colorectal cancer. These tumor types were selected based on high MDSC infiltration and limited response rates to PD-1 monotherapy. The trial design incorporates comprehensive correlative biomarker assessments to evaluate MDSC depletion in both tumor microenvironment and peripheral blood, as well as T-cell activity restoration.

Patients eligible to be enrolled in the trial must have MDSC-rich tumor types, be checkpoint inhibitor-naïve, be at least 18 years of age, and demonstrate PD-1/PD-L1 expression. Primary endpoints include safety and tolerability of the combination, with secondary endpoints including ORR, PFS, and OS. Biomarker endpoints will evaluate the pattern of CD33+ MDSC depletion and T-cell activity in both tumor tissue and peripheral blood samples. Clinical outcomes will be compared against real-world data from similar patient populations treated with PD-1 monotherapy. We expect to report initial data from this trial in 2H:2026 or 1H:2027. In addition, we are also evaluating clinical opportunities with other immune checkpoint inhibitors in GBM and NSCLC.

Hematology Programs

Actimab-A: Backbone Therapy for AML and MDS

In hematologic malignancies, we are developing Actimab-A as a mutation-agnostic backbone therapy for AML and high-risk MDS. CD33 is expressed on leukemic blasts in the majority of AML patients and represents an established therapeutic target validated by the approval of gemtuzumab ozogamicin (Mylotarg®). However, antibody-drug conjugates like Mylotarg® can have limitations including hepatotoxicity and limited efficacy in certain patient populations. Actimab-A, delivering the highly potent alpha-emitter Ac-225 to CD33+ cells, represents a differentiated approach designed to provide superior efficacy while maintaining a favorable safety profile. Supporting this backbone positioning, preclinical and translational studies have demonstrated that Actimab-A is cytotoxic in primary AML patient samples irrespective of FLT3, KMT2A, NPM1, IDH1, or TP53 mutation status. The combinations of Actimab-A with agents from each of the three major classes of AML standard-of-care therapies, including the menin inhibitor revumenib, the FLT3 inhibitor gilteritinib, and the hypomethylating agent azacitidine, potentiate AML cell death, supporting a backbone strategy. Actimab-A was shown to produce consistent transcriptional reprogramming, including activation of p53-associated stress response and apoptosis pathways and downregulation of proliferative programs such as MYC targets and G2/M checkpoint signatures.

Actimab-A in combination with CLAG-M for R/R AML: We have completed a Phase 1b clinical trial evaluating Actimab-A in combination with CLAG-M chemotherapy in R/R AML patients, results of which were published in a peer-reviewed journal Leukemia in February 2025. The trial enrolled high-risk patients including those with TP53 mutations, prior venetoclax treatment failure, and patients who had prior allogeneic transplant. Results demonstrated high rates of measurable residual disease (MRD)-negative complete remissions and improved survival outcomes compared to historical controls.

Among patients treated with Actimab-A plus CLAG-M, 70% of those deemed eligible for transplant proceeded to bone marrow transplant, and this population achieved a 24-month median overall survival. These results compare favorably to published data showing less than 2-4 month median overall survival in TP53-mutated or prior venetoclax-treated R/R AML patient populations. The combination was well-tolerated with a safety profile consistent with CLAG-M chemotherapy alone and no dose-limiting toxicities observed.

We have discussed with the Food and Drug Administration (FDA) and believe we are aligned on a Phase 2/3 trial design to evaluate Actimab-A plus CLAG-M in R/R AML patients eligible for first or second salvage therapy. We are currently actively seeking a strategic partner to execute this trial. We believe the trial design allows for enrollment of a broad R/R AML population while enriching for patients most likely to benefit based on Phase 1b results.

Actimab-A + CLAG-M Phase 2/3 Trial Design

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

On April 21, 2026, preclinical translational data with Actimab-A (lintuzumab-Ac225) were presented at the AACR Annual Meeting in San Diego, California. The presentation highlighted the following:

Transcriptional Reprogramming as a Key Mechanism for Actimab-A Combination Activity

●	Combination treatment produced consistent pathway-level changes compared with monotherapy, with gene set enrichment analysis (GSEA) showing enhanced myeloid differentiation signatures when Actimab-A was added to revumenib, gilteritinib, and azacitidine, agents from each of the three major classes of AML standard-of-care therapies.

●	Across models, combinations were associated with downregulation of proliferative programs, including MYC target genes, E2F targets, and G2/M checkpoint signatures, together with enrichment of p53-associated stress response and apoptosis pathways.

●	We believe these findings indicate that Actimab-A combinations reprogram AML cells from proliferation toward differentiation and apoptosis, potentially providing a mechanistic basis for deeper and more durable MRD-negative responses and supporting Actimab-A’s role as a universal combination backbone across AML treatment settings.

Gene Set Enrichment Analysis Demonstrated Broad Activity of Actimab-A Combinations Versus AML Standard of Care Therapies Alone

Actimab-A Combinations with Revumenib and Azacitidine Upregulate Myeloid Differentiation Gene Signature in AML

●	Actimab-A demonstrated robust cytotoxicity in primary AML patient samples independent of FLT3, KMT2A, NPM1, IDH1, IDH2, or TP53 mutation status, supporting its potential applicability across the full AML patient population, including TP53-mutant patients who lack effective targeted options.

●	Combining Actimab-A with standard-of-care therapies, including revumenib (menin inhibitor), gilteritinib (FLT3 inhibitor), and azacitidine (hypomethylating agent), enhanced anti-leukemic efficacy across models, demonstrating synergy with agents representing each of the three pillars of modern AML care and, we believe, further support Actimab-A’s positioning as a combination partner across frontline, relapsed/refractory, and unfit AML populations.

Actimab-A Combination with SOC Enhance Cytotoxicity in Primary AML Patient Samples

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

We currently have three active clinical trials evaluating Iomab-ACT:

●	Phase 1/2 Trial in Commercial CAR-T: Evaluating Iomab-ACT as conditioning prior to commercial CAR-T therapy in patients with relapsed/refractory non-Hodgkin’s lymphoma. The primary endpoint is engraftment and key secondary endpoints are incidence of Cytokine Release Syndrome (CRS) and Immune Effector Cell-Associated Neurotoxicity Syndrome (ICANS), which are two potentially fatal adverse events associated with CAR-T cell therapy.

●	Phase 1 Trial in experimental CAR-T: Evaluating Iomab-ACT as conditioning prior to CD19 CAR-T cell therapy in patients with relapsed /refractory B-cell malignancies.

●	Phase 1 Trial in Sickle Cell Disease BMT: Evaluating Iomab-ACT as conditioning for allogeneic bone marrow transplant in patients with sickle cell disease.

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

Iomab-B has been evaluated in over 500 patients across multiple clinical trials, including the Phase 3 SIERRA trial in R/R AML patients. The SIERRA trial demonstrated that Iomab-B enabled successful donor cell engraftment in elderly R/R AML patients who would otherwise be ineligible for conventional conditioning. The study met the primary endpoint of durable complete remission (dCR). While the study did not meet the secondary endpoint of OS due to the cross-over of two-thirds of the patients from the control arm to Iomab-B arm, it provided important insights into optimal patient selection and trial design for future development.

We have discussed our Phase 2/3 trial design with FDA and, based on the feedback, we believe we are aligned on a Phase 2/3 trial design in an expanded R/R AML patient population that includes all patients age 18 and older with R/R AML. This expanded population reflects learnings from SIERRA regarding optimal patient selection. We believe the trial design allows us to leverage both the Phase 2 results and the SIERRA database to support regulatory submissions.

Iomab-B benefits from composition of matter patents extending to 2038, a well-established network of 24 clinical sites from the SIERRA trial that maintains strong interest in the program, and potential for market expansion beyond R/R AML. Preclinical and clinical data support potential development in five additional disease indications including acute lymphoblastic leukemia, myelodysplastic syndromes, chronic myeloid leukemia, multiple myeloma, and lymphoma, representing a total addressable market of approximately 150,000 patients who could benefit from improved bone marrow transplant conditioning.

We are actively seeking a strategic partner to advance Iomab-B through pivotal development and commercialization.

Our Platform and Capabilities

Radiochemistry and Translational Science Capabilities

We have assembled a team with expertise in radiopharmaceutical discovery and development, spanning target selection, radioconjugate design, preclinical evaluation, and clinical development. Our capabilities include:

●	Target Selection and Validation: Comprehensive target assessment including expression profiling in tumor versus normal, binding and internalization kinetics, and competitive landscape analysis to identify optimal targets for radiopharmaceutical development.

●	Radioconjugate Design and Optimization: Medicinal chemistry expertise in chelator selection, linker design, and conjugation chemistry to optimize tumor uptake, retention, and biodistribution while minimizing normal organ exposure.

●	Preclinical Pharmacology: In vitro and in vivo models to assess binding affinity, internalization, tumor penetration, radiation dosimetry, and anti-tumor efficacy across diverse tumor types.

●	Translational Biomarkers: Development of imaging companion diagnostics, circulating biomarkers, and tissue-based assessments to enable patient selection and monitor treatment response.

We believe these capabilities enable us to efficiently advance programs from target selection through clinical development while maintaining high quality standards and generating comprehensive translational data packages to guide clinical development and support regulatory submissions and partnership discussions.

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

Intellectual Property

We strive to protect and enhance the proprietary technologies that we believe are important to our business, including seeking, maintaining and defending patent rights, whether developed internally or licensed from third parties. Our policy is to seek to protect our proprietary position by, among other methods, filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important for the development and implementation of our business. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position. Our intellectual property portfolio comprises approximately 250 patents and patent applications across multiple jurisdictions. Our patent estate includes:

●	Composition of Matter Patents: Covering our key product candidates including Iomab-B, Iomab-ACT, and ATNM-400.

●	Method of Use Patents: Covering specific therapeutic applications, combination therapies, and treatment protocols for our product candidates Actimab-A, Iomab-B, Iomab-ACT, and ATNM-400, as well as preclinical pipeline candidates.

●	Manufacturing and Process Patents: Protecting our cyclotron-based Ac-225 production technology, radiopharmaceutical manufacturing processes, and formulation technologies.

●	Platform Technology Patents: Protecting core technologies applicable across multiple programs including chelator chemistry, targeting approaches, and bioconjugation methods.

Our patents provide market exclusivity in major territories including the United States, Europe, Canada, Japan, and key emerging markets. We actively monitor and enforce our intellectual property rights and investigate potential infringement of our proprietary technologies. In addition to patents, we maintain proprietary know-how and trade secrets relating to our radiopharmaceutical development platform, manufacturing processes, and clinical development strategies. We seek to protect this information through confidentiality agreements with employees, consultants, advisors, and collaborative partners. We also rely on regulatory exclusivity to protect our products from competition. In the United States, biologics such as our antibody radioconjugates may be eligible for 12 years of market exclusivity under the Biologics Price Competition and Innovation Act. If any of our product candidates are approved for orphan indications, we may be eligible for seven years of market exclusivity in the United States, and similar exclusivity periods in other territories.

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

Human Capital

As of May 7, 2026, we had 25 full-time employees, 12 of whom have Ph.D. or M.D. degrees and 21 of whom are engaged in research and development and clinical development activities. We believe that we have been successful to date in attracting skilled and experienced personnel despite the competitive hiring environment in the industry. Our employees are not covered by a collective bargaining agreement, and we believe that our relationship with our employees is excellent. We continue to engage external consultants on an as-needed basis to temporarily supplement existing staff.

Results of Operations

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Revenue:
Revenue	$-	$-
Other revenue	-	-
Total revenue	-	-

Operating expenses:
Research and development, net of reimbursements	4,201	7,700
General and administrative	1,702	8,938
Total operating expenses	5,903	16,638

Other income:
Interest income – net	381	700
Total other income	381	700

Net loss	$(5,522)	$(15,938)

Revenue

We recorded no commercial revenue for the three months ended March 31, 2026 and March 31, 2025, respectively.

 Other revenue

The National Institutes of Health awarded us a Small Business Technology Transfer cost reimbursable grant to support a clinical collaboration with Memorial Sloan Kettering Cancer Center, or MSK, to study Iomab-ACT, our CD45-targeting Antibody Radio-Conjugate, for targeted conditioning to achieve lymphodepletion prior to administration of a CD19-targeted CAR T-cell therapy developed at MSK. There was no other revenue recognized for the three months ended March 31, 2026 and March 31, 2025, respectively.

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

Our contract liabilities are recorded within Other revenue deferred – current liability or Long-term license revenue deferred in our condensed consolidated balance sheets depending on the short-term or long-term nature of the payments to be recognized. Our contract liabilities primarily consist of advanced payments from licensees. There was no Other revenue deferred-current liability at March 31, 2026 and December 31, 2025. Long-term license revenue deferred was $35 million at March 31, 2026 and December 31, 2025, resulting from the receipt from Immedica; this deferred revenue will be recognized upon the European Union’s regulatory approval of Iomab-B or provision of definitive feedback that Iomab-B will not receive approval in the European Union.

Stock-based compensation expense

On March 31, 2025, our Board of Directors approved the cancellation of certain stock options to purchase an aggregate of 4.9 million shares of common stock held by certain current employees and directors that were initially granted under our Amended and Restated 2013 Stock Plan and our 2019 Stock Plan. Such cancellations were subject to the consent of the applicable holders of the stock options. The cancellation of these stock options resulted in the recording of $8.7 million in non-cash stock compensation expense for the three months ended March 31, 2025, $2.1 million in Research and development expense and $6.6 million in General and administrative expense.

Research and development expense, net of reimbursements

Research and development expenses, net of reimbursements, of $4.2 million for the three months ended March 31, 2026 decreased by $3.5 million from $7.7 million for the three months ended March 31, 2025. The cancellation of stock options in March 2025 described above resulted in lower non-cash stock-based compensation expense of $2.1 million for the three months ended March 31, 2026 compared with the three months ended March 31, 2025. In addition, there was a decline in outside CRO services and other preclinical R&D expenses of $1.0 million and lower compensation of $0.4 million due to lower headcount. In the second quarter of 2025, we conducted a workforce optimization that reduced our headcount by approximately fourteen percent and announced a strategic pipeline prioritization which resulted in additional departures in 2025.

General and administrative expense

General and administrative expense of $1.7 million for the three months ended March 31, 2026 decreased by $7.2 million from $8.9 million for the three months ended March 31, 2025. The cancellation of stock options in March 2025 described above resulted in lower non-cash stock-based compensation expense of $6.6 million for the three months ended March 31, 2026 compared with the three months ended March 31, 2025. In addition, in comparison to the prior-year period, compensation decreased $0.3 million due to lower headcount and consulting and legal fees decreased $0.2 million as the company further rationalized efforts.

Other income

Other income is comprised of net interest income in both reporting periods. The amount for the three months ended March 31, 2026 of $0.4 million decreased from $0.7 million for the three months ended March 31, 2025 primarily due to a lower average cash balance during the three months ended March 31, 2026 compared to the prior-year period.

Net loss

Net loss of $5.5 million for the three months ended March 31, 2026 decreased by $10.4 million from $15.9 million for the three months ended March 31, 2025 due to lower research and development expenses and lower general and administrative expenses, partially offset by lower other income.

Liquidity and Capital Resources

The following table sets forth selected cash flow information for the periods indicated:

	For the Three Months Ended March 31,
(in thousands)	2026	2025
Cash used in operating activities	$(5,870)	$(7,574)
Cash used in investing activities	(2)	-
Cash used in financing activities	(3)	(2)
Effect of foreign currency rates on cash	11	-

Net change in cash, cash equivalents and restricted cash	$(5,864)	$(7,576)

Net cash used in operating activities for the three months ended March 31, 2026 was $5.9 million, a decrease of $1.7 million from $7.6 million in the prior-year period, primarily resulting from a lower net loss for the three months ended March 31, 2026 compared to the prior-year period.

Cash used in investing activities for the three months ended March 31, 2026 was $2 thousand. There was no cash used in investing activities for the three months ended March 31, 2025.

Cash used in financing activities for the three months ended March 31, 2026 and March 31, 2025 was $3 thousand and $2 thousand, respectively.

In August 2020, we entered into the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we are able to sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of our common stock. On June 28, 2022, we entered into an Amended and Restated Capital on Demand™ Sales Agreement, or the A&R Sales Agreement, with JonesTrading and B. Riley Securities, Inc. (“B. Riley”). The A&R Sales Agreement modifies the original Capital on Demand™ Sales Agreement to include B. Riley as an additional sales agent thereunder. Shares of common stock were offered pursuant to a shelf registration statement on Form S-3 (File No. 333-242322) filed with the SEC on August 7, 2020 (the “Prior Shelf Registration Statement”). On August 11, 2023, we filed a registration statement on Form S-3 (File No. 333-273911), which was amended on February 2, 2024, and declared effective on February 5, 2024, to replace the Prior Shelf Registration Statement, including a base prospectus which covers the offering, issuance and sale of up to $500 million of common stock, preferred stock, warrants, units and/or subscription rights; and a sales agreement prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of $200 million of common stock that may be issued and sold under the A&R Sales Agreement. There was no sale of shares of common stock during the three months ended March 31, 2026 and 2025, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of March 31, 2026, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our principal executive officer and principal financial and accounting officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On March 27, 2025, a putative class action complaint (the “Securities Complaint”) was filed by alleged stockholder Nitin Kohil against the Company and executives Sandesh Seth, Avinash Desai, Madhuri Vusirikala, and Sergio Giralt (the “Defendants”), styled Kohil v. Actinium Pharmaceuticals, Inc., et al., Case No. 1:25-cv-02553 in the United States District Court for the Southern District of New York, (the “Court”). The Securities Complaint alleges that the Defendants made material misrepresentations and omissions concerning the Iomab-B Phase 3 SIERRA Trial during a proposed class period of October 31, 2022 to August 2, 2024 and asserts claims under Sections 10(b) and 20(a) of the Exchange Act. Plaintiff sought unspecified damages. On June 24, 2025, the court in the securities action appointed lead plaintiffs (the “Lead Plaintiffs”) pursuant to the Private Securities Litigation Reform Act of 1995 and re-captioned the case as In re Actinium Pharmaceuticals, Inc. Securities Litigation. Lead Plaintiffs filed an amended complaint on August 25, 2025. On October 27, 2025, Defendants moved to dismiss the amended complaint; on December 19, 2025, Lead Plaintiffs filed their opposition; and on February 2, 2026, Defendants filed their reply in support. The parties are currently awaiting the Court’s decision on Defendants’ motion.

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

On June 17, 2025, a purported shareholder served Actinium with a demand for books and records pursuant to Section 220 of the Delaware General Corporation Law. In general, the demand seeks documents relating to the facts at issue in the above-described securities class action and derivative cases. The Company rejected the shareholder demand by letter dated July 8, 2025. The parties continue to discuss the demand. The shareholder has not followed up on his demand since October 2025.

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

Summary of Risk Factors

We are providing the following summary of the risk factors contained in this Quarterly Report on Form 10-Q to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Quarterly Report on Form 10-Q in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

●	We are a clinical-stage company and have generated no revenue from commercial sales to date;

●	We have incurred net losses every year since our inception and anticipate that we will continue to incur net losses in the future;

●	If we fail to obtain additional financing, we will be unable to continue or complete our product development or product commercialization and you will likely lose your entire investment;

●	We are highly dependent on the clinical, regulatory and commercial success of ATNM-400, Actimab-A, Iomab-ACT, and other pipeline candidates which we may never achieve;

●	We are highly dependent on our key personnel, and the demand for talent in the biotechnology industry is highly competitive; if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement or execute our business strategy;

●	We continuously evaluate our business strategy and may modify our strategy as necessary to respond to developments in our business and other factors, and any such modification such as a divestiture, spin-off, spin-out, merger or acquisition, if not successful, could have a material adverse effect on our business, financial condition, and results of operations;

●	We may expand our business through the acquisition of rights to new product candidates that could disrupt our business, harm our financial condition and may also dilute current stockholders’ ownership interests in our company;

●	Our business could be adversely affected by the effects of future health epidemics;

●	Our business is subject to cybersecurity risk;

●	We have not demonstrated that any of our products are safe or effective for any indication and will continue to expend substantial time and resources on clinical development before any of our current or future product candidates will be eligible for FDA approval, if ever;

●	Our clinical trials may fail to demonstrate adequately the efficacy and safety of our product candidates, which would prevent or delay regulatory approval and commercialization;

●	Preliminary, Interim, and “top-line” data from our clinical trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data;

●	Healthcare legislative reform measures intended to increase pressure to reduce prices of pharmaceutical products paid for by Medicare or, otherwise, affect the regulation of the U.S. healthcare system could have a material adverse effect on our business, future revenue, if any, and results of operations;

●	Changes in the healthcare industry and in healthcare spending could adversely affect our grant-funded clinical programs, business, financial condition and results of operations;

●	We may rely on third parties to conduct certain aspects of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates;

●	We currently depend on single third-party manufacturers to produce our preclinical and clinical trial drug supplies. Any disruption in the operations of our current third-party manufacturers, or other third-party manufacturers we may engage in the future, could adversely affect our business and results of operations;

●	Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences;

●	Disruptions at the FDA and other government agencies caused by leadership changes, changes to regulatory approach, layoffs, funding shortages or global health concerns could negatively impact our business;

●	Our ability to advance clinical development of trials under our CRADA, obtain regulatory interactions/approvals, or secure government-funded grants may be delayed or disrupted by federal government shutdowns such as the shutdown that began October 1, 2025 and ended on November 12, 2025, as it curtailed operations of key agencies such as the FDA and the National Institutes of Health (“NIH”);

●	Our patent position is highly uncertain and involves complex legal and factual questions;

●	The use of hazardous materials, including radioactive and biological materials, in our research and development efforts imposes certain compliance costs on us and may subject us to liability for claims arising from the use or misuse of these materials;

●	Certain provisions of our Certificate of Incorporation and Bylaws and Delaware law make it more difficult for a third party to acquire us and make a takeover more difficult to complete, even if such a transaction were in our stockholders’ interest; and

●	Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

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

We are not profitable and have incurred losses in each period since our inception. As of March 31, 2026 and December 31, 2025, we had an accumulated deficit of $415.2 million and $409.7 million, respectively. We reported a net loss of $5.5 million and $15.9 million for the three months ended March 31, 2026 and 2025, respectively. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, which would have an adverse effect on our business prospects, financial condition and results of operation.

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

We are highly dependent on the clinical, regulatory and commercial success of ATNM-400, Actimab-A, Iomab-ACT, and other pipeline candidates which we may never achieve.

None of the drug candidates we are developing, or have developed, have received regulatory approval. Based on the current status of our pipeline candidates, it will likely take several years and additional clinical studies before we can seek approval for any drug candidate.

ATNM-400 is currently being studied preclinically and has not yet been studied in human subjects. There can be no assurances that we will advance ATNM-400 into clinical trials and even if we are successful in doing so, our preclinical results to date may not translate with human subjects. Our Actimab-A drug candidate was studied in a Phase 2 clinical trial as a monotherapy, and we are now studying it in combination with other therapies. We believe we have aligned with the FDA on a Phase 2/3 trial that is intended to support a BLA filing. There can be no assurance that the Phase 2 portion of the trial will be successful and support advancing to the Phase 3 portion of the trial. In addition, our Iomab-ACT drug candidate has only been studied in a limited number of human subjects in a Phase 1 trial with a novel CAR-T therapy. While we believe the initial results from this trial were encouraging, there can be no assurance that future results with Iomab-ACT from the commercial CAR-T trial at UTSW or sickle cell conditioning trial at Columbia will be positive.

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

A future pandemic could adversely affect our clinical trial operations, including our ability to conduct the trials on the expected timelines and recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to a future pandemic if their geography is impacted by the pandemic. Further, future pandemics could result in delays in our clinical trials due to prioritization of hospital resources toward the pandemic, restrictions on travel, potential unwillingness of patients to enroll in trials, or the inability of patients to comply with clinical trial protocols if quarantines or travel restrictions are implemented that impede patient movement or interrupt healthcare services. In addition, we rely on independent clinical investigators, contract research organizations and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, and a future pandemic may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us, which may result in delays or hinder our ability to collect data from our clinical trials.

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

Although we utilize various procedures and controls to mitigate our exposure to such risk, cybersecurity attacks and other cyber events are evolving and unpredictable. Moreover, we have no control over the information technology systems of third parties conducting our clinical trials, our suppliers, and others with which our systems may connect and communicate. As a result, the occurrence of a cyber incident could go unnoticed for a period of time.

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

As previously disclosed and noted above, Actinium has licensed to Immedica the exclusive product rights for commercialization of Iomab-B in the Europe, Middle East, and North Africa (EUMENA) region. We are evaluating the impact of the FDA’s 2024 determination of the SIERRA trial results referred to above in the context of global regulatory submission for Iomab-B. At this time, filings for regulatory approval, obtaining regulatory approvals, and successful commercialization of Iomab-B in the EUMENA region and on a global basis are highly uncertain and may never be realized.

We are also evaluating Iomab-ACT, which uses a lower dose I-131 for conditioning prior to cellular therapies such as CAR-T and gene therapies. We are currently studying Iomab-ACT in three clinical trials including two investigator sponsored studies.

Our Actimab-A (lintuzumab-Ac-225) product candidate has also been studied in several Phase 1 and 2 trials under our sponsorship and investigator-initiated trials in patients with r/r AML and we plan to continue to study Actimab-A in clinical trials. Actimab-A is also being developed under a cooperative research and development agreement (CRADA) with the National Cancer Institute (NCI) and we expect clinical trials to be initiated that will study Actimab-A as a single agent or in combination with other therapies. Product candidates utilizing the lintuzumab antibody would require BLA approval before they can be marketed in the United States. We are in the early stages of evaluating other product candidates consisting of conjugates of Ac-225 with human or humanized antibodies for preclinical and clinical development in other types of cancer such as ATNM-400. The FDA may not approve these products for the indications that are necessary or desirable for successful commercialization. The FDA may fail to approve any IND, BLA or NDA we submit for new product candidates or for new intended uses or indications for approved products or future product candidates. Failure to obtain FDA approval for our products in the proposed indications would have a material adverse effect on our business prospects, financial condition and results of operations.

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

Disruptions at the FDA and other agencies may slow the time necessary for new product candidates to be reviewed and/or approved, which would adversely affect our business and may cause us to amend our business strategy. From October 1, 2025 until November 12, 2025, the U.S federal government was shut down, which curtailed operations of key agencies such as the FDA and the NIH. Our ability to advance clinical development, obtain regulatory interactions/approvals, or secure government-funded grants may be delayed or disrupted by the aforementioned federal government shutdown. For example, the NCI with whom we have a CRADA for the development of Actimab-A was not operating during the shutdown. As a result, trials active and planned under our CRADA are expected to be delayed. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current administration has enacted and continues to propose substantial reductions in force at various government agencies including the FDA, which could significantly reduce the FDA’s capacity to perform its functions in a manner consistent with its past practices and could delay reviews and negatively impact our business. There has been significant turnover and changes in senior leadership at the FDA and other government agencies including the Center for Biologics Evaluation and Research (“CBER”), which is the division of the FDA that would oversee and review biologics based targeted radiotherapies like those we currently develop and plan to continue to develop. We believe these changes could result in changes in the FDA’s perception of the approvability of therapies, the perceived value of certain therapies or therapeutic modalities, which could create material challenges for our development efforts. At this time, there is significant uncertainty and risks associated with future FDA regulatory policies and actions that could have a material negative impact on our business. Any or all of these factors could cause us to amend, suspend or terminate the development of certain of our preclinical or clinical programs, which could have material adverse impacts on our business, our product candidates or our ability to continue operations.

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

We expect that the clinical trials we need to conduct to be in a position to submit BLAs for our product candidates currently in-development will take at least several years to complete. Moreover, failure can occur at any stage of the trials, and we could encounter problems that cause us to abandon or repeat clinical trials. Also, the results of early preclinical and clinical testing may not be predictive of the results of subsequent clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies, and preclinical and clinical data are often susceptible to multiple interpretations and analyses. Many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have, nonetheless, failed to obtain marketing approval of their products. Success in preclinical testing and early clinical trials does not ensure that later clinical trials, which involve many more subjects, and the results of later clinical trials may not replicate the results of prior clinical trials and preclinical testing. Any failure or substantial delay in our product development plans may have a material adverse effect on our business.

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

We cannot predict whether we will encounter problems with any of our ongoing or planned clinical trials that will cause us or regulatory authorities to delay, suspend, or discontinue clinical trials or to delay the analysis of data from ongoing clinical trials. Any of the following could delay or disrupt the clinical development of our product candidates and potentially cause our product candidates to fail to receive regulatory approval:

●	conditions imposed on us by the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

●	delays in receiving, or the inability to obtain, required approvals from IRBs or other reviewing entities at clinical sites selected for participation in our clinical trials;

●	delays in enrolling patients into clinical trials;

●	a lower than anticipated retention rate of patients in clinical trials;

●	the need to repeat or discontinue clinical trials as a result of inconclusive or negative results or unforeseen complications in testing or because the results of later trials may not confirm positive results from earlier preclinical studies or clinical trials;

●	inadequate supply, delays in distribution, deficient quality of, or inability to purchase or manufacture drug product, comparator drugs or other materials necessary to conduct our clinical trials;

●	unfavorable FDA or other foreign regulatory inspection and review of a clinical trial site or records of any clinical or preclinical investigation;

●	serious and unexpected drug-related side effects experienced by participants in our clinical trials, which may occur even if they were not observed in earlier trials or only observed in a limited number of participants;

●	a finding that the trial participants are being exposed to unacceptable health risks;

●	Funding cuts to the NCI, which could delay and/or pause or cause the termination of our ongoing and planned clinical trials under our CRADA;

●	the placement by the FDA or a foreign regulatory authority of a clinical hold on a trial; or

●	delays in obtaining regulatory agency authorization for the conduct of our clinical trials.

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

Even if our preclinical studies are favorable and our clinical trials are completed as planned, we cannot be certain that their results will support our product candidate claims or that the FDA or foreign authorities will agree with our conclusions regarding them. Success in preclinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the later trials will replicate the results of prior trials and preclinical studies. The clinical trial process may fail to demonstrate that our product candidates are safe and effective for the proposed indicated uses. If the FDA concludes that any current or future clinical trials for ATNM-400, Actimab-A, Iomab-ACT, Iomab-B or any other product candidate for which we might seek approval, have failed to demonstrate safety and effectiveness, we would not receive FDA approval to market that product candidate in the United States for the indications sought. In addition, such an outcome could cause us to abandon the product candidate and might delay the development of others. Any delay or termination of our clinical trials will delay or preclude the filing of any submissions with the FDA and, ultimately, our ability to commercialize our product candidates and generate revenues. It is also possible that patients enrolled in clinical trials will experience adverse side effects that are not currently part of a product candidate’s profile.

The intellectual property related to certain antibodies we have licensed has expired or likely expired.

The key patents related to the humanized antibody lintuzumab, which we use in our Actimab-A product candidate, have expired. It is generally possible that others may be eventually able to use an antibody with the same sequence, and we will then need to rely on additional patent protection covering alpha particle drug products comprising Ac-225. Our final drug construct, Actimab-A, consists of the lintuzumab antibody labeled with the isotope Ac-225. We currently own issued and pending patents relating to methods of manufacturing Actimab-A, methods of treatment using Actimab-A and production of the Ac-225 isotope. In addition, we possess trade secrets and know how related to the manufacturing and use of isotopes. Any competing product based on the lintuzumab antibody is likely to require several years of development before achieving our product candidate’s current status and may be subject to significant regulatory hurdles, but such development by others is nevertheless a possibility that could negatively impact our business in the future. We own 4 issued U.S. patents, 2 issued Canadian patents, 2 issued European patents (each validated as a national patent in several countries) and 1 issued Japanese patent that relate to the composition of our Iomab-B product candidate. Patent applications relating to Iomab-B are also pending in the U.S. and internationally. We have and may continue to file patents related to Iomab-B that can provide barriers to entry but there is no certainty that these patents will be granted or such granting thereof will adequately prevent others from seeking to replicate and use the apamistamab antibody or the construct. Our patent portfolio includes pending applications related to radioimmunoconjugate composition, formulation administration, and methods of use in treating solid or liquid cancers. This subject matter includes composition, administration, and methods of treatment for our product candidates Actimab-A and Iomab-B. Any competing product based on the antibody used in Iomab-B is likely to require several years of development before achieving our product candidate’s current status and may be subject to significant regulatory hurdles. Further, if approved, Iomab-B would be entitled to 12 years of market exclusivity in the U.S. and 10 years in Europe, during which time no generic biologic or biosimilar product referencing Iomab-B can be granted marketing approval.

Our Actimab-A program clinical trials are testing the same drug construct.

Our Actimab-A program is comprised of several clinical trials conducted under the CRADA with NCI, Actinium sponsored trials, investigator-initiated trials in AML and other myeloid indications and solid tumors that will study the same drug construct consisting of lintuzumab-Ac-225. Negative results from any of these trials could adversely impact our ability to enroll or complete our other trials studying lintuzumab-Ac-225, including future studies conducted under our CRADA with the NCI. Additionally, negative outcomes including safety concerns, may result in the FDA requiring amendment to certain clinical trials, placing a clinical hold on certain or all clinical trials or discontinuing other trials utilizing lintuzumab-Ac-225.

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

We may be unable to obtain a sufficient supply of isotopes to support clinical development or commercial scale.

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

Our contract for supply of this isotope from the DOE must be renewed yearly, and we renewed our contract to extend through the end of 2026.  While we expect this contract will continue to be renewed at the end of its term as it has since 2009,  there can be no assurance that the DOE will renew the contract or change its policies that allow for the sale of isotope to us. There can be no assurance that the DOE or our other suppliers will be able to supply all of the quantities of Ac-225 we request in the future. Failure to acquire sufficient quantities of medical grade Ac-225 would make it impossible to effectively complete clinical trials and to commercialize any Ac-225 based drug candidates that we may develop and would materially harm our business.

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

There can be no assurance that the data generated in our clinical trials will be acceptable to the FDA, or that if future modifications during the trial are necessary, that any such modifications will be acceptable to the FDA. Certain modifications to a clinical trial protocol made during the course of the clinical trial have to be submitted to the FDA. This could result in the delay or halt of a clinical trial while the modification is evaluated. In addition, depending on the quantity and nature of the changes made, the FDA could take the position that some or all of the data generated by the clinical trial is not usable because the same protocol was not used throughout the trial. This might require the enrollment of additional subjects, which could result in the extension of the clinical trial and the FDA delaying approval of a product candidate. If the FDA believes that its prior approval is required for a particular modification, it can delay or halt a clinical trial while it evaluates additional information regarding the change.

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

Our business and research efforts rely, in part, on funding and support from U.S. government agencies such as the NIH, NCI and HHS. Government funding for these programs is subject to annual budgetary decisions, which can be unpredictable and influenced by shifting political and economic priorities. Reductions in government support for cancer research or other healthcare initiatives could limit grants, contracts, or other financial resources that we or our research collaborators depend on, potentially delaying our clinical programs and increasing our reliance on alternative funding sources. From October 1, 2025 until November 12, 2025, the U.S. federal government was shutdown, which curtailed operations of key agencies such as the FDA and the NIH. The NCI, with whom we have a CRADA for the development of Actimab-A, was not operating during the shutdown. As a result, our ability to advance clinical development, obtain regulatory interactions/approvals, or secure government-funded grants may be delayed or disrupted by the federal government shutdown. For example, active and planned trials under our CRADA are expected to be delayed.

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

Moreover, with the change in presidential administration that recently occurred in the United States, government spending programs have become even more difficult to predict and may be subject to greater risk. Considerable uncertainty exists regarding how future budget and program decisions will unfold, including the spending priorities of the new U.S. presidential administration and Congress and what challenges budget reductions may present for our industry generally or for our company. For example, President Trump recently attempted to place a widespread freeze on most federal grants and loans. Any freeze, reduction, rescission, change in eligibility or compliance requirements, or other actions affecting government support for our products, programs, or studies could significantly impair our research and development activities, business, and operations.

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

Our relationships with customers, health-care professionals and third-party payors may be subject to applicable healthcare laws, which could expose us to penalties, including administrative, civil or criminal penalties, damages, fines, imprisonment, exclusion from participation in federal healthcare programs such as Medicare and Medicaid, reputational harm, the curtailment or restructuring of our operations and diminished future profits and earnings.

Healthcare professionals and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our current and future arrangements with customers, healthcare professionals and third-party payors may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we conduct research, market, sell and distribute any products for which we obtain marketing approval. Federal and state healthcare laws and regulations that may affect our operations, directly or indirectly, include the following, among others:

●	the federal Anti-Kickback Statute, which prohibits persons and entities from, among other things, knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;

●	the federal false claims laws, including civil whistleblower or qui tam actions under the FCA, which impose criminal and civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●	HIPAA, as amended by HITECH, which imposes criminal and civil liability for, among other things, executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and also imposes obligations, including mandatory contractual terms, on covered entities, including certain healthcare providers, health plans, and healthcare clearinghouses, and their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of the covered entity as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	the federal Civil Monetary Penalties Law, which prohibits, among other things, the offering or transfer of remuneration to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program, unless an exception applies;

●	the federal Physician Payments Sunshine Act, created under the Affordable Care Act, and its implementing regulations, which requires certain manufacturers of drugs, devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually information related to certain payments or other transfers of value provided to physicians and any ownership and investment interests held by physicians or their immediate family members. Beginning in 2022, applicable manufacturers became required to report such information regarding payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year; and

●	analogous state laws and regulations, including (among others) state anti-kickback and false claims laws, which may apply to our business practices, including, but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the United States federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information and that require tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; state and local laws that require the registration of pharmaceutical sales representatives; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by federal law, thus complicating compliance efforts.

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

Our ability to commercialize any product candidates successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health programs, private health insurers, integrated delivery networks and other third-party payors. Third-party payors decide which medications they will pay for and establish reimbursement levels. A significant trend in the United States healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of payment for particular medications. Increasingly, third-party payors are requiring that drug companies provide predetermined discounts from list prices and are challenging the prices charged for medical products. Coverage and reimbursement may not be available for any product that we commercialize and, if reimbursement is available, the level of reimbursement may not be sufficient for commercial success. Coverage and reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If coverage and reimbursement are not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

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

In addition, our third-party contractors are not our employees, and except for remedies available to us under our agreements with such third-party contractors, we cannot control whether or not they devote sufficient time and resources to our programs. If these third parties do not successfully carry out their contractual duties or regulatory obligations or meet expected deadlines, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our preclinical development activities or clinical trials may be extended, delayed, suspended or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize, our product candidates on a timely basis, if at all, and our business, operating results and prospects would be adversely affected.

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

We currently depend on single third-party manufacturers to produce our preclinical and clinical trial drug supplies. Any disruption in the operations of our current third-party manufacturers, or other third-party manufacturers we may engage in the future, could adversely affect our business and results of operations.

We do not currently operate manufacturing facilities for preclinical or clinical production of any of our product candidates. We rely on third-party manufacturers to supply, store, and distribute preclinical and clinical supply of the components of our drug product candidates including monoclonal antibodies, linkers and radioisotopes, as well as the final construct which comprises our drug product candidates. We expect to continue to depend on third-party manufacturers for the foreseeable future. Any performance failure on the part of our existing or future manufacturers could delay clinical development, cause us to suspend or terminate development or delay or prohibit regulatory approval of our product candidates or commercialization of any approved products. Further avenues of disruption to our clinical or eventual commercial supply may also occur due to the sale, acquisition, business reprioritization, bankruptcy or other unforeseen circumstances that might occur at any of our suppliers or contract manufacturing partners including an inability to come to terms on renewal of existing contracts or new contracts.

We currently rely on single manufacturers to manufacture our preclinical and clinical trial drug supplies. With a view to maintaining business continuity we are evaluating alternatives and second and even third sources of supply or manufacturing for our core suppliers and manufacturing partners, however there can be no assurances that we will be able to identify such suppliers or partners and assuming we did, that we would be able to enter into contracts that are on favorable terms or on terms that will enable sufficient supply to ensure business continuity and support our growth plans.

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

We depend on vendors with specialized operations, equipment and know-how to manufacture the respective components of our drug candidates. We have entered into manufacturing and supply agreements with these third-parties, and in some instances, we have agreed that such vendor be the exclusive manufacturer and supplier. If any of the third-parties we depend on encounter difficulties in their operations, fail to comply with required regulations or breach their contractual obligations it may be difficult, or we may be unable to identify suitable alternative third-party manufacturers. While we identify and evaluate third-party manufacturers from time to time, even if we do identify suitable alternative third-parties, we may fail to reach agreement on contractual terms, it may be prohibitively expensive and there can be no assurance that we can successfully complete technology transfer and development work necessary, or complete the necessary work in a timely manner. Any of which could prevent us from commencing manufacturing with third-parties which could cause delays or suspension of our clinical trials and preclinical work that may have a negative impact on our business.

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

In addition to infringement or other intellectual property claims against us, we may become a party to other patent litigation or proceedings before regulatory agencies, including post-grant review, inter partes review, interference or re-examination proceedings filed with the U.S. Patent and Trademark Office (or similar proceedings before corresponding tribunals in other jurisdictions) that challenge our patent rights or the patent rights of our licensors. The costs and efforts of defending our patents or enforcing our proprietary rights in post-issuance administrative proceedings can be substantial and the outcome can be uncertain. An adverse determination in these proceedings could weaken or invalidate the patent claims that cover our technology, which adverse determination could harm our business significantly and dissuade companies from collaborating with us or permit third parties to directly compete with the same technology.

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

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to the relevant patent agencies in several stages over the lifetime of the patents and/or applications. The relevant patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent application process. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which the failure to comply with the relevant requirements can result in the abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, our competitors might be able to use our technologies and know-how which could have a material adverse effect on our business, prospects, financial condition and results of operation.

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

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against such a company. Litigation initiated against us, such as the matters further described under “Legal Proceedings,” whether or not successful, could result in substantial costs and diversion of our management’s attention and our resources, which could harm our business and financial condition.

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

Our ability to utilize our federal net operating loss and tax credit carryforwards may be limited under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”). The limitations apply if we experience an “ownership change”, generally defined as a greater than 50 percentage point change in the ownership of our equity by certain stockholders over a rolling three-year period. Similar provisions of state tax law may also apply. We have not assessed whether such an ownership change has previously occurred. If we have experienced an ownership change at any time since our formation, we may already be subject to limitations on our ability to utilize our existing net operating losses and other tax attributes to offset taxable income. In addition, future changes in our stock ownership, which may be outside of our control, may trigger an ownership change and, consequently, the limitations under Sections 382 and 383 of the Code. As a result, if or when we earn net taxable income, our ability to use our pre-change net operating loss carryforwards and other tax attributes to offset such taxable income may be subject to limitations, which could adversely affect our future cash flows.

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

ACTINIUM PHARMACEUTICALS, INC.

Date: May 8, 2026	By:	/s/ Sandesh Seth
Sandesh Seth
Chairman and Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer, Principal Financial Officer)