Form 10-Q
period 2026-06-30
Actinium Pharmaceuticals, Inc.
filed 2026-08-07
CIK 1388320

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of August 6, 2026: 31,441,436

Actinium Pharmaceuticals, Inc.

Table of Contents

i

PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

The accompanying condensed consolidated financial statements have been prepared by Actinium Pharmaceuticals, Inc., or the Company, and are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position at June 30, 2026 and December 31, 2025, and the results of operations and cash flows for the three months and six months ended June 30, 2026 and 2025, respectively, have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s audited financial statements for the year ended December 31, 2025 in the Company’s Annual Report on Form 10-K. The results of operations for the three months and six months ended June 30, 2026 are not necessarily indicative of the operating results for the full year.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$36,473	$47,998
Prepaid expenses and other current assets	1,267	1,383
Total Current Assets	37,740	49,381

Property and equipment, net of accumulated depreciation of $846 and $1,064	700	295
Restricted cash – long-term	339	335
Operating leases right-of-use assets, net	1,373	1,754
Finance leases right-of-use assets, net	5	10
Total Assets	$40,157	$51,775

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable and accrued expenses	$8,514	$7,247
Operating leases current liability	741	711
Finance leases current liability	5	11
Total Current Liabilities	9,260	7,969

Long-term license revenue deferred	-	35,000
Long-term operating lease obligations	595	972
Total Liabilities	9,855	43,941

Commitments and contingencies

Stockholders’ Equity:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 31,441,436 and 31,195,891 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	31	31
Additional paid-in capital	417,665	417,536
Accumulated other comprehensive loss	(60)	(20)
Accumulated deficit	(387,334)	(409,713)
Total Stockholders’ Equity	30,302	7,834

Total Liabilities and Stockholders’ Equity	$40,157	$51,775

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Revenue	$-	$-	$-	$-
Other revenue	35,000	-	35,000	-
Total revenue	35,000	-	35,000	-

Operating expenses:
Research and development, net of reimbursements	5,377	4,879	9,578	12,579
General and administrative	2,058	2,624	3,760	11,562
Total operating expenses	7,435	7,503	13,338	24,141

Income/(Loss) from operations	27,565	(7,503)	21,662	(24,141)

Other income:
Interest income - net	336	625	717	1,325
Total other income	336	625	717	1,325

Income/(loss) before income taxes	27,901	(6,878)	22,379	(22,816)
Income tax expense	-	-	-	-
Net income/(loss)	$27,901	$(6,878)	$22,379	$(22,816)

Net income/(loss) per common share – basic	$0.89	$(0.22)	$0.71	$(0.73)
Weighted average common shares outstanding – basic	31,399,086	31,195,891	31,318,830	31,195,891

Net income/(loss) per common share – fully diluted	$0.89	$(0.22)	$0.71	$(0.73)
Weighted average common shares outstanding – fully diluted	31,406,740	31,195,891	31,322,144	31,195,891

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.
Consolidated Statements of Comprehensive Income/(Loss)

(amounts in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net Income/(Loss)	$27,901	$(6,878)	$22,379	$(22,816)
Other comprehensive loss:
Foreign currency translation adjustment	(21)	-	(40)	-
Comprehensive Income/(Loss)	$27,880	$(6,878)	$22,339	$(22,816)

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Period from January 1, 2026 to June 30, 2026

(Unaudited)

(amounts in thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2026	31,195,891	$31	$417,536	$(20)	$(409,713)	$7,834
Stock-based compensation	179,100	-	11	-	-	11
Net loss	-	-	-	-	(5,522)	(5,522)
Unrealized loss on foreign currency translation	-	-	-	(19)	-	(19)
Balance, March 31, 2026	31,374,991	$31	$417,547	$(39)	$(415,235)	$2,304
Stock-based compensation	66,445	-	118	-	-	118
Net income	-	-	-	-	27,901	27,901
Unrealized loss on foreign currency translation	-	-	-	(21)	-	(21)
Balance, June 30, 2026	31,441,436	$31	$417,665	$(60)	$(387,334)	$30,302

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statement of Changes in Stockholders’ Equity

For the Period from January 1, 2025 to June 30, 2025

(Unaudited)

(amounts in thousands, except share amounts)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance, January 1, 2025	31,195,891	$31	$408,553	$-	$(375,826)	$32,758
Stock-based compensation	-	-	8,874	-	-	8,874
Net loss	-	-	-	-	(15,938)	(15,938)
Balance, March 31, 2025	31,195,891	$31	417,427	-	(391,764)	25,694
Stock-based compensation	-	-	197	-	-	197
Net loss	-	-	-	-	(6,878)	(6,878)
Balance, June 30, 2025	31,195,891	$31	$417,624	$-	$(398,642)	$19,013

See accompanying notes to the condensed consolidated financial statements.

Actinium Pharmaceuticals, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Six Months Ended June 30,
	2026	2025
Cash Flows Used in Operating Activities:
Net income/(loss)	$22,379	$(22,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	129	9,071
Depreciation and amortization expenses	461	409
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	116	501
Accounts payable and accrued expenses	1,214	147
Operating lease liabilities	(348)	(278)
Long-term license revenue deferred	(35,000)	-
Net Cash Used in Operating Activities	(11,049)	(12,966)

Cash Flows Used in Investing Activities:
Purchase of property and equipment	(480)	-
Net Cash Used in Investing Activities	(480)	-

Cash Flows Used in Financing Activities:
Payments on finance leases	(5)	(5)
Net Cash Used in Financing Activities	(5)	(5)
Effect of foreign currency rates on cash	13	-
Net Change in Cash, Cash Equivalents and Restricted Cash	(11,521)	(12,971)
Cash, cash equivalents and restricted cash at beginning of year	48,333	73,228
Cash, Cash Equivalents and Restricted Cash at End of Period	$36,812	$60,257

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

Segment Information - The Company operates as a single operating and reportable segment for the purposes of assessing performance and allocating resources. The Company’s chief operating decision maker is its Chief Executive Officer, who reviews total assets in the consolidated balance sheets and net income/(loss) and its components in the consolidated statements of operations; research and development expenses, general and administrative expenses, and interest income, for the purposes of making operating decisions, assessing financial performance, and allocating resources. Virtually all of the Company’s assets are located in the United States, with an immaterial amount held by its wholly owned Australian subsidiary, Actinium Pharmaceuticals Australia Pty Ltd, which supports certain international clinical development activities.’

Cash, Cash Equivalents and Restricted Cash - The Company considers all highly liquid accounts with original maturities of three months or less to be cash equivalents. The Company holds most of its cash equivalents in a money market account comprised of US Treasury notes. Balances held by the Company are typically in excess of Federal Deposit Insurance Corporation insured limits.

The following is a summary of cash, cash equivalents and restricted cash at June 30, 2026 and December 31, 2025:

(in thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$36,473	$47,998
Restricted cash – long-term	339	335
Cash, cash equivalents and restricted cash	$36,812	$48,333

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

Collaborative Arrangements - The Company follows the accounting guidance for collaboration agreements with third parties, which requires that certain transactions between the Company and collaborators be recorded in its consolidated statements of operations on either a gross basis or net basis, depending on the characteristics of the collaborative relationship, and requires enhanced disclosure of collaborative relationships. The Company evaluates its collaboration agreements for proper classification in its consolidated statements of operations based on the nature of the underlying activity. When the Company has concluded that it has a customer relationship with one of its collaborators, the Company follows the guidance of ASC 606. There was no revenue from collaborative arrangements for the three months and six months ended June 30, 2026 and June 30, 2025, respectively.

Grant Revenue – The Company has a grant from a government-sponsored entity for research and development related activities that provides for payments for reimbursed costs, which included overhead and general and administrative costs as well as an administrative fee. The Company recognizes revenue from grants as it performed services under this arrangement. Associated expenses are recognized when incurred as research and development expense. Revenue and related expenses are presented gross in the consolidated statements of operations. There was no grant revenue for the three months and six months ended June 30, 2026 and June 30, 2025, respectively.

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

Upfront payments and fees may require deferral of revenue recognition to a future period until the Company performs its obligations under these arrangements or when it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur or when the uncertainty associated with any variable consideration is subsequently resolved. Amounts payable to the Company are recorded as accounts receivable when the Company’s right to consideration is unconditional. License revenue for the three months and six months ended June 30, 2026 was $35.0 million, see Note 4. There was no license revenue for the six months ended June 30, 2025.

Research and Development Costs - Research and development costs are expensed as incurred. Research and development costs include clinical site operations, contract research organizations, manufacturing, isotope supply, investigational product logistics, regulatory support, pharmacovigilance and other development activities conducted in the United States and internationally. To the extent the Company becomes eligible for research and development tax incentives, including incentives available in Australia, such amounts will be recognized in accordance with applicable accounting guidance when realization is probable and the amount can be reasonably estimated.

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

Net Income/(Loss) Per Common Share - Basic net income and net loss per common share are computed by dividing the net income or net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the reporting period. For periods with net income, diluted net income per common share is computed using the treasury stock method for stock options and warrants that are dilutive (i.e., where the exercise price is below the average market price of the Company’s common stock for the period). For periods with net loss, diluted net loss per share is calculated similarly to basic loss per share because the impact of all potential dilutive common shares is anti-dilutive. For the three months and six months ended June 30, 2026, the Company included 284 thousand and 279 thousand stock options, respectively, in the computation of diluted net income per share using the treasury stock method. For the three months and six months ended June 30, 2025, all potentially dilutive shares, including outstanding common stock options, restricted stock units, and warrants, were excluded from the computation of diluted net loss per share as the result would have been anti-dilutive.

	Three months ended		Six months ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Stock Options included in calculation of Fully diluted net income per share	284	-	279	-

Securities excluded as anti-dilutive (exercise price exceeds average market price):

Stock Options	95	240	100	240
Restricted Stock Units	-	300	-	300
Warrants	7	7	7	7
Total	102	547	107	547

Recently Issued Accounting Pronouncements

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which excludes from derivative accounting non-exchange-traded contracts with underlying terms that are based on operations or activities specific to one of the parties to the contract. However, this scope exception does not apply to (1) variables based on a market rate, market price, or market index, (2) variables based on the price or performance of a financial asset or financial liability of one of the parties to the contract, (3) contracts (or features) involving the issuer’s own equity that are evaluated under the guidance in Subtopic 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and (4) call options and put options on debt instruments. The Company can apply the amendments in ASU 2025-07 either (1) prospectively to new contracts entered into on or after the date of adoption or (2) on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption for contracts existing as of the beginning of the annual reporting period of adoption. The amendments in ASU 2025-07 are effective January 1, 2027, for annual reporting periods, including interim periods within annual reporting periods. Early adoption is permitted. The Company is evaluating the impact of ASU 2025-07 on its financial statements.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update clarifies interim disclosure requirements and centralizes such requirements within Topic 270. Among other changes, ASU 2025-11 introduces a disclosure principle requiring entities to provide information about significant events or changes since the end of the last annual reporting period that have a material impact, clarifies when duplicative annual disclosures may be omitted from interim reports, and aligns interim reporting requirements with applicable SEC guidance for registrants. This guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in ASU 2025-11 should be applied prospectively. The Company is currently assessing the impact on its condensed consolidated financial statements and disclosures.

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

On June 25, 2024, the Company entered into an exclusive, worldwide license agreement with a third party for rights to develop and commercialize radiopharmaceutical products incorporating a licensed monoclonal antibody. Under the agreement, the Company made an upfront payment, which was recorded as research and development expense, and may be required to make future milestone and royalty payments upon the achievement of specified development, regulatory and commercial events and upon commercial sales.

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

As of June 30, 2026, the Company had contractual commitments of approximately $1.5 million related to the equipment purchase and construction of its newly leased manufacturing facility. Of this amount, approximately $0.6 million had been incurred through June 30, 2026, with the remaining $0.9 million anticipated to be incurred during the second half of 2026.

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

As of June 30, 2026, the Company has three leases which have been capitalized in accordance with ASC 842, one for corporate office space, one for manufacturing space and one for office equipment. The Company entered into a lease for corporate office space effective June 1, 2022. The lease has a term of five years and two months, with an expiration date of July 30, 2027 and current annual rent of $0.6 million. The Company is also responsible for certain other costs, such as insurance, utilities and maintenance. The Company entered into a lease for manufacturing space effective as of December 1, 2025. The lease has a term of five years and one month, with an expiration date of December 31, 2030 and current annual rent of $0.2 million. The Company is also responsible for certain other costs, such as insurance, utilities and maintenance.

The components of lease expense are as follows:

	Three months ended		Six months ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating lease expense	$218	$173	$437	$346

Finance lease cost
Amortization of right-to-use assets	$2	$2	$5	$5
Interest on lease liabilities	$-	$-	$1	$1
Total finance lease cost	$2	$2	$6	$6

Supplemental cash flow information related to leases are as follows:

Cash flow information:

	Six months ended
(in thousands)	June 30, 2026	June 30, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow use from operating leases	$404	$313
Operating cash flow use from finance leases	$5	$5
Financing cash flow use from finance leases	$5	$5

Non-cash activity:

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-
Finance Leases	$-	$-

Weighted average remaining lease terms are as follows at June 30, 2026:

Weighted average remaining lease term:
Operating leases	2.7 years
Finance Leases	0.5 year

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

Weighted average discount rates:
Operating leases	6.0%
Finance Leases	6.2%

Maturities of lease liabilities are as follows:

(in thousands) Year ending December 31,	Operating Leases	Finance Leases
2026 (excluding six months ended June 30, 2026)	410	5
2027	557	-
2028	182
2029	187
2030	193	-
Total lease payments	$1,529	$5
Less imputed interest	(193)	-
Present value of lease liabilities	$1,336	$5

Note 4 - Other revenue

The Company has a grant from a government-sponsored entity for research and development related activities that provides payments for reimbursed costs, which included overhead and general and administrative costs, as well as an administrative fee. The Company recognizes revenue from grants as it performs services under this arrangement. Associated expenses are recognized when incurred as research and development expense. There was no grant revenue recognized for the three months and six months ended June 30, 2026 and 2025, respectively.

On April 7, 2022, the Company entered into a license and supply agreement (the “License Agreement”) with Immedica Pharma AB (“Immedica”), pursuant to which Immedica licensed the exclusive product rights for commercialization of Iomab-B (I-131 apamistamab) in the European Economic Area, Middle East and North Africa (“EUMENA”), including Algeria, Andorra, Bahrain, Cyprus, Egypt, Iran, Iraq, Israel, Jordan, Kuwait, Lebanon, Libya, Monaco, Morocco, Oman, Palestine, Qatar, San Marino, Saudi Arabia, Switzerland, Syria, Tunisia, Turkey, the United Arab Emirates, the United Kingdom, the Vatican City and Yemen. Upon signing, the Company was entitled to an upfront, non-refundable payment of $35 million from Immedica, which was received in May 2022. Under the terms of the License Agreement, the Company was eligible to receive certain regulatory and commercial milestone payments and royalties on net sales of the product in the licensed territories. The Company continues to retain commercialization rights in the United States and the rest of the world. The $35 million upfront payment was initially recorded as Long-term license revenue - deferred due to uncertainty regarding Immedica’s ability to obtain regulatory approval of the product by the European Medicines Agency. Subsequently, Immedica notified the Company that it would not pursue regulatory approval of Iomab-B in the licensed territories. In the current period, based on the facts and circumstances, the Company concluded that Immedica’s right to asserting a claim related to the $35 million had expired. Accordingly, the condition previously constraining recognition of the $35 million upfront payment no longer existed and that the non-refundable payment was no longer subject to a significant reversal. Therefore, the Company recognized the previously deferred $35 million upfront payment as revenue in June 2026.

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

The Company did not sell any shares of common stock during the six months ended June 30, 2026 and 2025, respectively.

Stock Options

The following is a summary of stock option activity for the six months ended June 30, 2026:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2026	99	$5.89	7.66	$-
Granted	284	1.15
Exercised	-	-
Cancelled	(4)	43.05
Outstanding, June 30, 2026	379	1.99	9.25	-

Exercisable, June 30, 2026	50	6.57	5.95	-

During the six months ended June 30, 2026, the Company granted newly hired employees options to purchase 284 thousand shares of common stock with an exercise price ranging from $1.00 to $1.28 per share, a term of 10 years, and a vesting period of 4 years. The stock options had an aggregate fair value of $242 thousand that was calculated using the Black-Scholes option-pricing model. Variables used in the Black-Scholes option-pricing model include: (1) discount rate range from 3.7% to 4.2%, (2) expected life of 6 years, (3) expected volatility range from 85.8% to 87.3%, and (4) zero expected dividends. During the six months ended June 30, 2025, the Company granted options to purchase 26 thousand shares.

On March 31, 2025, the Board of Directors approved of the cancellation of stock options to purchase an aggregate of 4.9 million shares of common stock held by certain current employees and directors that were initially granted under the Amended and Restated 2013 Stock Plan and the 2019 Stock Plan. Such cancellations were subject to the consent of the applicable holders of the stock options, which the Company received. The cancellation of these stock options resulted in the recording of $8.7 million in stock compensation expense for the six months ended June 30, 2025.

The fair values of all options issued and outstanding are being amortized over their respective vesting periods. The unrecognized compensation expense at June 30, 2026 was $0.3 million related to unvested stock options, which is expected to be expensed over a weighted average of 3.6 years.

Warrants

Following is a summary of warrant activity for the six months ended June 30, 2026:

(in thousands, except for per-share amounts)	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding, January 1, 2026	7	$17.33	3.45	$-
Granted	-	-
Expired	-	-
Outstanding, June 30, 2026	7	$17.33	3.00	$-

Exercisable, June 30, 2026	7	$17.33	3.00	$-

Note 6 – Income Taxes

The Company accounts for income taxes under ASC 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when it is more likely than not that all or a portion of a deferred tax asset will not be realized.

For interim periods, the Company estimates its annual effective income tax rate and applies that rate to year-to-date ordinary income or loss in determining the income tax provision or benefit for the period.

The Company’s estimated annual effective income tax rate for the year ending December 31, 2026 is 0%. Although the Company recorded income before income taxes of $27.9 million and $22.4 million for the three and six months ended June 30, 2026, respectively, driven by the recognition of $35.0 million of revenue previously deferred in connection with the commercialization agreement with Immedica, no income tax expense was recorded as the Company has sufficient net operating losses that are available to offset net taxable income. The effective tax rate differs from the U.S. federal statutory rate of 21% primarily because the Company maintains a full valuation allowance against its net deferred tax assets. As a result, no income tax benefit or expense is recognized on pre-tax income or loss for financial reporting purposes.

Since its inception, the Company has generated net operating losses in substantially all periods and has accumulated significant federal and state net operating loss carryforwards. Based on the weight of all available evidence, including the Company’s history of cumulative losses and the uncertainty of future taxable income sufficient to realize its deferred tax assets, management has determined that it is more likely than not that the net deferred tax assets will not be realized. Accordingly, a full valuation allowance has been maintained against all net deferred tax assets. The recognition of the $35.0 million of deferred revenue as income for the three months and six months ended June 30, 2026 does not, in isolation, constitute sufficient positive evidence to conclude that realization of the Company’s deferred tax assets is more likely than not, and therefore the full valuation allowance has been maintained as of June 30, 2026.

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

Description of Business

We are a clinical-stage biopharmaceutical company pioneering the development of targeted radiotherapies to address significant unmet medical needs in oncology. We are focused on employing a biology-driven approach to develop differentiated, first-in-class radiopharmaceutical therapeutics for patients with solid tumors and hematologic malignancies. Our mission is to transform cancer treatment by delivering innovative, high-value, radioconjugates that maximize therapeutic efficacy while minimizing toxicity to healthy tissue by combining our deep understanding of tumor biology and translational medicine with our expertise in radiochemistry.

Since our inception, we have focused on developing innovative and differentiated radiotherapies. Our pipeline of both early and later stage development programs is a testimony to our approach in three areas with: (1) two novel solid tumor product candidates, ATNM-400 and Actimab-A, with pan-tumor potential, (2) Actimab-A, which is also being developed as a therapeutic backbone for acute myeloid leukemia (AML) and myelodysplastic syndrome (MDS) in partnership with the National Cancer Institute (NCI), and (3) two targeted conditioning agents, Iomab-B for bone marrow transplant and Iomab-ACT for cell & gene therapies. Our solid tumor asset, ATNM-400, targets a novel antigen distinct from PSMA, with demonstrated preclinical activity across metastatic castration-resistant prostate cancer (mCRPC), non-small cell lung cancer (NSCLC), and breast cancer. Actimab-A targets myeloid derived suppressor cells (MDSCs) and is being studied in multiple solid tumors in combination with immune checkpoint inhibitors where MDSCs are known to act as an efficacy deterrent for these agents. Our hematology franchise includes: Actimab-A, a CD33-targeted therapy; as well as, Iomab-B and Iomab-ACT which are CD45-targeting conditioning agents. Both Actimab-A and Iomab-B are Phase 2/3 ready assets and are supported by extensive validation in over 15 clinical trials in which more than 500 patients were treated. We have several ongoing clinical studies across our pipeline. We expect to report data from ongoing company- and investigator-sponsored clinical studies for ATNM-400, Actimab-A for MDSC’s and Iomab-ACT in 4Q:2026 and over the course of 2027.

ATNM-400: First-in-Class Pan-Tumor Radiotherapy

ATNM-400 is our lead solid tumor program, representing a first-in-class Ac-225 antibody radioconjugate targeting a novel, undisclosed antigen with expression across multiple solid tumor types. The ATNM-400 target is implicated in disease biology during tumor progression and is also overexpressed when tumors become resistant to many approved therapies in multiple solid tumors. We are developing ATNM-400 as a potential pan-cancer, biology-driven therapy - alone or in combination with standard-of-care agents - for large, treatment resistant-solid tumor populations across prostate, NSCLC, breast cancer and potentially other sizable cancer indications.

Our translational data demonstrated that ATNM-400 is superior to the active ingredients in the many of the most commonly prescribed approved therapies in prostate cancer, NSCLC and breast cancer when tested in a wide variety of preclinical models:

●	Prostate Cancer: PSMA-targeted agents (177Lu-PSMA-617 (the active ingredient in Pluvicto®) and 225Ac-PSMA-617) and ARPIs (enzalutamide, apalutamide, darolutamide) in the mCRPC setting of prostate cancer;

●	NSCLC: EGFR inhibitors (osimertinib), osimertinib with chemotherapy, TROP-2 ADC (Dato-DXd), EGFR-cMET bispecific (amivantamab), HER3-EGFR bispecific antibody drug conjugate (ADC) (izalontamab brengitecan, in development) in EGFR-mutant NSCLC, and KRAS-G12C inhibitors (sotorasib and adagrasib) in KRAS-G12C mutant NSCLC; and

●	Breast Cancer: HER2 therapies (trastuzumab and T-DXd) in HER2 resistant breast cancer and endocrine therapy (tamoxifen) in tamoxifen-resistant breast cancer.

These preclinical translational data show that ATNM-400 works well as monotherapy but is even better in combination in resistant settings where the target is overexpressed as part of the resistance mechanism of several of the approved standard-of-care drugs. Evidence of ATNM-400 target expression has been observed ranging from 60%-80% of mCRPC, >90% of NSCLC, and 50-70% of breast cancer patient tumors, representing a significant addressable population of well over a hundred thousand patients in the United States based on existing datasets. We believe this number may expand as we continue our work to demonstrate the potential of ATNM-400 in various additional disease and treatment settings.

In addition, we have developed a theranostic strategy utilizing Zr-89 as a companion imaging agent to enable patient selection and tumor visualization. We believe this approach allows for non-invasive assessment of target expression and drug biodistribution prior to therapeutic administration, potentially enhancing the therapeutic index by selecting patients most likely to respond.

Market Opportunity

ATNM-400 Is Designed to Address Large, Treatment Resistant Patient Populations Across Prostate, Lung and Breast Cancer - Indications in Which Approved Targeted Therapies Generated More Than $30 Billion in Worldwide Sales in 2025

We are developing ATNM-400 as a mutation- and pathway-agnostic radiotherapeutic - as a monotherapy or in combination with standard of care - for large, treatment resistant solid tumor populations, with initial focus on prostate cancer, non-small cell lung cancer (NSCLC) and breast cancer. These diseases have been selected for initial clinical development driven by a common scientific and commercial rationale. Each disease represents a large, well-established market due to targeted agents and yet a major underserved opportunity once their resistance to these therapies develops. The antigen targeted by ATNM-400 is expressed in all these disease areas and its expression further increases in many cases as the existing therapies fail. Several of these therapies have blockbuster sales generated by treating a large number of patients. ATNM-400 target expression is reported in a majority of prostate cancer, NSCLC and breast cancer tumors based on immunohistochemistry datasets, which we estimate corresponds to an addressable population of well over 350,000 patients per year in the United States across these three indications and considerably more worldwide. We believe this addressable population may expand as we evaluate ATNM-400 in additional indications and treatment settings.

Prostate Cancer

Prostate cancer is the most frequently diagnosed cancer in men in the United States. According to the American Cancer Society, approximately 333,830 men in the United States were estimated to be diagnosed with prostate cancer in 2026, representing approximately 30% of all cancer diagnoses in men. While localized prostate cancer is frequently curable, metastatic disease is not: approximately 5% to 7% of patients present with metastatic disease at initial diagnosis, and approximately 20% to 30% of patients initially diagnosed with localized disease subsequently progress to metastatic disease, for which available therapies slow, but do not cure, disease progression.

Because prostate cancer cells rely on androgens for growth, most patients receive androgen receptor pathway inhibitor (ARPI) therapy, including enzalutamide (Xtandi®), apalutamide (Erleada®) and darolutamide (Nubeqa®), which generated more than $6.3 billion, $3.6 billion and $2.7 billion in worldwide sales, respectively, in 2025. We estimate that up to approximately 50,000 to 60,000 men in the United States progress following ARPI therapy each year. Collectively, ARPIs generated more than $12 billion in worldwide sales in 2025.

Since the March 2022 approval of the PSMA-directed radioligand therapy Pluvicto® (with active ingredient Lu177-PSMA-617), targeted radiotherapy has become a prominent component of the metastatic castration-resistant prostate cancer (mCRPC) treatment paradigm. Pluvicto®, marketed by Novartis, generated approximately $2.0 billion in worldwide sales in 2025, and its addressable population has expanded from approximately 44,000 patients toward approximately 86,500 patients with successive label expansions into earlier lines of therapy. More than 30 PSMA-targeted radiotherapies are currently in various stages of development. Notwithstanding this activity, we believe a significant unmet need remains: we estimate that approximately 30% of patients with mCRPC have low or no PSMA expression and are therefore poorly served by PSMA-directed radioligand therapies, and re-treatment with PSMA-directed agents may be limited by reduced PSMA surface expression and increased tumor heterogeneity following initial PSMA-targeted therapy. In addition, because PSMA is expressed in the salivary glands, PSMA-directed radiotherapies are associated with xerostomia, a quality-of-life limitation that is particularly relevant for Ac-225-based PSMA agents.

Because ATNM-400 is directed against a novel, non-PSMA antigen and acts independently of both androgen receptor (AR) signaling and PSMA expression, we believe it is positioned to address the full metastatic castration-resistant prostate cancer (mCRPC) treatment continuum. This includes patients whose disease has progressed on androgen receptor pathway inhibitors (ARPIs), as well as patients with PSMA-low or PSMA-negative tumors, for whom there are very limited commercially available targeted radiotherapy options. Together, these patient populations represent a combined opportunity that we estimate exceeds 100,000 patients annually in the United States and may be addressable with ATNM-400 as either a monotherapy or in combination with existing standards of care.

Non-Small Cell Lung Cancer

Lung cancer is the leading cause of cancer death worldwide. Approximately 229,410 new cases of lung cancer were estimated to be diagnosed in the United States in 2026, and NSCLC accounts for approximately 85% of the more than two million lung cancer cases diagnosed globally each year. Approximately 70% are either diagnosed with advanced/metastatic disease or progress to advanced metastatic disease. NSCLC is a large and heterogeneous market in which no single mutation dominates. EGFR and KRAS mutations together account for approximately 50% to 60% of NSCLC cases, and existing therapies are segmented by mutation subtype and ultimately limited by acquired resistance.

Beyond EGFR and KRAS Driver Mutations the NSCLC Market is Fragmented

Source: Adapted from Fregni M, et al. Int J Mol Sci. 2022;23:7213, based on Skoulidis F and Heymach JV. Nat Rev Cancer. 2019;19:495–509

Current targeted therapies illustrate both the scale of the market and the treatment resistant- unmet need. In EGFR-mutant NSCLC, nearly all patients receive osimertinib (Tagrisso®) as first-line therapy; osimertinib generated approximately $7.3 billion in worldwide sales in 2025. Disease progression on osimertinib is common and the resistance mechanisms are highly heterogeneous; in the second-line setting, amivantamab (Rybrevant®) plus chemotherapy became a National Comprehensive Cancer Network (NCCN)- preferred regimen following its September 2024 approval, and datopotamab deruxtecan (Datroway®, a TROP-2 antibody-drug conjugate) received accelerated approval in patients with prior platinum chemotherapy  in June 2025, yet a significant unmet need remains for durable options beyond chemotherapy. Separately, the KRAS-inhibitor class in NSCLC, led by sotorasib (Lumakras®) and adagrasib (Krazati®), is conservatively projected to exceed $3 billion in peak sales by 2032.

We believe ATNM-400 is well suited to this fragmented market. Based on prior immunohistochemistry studies, the antigen targeted by ATNM-400 is expressed in approximately 98% of NSCLC tumors, is highly expressed in approximately 70%, is conserved across EGFR-, KRAS- and other driver-defined subgroups, and is further increased in tumors that have become resistant to EGFR, KRAS and immune-checkpoint therapies. Because ATNM-400 addresses NSCLC as a broad, target-defined population rather than as another mutation-specific therapy for a single molecular subset, we believe its mutation-agnostic profile positions it to participate in these large, established markets as a backbone therapy - enhancing the standard of care in combination while also reaching the broader NSCLC population beyond any single mutation.

Breast Cancer

Breast cancer is the most frequently diagnosed cancer among women in the United States. The National Cancer Institute’s Surveillance, Epidemiology, and End Results (SEER) Program estimates that approximately 321,910 women will be diagnosed with invasive breast cancer in 2026. Approximately 200,000 women were living with metastatic breast cancer in the United States in 2025, a figure expected to grow to approximately 250,000 by 2030.

Hormone receptor-positive, HER2 negative (HR+/HER2−) breast cancer is the largest molecular subtype, accounting for approximately 70% of newly diagnosed cases. Endocrine therapy is the backbone of treatment, with endocrine therapy plus a CDK4/6 inhibitor preferred for most patients in the first-line metastatic setting. Approximately half of patients experience disease progression or death within two years, and the substantial majority progress within five years. Following progression, treatment is guided by prior therapy and biomarkers such as ESR1, PIK3CA, AKT1, PTEN, and germline BRCA1/2 alterations. Patients with ESR1-mutated disease may receive elacestrant, imlunestrant, or vepdegestrant, which was approved in May 2026 as the first proteolysis-targeting chimera in oncology. Gedatolisib-based therapy provides another pathway-targeted option for patients with PIK3CA-wild-type disease, while trastuzumab deruxtecan is approved following endocrine therapy for HR+, HER2 low or HER2 ultralow disease. Although post-endocrine options have expanded, these approvals were based on progression-free survival benefits generally measured in months. Median PFS across approved second-line regimens ranges from approximately four to thirteen months, and substantially all patients ultimately progress. In later lines, datopotamab deruxtecan is approved following endocrine-based therapy and chemotherapy, while sacituzumab govitecan is approved following endocrine therapy and at least two additional metastatic systemic regimens. Despite these advances, substantial need remains for therapies that overcome resistance and provide more durable disease control across successive lines of treatment.

HER2 positive (HER2+) breast cancer accounts for approximately 15% of breast cancers. Although HER2 directed therapies have substantially improved outcomes, metastatic disease generally remains incurable, and resistance develops across successive regimens. Central nervous system progression is a major unmet need, with up to 50% of patients developing brain metastases during the course of disease. Trastuzumab deruxtecan plus pertuzumab was approved in December 2025 as a first-line treatment for unresectable or metastatic HER2+ breast cancer. Taxane chemotherapy with trastuzumab and pertuzumab remains an option for selected patients. Trastuzumab deruxtecan plus pertuzumab achieved a median PFS of 40.7 months, compared with 26.9 months for the taxane-based regimen. Nevertheless, approximately 30% of patients experienced progression or death within two years, and half were expected to do so within approximately three and a half years. For patients with HR+, HER2+ disease controlled after induction therapy, palbociclib with trastuzumab, endocrine therapy, and optional pertuzumab was approved in June 2026 as maintenance treatment. Following progression, treatment depends on prior HER2 directed therapy and the presence or risk of central nervous system disease. Trastuzumab deruxtecan remains an established second-line option after first-line taxane, trastuzumab, and pertuzumab. However, the optimal sequence after progression on a first-line trastuzumab deruxtecan-containing regimen has not been established. Later-line options include tucatinib with trastuzumab and capecitabine, particularly for patients with brain metastases, and other HER2 directed regimens. New agents are needed that remain active following resistance to HER2 directed antibody-drug conjugates and across successive lines of treatment.

Triple-negative breast cancer (TNBC), defined by the absence of estrogen receptor, progesterone receptor, and HER2 overexpression or amplification, accounts for approximately 10% to 15% of breast cancers. TNBC is more aggressive than HR+ breast cancer, carries a higher risk of early distal recurrence, and lacks endocrine and HER2 directed treatment options. First-line treatment is informed by PD-L1 expression and germline BRCA1/2 mutation status. For patients with PD-L1-positive disease, immune-checkpoint inhibition combined with systemic therapy is a common strategy. In June 2026, sacituzumab govitecan was approved with pembrolizumab for PD-L1-positive unresectable locally advanced or metastatic TNBC and as monotherapy for patients who are not candidates for PD-1- or PD-L1-directed therapy. Datopotamab deruxtecan was also approved in May 2026 for patients who are not candidates for checkpoint inhibition. Despite these advances, more than half of patients are expected to experience progression or death within one year of starting first-line treatment. With TROP-2-directed antibody-drug conjugates now used in the first-line setting, no prospectively validated preferred sequence has been established after progression. Subsequent treatment may include chemotherapy, PARP inhibition for eligible patients with germline BRCA1/2 mutations, or clinical trials. This sequencing gap and the biological heterogeneity of TNBC support the need for therapies with mechanisms distinct from TROP-2-directed cytotoxic delivery.

The antigen targeted by ATNM-400 is expressed across multiple breast cancer subtypes, including HR+/HER2−, HER2+ (including HR+ and HR-), and triple-negative disease. Based on our preclinical findings, target expression is also retained or increased in tumor models that have developed resistance to selected standard therapies. We believe ATNM-400’s target-driven, subtype-agnostic profile could position it to address treatment-resistant breast cancer populations as either a monotherapy or in combination with established standards of care.

ATNM-400 Positioned to Address HR+/HER2-, HER2+ and TNBC Breast Cancer Subtypes After Resistance to Standard of Care

Source: American Cancer Society, Cancer Facts & Figures 2026 (Atlanta: American Cancer Society, 2026), estimated new cases of invasive breast cancer in U.S. women, 2026. Subtype distribution derived from age-adjusted incidence rates for 2019–2023, National Cancer Institute, SEER Cancer Stat Facts: Female Breast Cancer Subtypes.

ATNM-400 Preclinical Data in Large Solid Tumor Indications

Our preclinical development program has generated encouraging efficacy and mechanism-of-action data across multiple indication-specific animal models of solid tumors including prostate cancer, NSCLC and breast cancer:

ATNM-400 in Prostate Cancer

ATNM-400 is a first-in-class Ac-225 antibody radioconjugate directed against a novel, non-PSMA antigen implicated in aggressive prostate cancer biology and overexpressed as tumors progress and develop resistance to standard-of-care therapies. Because ATNM-400 acts independently of both androgen-receptor signaling and PSMA expression, we believe it has the potential to address patients across the metastatic castration-resistant prostate cancer, or mCRPC, treatment continuum.

Key Findings and Therapeutic Positioning in Metastatic Castration-Resistant Prostate Cancer

●	Broad monotherapy activity across PSMA expression levels. ATNM-400 demonstrated anti-tumor activity in PSMA-high, PSMA-low and PSMA-negative mCRPC models. It showed greater efficacy than 177Lu-PSMA-617 across these models, including in PSMA-low and PSMA-negative disease where PSMA-directed therapies may have limited activity, and greater efficacy than 225Ac-PSMA-617 in the PSMA-low model.

●	Strong activity in PSMA-high disease with no xerostomia limitation expected. In the PSMA-high model, ATNM-400 demonstrated activity comparable to 225Ac-PSMA-617 and achieved comparable tumor control to 177Lu-PSMA-617 at approximately one-thousandth of the administered radioactivity. However, since the ATNM-400 target is not expressed in the salivary glands, we do not expect ATNM-400 to cause the xerostomia associated with PSMA-directed therapies.

●	Activity following PSMA-directed therapy. ATNM-400 retained anti-tumor activity after progression on 177Lu-PSMA-617 and produced more durable tumor control and prolonged survival relative to 177Lu-PSMA-617, supporting its potential use in patients who have exhausted PSMA-directed radioligand therapy.

●	Activity in ARPI-resistant disease. ATNM-400 demonstrated greater tumor growth inhibition than the approved ARPIs enzalutamide, apalutamide and darolutamide in ARPI-resistant models and retained activity following progression on enzalutamide.

●	Enhanced activity in combination with ARPIs. Combinations of ATNM-400 with enzalutamide, apalutamide or darolutamide produced enhanced tumor growth inhibition, tumor regression and durable complete responses. These findings are supported by evidence that ARPI resistance increases ATNM-400 target expression, providing a mechanistic rationale for the observed combination activity.

We believe these findings support the potential development of ATNM-400 as a monotherapy or in combination with ARPIs across a broad mCRPC population, including patients with ARPI-resistant, PSMA-low or PSMA-negative disease, as well as patients with PSMA-high disease who may benefit from a differentiated safety profile.

Supporting Data in Metastatic Resistant Prostate Cancer Models

ATNM-400 Is Directed Against a Non-PSMA Target With the Potential to Treat More Patients Across Lines of Prostate Cancer Therapy

ATNM-400 Demonstrated Robust Tumor Growth Inhibition and was Superior to PSMA-Targeted Agents Across PSMA-High (C4-2), PSMA-Low (22Rv1) and PSMA-Negative (DU145) Prostate Cancer Models

ATNM-400 had robust efficacy in prostate cancer xenograft mouse models with high, low and no PSMA and was superior to 177-Lu-PSMA-617 in all the models and to 225Ac-PSMA-617 in the Low-PSMA model. ATNM-400 had comparable efficacy to 225Ac-PSMA-617 in the High-PSMA model. Given that 30% mCRPC patients have low or no PSMA expression and up to 70% of patients do not respond to Pluvicto® and nearly all patients progress on Pluvicto® in <12 months, our data in 177-Lu-PSMA-617, the active ingredient in Pluvicto®, suggests that ATNM-400 has the potential to treat a broader population of mCRPC patients.

ATNM-400 retained anti-tumor activity in prostate cancer models after tumors had progressed on 177Lu-PSMA-617. Following tumor progression on 177Lu-PSMA-617, ATNM-400 produced continued tumor growth inhibition, supporting its potential to treat patients who have exhausted PSMA-directed radioligand therapy.

ATNM-400 Demonstrated Robust Efficacy After 177Lu-PSMA-617 Failure in Prostate Cancer Model

Beyond tumor growth inhibition, ATNM-400 conferred a survival benefit relative to PSMA-directed radioligand therapy. In preclinical prostate cancer models, animals treated with ATNM-400 survived longer than those treated with 177Lu-PSMA-617, consistent with the greater and more durable tumor control described above and achieved it at approximately one-thousandth of the administered radioactivity.

ATNM-400 Improved Survival vs 177Lu-PSMA-617 in Prostate Cancer Model

ATNM-400 demonstrated activity in prostate cancer cells and tumors resistant to all three approved androgen-receptor pathway inhibitors (ARPIs) - enzalutamide, apalutamide, and darolutamide. Across these studies, ATNM-400 delivered tumor control as either a single-bolus or repeat-dose regimen with a consistent safety profile and minimal off-target toxicity, which we believe indicates dosing flexibility and a wide therapeutic window.

In an ARPI-resistant model, ATNM-400 as a monotherapy and in combination with enzalutamide produced greater tumor growth inhibition and prolonged survival than enzalutamide alone that correlated well with overall survival. In the combination arm, 40% of the mice had complete cures that were durable up to 100 days post- treatment. The latter can be explained by mechanistic synergy since it has been published that enzalutamide resistance increases ATNM-400 target expression in prostate cancer models and in tumor biopsies from mCRPC patients.

ATNM-400 Monotherapy Demonstrated Superiority to Enzalutamide in ARPI-resistant Prostate Cancer Model and Had Complete Cures with Combination Activity

ATNM-400 Showed Survival Benefit vs Enzalutamide
Monotherapy and Combination

Following disease progression on enzalutamide, ATNM-400 produced continued tumor growth inhibition, supporting its potential to treat patients who have exhausted ARPIs.

ATNM-400 Displayed Strong Efficacy After Enzalutamide Failure

In data presented at the Society of Nuclear Medicine and Molecular Imaging (SNMMI) 2026 Annual Meeting in June 2026, as a monotherapy in the ARPI-resistant 22Rv1 model, ATNM-400 achieved 94% tumor growth inhibition, compared with 32% for apalutamide and 5% for darolutamide, and in combination with either apalutamide or darolutamide achieved 107% tumor growth inhibition (representing tumor regression), with durable complete responses in a majority of treated animals.

ATNM-400 Monotherapy Had Strong Tumor Growth Inhibition in the ARPI-Resistant 22Rv1 Prostate Cancer Model Resistant to Darolutamide and Apalutamide

ATNM-400 Combination with Darolutamide or Apalutamide Demonstrated Strong Tumor Growth Inhibition and Achieved Complete Responses (CRs) in the ARPI-Resistant 22Rv1 Prostate Cancer Model

ATNM-400 in Non-Small Cell Lung Cancer (NSCLC)

ATNM-400 is being developed as a potential mutation-agnostic targeted radiotherapy for non-small cell lung cancer (NSCLC). Its target is broadly expressed across NSCLC, including EGFR- and KRAS-mutant disease, and is further increased following resistance to targeted therapies. Because ATNM-400 acts independently of a tumor’s driver mutation or signaling pathway, we believe it has the potential to address a broad, target-defined NSCLC population.

Key Findings and Therapeutic Positioning in Non-Small Cell Lung Cancer

●	Target-specific activity across major NSCLC driver mutations. ATNM-400 demonstrated target-specific binding, internalization and tumor uptake across EGFR-mutant and multiple KRAS-mutant models, supporting activity driven by target expression rather than by a particular driver mutation.

●	Greater activity than therapies used across EGFR-mutant treatment settings. In an EGFR-mutant model, ATNM-400 demonstrated greater tumor growth inhibition than the active ingredient in the key approved therapies used across first-, second- and third-line settings, including osimertinib, amivantamab and datopotamab deruxtecan.

●	Enhanced activity in combination with osimertinib. Combining ATNM-400 with osimertinib produced tumor regression and complete responses exceeding either agent alone. Osimertinib increased ATNM-400 target expression, providing a mechanistic rationale for the observed combination activity.

●	Monotherapy and combination activity across KRAS-mutant disease. ATNM-400 demonstrated activity in both KRAS G12C- and KRAS G13D-mutant models, including greater activity than approved KRAS G12C inhibitors and tumor regression in combination with sotorasib and adagrasib. Sotorasib and adagrasib also increased ATNM-400 target expression, supporting the potential for combination use.

We believe these findings support the potential development of ATNM-400 as a monotherapy or combination backbone across EGFR- and KRAS-mutant NSCLC and potentially the broader target-positive NSCLC population.

ATNM-400 vs Standard of Care Therapies Across EGFR- and KRAS-Mutant NSCLC Models

Supporting Data in NSCLC

In an EGFR-mutant model (NCI-H1975, harboring L858R and T790M mutations), ATNM-400 monotherapy achieved 75% tumor growth inhibition, compared with 40% for osimertinib, and the combination of ATNM-400 plus osimertinib achieved 107% tumor growth inhibition (representing tumor regression) with complete cures in 100% of treated animals.

ATNM-400 Monotherapy Showed Strong Tumor Growth Inhibition and Combination with Osimertinib Achieved Complete Responses in the EGFR-Mutant NSCLC Model

Osimertinib treatment increased ATNM-400 target expression both in vitro and in vivo, which we believe provides a mechanistic rationale for why the combination of osimertinib with ATNM-400 works even better than ATNM-400 monotherapy alone. Furthermore, in vitro studies also demonstrated that Osimertinib upregulated the ATNM-400 target in NCI-H1975 cells, enhancing ATNM-400 cytotoxicity when dosed in combination.

Increased Target Expression Post-Osimertinib Treatment	ATNM-400 Post-Osimertinib

In the same EGFR-mutant model, ATNM-400 monotherapy also demonstrated greater anti-tumor activity than the approved agents datopotamab deruxtecan (a TROP-2 antibody drug conjugate), amivantamab (an EGFR-cMET bispecific antibody), and izalontamab brengitecan (a HER3-EGFR bispecific antibody-drug conjugate that is currently in development).

ATNM-400 Demonstrated 3-5x Greater Tumor Growth Inhibition vs Osimertinib or Dato-DXd or Amivantamab in EGFR-mutant NSCLC Model

ATNM-400 Demonstrated Superior Tumor Growth Inhibition Compared to Dato-DXd or Izalontamab Brengitecan in EGFR-mutant NSCLC Model

In data presented at the Society of Nuclear Medicine and Molecular Imaging (SNMMI) 2026 Annual Meeting in June 2026, ATNM-400 demonstrated activity across KRAS-mutant NSCLC models spanning distinct KRAS alleles. In a KRAS G12C model (NCI-H358), ATNM-400 monotherapy achieved 92% tumor growth inhibition, compared with 0% for the approved KRAS G12C inhibitor sotorasib, and the combination of ATNM-400 plus sotorasib achieved 90% tumor growth inhibition. In the same G12C model, the combination of ATNM-400 with adagrasib achieved 110% tumor growth inhibition (indicating regression) compared to 71% for adagrasib alone.

ATNM-400 Showed Superior Efficacy versus Approved KRAS G12C Inhibitors in KRAS G12C-Mutant NSCLC Model

Treatment with the approved KRAS G12C inhibitors sotorasib and adagrasib increased ATNM-400 target expression by up to approximately 3.5- and 3.8-fold, respectively (p<0.0001). The addition of ATNM-400 reduced cancer-cell viability beyond KRAS G12C inhibitors alone - demonstrating the same target-expression-increasing, synergy-enabling biology previously observed with the EGFR inhibitor osimertinib.

Sotorasib and Adagrasib Increase ATNM-400 Target Expression in a Dose-Dependent Manner in the KRAS G12C-Mutant NCI-H358 NSCLC Model

Positron-emission-tomography imaging of Zr-89-labeled ATNM-400 confirmed target-specific tumor uptake in a KRAS G12C model with low uptake in healthy normal tissues.

Zr-89-ATNM-400 PET Imaging Showed Tumor-specific Uptake that is Blocked by Unlabeled Cold Antibody Demonstrating Specificity in the KRAS G12C-Mutant NSCLC Model

In a target-positive KRAS G13D-mutant NSCLC model (Calu-3), single doses of 20 uCi/kg or 40 uCi/kg of ATNM-400 reduced tumor volume below baseline, corresponding to 124% and 135% tumor growth inhibition which translates to tumor regression. The unlabeled antibody produced minimal tumor growth inhibition relative to vehicle - indicating that anti-tumor activity is driven by the Ac-225 payload rather than by antibody-mediated target engagement alone.

ATNM-400 Had Dose-Dependent Tumor Growth Inhibition in the KRAS G13D-Mutant NSCLC Model

ATNM-400 in Breast Cancer

ATNM-400’s target antigen is overexpressed across breast cancer subtypes, including HR+/HER2-, HER2+ (including HR+ and HR-), and triple-negative breast cancer, and is retained or increased following resistance to endocrine and HER2+-directed therapies. Because ATNM-400 acts through a pathway-independent mechanism, we believe it has the potential to address multiple treatment-resistant breast cancer populations as a monotherapy or in combination with existing standards of care. In addition, we do not believe ATNM-400 carries the risks of interstitial lung disease (ILD) associated with ADCs carrying the deruxtecan payload.

Key Findings and Therapeutic Positioning in Breast Cancer

●	Activity in treatment-resistant HER2+ disease. In a trastuzumab-resistant HER2+ model, ATNM-400 demonstrated strong monotherapy activity and enhanced activity in combination with trastuzumab, with efficacy comparable to trastuzumab deruxtecan in the evaluated model. Increased ATNM-400 target expression in HER2 resistant disease provides a mechanistic rationale for this activity.

●	Activity in triple-negative breast cancer. ATNM-400 monotherapy produced tumor regression in a TNBC model, supporting its potential in a disease subtype with limited targeted treatment options.

●	Activity following HER2 directed therapy failure. ATNM-400 retained durable anti-tumor activity after trastuzumab progression and demonstrated greater activity than trastuzumab deruxtecan in the post-trastuzumab-failure setting without the risks of ILD associated with ADCs addressing the indication.

●	Activity in endocrine-resistant HR+ disease. ATNM-400 demonstrated dose-dependent activity in an endocrine-resistant HR+ model, supporting activity independent of HER2 status and endocrine sensitivity.

●	Combination activity in endocrine treatment-resistant disease. Following tamoxifen failure, sequential treatment with ATNM-400 drove a dose-dependent, near-complete loss of cancer-cell viability, supporting ATNM-400's potential to deepen response after endocrine therapy failure.

We believe these findings support the potential development of ATNM-400 across breast cancer subtypes, with particularly differentiated opportunities in TNBC and treatment-resistant HER2+ disease, as well as additional potential in endocrine-resistant HR+ disease.

Supporting Data in Breast Cancer Models

In a trastuzumab-resistant HER2+ model (BT474-Clone5), ATNM-400 monotherapy achieved 97% tumor growth inhibition and, in combination with trastuzumab, achieved 100% tumor growth inhibition (representing tumor regression) - comparable to the approved HER2 antibody-drug conjugate trastuzumab deruxtecan, without the higher risks of interstitial lung disease associated with ADC with the deruxtecan payload. ATNM-400 monotherapy drove tumor regression (103% tumor growth inhibition) in a triple-negative model (MDA-MB-468). Similar to referenced KRAS G13D studies in NSCLC, unlabeled antibody produced minimal tumor growth inhibition relative to vehicle – again indicating that anti-tumor activity is driven by ATNM-400’s Ac-225 payload versus antibody-mediated target engagement.

ATNM-400 Monotherapy and Combinations Eradicate Trastuzumab-Resistant Tumors and Triple-Negative Breast Cancer (TNBC)

Trastuzumab-Resistant HER2+ Model BT474-Clone5	MDA-MB-468 (TNBC) Breast Cancer Model

In the post-trastuzumab-failure setting, ATNM-400 retained durable anti-tumor activity (93% tumor growth inhibition), exceeding trastuzumab deruxtecan (64%), further demonstrating utility after resistance to approved drugs.

ATNM-400 Demonstrated Efficacy After Trastuzumab and HER2-DXd Failures in Trastuzumab-resistant Breast Cancer Model

ATNM-400 demonstrated dose-dependent activity in an endocrine-resistant HR+ model (MCF7), consistent with activity that is independent of HER2 status and endocrine sensitivity.

ATNM-400 Showed Dose-Dependent Tumor Growth Inhibition in MCF7 (HR+) Breast Cancer

In an endocrine-resistant (HR+) setting modeling patients who have failed prior tamoxifen, ATNM-400, when given sequentially after tamoxifen exposure, drove a tamoxifen dose-dependent, near-complete loss of cancer-cell viability - reducing viability to as low as approximately 3%.

ATNM-400 Significantly Decreased Cancer Cell Viability Post-Tamoxifen Failures

Actimab-A for MDSCs: Novel Immunomodulatory Approach in Solid Tumors

Actimab-A (lintuzumab-Ac-225) is a CD33-targeted actinium-225 radioconjugate that we are developing to enhance checkpoint inhibitor efficacy by depleting immunosuppressive CD33+ myeloid-derived suppressor cells (MDSCs) in the tumor microenvironment. MDSCs are a heterogeneous population of immature myeloid cells that accumulate in solid tumors and suppress anti-tumor T-cell responses, representing a well-validated mechanism of resistance to PD-1/PD-L1 checkpoint inhibitors. By selectively eliminating these suppressive cells with targeted alpha-particle therapy, Actimab-A is designed to dismantle this barrier and restore an environment in which checkpoint blockade can drive meaningful Tcell–mediated tumor killing. This positions Actimab-A as a differentiated immunomodulatory approach intended to expand the population of patients who benefit from checkpoint inhibitors, including those with tumors historically considered immunologically “cold.”

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

Low MDSCs Associated With Statistically Significant Improvement in PFS and OS

(Bronte et al., Frontiers in Immunology 2022)

Our preclinical studies have suggested that Actimab-A: (1) selectively homes to tumor-resident CD33+ MDSCs in vivo; (2) are cytotoxic to patient-derived MDSCs ex vivo; and (3) rescue T-cell proliferation and anti-tumor immune responses ex vivo following MDSC depletion. We believe these data provide mechanistic support for combining Actimab-A with PD-1 inhibitors to overcome MDSC-mediated resistance.

Actimab-A (Lintuzumab-Ac225) was shown to deplete MDSCs in our studies. Actimab-A was also shown to restore T-cell proliferation in a dose dependent manner.

Actimab-A Depletes Human MDSCs In Vivo	Actimab-A Facilitates T cell Proliferation

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

Hematology Programs

Actimab-A: Backbone Therapy for AML and MDS

In hematologic malignancies, we are developing Actimab-A as a mutation-agnostic backbone therapy for AML and high-risk MDS. CD33 is expressed on leukemic blasts in the majority of AML patients and represents an established therapeutic target validated by the approval of gemtuzumab ozogamicin (Mylotarg®). However, antibody-drug conjugates like Mylotarg® can have limitations, including hepatotoxicity and limited efficacy in certain patient populations. Actimab-A, delivering the highly potent alpha-emitter Ac-225 to CD33+ cells, represents a differentiated approach designed to provide superior efficacy while maintaining a favorable safety profile. Supporting this backbone positioning, preclinical and translational studies have demonstrated that Actimab-A is cytotoxic in primary AML patient samples irrespective of FLT3, KMT2A, NPM1, IDH1, or TP53 mutation status. The combinations of Actimab-A with agents from each of the three major classes of AML standard-of-care therapies, including the menin inhibitor revumenib, the FLT3 inhibitor gilteritinib, and the hypomethylating agent azacitidine, potentiate AML cell death, supporting a backbone strategy. Actimab-A was shown to produce consistent transcriptional reprogramming, including activation of p53-associated stress response and apoptosis pathways and downregulation of proliferative programs such as MYC targets and G2/M checkpoint signatures.

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

We have discussed with the Food and Drug Administration (FDA) and believe we are aligned on a Phase 2/3 trial design to evaluate Actimab-A plus CLAG-M in R/R AML patients eligible for first or second salvage therapy. We are actively seeking a strategic partner to execute this trial. We believe the trial design allows for enrollment of a broad R/R AML population while enriching for patients most likely to benefit based on Phase 1b results.

Actimab-A + CLAG-M Phase 2/3 Trial Design

Actimab-A Development Programs: Beyond R/R AML, we are developing Actimab-A in conjunction with the National Cancer Institute, or NCI across multiple AML and MDS treatment settings and exploring its potential in additional areas:

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

The programs are supported by our Cooperative Research and Development Agreement (CRADA) with the NCI, which enables cost-effective clinical development while retaining commercial rights to Actimab-A.

On April 21, 2026, preclinical translational data with Actimab-A were presented at the AACR Annual Meeting in San Diego, California. The presentation highlighted the following:

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

Gene Set Enrichment Analysis Demonstrated Broad Activity of Actimab-A Combinations Versus AML Standard of Care Therapies Alone

Combinations with Revumenib and Azacitidine Sensitize AML Cells to Actimab-A and Support Frontline Triplet Rationale

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

Conventional stem cell transplant conditioning regimens utilize high-dose chemotherapy, with or without total body irradiation, to ablate the patient’s hematopoietic system and create space for donor cell engraftment. These regimens are associated with significant toxicities including mucositis, hepatotoxicity, pulmonary toxicity, and treatment-related mortality. Many elderly patients and those with comorbidities are deemed ineligible for these intensive conditioning regimens, limiting access to potentially curative transplant therapy.

Iomab-B has been evaluated in over 500 patients across multiple clinical trials, including the Phase 3 SIERRA trial in R/R AML patients. The SIERRA trial demonstrated that Iomab-B enabled successful donor cell engraftment in elderly R/R AML patients who would otherwise be ineligible for conventional conditioning. The study met the primary endpoint of durable complete remission (dCR). While the study did not meet the secondary endpoint of OS due to the cross-over of two-thirds of the patients from the control arm to the Iomab-B arm, it provided important insights into optimal patient selection and trial design for future development.

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

Clinical Development Operations

We conduct company-sponsored clinical development activities through a combination of internal personnel and third-party service providers in the United States and selected international jurisdictions where we operate through subsidiaries and/or contract research organizations. Our clinical development capabilities include clinical trial planning and execution, regulatory affairs, clinical monitoring, pharmacovigilance, medical oversight, data management, biostatistics and investigational product logistics. We work with contract research organizations, clinical investigators, central laboratories and other specialized vendors to support patient enrollment, study execution and regulatory compliance across our development programs.

We believe this operating model provides flexibility to efficiently advance multiple clinical programs while maintaining quality oversight, operational scalability and regulatory compliance. We expect to report data from ongoing company- and investigator-sponsored clinical studies for ATNM-400, Actimab-A for MDSC’s and Iomab-ACT in 4Q:2026 and over the course of 2027.

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

We have also established an end-to-end supply chain spanning isotope production through patient administration. Our clinical development infrastructure supports company-sponsored clinical development activities conducted in the United States and selected international jurisdictions through relationships with isotope suppliers, contract development and manufacturing organizations and specialized radiopharmaceutical logistics providers. We maintain supply agreements with multiple redundant isotope suppliers, relationships with multiple contract manufacturing organizations, and a distribution network to approximately 50 leading cancer centers amassed via the execution of several Phase 1 – 3 clinical trials. This supply chain infrastructure provides geographic coverage across major metropolitan areas, minimizes risk of supply disruption, and positions us to reliably serve patient demand at clinical scale.

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

External Manufacturing Partnerships

We have established partnerships with multiple contract manufacturing organizations providing geographic redundancy and production flexibility to support company-sponsored clinical development activities in the United States and selected international jurisdictions. These partnerships, together with relationships with specialized isotope suppliers and radiopharmaceutical logistics providers, support investigational product manufacturing, distribution and clinical supply while providing operational redundancy and continuity of supply as the Company expands its internal manufacturing capabilities:

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

Our manufacturing and supply chain capabilities position us to support ongoing clinical development activities conducted in multiple jurisdictions and future commercial operations while maintaining flexibility to respond to changing demand.

Human Capital

As of August 6, 2026, we had 27 full-time employees, 13 of whom have Ph.D. or M.D. degrees and 23 of whom are engaged in research and development and clinical development activities. We believe that we have been successful to date in attracting skilled and experienced personnel despite the competitive hiring environment in the industry. Our employees are not covered by a collective bargaining agreement, and we believe that our relationship with our employees is excellent. We continue to engage external consultants on an as-needed basis to supplement existing staff.

Results of Operations - Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Three Months Ended June 30
(in thousands)	2026	2025
Revenue:
Revenue	$-	$-
Other revenue	35,000	-
Total revenue	35,000	-

Operating expenses:
Research and development, net of reimbursements	5,377	4,879
General and administrative	2,058	2,624
Total operating expenses	7,435	7,503

Other income:
Interest income – net	336	625
Total other income	336	625

Income/(loss) before income taxes	27,901	(6,878)
Income tax expense	-	-
Net income/(loss)	$27,901	$(6,878)

Revenue

We recorded no commercial revenue for the three months ended June 30, 2026 and June 30, 2025, respectively.

 Other revenue

On April 7, 2022, we entered into a License Agreement with Immedica, pursuant to which Immedica licensed the exclusive product rights for commercialization of Iomab-B in certain countries in the EUMENA region. Upon signing, we were entitled to an upfront, non-refundable payment of $35 million from Immedica, which was received in May 2022. Under the terms of the License Agreement, we are eligible to receive certain regulatory and commercial milestone payments and royalties on net sales of the product in certain countries that may result from the License Agreement. We continue to retain commercialization rights in the U.S. and the rest of the world. The $35 million upfront payment was initially recorded as Long-term license revenue - deferred due to uncertainty regarding Immedica’s ability to obtain regulatory approval of the product by the European Medicines Agency. Subsequently, Immedica notified us that it would not pursue regulatory approval of Iomab-B in the licensed territories. In the current period, based on the facts and circumstances, we concluded that Immedica’s right to asserting a claim related to the $35 million had expired. Accordingly, the condition previously constraining recognition of the $35 million upfront payment no longer existed and that the non-refundable payment was no longer subject to a significant reversal. Therefore, we recognized the previously deferred $35 million upfront payment as revenue in June 2026.

Research and development expense, net of reimbursements

Research and development expenses include costs associated with preclinical and clinical development activities conducted in the United States and selected international jurisdictions, including clinical site costs, contract research organizations, manufacturing, isotope supply, investigational product logistics, regulatory support and pharmacovigilance. Certain international clinical development activities are conducted through the Company’s wholly owned Australian subsidiary, Actinium Pharmaceuticals Australia Pty Ltd. The Company has applied for available Australian research and development tax incentives associated with qualifying research activities.

Research and development expenses, net of reimbursements, of $5.4 million for the three months ended June 30, 2026 increased by $0.5 million from $4.9 million for the three months ended June 30, 2025, primarily due to increased preclinical expenses of $0.3 million, increased Chemistry, manufacturing and controls, or CMC, expenses and clinical expenses of $0.6 million, partially offset by lower compensation expense of $0.4 million due to lower headcount. In the second quarter of 2025, we conducted a workforce optimization that reduced our headcount by approximately fourteen percent and announced a strategic pipeline prioritization which resulted in additional departures in 2025.

General and administrative expense

General and administrative expense of $2.1 million for the three months ended June 30, 2026 decreased by $0.5 million from $2.6 million for the three months ended June 30, 2025 primarily due to a decrease in compensation expense of $0.4 million due to lower headcount and a decrease in non-cash stock-based compensation expense of $0.1 million.

Other income

Other income is comprised of net interest income in both reporting periods. The amount for the three months ended June 30, 2026 of $0.3 million decreased from $0.6 million for the three months ended June 30, 2025 primarily due to a lower average cash balance during the three months ended June 30, 2026 compared to the prior-year period.

Income tax expense

Income tax expense was $0 for the three months ended June 30, 2026 and 2025. Despite reporting profit before income taxes of $27.9 million for the three months ended June 30, 2026, no income tax expense was recorded as we have sufficient net operating losses that are available to offset net taxable income. The Company’s estimated annual effective income tax rate is 0%, compared to the U.S. federal statutory rate of 21%. The difference is attributable to the full valuation allowance maintained against the Company’s net deferred tax assets. Based on the Company’s history of cumulative losses and the uncertainty of generating sufficient future taxable income to utilize its deferred tax assets, management has determined that it is more likely than not that the net deferred tax assets will not be realized.

Net income / (loss)

Net income of $27.9 million for the three months ended June 30, 2026 increased by $34.8 million from a net loss of $6.9 million for the three months ended June 30, 2025 driven by the recognition of $35.0 million of revenue previously deferred in connection with the commercialization agreement with Immedica.

Results of Operations – Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

The following table sets forth, for the periods indicated, data derived from our statements of operations:

	For the Six Months Ended June 30,
(in thousands)	2026	2025
Revenue:
Revenue	$-	$-
Other revenue	35,000	-
Total revenue	35,000	-

Operating expenses:
Research and development, net of reimbursements	9,578	12,579
General and administrative	3,760	11,562
Total operating expenses	13,338	24,141

Other income:
Interest income – net	717	1,325
Total other income	717	1,325

Income/(loss) before income taxes	22,379	(22,816)
Income tax expense	-	-
Net income/(loss)	$22,379	$(22,816)

Revenue

We recorded no commercial revenue for the six months ended June 30, 2026 and June 30, 2025, respectively.

Other revenue

As noted above, we recognized $35 million as revenue in the six months ended June 30, 2026 related to the Immedica collaboration.

Stock-based compensation expense

On March 31, 2025, our Board of Directors approved the cancellation of certain stock options to purchase an aggregate of 4.9 million shares of common stock held by certain current employees and directors that were initially granted under our Amended and Restated 2013 Stock Plan and our 2019 Stock Plan. The cancellation of these stock options resulted in the recording of $8.7 million in non-cash stock compensation expense for the six months ended June 30, 2025, $2.1 million in Research and development expense and $6.6 million in General and administrative expense.

Research and development expense, net of reimbursements

Research and development expenses, net of reimbursements, of $9.6 million for the six months ended June 30, 2026 decreased by $3.0 million from $12.6 million for the six months ended June 30, 2025. The cancellation of stock options in March 2025 described above resulted in lower non-cash stock-based compensation expense of $2.1 million for the six months ended June 30, 2026 compared with the six months ended June 30, 2025. In addition, there was lower compensation cost of $0.9 million due to lower headcount.

General and administrative expense

General and administrative expense of $3.8 million for the six months ended June 30, 2026 decreased by $7.8 million from $11.6 million for the six months ended June 30, 2025. Lower non-cash stock-based compensation expense of $6.9 million for the six months ended June 30, 2026 compared with the same period in 2025 was primarily driven by the cancellation of stock options in March 2025, discussed above. In addition, in comparison to the prior-year period, compensation expense decreased $0.9 million due to lower headcount.

Other income

Other income is comprised of net interest income in both reporting periods. The amount for the six months ended June 30, 2026 of $0.7 million decreased from $1.3 million for the six months ended June 30, 2025 primarily due to a lower average cash balance during the six months ended June 30, 2026 compared to the prior-year period.

Income tax expense

Income tax expense was $0 for the six months ended June 30, 2026 and 2025. Despite reporting income before income taxes of $22.4 million for the six months ended June 30, 2026, no income tax expense was recorded. The Company’s estimated annual effective income tax rate is 0%, compared to the U.S. federal statutory rate of 21%.

Net income/(loss)

Net income of $22.4 million for the six months ended June 30, 2026 increased by $45.2 million from a net loss of $22.8 million for the six months ended June 30, 2025, driven by the recognition of $35.0 million of revenue previously deferred in connection with the commercialization agreement with Immedica, lower stock-based compensation of $9.0 million discussed above and lower compensation expense of $1.8 million due to lower headcount, slightly offset by lower other income of $0.6 million.

Liquidity and Capital Resources

The following table sets forth selected cash flow information for the periods indicated:

	For the Six Months Ended June 30,
(in thousands)	2026	2025
Cash used in operating activities	$(11,049)	$(12,966)
Cash used in investing activities	(480)	-
Cash used in financing activities	(5)	(5)
Effect of foreign currency rates on cash	13	-

Net change in cash, cash equivalents and restricted cash	$(11,521)	$(12,971)

Net cash used in operating activities for the six months ended June 30, 2026 was $11.0 million, a decrease of $2.0 million from $13.0 million in the prior-year period, primarily resulting from lower compensation expense as a result of lower headcount for the six months ended June 30, 2026 compared to the prior-year period.

Cash used in investing activities for the six months ended June 30, 2026 was $0.5 million related to the construction of modular removable manufacturing improvements within our leased manufacturing facility. There was no cash used in investing activities for the six months ended June 30, 2025.

Cash used in financing activities for the six months ended June 30, 2026 and June 30, 2025 was $5 thousand and $5 thousand, respectively.

In August 2020, we entered into the Capital on Demand™ Sales Agreement with JonesTrading Institutional Services LLC, or JonesTrading, pursuant to which we are able to sell, from time to time, through or to JonesTrading, up to an aggregate of $200 million of our common stock. On June 28, 2022, we entered into an Amended and Restated Capital on Demand™ Sales Agreement, or the A&R Sales Agreement, with JonesTrading and B. Riley Securities, Inc. (“B. Riley”). The A&R Sales Agreement modifies the original Capital on Demand™ Sales Agreement to include B. Riley as an additional sales agent thereunder. Shares of common stock were offered pursuant to a shelf registration statement on Form S-3 (File No. 333-242322) filed with the SEC on August 7, 2020 (the “Prior Shelf Registration Statement”). On August 11, 2023, we filed a registration statement on Form S-3 (File No. 333-273911), which was amended on February 2, 2024, and declared effective on February 5, 2024, to replace the Prior Shelf Registration Statement, including a base prospectus which covers the offering, issuance and sale of up to $500 million of common stock, preferred stock, warrants, units and/or subscription rights; and a sales agreement prospectus covering the offering, issuance and sale of up to a maximum aggregate offering price of $200 million of common stock that may be issued and sold under the A&R Sales Agreement. There was no sale of shares of common stock during the six months ended June 30, 2026 and 2025, respectively.

As of the date of filing this report, we expect that our existing resources will be sufficient to fund our planned operations for more than 12 months following the date of this report.

Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On May 27, 2026, the Company received a notice from NYSE American LLC indicating that we are not in compliance with the continued listing standards set forth in Section 1003(a)(ii) of the NYSE American Company Guide, which requires a listed company to maintain stockholders’ equity of $4.0 million or more if it has reported losses from continuing operations and/or net losses in three of its four most recent fiscal years. As of March 31, 2026, the Company reported stockholders’ equity of $2.3 million and had net losses in its last five fiscal years ended December 31, 2025. As of June 30, 2026, the Company reported stockholders’ equity of $30.3 million.

In connection with its non-compliance with Sections 1003(a)(ii) and (iii) of the Company Guide, the Company was required to submit a plan by June 26, 2026, advising of actions it has taken or will take to regain compliance with the continued listing standards by November 27, 2027, or the Plan Period Deadline. If NYSE Regulation determines to accept the plan, we will be notified in writing and will be subject to periodic reviews including quarterly monitoring for compliance with the plan. Note that typically, NYSE considers a company compliant if it meets the listing requirements for two consecutive quarters. Subsequent to filing of this current Form 10-Q, we expect to be in technical compliance based on our stockholder equity and expect to remain so thereafter.

On June 18, 2026, we submitted our compliance plan to NYSE American, outlining certain actions management intends to take in effort to restore compliance with applicable listing standards. If the plan is not accepted, delisting proceedings will commence. Furthermore, if the plan is accepted but the Company is not in compliance with the continued listing standards by the Plan Period Deadline, or if the Company does not make progress consistent with the plan during the plan period, NYSE American staff will initiate delisting proceedings as appropriate. The Company may appeal a staff delisting determination in accordance with Section 1010 and Part 12 of the Company Guide.

The Notice has no immediate effect on the listing or trading of the Company’s common stock, which will continue to trade on NYSE American under the symbol “ATNM,” subject to the Company’s compliance with the other continued listing requirements of NYSE American, and will continue to trade with a “.BC” indicator to denote that the Company is below compliance.

There can be no assurance that the Company will be able to regain or maintain compliance with the applicable continued listing standards, that NYSE American will accept the Company’s Plan, that the Company will be able to comply with the terms of any accepted Plan, or that the Company will be able to maintain the listing of its common stock on NYSE American.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update clarifies interim disclosure requirements and centralizes such requirements within Topic 270. Among other changes, ASU 2025-11 introduces a disclosure principle requiring entities to provide information about significant events or changes since the end of the last annual reporting period that have a material impact, clarifies when duplicative annual disclosures may be omitted from interim reports, and aligns interim reporting requirements with applicable SEC guidance for registrants. This guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in ASU 2025-11 should be applied prospectively. We are currently assessing the impact on its condensed consolidated financial statements and disclosures.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness, as of June 30, 2026, of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act. Based upon such evaluation, our principal executive officer and principal financial officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that the information we are required to disclose in our filings with the Securities and Exchange Commission, or SEC, under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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

Summary of Risk Factors

We are providing the following summary of the risk factors contained in this Quarterly Report on Form 10-Q to enhance the readability and accessibility of our risk factor disclosures. We encourage you to carefully review the full risk factors contained in this Quarterly Report on Form 10-Q in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

●	We are a clinical-stage company and have generated no revenue from commercial sales to date;

●	We have incurred net losses every year since our inception and anticipate that we will continue to incur net losses in the future;

●	If we fail to obtain additional financing, we will be unable to continue or complete our product development or product commercialization and you will likely lose your entire investment;

●	Limitations under General Instructions I.B.6 of Form S-3 (the “baby shelf limitation) may restrict our ability to raise additional capital;

●	We are highly dependent on the clinical, regulatory and commercial success of ATNM-400, Actimab-A, Iomab-ACT, and other pipeline candidates which we may never achieve;

●	We are highly dependent on our key personnel, most importantly our CEO who we consider a key employee, and the demand for talent in the biotechnology industry is highly competitive; if we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement or execute our business strategy;

●	We continuously evaluate our business strategy and may modify our strategy as necessary to respond to developments in our business and other factors, and any such modification such as a divestiture, spin-off, spin-out, merger or acquisition, if not successful, could have a material adverse effect on our business, financial condition, and results of operations;

●	We may expand our business through the acquisition of rights to new product candidates that could disrupt our business, harm our financial condition and may also dilute current stockholders’ ownership interests in our company;

●	Our business could be adversely affected by the effects of future health epidemics;

●	Our business is subject to cybersecurity risk;

●	We have not demonstrated that any of our products are safe or effective for any indication and will continue to expend substantial time and resources on clinical development before any of our current or future product candidates will be eligible for FDA approval, if ever;

●	Our clinical trials may fail to demonstrate adequately the efficacy and safety of our product candidates, which would prevent or delay regulatory approval and commercialization;

●	Preliminary, Interim, and “top-line” data from our clinical trials that we announce or publish from time to time may change as more data become available and are subject to audit and verification procedures that could result in material changes in the final data;

●	Healthcare legislative reform measures intended to increase pressure to reduce prices of pharmaceutical products paid for by Medicare or, otherwise, affect the regulation of the U.S. healthcare system could have a material adverse effect on our business, future revenue, if any, and results of operations;

●	Changes in the healthcare industry and in healthcare spending could adversely affect our grant-funded clinical programs, business, financial condition and results of operations;

●	We may rely on third parties to conduct certain aspects of our clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines or comply with regulatory requirements, we may not be able to obtain regulatory approval for or commercialize our product candidates;

●	We currently depend on single third-party manufacturers to produce our preclinical and clinical trial drug supplies. Any disruption in the operations of our current third-party manufacturers, or other third-party manufacturers we may engage in the future, could adversely affect our business and results of operations;

●	Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences;

●	Disruptions at the FDA and other government agencies caused by leadership changes, changes to regulatory approach, layoffs, funding shortages or global health concerns could negatively impact our business;

●	Our ability to advance clinical development of trials under our CRADA, obtain regulatory interactions/approvals, or secure government-funded grants may be delayed or disrupted by federal government shutdowns such as the shutdown that began October 1, 2025 and ended on November 12, 2025, as it curtailed operations of key agencies such as the FDA and the National Institutes of Health (“NIH”);

●	Our patent position is highly uncertain and involves complex legal and factual questions;

●	The use of hazardous materials, including radioactive and biological materials, in our research and development efforts imposes certain compliance costs on us and may subject us to liability for claims arising from the use or misuse of these materials;

●	Certain provisions of our Certificate of Incorporation and Bylaws and Delaware law make it more difficult for a third party to acquire us and make a takeover more difficult to complete, even if such a transaction were in our stockholders’ interest; and

●	Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

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

We are not profitable and have incurred losses in each period since our inception. As of June 30, 2026 and December 31, 2025, we had an accumulated deficit of $387.3 million and $409.7 million, respectively. We reported net income of $22.4 million for the six months ended June 30, 2026 and a net loss of $22.8 million for the six months ended June 30, 2025. We expect to continue to operate at a net loss as we continue our research and development efforts, continue to conduct clinical trials and develop manufacturing, sales, marketing and distribution capabilities. There can be no assurance that the products under development by us will be approved for sale in the United States or elsewhere. Furthermore, there can be no assurance that if such products are approved, they will be successfully commercialized, which would have an adverse effect on our business prospects, financial condition and results of operation.

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

Limitations under General Instructions I.B.6 of Form S-3 (the “baby shelf” limitation) may restrict our ability to raise additional capital.

Although we may continue to offer and sell shares of common stock under our existing at-the-market offering program up to the amount covered by the related prospectus supplement, our ability to conduct new or expanded primary offerings under Form S-3 may be limited while the aggregate market value of our voting and non-voting common equity held by non-affiliates remains below $75 million. Under General Instruction I.B.6 of Form S-3, we generally may not sell securities in primary offerings under Form S-3 having an aggregate market value exceeding one-third of our public float during any 12-calendar-month period. These limitations could reduce our flexibility to raise additional capital after the capacity under our existing at-the-market offering program is exhausted or otherwise unavailable and could require us to pursue alternative financing transactions that may be more costly, more dilutive or otherwise less favorable.

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

We are highly dependent on Sandesh Seth, our Chairman and Chief Executive Officer, and the loss of his services could be significantly more disruptive and costly to remediate than the loss of other members of management.

Mr. Seth has served as our Chairman since October 2013 and as our Chief Executive Officer since June 2017, and as a director since March 2012. He has over 25 years of experience spanning investment banking, equity research, and the pharmaceutical industry, including business development, strategic planning, and regulatory affairs, and holds a Regulatory Affairs Certification signifying proficiency with U.S. FDA regulations. In addition to leading our executive team, Mr. Seth is also a named inventor of over 30 issued and pending U.S. and international patents and patent applications which are foundationally applicable to ATNM-400, Actimab-A combined with MDSC’s and Iomab-ACT which are our important pipeline candidates.

Following the workforce reductions described below and the departure of other members of senior management, including our former Chief Financial Officer in February 2026 and our former Chief Strategy Officer, and Chief Medical Officer (position filled June 2026) as well as senior technical and clinical development personnel in 2025, Mr. Seth has assumed broad management responsibilities and has direct involvement with technical operations. Importantly, Mr. Seth possesses institutional knowledge of our scientific platform, regulatory strategy, intellectual property portfolio, key relationships, and capital markets history that cannot be duplicated by the rest of employees in their totality within our organization at this time.

We do not currently maintain key person life insurance on Mr. Seth. There can be no assurance that a suitable successor could be identified, recruited, or transitioned into his role without material disruption to our business, our ongoing regulatory and commercial strategy, or our relationships with investors, collaborators, and regulators.

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

Certain of our company-sponsored clinical development activities are conducted outside the United States through subsidiaries, clinical trial sites, contract research organizations, investigators and other third-party service providers. Conducting clinical development internationally may subject us to additional risks, including differences in regulatory requirements, ethics committee processes, patient recruitment and retention, clinical site performance, data collection standards, import and export controls, foreign currency fluctuations, local tax requirements, and operational or logistical disruptions. Any failure by our international service providers or clinical sites to comply with applicable requirements or meet expected timelines could delay patient enrollment, dosing, data readouts or regulatory submissions.

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

Our product candidates require specialized radiopharmaceutical manufacturing, isotope procurement, release testing and time-sensitive distribution to clinical sites, including sites located outside the United States. International clinical supply may require coordination among isotope suppliers, contract development and manufacturing organizations, couriers, customs brokers, clinical sites and regulatory authorities. Delays or disruptions in isotope availability, manufacturing slots, quality release, customs clearance, import/export approvals, transportation of radioactive materials or site scheduling could result in missed dosing windows, increased costs, product waste due to radioactive decay, protocol deviations or delays in clinical trial enrollment and data generation.

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

‘These requirements may be more complex when radioactive materials or radiopharmaceutical products are transported internationally, including requirements relating to import/export authorizations, customs clearance, local radiation safety rules, chain-of-custody procedures and specialized courier qualifications. Any failure to comply with such requirements, or any delay in obtaining required approvals or clearances, could delay clinical trial activities, increase costs or result in regulatory enforcement actions.

We may undertake international operations, which will subject us to risks inherent with operations outside of the United States.

We conduct certain clinical development activities outside the United States, including through our wholly owned Australian subsidiary and third-party service providers, and we may conduct additional international development, regulatory, manufacturing, supply chain or commercialization activities in the future. Conducting operations outside the United States involves inherent risks, including, but not limited to, difficulties in staffing, funding and managing foreign operations; unexpected changes in regulatory requirements; differences in clinical trial, ethics committee, privacy, data protection, tax and healthcare requirements; export restrictions; tariffs and other trade barriers; import/export controls and customs requirements applicable to radioactive materials; difficulties in protecting, acquiring, enforcing and litigating intellectual property rights; difficulties in collecting accounts receivable; longer payment cycles; changes in tax laws; laws and business practices favoring local companies; compliance with tax, employment, immigration and labor laws for employees or contractors living or traveling abroad; the need to obtain required approvals from foreign governmental authorities; foreign currency fluctuations; and the potential imposition of restrictions on currency conversion or the transfer of funds.

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

We may not receive expected benefits from research and development tax incentives, including Australian research and development tax incentives, and any such benefits may be delayed, reduced, denied or subject to recapture.

We have applied for Australian research and development tax incentives associated with qualifying research activities conducted through our Australian subsidiary. Eligibility for such incentives depends on satisfaction of applicable requirements, including requirements relating to qualifying activities, eligible expenditures, documentation, registration, tax filings, and review by Australian governmental authorities. There can be no assurance that we will qualify for, receive, or retain any anticipated incentive amounts, or that such amounts will be received on the timing expected. Any denial, reduction, delay, audit adjustment or recapture of such incentives could adversely affect our cash flows, results of operations or financial condition. Changes in Australian tax laws, administrative practices or governmental funding policies could also reduce or eliminate the availability of such incentives in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Certificate of Incorporation of Actinium Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed with the SEC on April 17, 2013).

3.2	Certificate of Amendment to Certificate of Incorporation, as amended, filed January 7, 2014 (incorporated by reference to Exhibit 3.5 to Form S-1 filed on January 31, 2014).

3.3	Certificate of Amendment to Certificate of Incorporation, as amended, filed February 3, 2014. (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 7, 2014).

3.4	Certificate of Amendment to Certificate of Incorporation, as amended, filed on February 26, 2015 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on March 4, 2015).

3.5	Certificate of Amendment to Certificate of Incorporation, as amended, filed on February 26, 2018 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on February 26, 2018).

3.6	Certificate of Amendment to Certificate of Incorporation, as amended, filed on March 6, 2019 (incorporated by reference to Exhibit 3.7 to Form 10-K filed on March 15, 2019).

3.7	Certificate of Amendment to Certificate of Incorporation, as amended, filed on June 16, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on June 16, 2020).

3.8	Certificate of Amendment to Certificate of Incorporation, as amended, filed on August 10, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on August 14, 2020).

3.9	Amended and Restated Bylaws, dated August 9, 2018 (incorporated by reference to Exhibit 3.1 to Form 10-Q filed on August 9, 2018).

3.10	Amendment to Amended and Restated Bylaws, dated August 6, 2020 (incorporated by reference to Exhibit 3.1 to Form 8-K filed on May 5, 2020).

10.1*	Exclusive License Agreement, dated June 25, 2024, by and between ISU ABXIS Co., Ltd. and Actinium Pharmaceuticals, Inc.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Schema Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACTINIUM PHARMACEUTICALS, INC.

Date: August 7, 2026	By:	/s/ Sandesh Seth
Sandesh Seth
Chairman and Chief Executive Officer (Duly Authorized Officer, Principal Executive Officer, Principal Financial Officer)